Form 10-Q
period 2010-09-30
Sabra Health Care REIT, Inc.
filed 2010-11-12
CIK 1492298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34950

SABRA HEALTH CARE REIT, INC.

(Exact name of Registrant as specified in its charter)

Maryland	27-2560479
(State of Incorporation)	(I.R.S. Employer Identification No.)

18500 Von Karman, Suite 550

Irvine, CA 92612

(888) 393-8248

(Address, zip code and telephone number of Registrant)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 12, 2010, there were 1,000 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to Sabra, “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding the expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the timing and impact of the Separation and REIT Conversion Merger (as hereinafter defined), the expected amounts and timing of dividends and distributions, the outcome and costs of litigation, projected expenses and capital expenditures, competitive position, growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements. The forward-looking statements are based on the information currently available and are applicable only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those referred to in Part II, Item 1A of this 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. There may be additional risks of which we are presently unaware or that we currently deem immaterial. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUN REAL ESTATE PROPERTIES

COMBINED BALANCE SHEET (unaudited)

As of September 30, 2010

(in thousands)

Assets:
Real estate investments, net of accumulated depreciation of $88,875	$486,190
Restricted cash	903
Deferred financing costs	2,325

Total assets	$489,418

Liabilities:
Mortgage notes payable	$156,679
Accrued interest on mortgage notes	763
Deferred tax liabilities, net	52,203

Total liabilities	209,645
Sun Healthcare Group, Inc. Net Equity in Sun Real Estate Properties:	279,773

Total liabilities and Sun Healthcare Group, Inc. net equity in Sun Real Estate Properties	$489,418

The accompanying notes are an integral part of this balance sheet.

SUN REAL ESTATE PROPERTIES

NOTES TO COMBINED BALANCE SHEET

(UNAUDITED)

(1) Description of Reporting Entity

Sabra Health Care REIT, Inc. (“Sabra”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”), a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan previously announced by Sun, Sun intends to restructure its business by separating its real estate assets and its operating assets into two separate publicly traded companies. The separation of Sun’s operating assets (the “Separation”) will occur by means of a spin-off transaction pursuant to which Sun will distribute to its stockholders on a pro rata basis all of the outstanding shares of common stock of SHG Services, Inc. a Delaware corporation (“New Sun”). Immediately following the spin-off transaction, Sun will merge with and into Sabra, with Sabra surviving the merger (the “REIT Conversion Merger”), and New Sun will be renamed “Sun Healthcare Group, Inc.” The Separation and REIT Conversion Merger are expected to be completed on November 15, 2010.

Following completion of the Separation and REIT Conversion Merger, Sabra will be a self-administered, self-managed realty company that will, directly or indirectly, own and invest in real estate serving the healthcare industry. Subsidiaries of Sabra will own substantially all of Sun’s owned real property and will assume the liabilities of Sun, including mortgage indebtedness to third parties, that are related to the real properties to be owned by subsidiaries of Sabra. Initially, Sabra’s portfolio will consist of 86 properties: (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community (collectively, the “Sabra Properties”). As of September 30, 2010, the Sabra Properties had a total of 9,603 licensed beds, or units, spread across 19 states. Subsidiaries of Sabra will lease all of the Sabra Properties to subsidiaries of New Sun pursuant to triple-net, master lease agreements with initial terms of between 10 and 15 years (the “Lease Agreements”).

Following completion of the REIT Conversion Merger, Sabra intends to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra intends to operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of its properties and assets will be held by Sabra Health Care Limited Partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership.

The accompanying unaudited combined balance sheet reflects the Sabra Properties and related liabilities, including the related mortgage indebtedness of Sun to be owned or assumed by Sabra following the Separation and REIT Conversion Merger.

(2) Basis of Presentation

The accompanying unaudited combined balance sheet of Sun Real Estate Properties reflects the assets and liabilities directly attributed to Sun’s real estate holdings to be owned or assumed by Sabra. The Sun Real Estate Properties combined balance sheets as of June 30, 2010 and March 31, 2010 include one immaterial property that will be retained by New Sun and accordingly is not included in the accompanying unaudited combined balance sheet. The unaudited balance sheet presented herein is combined on the basis of common control. The unaudited combined balance sheet has been prepared in accordance with Sun’s customary accounting practices and accounting principles generally accepted in the United States. In our opinion, the accompanying combined balance sheet is a fair statement of Sun Real Estate Properties’ financial position at September 30, 2010. This statement is unaudited, and certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited combined balance sheet reflects all adjustments, consisting of only normal recurring items. This unaudited combined balance sheet should be read in conjunction with the audited combined balance sheet and notes thereto as of March 31, 2010, set forth under the heading “Audited Sun Real Estate Properties Combined Balance Sheet” in Sabra’s Registration Statement on Form S-4 (File No. 333-167040), as originally filed with the SEC on May 24, 2010, as amended (the “Registration Statement”), and in the prospectus included in the Registration Statement and filed separately by Sabra with the SEC on September 29, 2010, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

SUN REAL ESTATE PROPERTIES

NOTES TO COMBINED BALANCE SHEET

(UNAUDITED)

The preparation of the unaudited combined balance sheet in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of significant contingent assets and liabilities at the date of the balance sheet. Significant estimates include determination of the real estate investments’ useful lives, deferred taxes and the realizability of long-lived assets. Actual results could differ from those estimates.

(3) Mortgage Notes Payable

Mortgage notes payable are collateralized by the carrying value of the real estate investment to which they relate and are due at various dates through 2037. The balances consisted of the following as of September 30, 2010 (in thousands):

Mortgage notes payable due monthly, with interest from 8.0% to 9.4%	$19,090
Mortgage notes payable due monthly, with interest from 5.2% to 6.8%	113,392
Mortgage notes payable due monthly, with interest at 3.3%	23,535
Fair value premium related to acquisitions	662

Total mortgage notes payable	$156,679

The scheduled maturities of mortgage notes payable, excluding premiums of $0.7 million, as of September 30, 2010 were as follows (in thousands):

October 1 through December 31, 2010	$36,746
2011	2,391
2012	2,561
2013	32,104
2014	20,241
Thereafter	61,976

$156,019

(4) Litigation

New Sun and Sabra have entered into a distribution agreement, providing for certain organizational matters, the mechanics related to the Separation and REIT Conversion Merger as well as other ongoing obligations of New Sun and Sabra (the “Distribution Agreement”). Pursuant to the Distribution Agreement, any liability arising from or relating to legal proceedings involving Sun’s owned real property assets that will be owned by Sabra will be assumed by Sabra and Sabra will indemnify New Sun against any losses it may incur arising out of or relating to such legal proceedings. While there are not currently any such actions and proceedings, there is no assurance that such actions or proceedings will not occur and that the ultimate outcome will not have a material adverse effect on Sabra’s business, financial position or results of operations.

In addition, pursuant to the Distribution Agreement, New Sun has agreed to indemnify Sabra for any liability arising from or relating to legal proceedings involving Sun’s healthcare business prior to the Separation, and, pursuant to the Lease Agreements, the tenants will agree to indemnify Sabra for any liability arising from operations at the real property leased from Sabra. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on New Sun’s business, financial position or results of operations, which, in turn, could have a material adverse effect on Sabra’s business, financial position or results of operations if New Sun or its subsidiaries are unable to meet their indemnification obligations.

SUN REAL ESTATE PROPERTIES

NOTES TO COMBINED BALANCE SHEET

(UNAUDITED)

(5) Subsequent Events

Sun, with respect to the Sun Real Estate Properties, has performed an evaluation of recognizable subsequent events through October 28, 2010, the date Sun filed its Form 10-Q for the quarterly period ended September 30, 2010, and evaluated subsequent events for disclosures through November 11, 2010, the date the unaudited combined balance sheet was issued.

In October 2010, Sun refinanced mortgage indebtedness totaling $34.5 million, collateralized by certain of the Sabra Properties. The new mortgage indebtedness is for a total amount of $40.0 million ($10.0 million of which is being held by the lender pending a collateral package modification, expected to occur in December 2010), carries interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%), and is currently collateralized by seven of the Sabra Properties and, upon completion of the collateral package modification, will be collateralized by a total of 17 of the Sabra Properties, which properties will also serve as collateral for certain other mortgage indebtedness to be assumed by subsidiaries of Sabra.

On October 27, 2010, Sabra, through certain of its subsidiaries, issued $225.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $218.8 million after deducting discounts, commissions and expenses. On November 4, 2010, the net proceeds were released from escrow and, on December 6, 2010, substantially all of the net proceeds are expected to be used to redeem the $200.0 million in aggregate principal amount outstanding of Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

On November 3, 2010, certain of Sabra’s subsidiaries entered into a Credit Agreement (the “Sabra Credit Agreement”) with certain lenders as set forth in the Sabra Credit Agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in the Sabra Credit Agreement). The Sabra Credit Agreement provides for up to a $100.0 million senior secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the borrowers under the Sabra Credit Agreement, through the increase in commitments from existing lenders and/or the addition of new lenders, to increase the borrowing availability under the Sabra Credit Agreement by up to an additional $100.0 million. The Sabra Credit Agreement will not be available for borrowing until completion of the Separation and REIT Conversion Merger. At that time or soon thereafter, Sabra expects that approximately $87.6 million will initially be available for borrowing under the Sabra Credit Agreement. Borrowing availability under the Sabra Credit Agreement terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We will not have operated prior to the Separation and REIT Conversion Merger (both defined below). Accordingly, we have no historical financial results to present in this Quarterly Report on Form 10-Q and, therefore, have not included a discussion and analysis of our results of operations. Instead, we have presented below an unaudited pro forma consolidated balance sheet as of September 30, 2010 as if the Separation and REIT Conversion Merger had occurred on September 30, 2010 and an unaudited pro forma consolidated income statement for the year ended December 31, 2009 and for the nine months ended September 30, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2009. We have also presented below a discussion and analysis of our anticipated financial results of operations and financial condition immediately following the Separation and REIT Conversion Merger.

Immediately following the Separation and REIT Conversion Merger, we will own, through our subsidiaries, 86 of the 202 properties that Sun operated as of October 1, 2010. Our only material indebtedness at the time of the Separation will consist of the $225.0 million 8.125% Senior Notes due 2018 and mortgage indebtedness to third parties on certain of the real properties to be owned by our subsidiaries. Our balance sheet at the time of the Separation and REIT Conversion Merger will reflect the assets and liabilities of Sabra at their respective historical carrying values and our statements of income and cash flows will consist solely of our consolidated results of operations after the Separation and REIT Conversion Merger. Until we have operated for a full year, we will continue to present, for comparison purposes, in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q unaudited pro forma financial data concerning our results of operations as if the Separation and REIT Conversion Merger had occurred prior to the period presented.

This discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this Quarterly Report on Form 10-Q. See also “Risk Factors.”

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Unaudited Pro Forma Financial Data

•	Components of Sabra’s Future Revenues and Expenses

•	Liquidity and Capital Resources

•	Obligations and Commitments

•	Impact of Inflation

•	Off-Balance Sheet Arrangements

Overview

We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”), a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan previously announced by Sun, Sun intends to restructure its business by separating its real estate assets and its operating assets into two separate publicly traded companies. The separation of Sun’s operating assets (the “Separation”) will occur by means of a spin-off transaction pursuant to which Sun will distribute to its stockholders on a pro rata basis all of the outstanding shares of common stock of SHG Services, Inc. a Delaware corporation (“New Sun”). Immediately following the spin-off transaction, Sun will merge with and into Sabra, with Sabra surviving the merger (the “REIT Conversion Merger”), and New Sun will be renamed “Sun Healthcare Group, Inc.” The Separation and REIT Conversion Merger are expected to be completed on November 15, 2010.

Following completion of the Separation and REIT Conversion Merger, we will be a self-administered, self-managed realty company that will, directly or indirectly, own and invest in real estate serving the healthcare industry. Our subsidiaries will own substantially all of Sun’s owned real property and will assume the liabilities of Sun, including mortgage indebtedness to third parties, that are related to the real properties to be owned by our subsidiaries. Initially, our portfolio will consist of 86 properties: (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community (collectively, the “Sabra Properties”). As of September 30, 2010, the Sabra Properties had a total of 9,603 licensed beds, or units, spread across 19 states. Our subsidiaries will lease all of the Sabra Properties to subsidiaries of New Sun pursuant to triple-net, master lease agreements with initial terms of between 10 and 15 years (the “Lease Agreements”).

We expect initially to grow our portfolio through the acquisition of skilled nursing and senior housing facilities, including assisted living, independent living and continuing care retirement community facilities. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. For example, we expect to pursue the acquisition of medical office buildings, life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies) and hospitals. We plan to be opportunistic in our healthcare real estate investment strategy while investing in assets that allow us to maintain balance sheet strength and liquidity.

We intend to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2011. We intend to operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets will be held by Sabra Health Care Limited Partnership (the “Operating Partnership”), of which we are the sole general partner, or by subsidiaries of the Operating Partnership.

Unaudited Pro Forma Financial Data

The following financial statements reflect the unaudited pro forma consolidated balance sheet of Sabra as of September 30, 2010, as if the Separation and the REIT Conversion Merger had occurred on September 30, 2010, and also reflect the unaudited pro forma consolidated income statement of Sabra for the year ended December 31, 2009 and for the nine months ended September 30, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2009. The pro forma adjustments are preliminary and have been made solely for purposes of developing the pro forma financial information for illustrative purposes necessary to prepare pro formas consistent with the requirements of the Securities and Exchange Commission (the “SEC”). The actual results reported in periods following the transactions may differ significantly from that reflected in these pro forma financial statements for a number of reasons, including differences between the assumptions used to prepare these pro forma financial statements and actual amounts and cost savings from operating efficiencies. In addition, no adjustments have been made to the unaudited pro forma consolidated income statements for non-recurring items related to the transactions or for general and administrative costs expected to be incurred by Sabra in the first year after the Separation. As a result, the pro forma financial information does not purport to be indicative of what the financial condition or results of operations would have been had the transactions been completed on the applicable dates of this pro forma financial information. The pro forma financial statements do not purport to project the future financial condition and results of operations after giving effect to the transactions. As described in Note 4 below, the pro forma consolidated statements of income exclude general and administrative costs expected to be incurred by Sabra after the Separation.

Sabra will not have operated prior to the Separation. The balance sheet of Sabra at the time of the Separation will reflect the assets and liabilities of Sabra at their respective historical carrying values. The other financial statements of Sabra will reflect solely the results of operations of Sabra after the Separation.

Unaudited Pro Forma Consolidated Income Statement

For the Nine Months Ended September 30, 2010

(in thousands)

	Historical Sabra	Pro Forma Adjustments		Pro Forma Sabra
Total net revenues	$—	$52,650	(a)	$52,650

Costs and expenses:
Depreciation and amortization	—	17,933	(b)	17,933
Interest	—	22,553	(c)	22,553

Total costs and expenses	—	40,486		40,486

Income before income taxes	—	12,164		12,164
Income tax expense	—	—		—

Net income	$—	$12,164		$12,164

Basic earnings from per common or common equivalent share	$—	$—		$0.49

Weighted average number of common and common equivalent shares outstanding	—	24,929	(d)	24,929

See accompanying notes to unaudited pro forma consolidated financial statements.

Unaudited Pro Forma Consolidated Income Statement

For the Year Ended December 31, 2009

(in thousands)

	Historical Sabra	Pro Forma Adjustments		Pro Forma Sabra
Total net revenues	$—	$70,200	(a)	$70,200

Costs and expenses:
Depreciation and amortization	—	23,911	(b)	23,911
Interest	—	30,070	(c)	30,070

Total costs and expenses	—	53,981		53,981

Income before income taxes	—	16,219		16,219
Income tax expense	—	—		—

Net income	$—	$16,219		$16,219

Basic earnings from per common or common equivalent share	$—	$—		$0.65

Weighted average number of common and common equivalent shares outstanding	—	24,929	(d)	24,929

See accompanying notes to unaudited pro forma consolidated financial statements.

Unaudited Pro Forma Consolidated Balance Sheet

As of September 30, 2010

(in thousands)

	Historical (Note 1)	Pro Forma Adjustments		Pro Forma Sabra
Assets:
Real estate investments, net of accumulated depreciation	$486,190	$—		$486,190
Cash and cash equivalents	—	64,995	(e)	64,995
Restricted cash	903	—		903
Intangible assets, net	2,325	7,279	(f)	9,604

Total assets	$489,418	$72,274		$561,692

Liabilities:
Mortgage notes payable	$156,679	$5,506	(g)	$162,185
Accrued liabilities	—	111	(h)	111
Accrued interest on mortgage notes	763	—		763
Long-term debt	—	225,000	(i)	225,000
Deferred tax liabilities	52,203	—		52,203

Total liabilities	209,645	230,617		440,262

Stockholders’ equity:
Sun net equity in real estate properties and Sabra stockholders’ equity	279,773	64,995	(e)
		7,279	(f)
		(5,506	)(g)
		(111	)(h)
		(225,000	)(i)	121,430

Total stockholders’ equity	279,773	(158,343)		121,430

Total liabilities and stockholders’ equity	$489,418	$72,274		$561,692

See accompanying notes to unaudited pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Financial Statements

Note 1—Sabra Basis of Presentation:

Following the Separation and REIT Conversion Merger, New Sun will continue the business and operations of Sun. The historical operations and the historical consolidated financial statements of Sun will become the historical consolidated financial statements of New Sun at the Separation. Sabra will not have operated prior to the Separation. Immediately following the Separation and REIT Conversion Merger, Sabra, through its subsidiaries, will own all of Sun’s owned real property (including fixtures and certain personal property associated with the real property, but excluding five healthcare properties that are located in Georgia, Maryland, Massachusetts and Wyoming as well as administrative office buildings in Albuquerque, New Mexico that will be retained by New Sun following the Separation and REIT Conversion Merger). The balance sheet of Sabra at the time of the Separation will reflect the assets and liabilities of Sabra at their respective historical carrying values. The other financial statements of Sabra will reflect solely the results of operations of Sabra after the Separation.

The accompanying unaudited pro forma consolidated financial statements of Sabra have accordingly been prepared based on the Separation and REIT Conversion as described above.

Note 2—Pro Forma Adjustments:

a.	To record rent income associated with the rent from subsidiaries of New Sun in connection with the Lease Agreements at assumed annual minimum lease payments of $70.2 million. Amounts due under the terms of the Lease Agreements are fixed (except for an anticipated annual rent escalator described below), and there is no contingent rental income based upon the revenues or net income which may be derived by New Sun from the Sabra Properties.

The annual rent escalator under each Lease Agreement will be the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero).

b.	To adjust depreciation expense related to the property and equipment transferred to Sabra by Sun.

c.	To adjust interest expense related to Sabra indebtedness (dollars in millions):

		Interest Expense
	Debt	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Sabra mortgage indebtedness	$162.2	$7.5	$10.0
(weighted average annual interest rate 6.0%)
Sabra indebtedness	225.0	13.7	18.3
(annual interest rate 8.125%)

	$387.2	21.2	28.3

Add 0.5% commitment fee related to revolving credit facility		0.4	0.5
Add amortization associated with $9.6 million of deferred financing costs related to Sabra indebtedness		1.0	1.3

Total Sabra interest expense		$22.6	$30.1

d.	Pro forma earnings per share of Sabra are based upon the exchange of one share of Sabra common stock for every three shares of Sun common stock in the REIT Conversion Merger (based on the number of shares of Sun common stock outstanding as of September 30, 2010). The pro forma weighted average shares outstanding assume that all shares of Sabra common stock outstanding as of September 30, 2010 were outstanding as of January 1, 2009.

e.	To record cash and cash equivalents to be distributed by Sun to Sabra at the time of the Separation.

Notes to Unaudited Pro Forma Consolidated Financial Statements—(Continued)

f.	To record deferred financing costs related to the Sabra indebtedness.

g.	To record refinancings of mortgages in October 2010 ($40.0 million of new borrowings less $34.5 million of repayments).

h.	To record the accrued vacation liability for certain employees being assumed by Sabra from Sun.

i.	To record the $225.0 million 8.125% senior notes due 2018 issued by the Operating Partnership and Sabra Capital Corporation in October 2010. Substantially all of the net proceeds will be used to redeem the $200.0 million in aggregate principal amount outstanding of Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

Note 3—Income Taxes

The pro forma consolidated income statement of Sabra assumes that Sabra has met all the conditions necessary for it to be treated as a REIT for all periods presented. As a result, no provision for income taxes has been made for the year ended December 31, 2009, or for the nine months ended September 30, 2010.

Deferred tax assets and liabilities consisted of the following at September 30, 2010 (in thousands):

Deferred tax assets:
Net operating loss carryforwards	$20,114
Tax credit carryforwards	5,511
Intangible assets	5,196
Other	124

30,945
Less valuation allowance	(30,945)

Total deferred tax assets	—

Deferred tax liabilities:
Property and equipment	(51,980)
Deferred financing costs	(223)

Total deferred tax liabilities	(52,203)

Deferred tax liabilities, net	$(52,203)

Federal and state net operating loss (“NOL”) carryforwards of approximately $21.8 million and $250.0 million, respectively, have been attributed to the legal entities which will comprise Sabra after the Separation. Sabra’s ability to utilize NOL and tax credit carryforwards will be subject to a variety of factors, including the ability to generate sufficient taxable income and the impact of the REIT Conversion Merger. As a result of the uncertainties relating to the ultimate realization of these tax attribute carryforwards and other deferred tax assets, a full valuation allowance has been recorded.

Note 4—General and Administrative Expenses

The pro forma consolidated statements of income exclude general and administrative costs expected to be incurred by Sabra after the Separation for items such as compensation costs, professional services, office costs, and other costs associated with acquisition and development activities.

To the extent requested by Sabra, New Sun will provide Sabra with administrative and support services on a transitional basis pursuant to a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement provides for Sabra to pay New Sun a rate per labor hour of actual services rendered. The pro forma consolidated statements of income exclude the impact of Sabra reflecting such payments as general and administrative expenses, which are estimated to be less than $100,000.

Notes to Unaudited Pro Forma Consolidated Financial Statements—(Continued)

Total general and administrative expenses for Sabra are expected to approximate $6.6 million to $7.5 million in the first year after the Separation broken out as follows:

Compensation-related (including non-cash stock compensation of $2.4 million)(1)	$5.0 million to $5.6 million
Professional services	0.6 million to 0.7 million
Administrative and other costs	1.0 million to 1.1 million
New Sun transition services	0.0 million to 0.1 million

Total	$6.6 million to $7.5 million

(1)	Other than with respect to converted Sun equity awards, the details of Richard K. Matros’s compensation as Chief Executive Officer of Sabra, and the compensation of other executives of Sabra, have not yet been determined. For purposes of the estimates provided in this table, Sabra has assumed compensation expense for Mr. Matros of $3.025 million, which includes non-cash compensation to Mr. Matros of $1.8 million ($1.5 million of which is an estimate of the compensation-related expense that Sabra expects to incur with respect to converted Sun equity awards). The aggregate fair value of Mr. Matros’s converted Sun equity awards will not change and therefore will not cause an incremental expense charge to what is reflected in Sun’s historical results. The amount of compensation-related expense, including non-cash stock compensation expense, actually incurred by Sabra in the first year after the Separation will be based on determinations by Sabra’s compensation committee following the Separation and REIT Conversion Merger and expenses related to the converted Sun equity awards.

Components of Sabra’s Future Revenues and Expenses

Sabra will begin operating as a separate company following the Separation and REIT Conversion Merger, which is anticipated to be completed on November 15, 2010. The following is a discussion of the most significant components of revenues and expenses that are expected to impact Sabra’s results of operations following completion of the Separation and REIT Conversion Merger.

Revenues

Following the Separation and REIT Conversion Merger, we will generate revenues from the lease of the Sabra Properties to subsidiaries of New Sun pursuant to the Lease Agreements. It is anticipated that the annual aggregate minimum base rent payable by subsidiaries of New Sun under the Lease Agreements will be $70.2 million. Amounts due under the terms of the Lease Agreements are fixed (except for an annual rent escalator described below), and there is no contingent rental income based upon the revenues or net income which may be derived by New Sun from the Sabra Properties. The annual rent escalator will be the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero).

General and Administrative Expenses

General and administrative costs are expected for items such as compensation costs, professional services, office costs and other costs associated with acquisition and development activities. Our total general and administrative expenses are projected to approximate $6.6 million to $7.5 million in the first calendar year after the Separation broken out as follows:

Compensation-related (including non-cash stock compensation of $2.4 million)	$5.0 million to $5.6 million
Professional services	0.6 million to 0.7 million
Administrative and other costs	1.0 million to 1.1 million
New Sun transition services	0.0 million to 0.1 million

Total	$6.6 million to $7.5 million

Depreciation and Amortization

We will incur depreciation and amortization expenses for the property and equipment transferred to us from Sun, which is projected to approximate $23.9 million in the first calendar year after the Separation and REIT Conversion Merger.

Interest

We will incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. We anticipate interest expense to approximate $30.1 million in the first calendar year after the Separation and REIT Conversion Merger. See “—Liquidity and Capital Resources” below for more information.

Liquidity and Capital Resources

We believe that our available cash at the time of the Separation and REIT Conversion Merger, expected operating cash flows and borrowings expected to be available to us under the Sabra Credit Agreement (defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments with respect to our Senior Notes (defined below) and mortgage indebtedness on the Sabra Properties, and dividend requirements for the twelve-month period following the Separation.

We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Sabra Credit Agreement, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.

In connection with the Separation and REIT Conversion Merger, we have recently completed two financing transactions, as described below. Following these transactions, we have $225.0 million in aggregate principal amount of Senior Notes outstanding and an additional $87.6 million of borrowings that will initially be available to us following the Separation under our new $100.0 million senior secured revolving credit facility. At the time of the Separation and based on the outstanding principal amount of Sun’s mortgage indebtedness at September 30, 2010, we also expect to have aggregate mortgage indebtedness to third parties of approximately $162.2 million on certain of the Sabra Properties, which gives effect to the refinancing by Sun in October 2010 of mortgage indebtedness ($40.0 million of new borrowings less $34.5 million of repayments). Although we will be subject to restrictions on our ability to incur indebtedness under the indenture governing our Senior Notes and under the terms of the Sabra Credit Agreement, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Loan agreements

8.125% Senior Notes due 2018. On October 27, 2010, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), issued $225.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $218.8 million after deducting discounts, commissions and expenses. On November 4, 2010, the net proceeds were released from escrow and, on December 6, 2010, substantially all of the net proceeds are expected to be used to redeem the $200.0 million in aggregate principal amount outstanding of Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future subsidiaries. The Senior Notes are also initially guaranteed by Sun until completion of the Separation and REIT Conversion Merger.

The Senior Notes will be redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to November 1, 2013, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 108.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.

The Senior Notes and the related guarantees are senior unsecured obligations of the Issuers and guarantors of the Senior Notes, and rank equally in right of payment with other existing and future unsecured senior indebtedness of the Issuers and the guarantors. The Senior Notes are effectively junior to all of the Issuers’ and the Issuers’ consolidated subsidiaries’ secured indebtedness to the extent of the value of the collateral securing such debt, including Sabra’s $100.0 million senior secured revolving credit facility and Sabra’s mortgage indebtedness, and structurally subordinated to all indebtedness of any non-guarantor subsidiaries. If certain change of control events occur, the Issuers must offer to repurchase the Senior Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the applicable repurchase date.

The indenture governing the Senior Notes contains restrictive covenants that, among other things, will restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately.

Sabra, the Issuers and certain other guarantors also entered into a Registration Rights Agreement, dated October 27, 2010 (the “Registration Rights Agreement”), with the initial purchasers of the Senior Notes. Under the Registration Rights Agreement, Sabra, the Issuers and the guarantors of the Senior Notes have agreed to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for a new issue of substantially identical registered notes or, in certain circumstances, to file a shelf registration statement with respect to the Senior Notes. In the event that Sabra, the Issuers and the guarantors of the Senior Notes fail to satisfy this obligation, the Issuers will be required to pay additional interest to the holders.

Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a Credit Agreement (the “Sabra Credit Agreement”) with certain lenders as set forth in the Sabra Credit Agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in the Sabra Credit Agreement).

The Sabra Credit Agreement provides for up to a $100.0 million senior secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers, through the increase in commitments from existing lenders and/or the addition of new lenders, to increase the borrowing availability under the Sabra Credit Agreement by up to an additional $100.0 million. Borrowing availability under the Sabra Credit Agreement is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the Sabra Credit Agreement) or (ii) the appraised value, in each case of the properties securing the Sabra Credit Agreement. The Sabra Credit Agreement will not be available for borrowing by us until completion of the Separation and REIT Conversion Merger. At that time or soon thereafter, we expect that approximately $87.6 million will initially be available for borrowing under the Sabra Credit Agreement. Borrowing availability under the Sabra Credit Agreement terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option.

Borrowings under the Sabra Credit Agreement bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers’ option, either (a) the greater of 1.75% or a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for statutory reserves (the “Eurodollar Rate”), or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus one-half of 1.0%, (ii) the prime rate as announced by Bank of America, and (iii) the Eurodollar Rate for a one-month period plus 1.0% (the “Base Rate”). The applicable percentage for borrowings under the Sabra Credit Agreement is 3.00% per annum for borrowings at the Base Rate and 4.00% per annum for borrowings at the Eurodollar Rate.

In addition to paying interest on outstanding principal under the Sabra Credit Agreement, the Borrowers are required to pay a facility fee of 0.50% per annum to the lenders in respect of unused borrowings under the Sabra Credit Agreement.

The Sabra Credit Agreement is secured by, among other things, (i) a first priority lien against certain of the properties owned by certain of our subsidiaries (collectively, the “Borrower Subsidiaries”) and will include initially certain of the properties that we, through our subsidiaries, will acquire in connection with the Separation and REIT Conversion Merger, (ii) a first priority lien against all personal property owned from time to time by such Borrower Subsidiaries, and (iii) a first priority lien against the membership interests of the Borrower Subsidiaries which are owned by the Operating Partnership. The obligations of the Borrowers under the Sabra Credit Agreement are guaranteed by us and certain of our subsidiaries.

The Sabra Credit Agreement contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Sabra Credit Agreement also requires us, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement.

Capital expenditures

We do not currently anticipate developing new properties and do not currently have any intention to develop, renovate or improve any of the Sabra Properties. Accordingly, we anticipate that our aggregate capital expenditure requirements for 2011 will be less than $250,000, which will principally be for corporate office needs. For the period between the Separation and December 31, 2010, we anticipate that our aggregate capital expenditures will approximate $300,000, which will be primarily for corporate office needs.

Obligations and Commitments

The following table provides pro forma information concerning our contractual obligations and commitments in future years, including our Senior Notes and our expected mortgage indebtedness to third parties on certain of the Sabra Properties that is expected to total approximately $156.7 million based on the outstanding principal amount of mortgage indebtedness at September 30, 2010 ($162.2 million after giving effect to the October 2010 mortgage refinancings). The following table is presented as of September 30, 2010 (in thousands) as if the Separation and REIT Conversion Merger had occurred on January 1, 2009.

	Payments Due for the Twelve Months Ending September 30,
	Total	2011	2012	2013	2014	2015	After 2015
	(in thousands)
Mortgage Indebtedness(1)	$194,947	$11,947	$11,941	$11,956	$41,332	$27,288	$90,483
Senior Notes(2)	371,249	9,141	18,281	18,281	18,281	18,281	288,984

Total	$566,196	$21,088	$30,222	$30,237	$59,613	$45,569	$379,467

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $73.5 million, of which $16.4 million is attributable to variable interest rates determined using the weighted average method. Mortgage indebtedness also reflects the October 2010 mortgage refinancings ($40.0 million of new borrowings less $34.5 million of repayments).
(2)

Senior notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The senior notes mature on November 1, 2018. Total interest on the senior notes is $146.2 million.

Impact of Inflation

Our rental income in future years will be impacted by changes in inflation. The Lease Agreements will provide for an annual rent escalator, which will be the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero).

Off-Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure will be interest rate risk with respect to our indebtedness. This indebtedness includes the $225.0 million aggregate principal amount of Senior Notes outstanding, approximately $156.7 million ($162.2 million after giving effect to the October 2010 mortgage refinancings) of mortgage indebtedness to third parties on certain of the properties that our subsidiaries will own following the Separation and REIT Conversion Merger based on the outstanding principal amount of such indebtedness at September 30, 2010, and any borrowings under our $100.0 million senior secured revolving credit facility following the Separation and REIT Conversion Merger. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

ITEM 4.	CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Relating to our Business

We will be dependent on New Sun until we substantially diversify our portfolio, and an event that has a material adverse effect on New Sun’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

Immediately following the Separation, subsidiaries of New Sun will be the lessees of all of our properties (with New Sun guaranteeing the obligations under the leases) and, therefore, the sole source of our revenues. There can be no assurance that New Sun and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under the Lease Agreements. The inability of New Sun and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of New Sun and its subsidiaries to satisfy their other obligations under the Lease Agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if New Sun were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.

Due to our dependence on rental payments from New Sun and its subsidiaries as our primary source of revenues, we may be limited in our ability to enforce our rights under the Lease Agreements or to terminate a lease thereunder. Failure by New Sun and its subsidiaries to comply with the terms of the Lease Agreements or to comply with the healthcare regulations to which the leased properties and New Sun’s operations are subject could require us to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by New Sun and its subsidiaries. In such event, we may be unable to locate suitable replacement lessees willing to pay similar rental rates or at all, which would have the effect of reducing our rental revenues.

Our pro forma financial information included herein does not purport to be indicative of what our results would have achieved as a separate, publicly traded company and may not be a reliable indicator of future results.

Our pro forma financial information included herein may not reflect what our business, financial position or results of operations would have been had we been a separate, publicly traded company during the periods presented, or what our business, financial position or results of operations will be in the future once we are a separate, publicly traded, independently managed company. We believe that any such differences would be primarily attributable to the following factors, among others:

•

Prior to the Separation and REIT Conversion Merger, our assets and New Sun’s businesses were operated by Sun as part of one integrated corporate organization and were not operated as stand-alone companies;

•	As part of the Separation and REIT Conversion Merger, we and New Sun will enter into transactions with each other that have not existed historically; and

•

Significant changes may occur in our cost structure, financing and business operations as a result of our operating as a stand-alone company. These changes may result in increased costs associated with reduced economies of scale, stand-alone costs for services currently provided and the legal, accounting, compliance and other costs associated with being a public company.

The pro forma financial information included herein includes adjustments based upon available information believed as of the date hereof to be reasonable to reflect these known and anticipated factors. However, the assumptions we have employed for this purpose may change and actual results may differ. In addition, the pro forma financial information presented herein does not include adjustments for estimated general and administrative expenses.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a separate publicly traded company with a new focus on owning a portfolio of healthcare properties.

We have no historical operations and may not, following the Separation and REIT Conversion Merger, have the infrastructure necessary to operate as a separate publicly traded company. Following the Separation and REIT Conversion Merger, we will employ six to ten full-time employees (including our executive officers). Upon the completion of the Separation and REIT Conversion Merger, New Sun will be obligated to provide certain services to us on a transitional basis under the Transition Services Agreement, which will allow us time, if necessary, to build the infrastructure necessary to operate as a separate publicly traded company. Following the expiration of the Transition Services Agreement, New Sun will be under no ongoing obligation to provide further assistance to us. Because our business has not previously been operated as a separate publicly traded company, we cannot assure you that we will be able to successfully implement the infrastructure necessary to operate as a separate publicly traded company or that we will not incur costs in excess of those anticipated in order to establish such infrastructure.

Our management has limited experience operating a REIT and there is no assurance that our management team’s past experience with the acquisition, development and disposition of healthcare facilities will be sufficient to successfully manage our business as a REIT.

The requirements for qualifying as a REIT are highly technical and complex. We have never operated as a REIT, and our management has limited experience in complying with the income, asset and other limitations imposed by the applicable REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss, which could materially harm our business, financial position or results of operations. In addition, while Richard K. Matros, our Chief Executive Officer, has approximately 20 years of experience in the acquisition, development and disposition of skilled nursing facilities and other healthcare facilities, Harold W. Andrews, Jr., our Executive Vice President and Chief Financial Officer, has over 10 years of experience in both the provision of healthcare services and healthcare real estate and Talya Nevo-Hacohen, our Executive Vice President and Chief Investment Officer, has more than 20 years of experience in real estate finance, acquisition and development, there is no assurance that this past experience will be sufficient to enable our officers to successfully manage our portfolio of properties as required by our business plan or the applicable REIT provisions of the Code.

The continued volatility in the financial markets may impair our ability to raise capital, refinance existing obligations or acquire healthcare properties, each of which may materially adversely impact our business, financial position or results of operations.

The global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. In order to achieve our growth and diversification objectives, we will need to raise additional debt capital and equity capital. The continuation of volatility in the global financial markets could have a material adverse effect on our ability to do so. The capital markets have experienced and may continue to experience significant events, including extreme pricing volatility, dislocations and liquidity disruptions, all of which may contribute further to downward pressure on securities prices, widening credit spreads on prospective debt financing and declines in the market values of U.S. and foreign stock exchanges. The sustainability of a prolonged economic recovery is uncertain and additional levels of market disruption and volatility could impact our ability to obtain new financing or refinance our existing obligations as they mature.

We have substantial indebtedness, and we have the ability to incur significant additional indebtedness.

Following the completion of an offering of the Senior Notes by our subsidiaries, Sabra Health Care Limited Partnership and Sabra Capital Corporation on October 27, 2010, we have $225.0 million aggregate principal amount of notes outstanding. In addition, following completion of the Separation and REIT Conversion Merger and based on the outstanding principal amount of Sun’s mortgage indebtedness as of September 30, 2010, we will have aggregate mortgage indebtedness to third parties of approximately $156.7 million ($162.2 million after giving effect to the October 2010 mortgage refinancings) on certain of the Sabra Properties. Our high level of indebtedness may have the following important consequences to us:

•

It may become more difficult for us to satisfy our obligations (including ongoing interest payments and, where applicable, scheduled amortization payments) with respect to the Senior Notes and our other debt;

•	It may limit our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements;

•	It may increase our cost of borrowing;

•	We may need to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby limiting our ability to invest in our business;

•

It may limit our ability to adjust rapidly to changing market conditions and we may be vulnerable in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;

•	It may place us at a competitive disadvantage against less leveraged competitors; and

•	It may require us to sell assets and properties at an inopportune time.

In addition, the indenture governing the Senior Notes permits us to incur substantial additional debt, including secured debt (to which the Senior Notes will be effectively subordinated). If we incur additional debt, the related risks described above could intensify.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Sabra Credit Agreement or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including the Sabra Credit Agreement, on commercially reasonable terms or at all. In particular, the Sabra Credit Agreement will mature prior to the maturity of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. The Sabra Credit Agreement and the indenture governing the Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Covenants in our debt agreements restrict our activities and could adversely affect our business.

Our debt agreements, including the indenture governing the Senior Notes and the Sabra Credit Agreement, contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:

•	Incurring additional secured and unsecured debt;

•	Paying dividends or making other distributions on, redeeming or repurchasing capital stock;

•	Making investments or other restricted payments;

•	Entering into transactions with affiliates;

•	Issuing stock of or interests in restricted subsidiaries;

•	Engaging in non-healthcare related business activities;

•	Creating restrictions on the ability of our restricted subsidiaries to pay dividends or other amounts to us;

•	Selling assets; or

•	Effecting a consolidation or merger or selling all or substantially all of our assets.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Sabra Credit Agreement requires us to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. The indenture governing the Senior Notes requires us to maintain total unencumbered assets of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.

The Sabra Credit Agreement also allows for the lenders thereunder to conduct periodic appraisals of our owned properties that secure such facility, and if the appraised values were to decline in the future, the amount that can be borrowed under such facility would be decreased unless we pledge additional assets as collateral.

A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on our common stock, as a percentage of the price of such common stock, influences the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which would adversely affect the market price of our common stock.

We intend to pursue acquisitions of additional healthcare properties, which may result in the use of a significant amount of management resources or the incurrence of significant costs and we may not be able to fully realize the potential benefit of such transactions.

We intend to pursue acquisitions of additional healthcare properties. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities, regardless of whether the contemplated transactions are completed, and in combining our operations in the event that any such transactions are completed. In the event that we consummate an acquisition or strategic alternative in the future, there can be no assurance that the potential benefit of any such transaction will be fully realized.

The fact that we must distribute 90% of our REIT taxable income annually in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.

Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.

Our tenants will be operators of skilled nursing and other healthcare facilities, which operators must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which laws provide for a certification that the state has made a determination that a need exists for the beds located on the applicable property) and, if applicable, Medicare and Medicaid provider approvals. In the event that an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability of such tenant to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.

We are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform, which could materially adversely affect our business, financial position or results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system undertaken since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties will be used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by New Sun and other tenants, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of New Sun and other tenants to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations.

We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could have a material adverse effect on our business, financial position or results of operations.

Real estate investments generally cannot be sold quickly. In addition, some and potentially substantially all of our properties will serve as collateral for our current and future secured debt obligations and cannot readily be sold unless the underlying mortgage indebtedness is concurrently repaid. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, financial position or results of operations.

Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties.

We will operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success depends in large part upon the leadership and performance of our executive management team, particularly Mr. Matros, our Chief Executive Officer. If we lose the services of Mr. Matros, we may not be able to successfully manage our business or achieve our business objectives.

We will have a limited number of employees and, accordingly, the loss of any one of our employees could harm our operations.

Following the Separation and REIT Conversion Merger, we will employ six to ten full-time employees, including our executive officers. Accordingly, the impact we may feel from the loss of one of our full-time employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.

While the Lease Agreements will require, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.

As an owner of real property, we or our subsidiaries will be subject to various federal, state and local environmental and health and safety laws and regulations. Although we will not operate or manage our properties, we or our subsidiaries may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up.

Although we intend to require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

The Separation and REIT Conversion Merger could give rise to liabilities, disputes, increased costs or other unfavorable effects that may not have otherwise arisen, which could have a material adverse effect on our business, financial position or results of operations.

The Separation and REIT Conversion Merger may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between us and New Sun or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Separation and REIT Conversion Merger from employees, lenders, ratings agencies, regulators or other interested parties. These increased expenses, changes to operations, disputes with third parties, or other effects could have a material adverse effect on our business, financial position or results of operations.

In addition, following the completion of the Separation and REIT Conversion Merger, disputes between us and New Sun could arise in connection with any of the Distribution Agreement, the Lease Agreements, the Tax Allocation Agreement and the Transition Services Agreement. For example, pursuant to the Distribution Agreement, any liability arising from or relating to legal proceedings involving the Sabra Properties will be assumed by us and we will indemnify New Sun (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to the Distribution Agreement, New Sun has agreed to indemnify us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Sun’s healthcare business prior to the Separation, and, pursuant to the Lease Agreements, our tenants will agree to indemnify us for any liability arising from operation at the real property leased from us. Sun is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its healthcare business, which will be subject to the indemnities to be provided by New Sun to us. While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on New Sun’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if New Sun or its subsidiaries are unable to meet their indemnification obligations.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in agreements entered into in connection with the Separation.

The agreements to be entered into in connection with the Separation, including the Distribution Agreement, the Lease Agreements, the Tax Allocation Agreement and the Transition Services Agreement, have been negotiated in the context of New Sun’s separation from Sun while New Sun is still a part of Sun. Accordingly, these agreements may not reflect terms that may have been obtained from unaffiliated third parties. Some of the terms of the agreements negotiated in the context of the Separation provide for the initial cash position of each company, the initial indebtedness to be incurred by each company and the allocation of liabilities, rights and indemnification and other obligations between the companies. We may have received better terms under similar agreements from third parties.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We will be required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the price of shares of our common stock.

If we and New Sun are treated by the Internal Revenue Service (“IRS”) as being under common control, we and New Sun could experience adverse tax consequences.

If we are treated by the IRS as being under common control with New Sun, the IRS will be authorized to reallocate income and deductions between us and New Sun to reflect arm’s length terms. Were the IRS successfully to establish that rents paid by New Sun to us are excessive, (a) New Sun would be denied a deduction for the excessive portion and (b) New Sun would be subject to a penalty on the portion deemed excessive, each of which could have a material adverse effect on the business, financial position or results of operations of New Sun. In addition, New Sun stockholders would be deemed to have received a distribution that was then contributed to our capital. To the extent that rents were insufficient, we (i) would be subject to a penalty on the portion deemed insufficient and (ii) would be deemed to have made a distribution to our stockholders equal to the insufficiency, each of which could have a material adverse effect on our business, financial position or results of operations.

An ownership limit and certain anti-takeover defenses could inhibit a change of control of Sabra or reduce the value of our stock.

Upon completion of the REIT Conversion Merger, certain provisions of Maryland law and of our charter and bylaws may have an anti-takeover effect. The following provisions of Maryland law and these governing documents could have the effect of making it more difficult for a third party to acquire control of Sabra, including certain acquisitions that our stockholders may deem to be in their best interests:

•	our charter contains transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder;

•

our charter permits the issuance of one or more classes or series of preferred stock with rights and preferences to be determined by the board of directors and permits our board of directors, without stockholder action, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that we have authority to issue;

•

“business combination” provisions of Maryland law, subject to certain limitations, impose a moratorium on business combinations with “interested stockholders” or affiliates thereof for five years and thereafter impose additional requirements on such business combinations;

•	our bylaws require advance notice of stockholder proposals and director nominations; and

•	our bylaws may only be amended by our board of directors.

Risks Associated with our Status as a REIT

Because the timing of the REIT Conversion is not certain, we may not realize the anticipated tax benefits from the REIT Conversion commencing with our taxable year beginning on January 1, 2011.

If the Separation and REIT Conversion Merger are delayed beyond December 31, 2010, we will not be qualified to elect REIT status commencing with our taxable year beginning on January 1, 2011. In that case, the U.S. federal income tax benefits attributable to our status as a REIT, including our ability to reduce our corporate-level U.S. federal income tax, would not be available for the taxable year beginning January 1, 2011.

Our failure to qualify or loss of our status as a REIT would have significant adverse consequences to us.

Although we intend to operate in a manner that will cause us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2011, we may be unable or fail to qualify for and maintain REIT status. If we fail to qualify for or lose our status as a REIT, we will face serious tax consequences that will substantially reduce the funds available for satisfying our obligations for each of the years involved because:

•	We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•

We would be subject to (i) federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such year for which the statute of limitations remains open and (ii) possibly increased state and local taxes; and

•	Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition. As a result of all of these factors, our failure to qualify or maintain our status as a REIT also could impair our ability to implement our business strategy, raise capital and satisfy our obligations.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. Even a seemingly minor technical or inadvertent mistake could jeopardize REIT status. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as and remain qualified as a REIT. For example, in order for us to qualify or maintain our status as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Moreover, the Separation and REIT Conversion Merger may complicate REIT compliance, including the requirement that any earnings and profits accumulated before our qualification as a REIT be distributed by the end of the taxable year with respect to which our REIT election is made. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, we may not so qualify for any particular taxable year.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain U.S. federal or state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may use taxable REIT subsidiaries to undertake indirectly activities that the REIT rules might otherwise preclude it from doing directly or through pass-through subsidiaries. Such taxable REIT subsidiaries will be subject to corporate level income tax at regular rates.

The 90% distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to its stockholders. We are required under the Code to distribute at least 90% of its taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain, and the Operating Partnership is required to make distributions to us to allow it to satisfy these REIT distribution requirements. However, distributions may limit our ability to rely upon rental payments from its properties or subsequently acquired properties to finance investments, acquisitions or new developments.

Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

In the event that such an insufficiency or such timing differences occur, in order to meet the 90% distribution requirement and maintain our status as a REIT, we may have to sell assets at unfavorable prices, borrow at unfavorable terms, make taxable stock dividends, or pursue other strategies. This may require us to raise additional capital to meet its obligations. The terms of the Sabra Credit Agreement and the terms of the indenture governing the Notes restrict our ability to engage in some of these transactions.

We could fail to qualify as a REIT if income we receive from New Sun is not treated as qualifying income, which would subject us to U.S. federal income tax at corporate tax rates.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from New Sun will not be treated as qualifying rent for purposes of these requirements if the Lease Agreements are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or some other type of arrangement. If the Lease Agreements are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT. In addition, rents received or accrued by us from New Sun will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of New Sun common stock. We will be treated as owning, under the applicable attribution rules, 10% or more of New Sun common stock at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of New Sun common stock. The provisions of our charter will restrict the transfer and ownership of its common stock that would cause the rents received or accrued by us from New Sun to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to New Sun. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax (including any applicable minimum tax) on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.

Our failure to make required distributions would subject us to tax at corporate tax rates, which would reduce the cash available for distribution to holders of our common stock.

In order to qualify as a REIT, we generally will be required each year to distribute to our stockholders at least 90% of our net taxable income (excluding any net capital gain). In addition, we will be subject to U.S. federal income tax on our undistributed taxable income at corporate tax rates and will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during (or required to be paid during) any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year (other than capital gain income which we elect to retain and pay tax on) and (iii) 100% of our undistributed income from prior years.

We will be required to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid the nondeductible excise tax. Our funds from operations, at least at our inception, will be generated primarily by rents paid under the Lease Agreements. Differences in timing between taxable income and funds from operations could require us to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid the nondeductible excise tax. Restrictions in our indebtedness following the Separation and REIT Conversion Merger, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of our common stock outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our stockholders. Moreover, the failure of New Sun to make rental payments under the Lease Agreements would materially impair our ability to make distributions. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments, which could materially hinder our performance.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy certain tests, including tests concerning the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments or acquisitions we might otherwise make. Thus, compliance with the REIT requirements may materially hinder our performance.

If we have significant amounts of non-cash taxable income, we may have to declare taxable stock dividends or make other non-cash distributions, which could cause our stockholders to incur tax liabilities in excess of cash received.

We currently intend to pay dividends in cash only, and not in kind. However, if for any taxable year, we have significant amounts of taxable income in excess of available cash flow, we may have to declare dividends in-kind in order to satisfy the REIT annual distribution requirements. We may distribute a portion of our dividends in the form of our stock or our debt instruments. In either event, a stockholder of our common stock will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.

Pursuant to a recent revenue procedure issued by the IRS (Revenue Procedure 2010-12), the IRS has indicated that it will treat distributions from certain publicly traded REITs that are paid part in cash and part in stock (through 2011) at the election of each stockholder as dividends that would satisfy the REIT annual distribution requirements and qualify for the dividends paid deduction for U.S. federal income tax purposes. If we make such a distribution, U.S. holders would be required to include the full amount of the dividend (i.e., the cash and stock portion) as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. holder may be required to pay income taxes with respect to such dividends in excess of the cash received. If a U.S. holder sells the Sabra stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, these sales may put downward pressure on the trading price of our stock.

Further, because IRS Revenue Procedure 2010-12 only applies through 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and/or stock in later years. Moreover, various tax aspects of a taxable dividend payable in cash and/or stock are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable dividends payable in cash and/or stock, including on a retroactive basis, or assert that the requirements for such taxable dividends have not been met.

Our charter will restrict the transfer and ownership of our stock, which may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to maintain our qualification as a REIT for each taxable year after 2011, no more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals, as defined in the Code. For the purpose of preserving our REIT qualification, our charter will prohibit, subject to certain exceptions, direct, indirect and constructive ownership of more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or more than 9.9% in value of our outstanding stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. The ownership limits may have the effect of discouraging an acquisition of control of Sabra without the approval of its board of directors.

We could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT.

We will own appreciated assets that were held before we elect to be treated as a REIT. If such appreciated property is sold in a taxable transaction within the ten-year period following our qualification as a REIT, we will generally be subject to corporate tax on that gain to the extent of the built-in gain in that property at the time we became a REIT. The total amount of gain on which we can be taxed is limited to our net built-in gain at the time we became a REIT, i.e., the excess of the aggregate fair market value of our assets at the time we became a REIT over the adjusted tax bases of those assets at that time. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax law could materially adversely affect our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of September 23, 2010, by and between Sun Healthcare Group, Inc. and Sabra Health Care REIT, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus included in Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-167040) filed by Sabra on September 28, 2010)

2.2	Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra on November 5, 2010)

3.1	Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra on October 26, 2010)

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra on October 26, 2010)

4.1	Indenture, dated as of October 27, 2010, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra on October 27, 2010)

4.2	Registration Rights Agreement, dated October 27, 2010, by and among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors listed therein and the initial purchasers of the 8.125% senior notes (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra on October 27, 2010)

10.1	Tax Allocation Agreement, dated as of September 23, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-167040) filed by Sabra on September 24, 2010)

10.2	Transition Services Agreement, dated November 4, 2010 and effective as of the effective time of the REIT Conversion Merger, by and between SHG Services, Inc. and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra on November 5, 2010)

10.3	Form of Master Lease Agreement entered into between subsidiaries of SHG Services, Inc. and subsidiaries of Sabra Health Care REIT, Inc. that, with certain exceptions, is effective as of the Separation with respect to the 86 properties to be owned by subsidiaries of Sabra Health Care REIT, Inc. following the Separation and REIT Conversion Merger (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra on November 5, 2010)

10.4	Form of Guaranty entered into by SHG Services, Inc. in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Master Lease Agreements (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra on November 5, 2010)

10.5	Credit Agreement, dated November 3, 2010, among Sabra Health Care Limited Partnership, Sabra Idaho, LLC, Sabra California II, LLC, Oakhurst Manor Nursing Center LLC, Sunset Point Nursing Center LLC, Sabra New Mexico, LLC, Sabra Ohio, LLC, Sabra Kentucky, LLC, Sabra NC, LLC, Sabra Connecticut II LLC, West Bay Nursing Center LLC and Orchard Ridge Nursing Center LLC, as Borrowers, Sabra Health Care REIT, Inc., as REIT Guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Sabra on November 5, 2010)

10.6	Form of Indemnification Agreement to be entered into with each of the directors and officers of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Sabra on November 5, 2010)

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

By:	/s/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 12, 2010