Form 10-K
period 2010-12-31
Sabra Health Care REIT, Inc.
filed 2011-03-03
CIK 1492298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34950

SABRA HEALTH CARE REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-2560479
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18500 Von Karman, Suite 550 Irvine, CA	92612
(Address of Principal Executive Offices)	(Zip Code)

(888) 393-8248

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☐

Non-Accelerated Filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Select Market on November 16, 2010. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on December 31, 2010 was $458,264,935.

As of February 28, 2011, there were 25,061,447 outstanding shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, are incorporated by reference in Part III herein.

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “10-K”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding the expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and distributions, the outcome and costs of litigation, projected expenses and capital expenditures, competitive position, growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

We caution you that any forward-looking statements made in this 10-K are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements. The forward-looking statements are based on the information currently available and are applicable only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those referred to in Part I, Item 1A of this 10-K, and any of those made in our other reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. There may be additional risks of which we are presently unaware or that we currently deem immaterial. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

NEW SUN INFORMATION

This 10-K includes information regarding Sun Healthcare Group, Inc. (formerly known as SHG Services, Inc.; “New Sun”), a Delaware corporation. Following completion of the Separation and REIT Conversion Merger described in this 10-K, New Sun was renamed Sun Healthcare Group, Inc. and, through its subsidiaries, continues the business and operations of its former parent, Sun Healthcare Group, Inc. (“Old Sun”) and its subsidiaries. The liabilities of New Sun and its subsidiaries consist of indebtedness of New Sun incurred at or prior to the time of the Separation and substantially all of the liabilities of Old Sun and its subsidiaries immediately prior to the Separation, excluding indebtedness of Old Sun repaid at the time of the Separation and mortgage indebtedness to third parties assumed by subsidiaries of Sabra. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun at the time of the Separation. New Sun is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to New Sun provided in this 10-K has been provided by New Sun or derived from its public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. New Sun’s filings with the SEC can be found at www.sec.gov.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on May 10, 2010 as a wholly owned subsidiary of Old Sun, a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan by Old Sun, Old Sun restructured its business by separating its real estate assets and its operating assets into two separate publicly traded companies (the “Separation”). The Separation occurred by means of a spin-off transaction pursuant to which Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of New Sun. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger (the “REIT Conversion Merger”), and New Sun was renamed “Sun Healthcare Group, Inc.” Effective November 15, 2010 (the “Separation Date”), the Separation and REIT Conversion Merger were completed and Sabra and New Sun began operations as separate companies.

We did not have any operations prior to the Separation Date. Following the restructuring of Old Sun’s business and the completion of the Separation and REIT Conversion Merger, we became a self-administered, self-managed realty company that, directly or indirectly, owns and invests in real estate serving the healthcare industry. Our only operations during the year ended December 31, 2010 were for the period from the Separation Date through December 31, 2010. Our revenues for this period were $8.8 million and our total assets as of December 31, 2010 were $599.3 million.

Our portfolio currently consists of 86 properties: (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community. As of December 31, 2010, our properties had a total of 9,603 licensed beds, or units, spread across 19 states. As of December 31, 2010, all of our real estate properties are leased to subsidiaries of New Sun under triple-net operating leases with expirations ranging from 10 to 15 years.

We expect initially to grow our portfolio through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. For example, we expect to pursue the acquisition of medical office buildings and life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). We plan to be opportunistic in our healthcare real estate investment strategy by investing in assets that provide the best opportunity to create long-term stockholder value, dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity.

We are organized to qualify as a real estate investment trust (a “REIT”) and we intend to elect to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2011. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership (the “Operating Partnership”), of which we are the sole general partner, or by subsidiaries of the Operating Partnership.

Our principal executive offices are located at 18500 Von Karman, Suite 550, Irvine, CA 92612, and our telephone number is (888) 393-8248. We maintain a website at www.sabrahealth.com. Sabra Health Care REIT, Inc. files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will make such filings available free of charge on our website as soon as reasonably practicable after such information has been filed or furnished with the SEC.

Our Industry

We operate as a REIT that invests in income-producing healthcare facilities, principally long-term care facilities, located in the United States. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. We focus primarily on the approximately $137 billion (as of December 2009) United States nursing home industry and other senior housing segments such as assisted living and independent living facilities. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities with approximately 1.6 million Medicare certified beds in the United States as of December 2010. The nursing home industry is highly fragmented. As of December 2009, the four largest for-profit chains accounted for 11.0% of industry revenues and the largest for-profit chain represents 3.8% of total revenue.

The primary growth drivers for the long-term care industry are expected to be the aging of the population and increased life expectancies. According to the United States Census Bureau, the number of Americans aged 65 or older is projected to increase from approximately 40.2 million in 2010 to approximately 54.8 million by 2020, representing a compounded annual growth rate of 3.1%. In addition to positive demographic trends, we expect demand for services provided by skilled nursing facilities to continue increasing due to the impact of cost containment measures adopted by the federal government that encourage patient treatment in more cost effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $137 billion in 2009 to approximately $246 billion in 2019, representing a compounded annual growth rate of 6.0%. We believe that these trends will support an increasing demand for long-term care services, which in turn will support an increasing demand for our properties.

Portfolio of Healthcare Properties

We have a geographically diverse portfolio of healthcare properties in the United States that offer a range of long-term care health services in the areas of skilled nursing, assisted and independent living and mental health. Of our 86 properties, we own fee title to 80 properties and title under long-term ground leases for six properties.

Our portfolio consists of the following types of healthcare facilities, all of which are currently operated by subsidiaries of New Sun:

•

Skilled nursing facilities. Skilled nursing facilities provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. A typical skilled nursing facility includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities. Rehab Recovery Suites, which specialize in Medicare and managed care patients, are currently located in 30 of the skilled nursing facilities that we own and lease to subsidiaries of New Sun. Solana Alzheimer’s units, which are dedicated to the care of residents afflicted with Alzheimer’s disease, are located in 21 of the skilled nursing facilities that we own and lease to subsidiaries of New Sun.

•

Assisted living facilities. Assisted living facilities provide services that include minimal nursing assistance, housekeeping, nutrition, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Assisted living facilities permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Assisted living facilities typically are comprised of one and two bedroom suites equipped with private bathrooms and efficiency kitchens. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the facility on call or at regularly scheduled times.

•

Independent living facilities. Independent living facilities are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, nutrition and limited laundry services. Our independent living facilities are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. Independent living facilities typically offer several services covered under a regular monthly fee.

•	Mental health facilities. Mental health facilities provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs.

•

Continuing care retirement community. Continuing care retirement communities provide, as a continuum of care, the services described above for independent living facilities, assisted living facilities and skilled nursing facilities in an integrated campus, under long-term contracts with the residents.

We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described above.

See also Item 2, “Properties” for more detailed information regarding our healthcare properties.

Tenants and Operators

All of our properties are operated by subsidiaries of New Sun, and their obligations under the Lease Agreements (defined below) are guaranteed by New Sun. Following the Separation and REIT Conversion Merger, Sabra and New Sun are two independent companies with an ongoing landlord-tenant relationship that is governed by the Lease Agreements (defined below).

The following description of the Lease Agreements does not purport to be complete but contains a summary of the material provisions of the Lease Agreements.

Subsidiaries of New Sun (each a “Tenant”) and subsidiaries of Sabra (each a “Lessor”) entered into multiple leases and master lease agreements (the “Lease Agreements”) that set forth the terms pursuant to which subsidiaries of New Sun lease from subsidiaries of Sabra all of Sabra’s properties. The parties to the Lease Agreements consist of multiple Lessors and multiple Tenants. The obligations of the Tenants under the Lease Agreements are guaranteed by New Sun.

The Lease Agreements provide for an initial term of between 10 and 15 years with no purchase options. Amounts due under the Lease Agreements are fixed (except for an annual rent escalator described below), and there is no contingent rental income based upon the revenues, net income, or other measures which may be derived by subsidiaries of New Sun from the real property leased by New Sun pursuant to the Lease Agreements. Under the Lease Agreements, there is an annual rent escalator equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year’s rent. The initial annual aggregate base rent payable under the Lease Agreements is approximately $70.2 million.

At the option of the Tenant, the Lease Agreements may be extended for up to two five-year renewal terms beyond the initial term. If the Tenant elects to renew the term of the applicable Lease Agreement, the renewal will be effective for all of the leased property then subject to the applicable Lease Agreement. The term of the Lease Agreements is subject to termination prior to the expiration of the then current term upon default by the Tenant in its obligations, if not cured within any applicable cure periods set forth in the Lease Agreements, and certain other conditions described in the Lease Agreements, such as material damage to or destruction or condemnation of a leased property. In addition, in the event the Lessors are interested in disposing of any or all of the leased property which is the subject of the Lease Agreements, the Lease Agreements provide, with certain exceptions, that the Tenant will have a first right to negotiate with the Lessor with respect to the terms of the purchase of the affected leased property.

The Lease Agreements are commonly known as triple-net leases. Accordingly, in addition to rent, the Tenant is required to pay the following: (i) all facility maintenance, (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties, (iii) certain taxes levied on or with respect to the leased properties (other than taxes on the income of the Lessor) and (iv) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Events of default under the Lease Agreements include the acceleration of indebtedness under New Sun’s credit facility resulting from a default by New Sun.

The Lease Agreements require that the Tenant utilize a leased property solely for the provision of healthcare services as specified in the Lease Agreements and related uses and such other uses as the Lessor of the leased property may otherwise approve. The Tenant is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for the leased properties to comply with various healthcare and other regulations. With certain exceptions, the Tenant is also obligated to operate continuously each leased property as a provider of healthcare services.

Because we currently lease all of our properties to New Sun and New Sun is the sole source of our rental revenues, New Sun’s financial condition and ability and willingness to satisfy its obligations under the Lease Agreements and their willingness to renew those leases upon expiration of the initial base terms thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that New Sun will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Lease Agreements, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that New Sun will elect to renew the Lease Agreements upon expiration of the initial base terms or any renewal terms thereof or that, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors—Risks Relating to Our Business—We are dependent on New Sun until we substantially diversify our portfolio, and an event that has a material adverse effect on New Sun’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.”

The following table displays the expiration dates under the Lease Agreements by year and facility type (dollars in thousands):

	2011 - 2019	2020	2021	2022	2023	2024	2025	Total
Skilled Nursing
Properties	—	26	26	10	—	1	4	67
Annualized Revenues	$—	$21,155	$21,793	$6,633	$—	$1,776	$3,790	$55,147
Multi-License Designation
Properties	—	1	4	2	—	—	3	10
Annualized Revenues	—	2,441	4,728	1,412	—	—	2,330	10,911
Assisted Living
Properties	—	1	1	2	—	—	1	5
Annualized Revenues	—	176	625	463	—	—	683	1,947
Independent Living
Properties	—	—	1	—	—	—	—	1
Annualized Revenues	—	—	287	—	—	—	—	287
Mental Health
Properties	—	2	—	—	—	—	—	2
Annualized Revenues	—	410	—	—	—	—	—	410
CCRC
Properties	—	1	—	—	—	—	—	1
Annualized Revenues	—	1,543	—	—	—	—	—	1,543
Total

Properties	—	31	32	14	—	1	8	86

Annualized Revenues	$—	$25,725	$27,433	$8,508	$—	$1,776	$6,803	$70,245

% of Revenue	0.0%	36.6%	39.1%	12.1%	0.0%	2.5%	9.7%	100.0%

The following tables display the distribution of our licensed beds/units and the geographic concentration of our real estate investments by property type and investment as of December 31, 2010 and by revenues for the period from the Separation Date to December 31, 2010 (dollars in thousands):

Distribution of Licensed Beds/ Units(1)

State	Total Number of Properties	Skilled Nursing	Assisted Living	Independent Living	Mental Health	Total	% of Total
New Hampshire	15	1,131	474	—	—	1,605	16.7%
Connecticut	10	1,327	23	49	—	1,399	14.6
Kentucky	15	976	172	—	—	1,148	12.0
Ohio	8	954	—	—	—	954	9.9
Florida	5	660	—	—	—	660	6.9
Oklahoma	5	441	71	12	60	584	6.1
Montana	4	538	—	—	—	538	5.6
New Mexico	3	190	120	60	—	370	3.9
Colorado	2	362	—	—	—	362	3.8
Georgia	2	310	—	—	—	310	3.2
California	3	301	—	—	—	301	3.1
Massachusetts	3	301	—	—	—	301	3.1
Idaho	3	229	16	—	22	267	2.8
Rhode Island	2	261	—	—	—	261	2.7
West Virginia	2	185	—	—	—	185	1.9
Tennessee	1	134	—	—	—	134	1.4
North Carolina	1	100	—	—	—	100	1.0
Indiana	1	88	—	—	—	88	0.9
Washington	1	—	36	—	—	36	0.4

Total	86	8,488	912	121	82	9,603	100.0%

% of Total Beds/ Units		88.4%	9.5%	1.3%	0.8%	100.0%

(1)

“Licensed Beds” refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy percentage. Available beds aggregrated 9,265.

Geographic Concentration - Property Type

State	Skilled Nursing	Multi-License Designation	Assisted Living	Independent Living	Mental Health	CCRC	Total	% of Total
Kentucky	11	2	2	—	—	—	15	17.4%
New Hampshire	8	5	2	—	—	—	15	17.4
Connecticut	8	1	—	1	—	—	10	11.6
Ohio	8	—	—	—	—	—	8	9.3
Florida	5	—	—	—	—	—	5	5.8
Oklahoma	3	1	—	—	1	—	5	5.8
Montana	4	—	—	—	—	—	4	4.7
California	3	—	—	—	—	—	3	3.5
Idaho	1	1	—	—	1	—	3	3.5
Massachusetts	3	—	—	—	—	—	3	3.5
New Mexico	2	—	—	—	—	1	3	3.5
Colorado	2	—	—	—	—	—	2	2.3
Georgia	2	—	—	—	—	—	2	2.3
Rhode Island	2	—	—	—	—	—	2	2.3
West Virginia	2	—	—	—	—	—	2	2.3
Indiana	1	—	—	—	—	—	1	1.2
North Carolina	1	—	—	—	—	—	1	1.2
Tennessee	1	—	—	—	—	—	1	1.2
Washington	—	—	1	—	—	—	1	1.2

Total	67	10	5	1	2	1	86	100.0%

Geographic Concentration - Investment(1)

State	Total Number of Properties	Skilled Nursing	Multi-License Designation	Assisted Living	Independent Living	Mental Health	CCRC	Total	% of Total
Connecticut	10	$100,942	$21,878	$—	$8,022	$—	$—	$130,842	22.9%
New Hampshire	15	41,788	34,366	13,408	—	—	—	89,562	15.7
Kentucky	15	50,485	10,089	10,504	—	—	—	71,078	12.5
Ohio	8	44,017	—	—	—	—	—	44,017	7.7
Montana	4	42,948	—	—	—	—	—	42,948	7.5
Florida	5	32,073	—	—	—	—	—	32,073	5.6
Oklahoma	5	23,737	5,730	—	—	709	—	30,176	5.3
Colorado	2	29,052	—	—	—	—	—	29,052	5.1
Rhode Island	2	20,122	—	—	—	—	—	20,122	3.5
New Mexico	3	7,236	—	—	—	—	7,435	14,671	2.6
West Virginia	2	14,340	—	—	—	—	—	14,340	2.5
Massachusetts	3	13,235	—	—	—	—	—	13,235	2.3
Idaho	3	1,730	9,182	—	—	289	—	11,201	2.0
North Carolina	1	9,759	—	—	—	—	—	9,759	1.7
California	3	4,636	—	—	—	—	—	4,636	0.8
Tennessee	1	4,535	—	—	—	—	—	4,535	0.8
Indiana	1	4,403	—	—	—	—	—	4,403	0.8
Georgia	2	3,936	—	—	—	—	—	3,936	0.7
Washington	1	—	—	182	—	—	—	182	0.0

Total	86	$448,974	$81,245	$24,094	$8,022	$998	$7,435	$570,768	100.0%

(1)	Represents the undepreciated value of our real estate as of December 31, 2010.

Geographic Concentration - Revenue

State	Total Number of Properties	Skilled Nursing	Multi-License Designation	Assisted Living	Independent Living	Mental Health	CCRC	Total	% of Total
New Hampshire	15	$819	$605	$163	$—	$—	$—	$1,587	18.1%
Connecticut	10	1,082	213	—	36	—	—	1,331	15.2
Kentucky	15	977	177	58	—	—	—	1,212	13.8
Florida	5	960	—	—	—	—	—	960	10.9
Ohio	8	640	—	—	—	—	—	640	7.3
Montana	4	636	—	—	—	—	—	636	7.2
Colorado	2	404	—	—	—	—	—	404	4.6
Idaho	3	13	305	—	—	35	—	353	4.0
California	3	339	—	—	—	—	—	339	3.9
New Mexico	3	114	—	—	—	—	193	307	3.5
Oklahoma	5	216	64	—	—	16	—	296	3.4
West Virginia	2	170	—	—	—	—	—	170	1.9
North Carolina	1	142	—	—	—	—	—	142	1.6
Massachusetts	3	131	—	—	—	—	—	131	1.5
Rhode Island	2	102	—	—	—	—	—	102	1.2
Georgia	2	76	—	—	—	—	—	76	0.9
Tennessee	1	46	—	—	—	—	—	46	0.5
Indiana	1	27	—	—	—	—	—	27	0.3
Washington	1	—	—	22	—	—	—	22	0.2

Total	86	$6,894	$1,364	$243	$36	$51	$193	$8,781	100.0%

		78.5%	15.5%	2.8%	0.4%	0.6%	2.2%	100.0%

Investment and Financing Strategy

We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. In making investments in healthcare properties, our investment objectives are to increase cash flow, provide quarterly cash distributions, maximize the value of our properties and acquire properties with cash flow growth potential. Initially, we intend to structure our acquisitions with triple-net leases; however, we may choose to pursue other forms of investment structures, including taxable REIT subsidiary structures, mezzanine and secured debt investments, and joint ventures.

We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us pursuant to our senior secured revolving credit facility, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.

Competitive Strengths

We believe the following competitive strengths will contribute significantly to our success:

Geographically Diverse and Stable Property Portfolio

Our portfolio of 86 properties, comprising 9,603 licensed beds, is broadly diversified by location across 19 states. The properties in any one state did not account for more than 17% of our total licensed beds as of December 31, 2010, and the properties in any one state did not account for more than 19% of our rental revenue during the period from the Separation Date through December 31, 2010. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. Old Sun’s occupancy percentage remained stable at between 87.0% and 91.4% over the five years prior to the Separation and REIT Conversion Merger.

Financially Secure Tenants

New Sun’s subsidiaries are currently our only tenants. New Sun is an established provider of specialty healthcare services with strong financial performance. As of December 31, 2010, New Sun, through its subsidiaries, operated 200 inpatient centers spread across 25 states. New Sun has a diverse source of payors and a diverse business mix, including skilled nursing, assisted living and mental health services. New Sun’s operations stand to benefit from attractive industry fundamentals, including an aging population and a shift in patient care to skilled nursing facilities. New Sun’s net revenues and adjusted, normalized earnings before interest, depreciation, amortization and rent were $1.9 billion and $250.6 million, respectively, for the year ended December 31, 2010. As of December 31, 2010, New Sun’s outstanding debt, net of cash, totaled $74.8 million. New Sun’s management team has a proven track record of public company performance. Additionally, New Sun is publicly traded and is subject to SEC reporting requirements, which provide ongoing transparency regarding its operating and financial performance.

Long-Term, Triple-Net Lease Structure

All of our real estate properties are leased to subsidiaries of New Sun under triple-net operating leases with expirations ranging from 10 to 15 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2010, the leases have a weighted-average remaining term of 11 years. See

“—Tenants and Operators” above for a further description of the Lease Agreements our subsidiaries have entered into with subsidiaries of New Sun. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2010, the Lease Agreements are guaranteed by New Sun and as a result we required no security deposits from New Sun’s subsidiaries.

Strong Relationships with Operators

The members of our management team have developed an extensive network of relationships with qualified local, regional and national operators of skilled nursing and senior housing facilities across the United States. This extensive network has been built by our management team through over 20 years of operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the skilled nursing and senior housing industries. We intend to work collaboratively with our operators to help them achieve their growth and business objectives. We believe these strong relationships with operators will allow us to effectively source investment opportunities.

Ability to Identify Talented Operators

As a result of our management team’s operating experience, network of relationships and industry insight, we anticipate that we will be able to identify qualified local, regional and national operators. We will seek operators who possess local market knowledge, demonstrate hands-on management, have proven track records and emphasize patient care. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, emphasis on care and operating efficiency.

Significant Experience in Proactive Asset Management

The members of our management team have significant experience developing systems to collect and evaluate data relating to the underlying operational and financial success of healthcare companies and healthcare-related real estate assets. We will take advantage of this experience and expertise to provide our operators with significant assistance in the areas of marketing, development, facility expansion and strategic planning. We will actively monitor the operating results of our skilled nursing and senior housing facilities and work closely with our operators to identify and capitalize on opportunities to improve the operations of our facilities and the overall financial and operating strength of our operators.

Experienced Management Team

Although our management team has limited experience in operating a REIT, it has extensive healthcare and real estate experience. Richard K. Matros, Chairman, President and Chief Executive Officer of Sabra, has approximately 20 years of experience in the acquisition, development and disposition of skilled nursing facilities and other healthcare facilities, including nine years at Old Sun. Harold W. Andrews, Jr., Executive Vice President, Chief Financial Officer and Secretary of Sabra, is a finance professional with more than 10 years of experience in both the provision of healthcare services and healthcare real estate. Talya Nevo-Hacohen, Executive Vice President, Chief Investment Officer and Treasurer of Sabra, is a real estate finance executive with more than 20 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Business Strategies

We intend to pursue business strategies focused on opportunistic acquisitions and property diversification. We do not currently have a fixed schedule of the number of acquisitions we intend to make over a particular time period, but instead we intend to pursue those acquisitions that meet our investing and financing strategy and that are attractively priced. We also intend to further develop our relationships with tenants and healthcare providers with a goal to progressively expand the mixture of tenants managing and operating our properties.

The key components of our business strategies include:

Diversify Asset Portfolio

We expect to diversify through the acquisition of new properties and the development of new tenant relationships. We will employ a disciplined, opportunistic acquisition strategy with an initial focus on the acquisition of skilled nursing facilities, senior housing facilities and hospitals. Over time, we expect to pursue the acquisition of other healthcare property types, such as medical office buildings and life sciences facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). As we acquire additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare sector.

Maintain Balance Sheet Strength and Liquidity

We will seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2010, we had approximately $161.8 million in liquidity, consisting of unrestricted cash and cash equivalents and available borrowings under our senior secured revolving credit facility. Further, we expect to opportunistically seek access to U.S. government agency financing, including through Fannie Mae and HUD. We intend to maintain a mix of credit facility debt, mortgage debt and unsecured term debt which, together with our anticipated ability to complete future equity financings, we expect will fund the growth of our operations.

Develop New Tenant Relationships

We intend to cultivate our relationships with tenants and healthcare providers, in addition to New Sun, in order to expand the mixture of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.

Capital Source to Underserved Operators

We believe that there is a significant opportunity to be a capital source to healthcare operators through the acquisition and leasing of healthcare properties that are consistent with our investment and financing strategy, but that, due to size and other considerations, are not a focus for larger healthcare REITs. We intend to utilize our management team’s operating experience, network of relationships and industry insight to identify financially strong and growing operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases.

Strategic Capital Improvements

We intend to continue to support operators by providing capital to them for a variety of purposes, including for capital expenditures and facility modernization. We expect to structure these investments as either lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term.

Pursue Strategic Development Opportunities

We intend to work with our operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive. We also intend to identify new development opportunities that present attractive risk-adjusted returns. These projects could include development opportunities with New Sun or working with other operators or developers to identify, design, develop or construct new facilities. There are no present plans for the improvement or development of any unimproved or undeveloped property.

Our Employees

As of December 31, 2010, we employed six full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement.

Competition

We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we do. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends. See “Risk Factors—Risks Relating to Our Business—Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties.”

In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients, and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties.

Government Regulation

The tenants of our properties who operate the skilled nursing, assisted living, independent living and mental health facilities are subject to extensive and complex federal, state and local healthcare laws and regulations, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act. These provisions prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a center is decertified as a Medicare or Medicaid provider by CMS or a state, the center will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the center would be forced to care for such residents without being reimbursed or to transfer such residents.

Our tenants’ skilled nursing centers and mental health centers are licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.

Various states in which our tenants operate our centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. Most states in which our tenants operate have statutes requiring that prior to the addition or construction of new nursing home beds, to the addition of new services or to certain capital expenditures in excess of defined levels, the tenant first must obtain a certificate of need, which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and centers. This certification process can restrict or prohibit the undertaking of a project or lengthen the period of time required to enlarge or renovate a facility or replace a tenant.

Our subsidiaries own eight health facilities with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions, renovations of the property and use of the property other than for a skilled nursing facility, all without prior HUD approval.

In addition, as an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Risks Relating to Our Business—Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.”

The Operating Partnership

We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure and acquire properties. In particular, an UPREIT structure could enable us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for limited partnership interests. Holders of these limited partnership interests would be entitled to redeem their partnership interests for shares of the stock of Sabra on a specified basis, or, at our option, an equivalent amount of cash. We manage and control the Operating Partnership and are its sole general partner.

The benefits of our UPREIT structure include the following:

•

Access to capital. We believe the UPREIT structure provides us with access to capital for refinancing and growth. Because an UPREIT structure includes a partnership as well as a corporation, we can access the markets through the Operating Partnership issuing equity or debt as well as the corporation issuing capital stock or debt securities. Sources of capital include possible future issuances of debt or equity through public offerings or private placements.

•

Growth. The UPREIT structure allows stockholders, through their ownership of common stock, and the limited partners, through their ownership of limited partnership units, an opportunity to participate in the growth of the real estate market through an ongoing business enterprise.

•

Tax deferral. The UPREIT structure will provide property owners who transfer their real properties to the Operating Partnership in exchange for limited partnership units the opportunity to defer the tax consequences that otherwise would arise from a sale of their real properties and other assets to us or to a third party. As a result, this structure will allow us to acquire assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

RISKS RELATING TO OUR BUSINESS

We are dependent on New Sun until we substantially diversify our portfolio, and an event that has a material adverse effect on New Sun’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

Subsidiaries of New Sun are currently the lessees of all of our properties (with New Sun guaranteeing the obligations under the Lease Agreements) and, therefore, the sole source of our revenues. There can be no assurance that New Sun and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under the Lease Agreements. The inability of New Sun and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of New Sun and its subsidiaries to satisfy their other obligations under the Lease Agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if New Sun were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.

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

Our pro forma financial information included herein may not reflect what our business, financial position or results of operations would have been had we been a separate, publicly traded company during the periods presented, or what our business, financial position or results of operations will be now that we are a separate, publicly traded, independently managed company. We believe that any such differences would be primarily attributable to the following factors, among others:

•

Prior to the Separation and REIT Conversion Merger, our assets and New Sun’s businesses were operated by Old Sun as part of one integrated corporate organization and were not operated as stand-alone companies;

•	As part of the Separation and REIT Conversion Merger, we and New Sun entered into transactions with each other that had not existed historically; and

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

We have substantial indebtedness and the ability to incur significant additional indebtedness.

As of December 31, 2010, our indebtedness consisted of $225.0 million of 8.125% senior notes due 2018 (the “Senior Notes”) and aggregate mortgage indebtedness to third parties of $160.9 million on certain of our properties. In addition, we have $87.6 million available for borrowing under our senior secured revolving credit facility (given the borrowing base requirements of that facility). Our high level of indebtedness may have the following important consequences to us:

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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our senior secured revolving credit facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our senior secured revolving credit facility, on commercially reasonable terms or at all. In particular, our senior secured revolving credit facility will mature prior to the maturity of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our senior secured revolving credit facility and the indenture governing the Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Covenants in our debt agreements restrict our activities and could adversely affect our business.

Our debt agreements, including the indenture governing the Senior Notes and our senior secured revolving credit facility, contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:

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

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior secured revolving credit facility requires us to maintain specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth ratio, as well as satisfy other financial condition tests. The indenture governing the Senior Notes requires us to maintain total unencumbered assets of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.

Our senior secured revolving credit facility also allows for the lenders thereunder to conduct periodic appraisals of our owned properties that secure such facility, and if the appraised values were to decline in the future, the amount that can be borrowed under such facility would be decreased unless we pledge additional assets as collateral.

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

If interest rates increase, so could our interest costs for our existing debt and any new debt. This increased cost could make the financing of any acquisition more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

We intend to pursue acquisitions of additional healthcare properties, which may result in the use of a significant amount of management resources or the incurrence of significant costs and we may not be able to fully realize the potential benefit of such transactions.

We intend to pursue acquisitions of additional healthcare properties. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. There is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction. We may, however, devote a significant amount of our management resources to such a transaction. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities whether or not the contemplated transactions are completed. Integrating any properties we acquire into our overall portfolio and business strategy may cost more than expected. In the event that we consummate an acquisition or strategic alternative in the future, there can be no assurance that the potential benefit of any such transaction will be fully realized.

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

Our tenants are operators of skilled nursing and other healthcare facilities, which operators must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which laws provide for a certification that the state has made a determination that a need exists for the beds located on the applicable property). If applicable, Medicare and Medicaid provider approvals may be needed as well. In the event that an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability of such tenant to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.

We are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform, which could materially adversely affect our business, financial position or results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system undertaken since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we are impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by New Sun and other tenants, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of New Sun and other tenants to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations.

We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could have a material adverse effect on our business, financial position or results of operations.

Real estate investments generally cannot be sold quickly. In addition, some and potentially substantially all of our properties serve as collateral for our current and future secured debt obligations and cannot readily be sold unless the underlying mortgage indebtedness is concurrently repaid. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. Further, because Sabra owns appreciated assets that were held before Sabra elected to be treated as a REIT, if Sabra sells any such property in a taxable transaction within the ten-year period following Sabra’s qualification as a REIT, Sabra will generally be subject to corporate tax on that gain to the extent of the built-in gain in that property at the time Sabra became a REIT. The amount of corporate tax that Sabra would pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time Sabra became a REIT. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, financial position or results of operations.

Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties.

We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. This competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success depends in large part upon the leadership and performance of our executive management team, particularly Mr. Matros, our President and Chief Executive Officer. If we lose the services of Mr. Matros, we may not be able to successfully manage our business or achieve our business objectives.

We have a limited number of employees and, accordingly, the loss of any one of our employees could harm our operations.

As of December 31, 2010, we employed six full-time employees, including our executive officers. Accordingly, the impact we may feel from the loss of one of our full-time employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.

While the Lease Agreements require, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.

As an owner of real property, we or our subsidiaries are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage our properties, we or our subsidiaries may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property where there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up.

Although we require New Sun, and intend to require our future operators and tenants, to undertake to indemnify us for environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

The Separation and REIT Conversion Merger could give rise to disputes between us and New Sun, which could have a material adverse effect on our or New Sun’s business, financial position or results of operations.

Disputes between us and New Sun could arise in connection with any of the following agreements entered into between us and New Sun in connection with the Separation and REIT Conversion Merger: (i) a distribution agreement, providing for certain organizational matters, the mechanics related to the Separation and REIT Conversion Merger as well as other ongoing obligations of New Sun and us (the “Distribution Agreement”), (ii) the Lease Agreements, (iii) an agreement relating to tax allocation matters (the “Tax Allocation Agreement”) and (iv) an agreement between us and New Sun under which New Sun is obligated to provide certain services to us on a transitional basis (the “Transition Services Agreement”).

We may have been able to receive better terms from unaffiliated third parties than the terms we received in agreements entered into in connection with the Separation.

The agreements entered into in connection with the Separation, including the Distribution Agreement, the Lease Agreements, the Tax Allocation Agreement and the Transition Services Agreement, were negotiated in the context of New Sun’s separation from Old Sun while New Sun was still a part of Old Sun. Accordingly, these agreements may not reflect terms that may have been obtained from unaffiliated third parties. Some of the terms of the agreements negotiated in the context of the Separation provided for the initial cash position of each company, the initial indebtedness incurred by each company and the allocation of liabilities, rights and indemnification and other obligations between the companies. We may have received better terms under similar agreements from third parties.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the price of shares of our common stock.

If we and New Sun are treated by the Internal Revenue Service (the “IRS”) as being under common control, both we and New Sun could experience adverse tax consequences.

If we and New Sun are treated by the IRS as being under common control, the IRS will be authorized to reallocate income and deductions between us and New Sun to reflect arm’s length terms. Were the IRS successfully to establish that rents paid by New Sun to us are excessive, (a) New Sun would be denied a deduction for the excessive portion and (b) New Sun would be subject to a penalty on the portion deemed excessive, each of which could have a material adverse effect on the business, financial position or results of operations of New Sun. In addition, New Sun stockholders would be deemed to have received a distribution that was then contributed to our capital. To the extent that rents were insufficient, we (i) would be subject to a penalty on the portion deemed insufficient and (ii) would be deemed to have made a distribution to our stockholders equal to the insufficiency, each of which could have a material adverse effect on our business, financial position or results of operations. Also, if we and New Sun are treated by the IRS as being under common control, rents received from New Sun may not be considered qualifying rental revenue for purposes of meeting the gross income tests which are required for us to qualify for and maintain our status as a REIT.

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

•	Our bylaws require advance notice of stockholder proposals and director nominations; and

•	Our bylaws may be amended only by our board of directors.

RISKS ASSOCIATED WITH OUR STATUS AS A REIT

Our failure to qualify or loss of our status as a REIT would have significant adverse consequences to us.

Although we are organized to qualify as a REIT and intend to elect to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2011, we may be unable or fail to qualify for and maintain REIT status. If we fail to qualify for or lose our status as a REIT, we will face serious tax consequences that will substantially reduce the funds available for satisfying our obligations for each of the years involved because:

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

This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition. As a result of all of these factors, our failure to qualify or maintain our status as a REIT also could impair our ability to implement our business strategy, raise capital, satisfy our obligations and pay dividends.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are only limited judicial and administrative interpretations. Even a seemingly minor technical or inadvertent mistake could jeopardize REIT status. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as and remain qualified as a REIT. For example, in order for us to qualify or maintain our status as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Moreover, the Separation and REIT Conversion Merger may complicate REIT compliance, including the requirement that any earnings and profits accumulated before our qualification as a REIT be distributed by the end of the taxable year with respect to which our REIT election is made. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, we may not so qualify for any particular taxable year.

Even if we elect to be taxed as a REIT and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we elect to be taxed as a REIT and remain qualified for taxation as a REIT, we may be subject to certain U.S. federal or state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may use taxable REIT subsidiaries to undertake indirectly activities that the REIT rules might otherwise preclude it from doing directly or through pass-through subsidiaries. Such taxable REIT subsidiaries will be subject to corporate level income tax at regular rates.

The 90% distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, Sabra must make distributions to its stockholders. While the indenture governing the Senior Notes and our senior secured revolving credit facility permit us to declare or pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture and therefore the amount of cash distributions we can make to our stockholders may be limited. Sabra is required under the Code to distribute at least 90% of its taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain, and the Operating Partnership is required to make distributions to Sabra to allow it to satisfy these REIT distribution requirements. However, distributions may limit Sabra’s ability to rely upon rental payments from its properties or subsequently acquired properties to finance investments, acquisitions or new developments.

Although Sabra anticipates that it generally will have sufficient cash or liquid assets to enable Sabra to satisfy the REIT distribution requirement, it is possible that, from time to time, Sabra may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause Sabra to fail to have sufficient cash or liquid assets to enable Sabra to satisfy the 90% distribution requirement.

In the event that such an insufficiency or such timing differences occur, in order to meet the 90% distribution requirement and maintain Sabra’s status as a REIT, Sabra may have to sell assets at unfavorable prices, borrow at unfavorable terms, make taxable stock dividends, or pursue other strategies. This may require Sabra to raise additional capital to meet its obligations. The terms of our senior secured revolving credit facility and the terms of the indenture governing the Senior Notes restrict our ability to engage in some of these transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2010, our portfolio consisted of 86 properties: (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community. All of our properties are leased to subsidiaries of New Sun.

See also the discussion above under the headings “Business—Portfolio of Healthcare Properties” and “Business—Tenant and Operators” for further discussions regarding the ownership of our properties and the types of healthcare facilities that comprise our properties.

Occupancy Trends

The following table sets forth the occupancy percentage for our properties for the periods indicated.

	Occupancy %(1)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Skilled Nursing (67 facilities)	87.7%	89.7%	90.4%	91.0%	89.6%
Multi-License Designation (10 facilities)	91.5	92.5	93.7	93.2	92.2
Assisted Living (5 facilities)	88.2	91.3	94.6	97.8	95.2
Mental Health (2 facilities)	83.9	81.5	82.6	79.9	86.9
Independent Living (1 facility)	88.7	79.4	92.4	96.8	N/A
Continuing Care Retirement Community (1 facility)	85.5	87.4	85.7	85.5	68.2

Total (86 facilities)	88.2%	90.0%	90.9%	91.4%	89.6%

(1)

The percentages are computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

You should not rely upon occupancy percentages, either individually or in the aggregate, to determine the performance of a facility. Other factors that may impact the performance of a facility include the sources of payment, terms of reimbursement and the acuity level of the patients (i.e., the condition of patients that determines the level of skilled nursing and rehabilitation therapy services required).

Skilled Mix Trends

The following table sets forth the skilled mix of the skilled nursing facilities included in our properties for the periods indicated.

Skilled Mix %(1)
Years Ended December 31,
2010	2009	2008	2007	2006
39.50%	39.40%	39.20%	35.90%	34.40%

(1)

Skilled mix is defined as the total Medicare and non-Medicaid managed care patient revenue included in our properties divided by the total skilled nursing revenues included in our properties for any given period.

Mortgage Indebtedness

Of our 86 properties, 26 are subject to mortgage indebtedness to third parties that, as of December 31, 2010, totals approximately $160.9 million. As of December 31, 2010, our mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of 12/31/2010(2)	Weighted Average Interest Rate at December 31, 2010	Maturity Date
Fixed Rate	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	60,315	5.50%	August 2015

	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).
(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2010.

Corporate Office

We are headquartered and have our corporate office in Irvine, California. We lease our corporate office.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

Our common stock is listed on The NASDAQ Stock Market LLC and trades on the NASDAQ Global Select Market under the symbol “SBRA.” During the period from November 15, 2010, the Separation Date, through December 31, 2010, the reported high and low sales prices per share of our common stock on the NASDAQ Stock Market were $19.10 and $16.18, respectively.

At February 28, 2011, we had approximately 3,269 stockholders of record.

During the period from the Separation Date through December 31, 2010, we did not repurchase any shares of our common stock.

Dividend Policy

Commencing in 2011, we expect to pay distributions in cash in an amount equal to approximately 80% of our Adjusted FFO (“AFFO”) for each quarterly period but in no event will the annual dividend be less than 90% of our taxable income on an annual basis (excluding net capital gains), as defined in the Code. For these purposes, AFFO means funds from operations, or FFO, adjusted to exclude acquisition costs, stock-based compensation expenses and the amortization of deferred financing costs. We compute FFO in accordance with the definition used by The National Association of Real Estate Investment Trusts (“NAREIT”) (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations” for a further discussion of FFO and AFFO). The 90% of taxable income requirement is the minimum distribution required to qualify for and maintain REIT status. While the indenture governing the Senior Notes and our senior secured revolving credit facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture and therefore the amount of cash distributions we can make to our stockholders may be limited.

Initially, cash available for distribution to our stockholders will be derived solely from the rental payments under the Lease Agreements. All distributions will be made by us at the discretion of our board of directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law and other factors as our board of directors deems relevant. Our board of directors has not yet determined when any distributions will be declared or paid.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return of our common stock for the period from November 16, 2010, the first trading date after the Separation Date, through December 31, 2010. The graph assumes that $100 was invested at the close of market on November 15, 2010 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the FTSE NAREIT US Health Care REIT Index, and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010 and for the period from the Separation Date through December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

As of December 31, 2010
Balance sheet data
Total real estate investments, net	$482,297
Cash and cash equivalents	74,233
Total assets	599,559
Mortgage notes payable	161,440
Senior unsecured notes payable	225,000
Total liabilities	422,026
Total stockholders’ equity	177,533

Separation Date through December 31, 2010
Operating data
Total revenues	$8,795
Net income	7
Net income per common share—basic	0.00
Net income per common share—diluted	0.00

Other data
Cash flows provided by operations	$6,592
Cash flows provided by investing activities	67,118
Cash flows provided by financing activities	523

Weighted-average number of common shares outstanding, basic	25,110,936
Weighted-average number of common shares outstanding, diluted	25,186,988

FFO(1)	$3,141
Diluted FFO per common share(1)	0.12
AFFO(1)	3,706
Diluted AFFO per common share(1)	0.15

(1)

We believe that funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) (and related per share amounts) are useful indicators of the performance of an equity REIT. Because FFO and AFFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. See further discussion of FFO and AFFO in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We commenced operations upon completion of the Separation and REIT Conversion Merger on November 15, 2010 (the “Separation Date”). Accordingly, the discussion and analysis of our results of operations covers the period from the Separation Date through December 31, 2010. We have presented below an unaudited pro forma consolidated income statement for the year ended December 31, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2010. Until we have actual comparative data, we will continue to present, for comparison purposes, in our Quarterly Reports on Form 10-Q, unaudited pro forma financial data concerning our results of operations as if the Separation and REIT Conversion Merger had occurred prior to the period presented.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the section titled “Risk Factors.”

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Critical Accounting Policies

•	Unaudited Pro Forma Financial Data

•	Results of Operations

•	Liquidity and Capital Resources

•	Obligations and Commitments

•	Impact of Inflation

•	Off-Balance Sheet Arrangements

•	Recently Issued Accounting Standards Update

•	Quarterly Financial Data

Overview

We were incorporated on May 10, 2010 as a wholly owned subsidiary of Old Sun, a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan by Old Sun, Old Sun restructured its business by separating its real estate assets and its operating assets into two separate publicly traded companies. The Separation occurred by means of a spin-off transaction pursuant to which Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of New Sun. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger, pursuant to the REIT Conversion Merger, and New Sun was renamed “Sun Healthcare Group, Inc.” The Separation and REIT Conversion Merger were completed on November 15, 2010, which we refer to as the Separation Date.

Following the restructuring of Old Sun’s business and the completion of the Separation and REIT Conversion Merger, we became a self-administered, self-managed realty company that, directly or indirectly, owns and invests in real estate serving the healthcare industry. Our operations during the year ended December 31, 2010 were for the period from the Separation Date through December 31, 2010.

Our portfolio currently consists of 86 properties: (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community. As of December 31, 2010, our properties had a total of 9,603 licensed beds, or units, spread across 19 states. As of December 31, 2010, all of our real estate properties are leased to subsidiaries of New Sun under triple-net operating leases with expirations ranging from 10 to 15 years.

We expect initially to grow our portfolio through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. For example, we expect to pursue the acquisition of medical office buildings and life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). We plan to be opportunistic in our healthcare real estate investment strategy by investing in assets that provide the best opportunity to create long-term stockholder value, dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity.

We are organized to qualify as a REIT and we intend to elect to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2011. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by the Operating Partnership, of which we are the sole general partner, or by subsidiaries of the Operating Partnership.

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Revenue Recognition

We recognize rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases (if any), on a straight-line basis over the term of the related leases when collectibility is reasonably assured. Currently, the Lease Agreements contain provisions for annual increases based on the lesser of the change in the Consumer Price Index (“CPI”) or 2.50% (but not less than zero). We have not estimated any such future potential increases in CPI; therefore, rental revenues represent current contractual amounts due under the terms of the leases.

Real Estate Investments

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows: land improvements—three to 40 years, buildings and building improvements—three to 40 years, and furniture and equipment—one to 20 years.

Impairment of Real Estate Investments

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We did not record any impairment loss on our real estate investments during the period from the Separation Date through December 31, 2010.

Stock-Based Compensation

Stock-based compensation expense for stock-based awards granted to our employees and our non-employee directors are recognized in the statement of income based on their estimated fair value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

Income Taxes

We are organized as a REIT and intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning on January 1, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

For income tax purposes, we are the surviving taxpayer of the Separation. Accordingly, tax positions taken by Old Sun prior to the Separation will remain our obligations after the Separation. However, under an agreement with New Sun relating to tax allocation matters (the “Tax Allocation Agreement”), New Sun is responsible for and will indemnify us against, among other things, federal, state and local taxes related to periods prior to the Separation to the extent the deferred tax assets allocated to us as part of the Separation are not sufficient and/or cannot be utilized to satisfy these taxes. After the 2010 tax year, we and New Sun have agreed, to the extent allowable by applicable law, to allocate all net operating loss attributes generated in prior years to New Sun. In addition, New Sun will generally have the right to control the conduct and disposition of any tax audits or other proceedings with regard to such periods, and will be entitled to any refund or credit for such periods.

We evaluate our tax positions using a two step approach: step one (recognition) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. We will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Unaudited Pro Forma Financial Data

The following reflects the unaudited pro forma consolidated income statement of Sabra for the year ended December 31, 2010 as if the Separation and REIT Conversion Merger and the offering of the Senior Notes had occurred on January 1, 2010. The pro forma adjustments represent revenues and expense to reflect a full year of pro forma consolidated income and have been made solely for purposes of developing the pro forma financial information for illustrative purposes necessary to prepare pro formas consistent with the requirements of the SEC. The actual annualized results reported in periods following the Separation may differ significantly from those reflected in this pro forma consolidated income statement for a number of reasons, including differences between the assumptions used to prepare these pro forma amounts and actual amounts. In addition, no adjustments have been made to the unaudited pro forma consolidated income statement for non-recurring items related to the Separation or for estimated general and administrative expenses expected to be incurred by Sabra in the first year after the Separation (i.e., only known, recurring general and administrative expenses are reflected). As a result, the pro forma financial information does not purport to be indicative of what the results of operations would have been had the Separation been completed on January 1, 2010. The unaudited pro forma consolidated income statement does not purport to project the future results of operations after giving effect to the Separation.

SABRA HEALTH CARE REIT, INC.

UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT

For the Year Ended December 31, 2010

(in thousands, except per share data)

	Actual Results from Separation Date to December 31, 2010	Pro Forma Adjustments	Pro Forma Year Ended December 31, 2010
Revenues:
Rental income	$8,781	$61,464	$70,245
Interest income	14	—	14

Total revenues	8,795	61,464	70,259

Expenses:
Depreciation and amortization	3,134	20,783	23,917
Interest	3,859	26,464	30,323
General and administrative	1,553	7,088	8,641

Total expenses	8,546	54,335	62,881

Income before income taxes	249	7,129	7,378
Income tax expense	242	(242)	—

Net income	$7	$7,371	$7,378

Net income per common share, basic	$0.00		$0.29

Net income per common share, diluted	$0.00		$0.29

Weighted-average number of common shares outstanding, basic	25,111		25,111

Weighted-average number of common shares outstanding, diluted	25,187		25,187

Results of Operations

Sabra began operating as a separate company following the Separation and REIT Conversion Merger, which was completed on November 15, 2010, which we refer to as the Separation Date. The following is a discussion of our results of operations for the period from the “Separation Date” through December 31, 2010 compared to our pro forma results for the year ended December 31, 2010.

Revenues

We generate revenues from the lease of our properties to subsidiaries of New Sun pursuant to the Lease Agreements. During the period from the Separation Date through December 31, 2010, we recognized $8.8 million of rental revenues, which when annualized total $70.2 million. On a pro forma basis for the year ended December 31, 2010, rental revenue was $70.2 million which is the annual aggregate minimum base rent payable by subsidiaries of New Sun under the Lease Agreements. Amounts due under the terms of the Lease Agreements are fixed (except for an annual rent escalator described below), and there is no contingent rental income that may be derived from our properties. The annual rent escalator is the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero).

General and Administrative Expenses

General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition and development activities. During the period from the Separation Date through December 31, 2010, general and administrative expenses were $1.6 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $1.2 million, including stock-based compensation expense for our employees and board members totaling $0.3 million, employee salaries and benefits of $0.4 million and a one-time bonus of $0.4 million paid to our Chief Executive Officer in December 2010 in recognition of his efforts in connection with the Separation, REIT Conversion Merger and related financings. On a pro forma basis for the year ended December 31, 2010, general and administrative expenses were $8.6 million which includes the special bonus of $0.4 million paid to our Chief Executive Officer in December 2010 as well as other actual one-time expenses totaling $0.2 million which we expect to decrease, on an annualized basis, in future periods. The pro forma total excludes estimated annual amounts totaling $0.8 million, comprised of $0.6 million of administrative and other costs and $0.2 million of professional services. Our recurring total general and administrative expenses, which exclude any acquisition related costs, are expected to approximate $8.8 million in fiscal year 2011.

Depreciation and Amortization

We incur depreciation and amortization expenses for the property and equipment we obtained in the Separation, which was $3.1 million for the period from the Separation Date through December 31, 2010, which on an annualized basis would be $24.8 million. On a pro forma basis for the year ended December 31, 2010, depreciation and amortization expense was $23.9 million, which is the amount of depreciation and amortization expense we project on our current portfolio for fiscal year 2011. The difference in depreciation expense between our annualized actual amount of $24.8 million and the pro forma amount of $23.9 million is due to certain of our fixed assets becoming fully depreciated during fiscal year 2011.

Interest

We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the period from the Separation Date through December 31, 2010, we incurred $3.9 million of interest expense, which on an annualized basis is $30.3 million. On a pro forma basis for the year ended December 31, 2010, interest expense was $30.3 million, which is the amount of interest expense we project for fiscal year 2011. See “—Liquidity and Capital Resources” below for more information.

Funds from Operations and Adjusted Funds from Operations

We believe that funds from operations (“FFO”) is a useful indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. AFFO is defined as FFO excluding acquisition costs, stock-based compensation expense and amortization of deferred financing costs. We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO (and related per share amounts) to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash expenses and acquisition costs, FFO and AFFO can help investors compare the operating performance of a REIT between periods or as compared to other companies. FFO and AFFO can help investors compare the operating performance of a REIT between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor are they necessarily indicative of cash available to fund the our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently from us.

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and AFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO and AFFO should not be considered as alternatives to net income as an indicator of our operating performance.

The following table reconciles our calculations of FFO and AFFO for the period from the Separation Date through December 31, 2010, to net income, the most directly comparable GAAP financial measure, for the same period (in thousands, except share and per share amounts):

Net income	$7
Depreciation and amortization of real estate assets	3,134

FFO	3,141
Acquisition costs	—
Stock-based compensation	335
Amortization of deferred financing costs	230

AFFO	$3,706

Diluted FFO per common share	$0.12

Diluted AFFO per common share	$0.15

Weighted-average number of common shares outstanding, diluted	25,186,988

Set forth below is additional information related to certain other items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income:

•	General and administrative expense of $0.4 million related to a one-time bonus paid to Mr. Matros in December 2010; and

•	General and administrative expense of $0.1 million relating to the granting of a full year of vested vacation to our employees on November 15, 2010.

Liquidity and Capital Resources

We believe that our available cash, operating cash flows and borrowings available to us under our senior secured revolving credit facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes and mortgage indebtedness on our properties, and dividend requirements for the next twelve months.

We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under our senior secured revolving credit facility, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.

In connection with the Separation and REIT Conversion Merger, we completed two significant financing transactions, as described below under “—Loan Agreements.” As of December 31, 2010, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $160.9 million on certain of our properties. In addition, we have $87.6 million available for borrowing under our senior secured revolving credit facility (given the borrowing base requirements of that facility). Although we are subject to restrictions on our ability to incur indebtedness under the indenture governing the Senior Notes and under the terms of our senior secured revolving credit facility, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Cash Flows from Operating Activities

During the period from the Separation Date through December 31, 2010, net cash provided by operating activities was $6.6 million and was derived primarily from the rental payments received under the Lease Agreements. We expect our annualized cash flows provided by operating activities to increase as a result of anticipated future real estate investment acquisitions.

Cash Flows from Investing Activities

During the period from the Separation Date through December 31, 2010, net cash provided by investing activities was $67.1 million and consisted of $67.1 million of cash received in the Separation, partially offset by $16,000 used for purchases of furniture and equipment for our corporate office. We expect our cash flows used in investing activities to increase as a result of anticipated future real estate investment acquisitions.

Cash Flows from Financing Activities

During the period from the Separation Date through December 31, 2010, net cash provided by financing activities was $0.5 million. This amount consisted of the following:

•	$10.0 million from the release of funds under refinancings;

offset by:

•	$9.1 million used to pay Separation-related obligations;

•	$0.2 million of principal payments of mortgage notes payable; and

•	$0.2 million of payments of deferred financing fees.

Loan Agreements

8.125% Senior Notes due 2018. On October 27, 2010, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), issued $225.0 million aggregate principal amount of the Senior Notes in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting discounts, commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future subsidiaries.

The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to November 1, 2013, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 108.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.

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

The indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of December 31, 2010, we were in compliance with all applicable financial covenants under the indenture governing Senior Notes.

Sabra, the Issuers and the other guarantors also entered into a Registration Rights Agreement, dated October 27, 2010 (the “Registration Rights Agreement”) with the initial purchasers of the Senior Notes. Under the Registration Rights Agreement, Sabra, the Issuers and the guarantors of the Senior Notes have agreed to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for a new issue of substantially identical registered notes or, in certain circumstances, to file a shelf registration statement with respect to the Senior Notes. In the event that Sabra, the Issuers and the guarantors of the Senior Notes fail to satisfy this obligation, the Issuers will be required to pay additional interest to the holders.

Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a senior secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement).

This credit facility provides for up to a $100.0 million senior secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers, through the increase in commitments from existing lenders and/or the addition of new lenders, to increase the borrowing availability under our senior secured revolving credit facility by up to an additional $100.0 million. Borrowing availability under our senior secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to our senior secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing our senior secured revolving credit facility. Approximately $87.6 million was available for borrowing under our senior secured revolving credit facility as of December 31, 2010. Borrowing availability under our senior secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option.

Borrowings under our senior secured revolving credit facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers’ option, either (a) the greater of 1.75% or a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for statutory reserves (the “Eurodollar Rate”), or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus one-half of 1.0%, (ii) the prime rate as announced by Bank of America, and (iii) the Eurodollar Rate for a one-month period plus 1.0% (the “Base Rate”). The applicable percentage for borrowings under our senior secured revolving credit facility is 3.00% per annum for borrowings at the Base Rate and 4.00% per annum for borrowings at the Eurodollar Rate.

In addition to paying interest on outstanding principal under our senior secured revolving credit facility, the Borrowers are required to pay a facility fee of 0.50% per annum to the lenders in respect of unused borrowings under our senior secured revolving credit facility.

Our senior secured revolving credit facility is secured by, among other things, (i) a first priority lien against certain of the properties owned by certain of our subsidiaries (collectively, the “Borrower Subsidiaries”) and includes initially certain of the properties that we, through our subsidiaries, acquired in connection with the Separation and REIT Conversion Merger, (ii) a first priority lien against all personal property owned from time to time by such Borrower Subsidiaries, and (iii) a first priority lien against the membership interests of the Borrower Subsidiaries which are owned by the Operating Partnership. The obligations of the Borrowers under our senior secured revolving credit facility are guaranteed by us and certain of our subsidiaries.

Our senior secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default, including cross-defaults with other indebtedness. Our senior secured revolving credit facility also requires us, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2010, we were in compliance with all applicable financial covenants under our senior secured revolving credit facility.

Mortgage Indebtedness

Of our 86 properties, 26 are subject to mortgage indebtedness to third parties that, as of December 31, 2010, totals approximately $160.9 million. As of December 31, 2010, our mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of 12/31/2010(2)	Weighted Average Interest Rate at December 31, 2010	Maturity Date
Fixed Rate	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	60,315	5.50%	August 2015

	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).
(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2010.

Capital expenditures

There are no present plans for the improvement or development of any unimproved or undeveloped property. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2011 will be less than $300,000, which will principally be for corporate office needs. For the period from the Separation Date through December 31, 2010, our aggregate capital expenditures were $94,000, which was primarily for corporate office needs.

Dividends

We did not pay dividends in 2010. For a discussion of our dividend policy, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution and Dividend Policy.”

Obligations and Commitments

The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that totals $160.9 million. The following table is presented as of December 31, 2010 (in thousands):

	Payments Due for the Twelve Months Ending December 31,
	(in thousands)
	Total	2011	2012	2013	2014	2015	After 2015
Mortgage Indebtedness(1)	$255,272	$12,623	$12,683	$12,680	$12,678	$93,190	$111,418
Senior Notes(2)	373,280	18,535	18,535	18,535	18,535	18,535	280,605
Operating lease	440	76	87	91	95	91	—

Total	$628,992	$31,234	$31,305	$31,306	$31,308	$111,816	$392,023

(1)

Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $94.3 million, of which $14.9 million is attributable to variable interest rates determined using the weighted average method.

(2)

Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $148.3 million.

Impact of Inflation

Our rental income in future years will be impacted by changes in inflation. The Lease Agreements provide for an annual rent escalator, which is the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.50%.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards Updates

See Note 2 to the Consolidated Financial Statements in this report for a discussion of recently issued accounting standards.

Quarterly Financial Data

The following table presents our quarterly financial data. This information has been prepared on a basis consistent with that of our audited consolidated financial statements. Our quarterly results of operations for the period presented are not necessarily indicative of future results of operations. This unaudited quarterly data should be read together with the accompanying consolidated financial statements and related notes thereto (in thousands, except share and per share amounts).

Separation Date through December 31, 2010
Operating data
Total revenues	$8,795
Net income	7
Net income per common share—basic	0.00
Net income per common share—diluted	0.00

Other data
Cash flows provided by operations	$6,592
Cash flows provided by investing activities	67,118
Cash flows provided by financing activities	523

Weighted-average number of common shares outstanding, basic	25,110,936
Weighted-average number of common shares outstanding, diluted	25,186,988

FFO(1)	$3,141
Diluted FFO per common share(1)	0.12
AFFO(1)	3,706
Diluted AFFO per common share(1)	0.15

(1)

We believe that FFO and AFFO (and related per share amounts) are useful indicators of the performance of an equity REIT. Because FFO and AFFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. See further discussion of FFO and AFFO above under “—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of December 31, 2010, this indebtedness includes the $225.0 million aggregate principal amount of Senior Notes outstanding, $160.9 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, and any borrowings under our $100.0 million senior secured revolving credit facility. As of December 31, 2010, we had $60.3 million of outstanding variable rate mortgage indebtedness. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of December 31, 2010, interest expense would increase $0.2 million. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2010 based on the maturity dates (dollars in thousands):

	Maturity
	2011	2012	2013	2014	2015	Thereafter	Total Book Value(1)	Total Fair Value
Mortgage Indebtedness
Fixed rate	$1,872	$1,994	$2,142	$2,292	$30,741	$61,569	$100,610	$115,568
Weighted average interest rate	6.30%	6.30%	6.30%	6.30%	6.30%	6.06%	6.30%
Variable rate	$1,139	$1,209	$1,285	$1,356	$55,326	$—	$60,315	$60,204
Weighted average interest rate	5.50%	5.50%	5.50%	5.50%	5.50%	—%	5.50%
Senior Unsecured Notes	$—	$—	$—	$—	$—	$225,000	$225,000	$232,313
Weighted average interest rate	—%	—%	—%	—%	—%	8.13%	8.13%

(1)	Total book value of mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2010.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We expect to hold our first annual meeting of stockholders on June 16, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found in the About Sabra—Corporate Governance section of our website at www.sabrahealth.com. Waivers from, and amendments to, our Code of Conduct and Ethics that apply to our directors, executive officers or persons performing similar functions will be timely posted in the About Sabra—Corporate Governance section of our website at www.sabrahealth.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December  31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements

See the Index to Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-27 through F-31 of this report:

Schedule III—Real Estate Assets and Accumulated Depreciation

(3)	Exhibits

The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST

Ex.	Description

2.1	Agreement and Plan of Merger, dated as of September 23, 2010, by and between Sun Healthcare Group, Inc. and Sabra Health Care REIT, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus included in Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-167040) filed by Sabra Health Care REIT, Inc. on September 28, 2010).

2.2	Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).*

3.1	Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

4.1	Indenture, dated October 27, 2010, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 27, 2010).

4.1.1	First Supplemental Indenture, dated November 4, 2010, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

4.2	Registration Rights Agreement, dated October 27, 2010, by and among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors listed therein and the initial purchasers of the 8.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 27, 2010).

4.2.1	Joinder, dated as of November 4, 2010, to the Registration Rights Agreement dated as of October 27, 2010 among Sabra Health Care REIT, Inc., Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sun Healthcare Group, Inc., the Closing Date Subsidiary Guarantors identified therein and Banc of America Securities LLC, in its individual capacity and as Representative for the other Initial Purchasers (incorporated by reference to Exhibit 4.2.1 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

4.3	Form of 8.125% Senior Note due 2018 (included in Exhibit 4.1).

10.1	Tax Allocation Agreement, dated as of September 23, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-167040) filed by Sabra Health Care REIT, Inc. on September 24, 2010).

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Ex.	Description

10.2	Transition Services Agreement, dated November 4, 2010 and effective as of the effective time of the REIT Conversion Merger, by and between SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.3	Form of Master Lease Agreement entered into between subsidiaries of SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) and subsidiaries of Sabra Health Care REIT, Inc. that, with certain exceptions, became effective as of the Separation with respect to the 86 properties owned by subsidiaries of Sabra Health Care REIT, Inc. following the Separation and REIT Conversion Merger (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.4	Form of Guaranty entered into by SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Master Lease Agreements (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.5	Credit Agreement, dated November 3, 2010, among Sabra Health Care Limited Partnership, Sabra Idaho, LLC, Sabra California II, LLC, Oakhurst Manor Nursing Center LLC, Sunset Point Nursing Center LLC, Sabra New Mexico, LLC, Sabra Ohio, LLC, Sabra Kentucky, LLC, Sabra NC, LLC, Sabra Connecticut II LLC, West Bay Nursing Center LLC and Orchard Ridge Nursing Center LLC, as Borrowers, Sabra Health Care REIT, Inc., as REIT Guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.6	Form of Indemnification Agreement entered into with each of the directors and officers of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.7+	Employment Agreement, dated November 22, 2010, by and between Richard K. Matros and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.8+	Employment Agreement, dated November 22, 2010, by and between Harold W. Andrews, Jr. and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.9+	Employment Agreement, dated November 22, 2010, by and between Talya Nevo-Hacohen and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.10+	Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed by Sabra Health Care REIT, Inc. on December 22, 2010).

10.10.1+	Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (incorporated by reference to Exhibit 10.10.1 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.10.2+	Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (incorporated by reference to Exhibit 10.10.2 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.10.3+	Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (incorporated by reference to Exhibit 10.10.3 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

Ex.	Description

10.10.4+	Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors) (incorporated by reference to Exhibit 10.10.4 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.10.5+	Non-Employee Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.10.5 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.11+	Sabra Health Care REIT, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 (File No. 333-171350) filed by Sabra Health Care REIT, Inc. on December 22, 2010).

10.12+	Sabra Health Care REIT, Inc. Directors’ Compensation Policy (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Sarbanes-Oxley Certification by Principal Executive Officer.

31.2*	Section 302 Sarbanes-Oxley Certification by Principal Financial Officer.

32.1*	Section 906 Sarbanes-Oxley Certification by Principal Executive Officer.

32.2*	Section 906 Sarbanes-Oxley Certification by Principal Financial Officer.

*	Filed herewith.

+	Designates a management compensation plan, contract or arrangement.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Sabra Health Care REIT, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Sabra Health Care REIT, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the period from November 15, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Irvine, CA

March 3, 2011

SABRA HEALTH CARE REIT, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

December 31, 2010
Assets
Real estate investments, net of accumulated depreciation of $88,701	$482,297
Cash and cash equivalents	74,233
Restricted cash	4,716
Deferred tax assets	26,300
Prepaid expenses, deferred financing costs and other assets	12,013

Total assets	$599,559

Liabilities and stockholders’ equity
Mortgage notes payable	$161,440
Senior unsecured notes payable	225,000
Accounts payable and accrued liabilities	9,286
Tax liability	26,300

Total liabilities	422,026

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2010	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of December 31, 2010	251
Additional paid-in capital	177,275
Retained earnings	7

Total stockholders’ equity	177,533

Total liabilities and stockholders’ equity	$599,559

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

Period from November 15, 2010 to December 31, 2010
Revenues:
Rental income	$8,781
Interest income	14

Total revenues	8,795

Expenses:
Depreciation and amortization	3,134
Interest	3,859
General and administrative	1,553

Total expenses	8,546

Income before income taxes	249
Income tax expense	242

Net income	$7

Net income per common share, basic	$0.00

Net income per common share, diluted	$0.00

Weighted-average number of common shares outstanding, basic	25,110,936

Weighted-average number of common shares outstanding, diluted	25,186,988

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amounts
Separation and REIT Conversion
Merger, November 15, 2010	25,061,072	$251	$176,940	$—	$177,191
Net income	—	—	—	7	7
Amortization of stock based compensation	—	—	335	—	335

Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Period from November 15, 2010 to December 31, 2010
Cash flows from operating activities:
Net income	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,134
Amortization of deferred financing costs	230
Stock-based compensation expense	335
Amortization of premium on notes payable	(2)
Deferred taxes	242
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(609)
Accounts payable and accrued liabilities	3,276
Restricted cash	(21)

Net cash provided by operating activities	6,592

Cash flows from investing activities:
Cash received in the Separation	67,134
Additions to real estate	(16)

Net cash provided by investing activities	67,118

Cash flows from financing activities:
Proceeds from mortgage notes payable	10,000
Payment of Separation-related obligations	(9,081)
Principal payments on mortgage notes payable	(235)
Payments of deferred financing costs	(161)

Net cash provided by financing activities	523

Net increase in cash and cash equivalents	74,233
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$74,233

Supplemental disclosure of cash flow information:
Net non-cash assets received in the Separation (Note 3)	$110,056

Interest paid	$760

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	BUSINESS

Overview

Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations upon completion of the Separation and REIT Conversion Merger (discussed below) on November 15, 2010 (the “Separation Date”). Sabra is organized to qualify as a real estate investment trust (“REIT”) and intends to elect to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra intends to own substantially all of its assets and properties and conduct its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of December 31, 2010, Sabra’s investment portfolio consisted of 86 properties: (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community.

Separation and REIT Conversion

On May 24, 2010, Old Sun announced its intention to restructure its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and SHG Services Inc. (which has been renamed “Sun Healthcare Group, Inc.” or “New Sun”). In order to effect the restructuring, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of New Sun (this distribution is referred to as the “Separation”), together with an additional cash distribution. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger and Old Sun stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun common stock (this merger is referred to as the “REIT Conversion Merger”). Effective November 15, 2010, the Separation and REIT Conversion Merger were completed and Sabra and New Sun began operations as separate companies.

Following the Separation, New Sun, through its subsidiaries, continued the business and operations of Old Sun and its subsidiaries. Sabra did not operate prior to the Separation. Immediately following the Separation, subsidiaries of Sabra owned substantially all of Old Sun’s owned real property. The owned real property held by subsidiaries of Sabra following the Separation includes fixtures and certain personal property associated with the real property. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun at the time of the Separation. At the time of the Separation, the balance sheet of Sabra included the owned real property and mortgage indebtedness to third parties on the real property as well as indebtedness incurred by Sabra prior to completion of the Separation. The statement of income and cash flows of Sabra consist solely of its operations after the Separation. The Separation was accounted for as a reverse spinoff. Accordingly, Sabra’s assets and liabilities are recorded at the historical carrying values of Old Sun.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sabra and its wholly-owned subsidiaries as of December 31, 2010 and for the period from the Separation Date through December 31, 2010. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases (if any), on a straight-line basis over the term of the related leases when collectibility is reasonably assured. Currently, the Company’s leases contain provisions for annual increases based on the lesser of the change in the Consumer Price Index, or CPI (but not less than zero) or 2.50%. The Company has not estimated any such future potential increases in CPI. Therefore, rental revenues represent current contractual amounts due under the terms of the leases.

Real Estate Investments

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements—three to 40 years, buildings and building improvements—three to 40 years, and furniture and equipment—one to 20 years.

Impairment of Real Estate Investments

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company did not record any impairment loss on its real estate investments during the period from the Separation Date through December 31, 2010.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2010. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits all funds.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with New Sun, the Company has assigned its interests in certain of these restricted cash accounts to New Sun and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet. As of December 31, 2010, restricted cash and restricted cash obligations totaled $4.7 million and $4.4 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for stock-based awards granted to Sabra’s employees and its non-employee directors are recognized in the statement of income based on their estimated fair value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

Deferred Financing Costs

Deferred financing costs representing fees paid to third parties to obtain financing are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2010, the Company’s deferred financing costs were included in prepaid expenses, deferred financing costs and other assets on the accompanying consolidated balance sheet and totaled $10.8 million, net of amortization.

Income Taxes

The Company is organized as a REIT and intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning on January 1, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

For income tax purposes, the Company is the surviving taxpayer of the Separation. Accordingly, tax positions taken by Old Sun prior to the Separation will remain the Company’s obligations after the Separation. However, under an agreement with New Sun relating to tax allocation matters (the “Tax Allocation Agreement”), New Sun is responsible for and will indemnify the Company against, among other things, federal, state and local taxes related to periods prior to the Separation to the extent the deferred tax assets allocated to the Company as

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

part of the Separation are not sufficient and/or cannot be utilized to satisfy these taxes. After the 2010 tax year, the Company and New Sun have agreed, to the extent allowable by applicable law, to allocate all net operating loss attributes generated in prior years to New Sun. In addition, New Sun will generally have the right to control the conduct and disposition of any tax audits or other proceedings with regard to such periods, and will be entitled to any refund or credit for such periods.

The Company evaluates its tax positions using a two step approach: step one (recognition) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. The Company will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Per Share Data

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Industry Segments

The Company has one reportable segment consisting of investments in healthcare-related real estate properties.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

3.	THE SEPARATION AND REIT CONVERSION MERGER

At the time of the Separation, the balance sheet of Sabra included 86 owned real property assets, allocated cash from Old Sun, mortgage indebtedness to third parties on 26 of the real property assets, as well as unsecured indebtedness incurred prior to and in connection with completion of the Separation. The statements of income, stockholders’ equity and cash flows of Sabra consist solely of its operations after the Separation. The Separation was accounted for as a reverse spinoff. Accordingly, the assets and liabilities of Sabra are recorded based on the historical carrying values of Old Sun. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun at the time of the Separation. The following table summarizes the balance sheet of the Company immediately following the Separation and REIT Conversion Merger on November 15, 2010, the Separation Date (in thousands):

Assets
Real estate investments, net of accumulated depreciation of $85,567	$485,337
Cash and cash equivalents	67,134
Restricted cash	5,527
Deferred tax assets	26,542
Prepaid expenses, deferred financing costs and other assets	11,383

Total assets	$595,923

Liabilities
Mortgage notes payable	$151,678
Senior unsecured notes payable	225,000
Accounts payable and accrued liabilities	15,754
Tax liability	26,300

Total liabilities	418,732

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of November 15, 2010	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of November 15, 2010	251
Additional paid-in capital	176,940

Total stockholders’ equity	177,191

Total liabilities and stockholders’ equity	$595,923

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

4.	REAL ESTATE INVESTMENTS

As of December 31, 2010, the Company’s investments in real estate consisted of the following (dollars in thousands):

Property Type	Number of Properties	Number of Beds	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	67	7,501	$448,974	$(67,457)	$381,517
Multi-License Designation	10	1,389	81,245	(14,597)	66,648
Assisted Living	5	367	24,094	(4,053)	20,041
Mental Health	2	82	998	(370)	628
Independent Living	1	49	8,022	(875)	7,147
Continuing Care Retirement Community	1	215	7,435	(1,349)	6,086

	86	9,603	570,768	(88,701)	482,067

Corporate level			230	—	230

			$570,998	$(88,701)	$482,297

Building and improvements	$460,097
Furniture and equipment	36,225
Land improvements	4,703
Land	69,973

	570,998
Accumulated depreciation	(88,701)

	$482,297

Operating Leases

All of the Company’s real estate properties are leased to subsidiaries of New Sun under triple-net operating leases with expirations ranging from 10 to 15 years. As of December 31, 2010, the leases have a weighted-average remaining term of 11 years. The leases have provisions to extend the Lease Agreements for up to two five-year periods, rights of first opportunity to purchase, and other terms and conditions as negotiated. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. As of December 31, 2010, the Lease Agreements were guaranteed by New Sun and as a result the Company required no security deposits from New Sun’s subsidiaries. For further discussion on the Company’s tenant and revenue concentration, see “Note 11. Commitments and Contingencies— Concentration of Credit Risk.”

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

As of December 31, 2010, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

2011	$70,245
2012	70,245
2013	70,245
2014	70,245
2015	70,245
Thereafter	432,949

$784,174

5.	DEBT

Mortgage Indebtedness. As of December 31, 2010, the Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of 12/31/2010(2)	Weighted Average Interest Rate at December 31, 2010	Maturity Date
Fixed Rate	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	60,315	5.50%	August 2015

	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).
(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2010.

8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly-owned subsidiaries of the Company (the “Issuers”), issued $225.0 million aggregate principal amount of senior, unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were included in the Sabra liabilities at the Separation Date. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by New Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future subsidiaries.

The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to November 1, 2013, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 108.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.

The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of December 31, 2010 the Company was in compliance with all applicable financial covenants under the Senior Notes.

Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a senior secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). This credit facility provides for up to a $100.0 million senior secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the senior secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Approximately $87.6 million was available for borrowing under the Company’s senior secured revolving credit facility as of December 31, 2010. Borrowing availability under the Company’s senior secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of December 31, 2010, there were no amounts outstanding on the Company’s revolving line of credit.

Borrowings under the Company’s senior secured revolving credit facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers’ option, either (a) the greater of 1.75% or LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus one-half of 1.0%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings under the senior secured revolving credit facility is 3.00% per annum for borrowings at the Base Rate and 4.00% per annum for borrowings at the LIBOR. In addition, the Borrowers are required to pay a facility fee of 0.50% per annum to the lenders in respect of unused borrowings under the senior secured revolving credit facility.

The senior secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the senior secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. The senior secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The senior secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2010 the Company was in compliance with all applicable financial covenants under the senior secured revolving credit facility.

During the period from the Separation Date through December 31, 2010, the Company incurred $3.9 million of interest expense. Included in interest expense for the period from the Separation Date through December 31, 2010 was $0.2 million of deferred financing costs amortization. As of December 31, 2010, the Company had $4.2 million of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet, which included $1.0 of unpaid interest related to the Senior Notes for the period preceding the Separation.

The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2010 (in thousands):

	Mortgage Indebtedness(1)	Senior Unsecured Notes	Secured Revolving Credit Facility	Total
2011	$3,011	$—	$—	$3,011
2012	3,203	—	—	3,203
2013	3,427	—	—	3,427
2014	3,648	—	—	3,648
2015	86,067	—	—	86,067
Thereafter	61,569	225,000	—	286,569

	$160,925	$225,000	$—	$385,925

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2010.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and Cash Equivalents, Restricted Cash, Revolving Line of Credit, and Accounts Payable and Accrued Liabilities: These balances approximate their fair values due to the short maturities of these items.

Senior Unsecured Notes and Mortgage Notes Payable: The fair value of the Company’s mortgage notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The fair value of the Company’s senior unsecured notes are determined by obtaining quoted prices for these instruments at the measurement date. In the event the market for these instruments is deemed to be illiquid or when market transactions for these instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2010 whose carrying amounts do not approximate their fair value:

	Face Value(1)	Carrying Amount(2)	Fair Value
Financial liabilities:
Senior Unsecured Notes	$225,000	$225,000	$232,313
Mortgage Indebtedness	160,925	161,440	175,772

(1)	Face value represents amount contractually due under the terms of the respective agreements.
(2)	Carrying amount represents the book value of financial instruments and include unamortized premiums.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

7.	STOCK-BASED COMPENSATION

Following the Separation and REIT Conversion Merger, the Company granted time-based stock units (“Time-Based Units”), funds from operations-based stock units (“FFO Units”) and relative total stockholder return-based stock units (“TSR Units”) to each of its executive officers and employees. In addition, the Company’s Chief Executive Officer, Richard K. Matros, held stock options and restricted stock units that were originally granted by Old Sun. These restricted stock units and stock options were assumed by the Company following the Separation and REIT Conversion Merger (the “Carry-Over Units” and the “Carry-Over Options,” respectively). However, in light of the Company’s expected status as a REIT and the expectation of the Company’s dividend payments, the economic value of the Carry-Over Options was deemed to be diminished following the Separation and REIT Conversion Merger. Therefore, in addition to his initial equity award, the Compensation Committee of the Company granted Mr. Matros additional time-based stock units to compensate him for the reduction in value of the Carry-Over Options that was caused by the Company’s expected conversion to a REIT (the “Make-Whole Units”). Each stock unit subject to an award of Time-Based Units, FFO Units, TSR Units and Make-Whole Units represents the contractual right to receive one share of Sabra’s common stock. All of these awards were granted under the Company’s 2009 Performance Incentive Plan, and the awards are all subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company in the Separation and REIT Conversion Merger.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

In addition to the above, on December 17, 2010, each non-employee director of the Company received an initial equity award (“Initial Board Award”) in connection with his appointment to the board of directors following the Separation and REIT Conversion Merger. Each non-employee director also received a pro-rata annual equity award on December 17, 2010 (“Annual Board Award”).

Stock Options

During the period from the Separation Date through December 31, 2010, no stock options were granted and no stock options were exercised. The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2010:

Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares Currently Exercisable

				Shares Under Options	Weighted Average Exercise Price
$11.99-21.83	450,067	$17.65	3.91	231,780	$16.69

Restricted Stock Units and Performance-Based Restricted Stock Units

Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance-based restricted stock unit is convertible into one share of common stock. The restricted stock units and performance-based restricted stock units are valued on the grant date based on the market price of the Company’s common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. Upon any payment of restricted stock units, the participant is required to pay the related tax withholding obligation. The 2009 Performance Incentive Plan enables the participant to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company’s common stock on the date the relevant transaction occurs. During the period from the Separation Date through December 31, 2010, no restricted stock units have vested and no shares have been issued in connection with restricted stock units and performance-based restricted stock units.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

In addition to the Initial Board Award and the Annual Board Award noted above, on November 22, 2010, the Company granted 379,802 restricted stock units to employees consisting of 97,463 Time-Based Units, 97,639 FFO Units and 97,642 TSR Units. The following table summarizes additional information concerning restricted stock units at December 31, 2010:

Restricted Stock Units	Units Granted	Unvested Units as of December 31, 2010	Weighted Average Grant Date Fair Value Per Unit	Vesting Period (Months)	Weighted Average Remaing Vesting Period as of December 31, 2010 (Months)
Time-Based Units	97,643	97,643	$17.24	60.0	58.5
FFO Units	97,639	97,639	17.24	48.0	46.5
TSR Units	97,642	97,642	16.59	48.0	46.5
Carry-Over Units	124,581	74,717	19.44	48.0	19.5
Make-Whole Units	86,878	86,878	17.24	48.0	46.5
Initial Board Award	8,752	8,752	18.28	24.0	23.5
Annual Board Award	5,104	5,104	18.28	5.0	4.5

The fair value of the TSR Units granted during the period from the Separation Date through December 31, 2010 was estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility was based on historical volatility for the most recent 3-year period ending on the grant date for the Company and the selected peer companies, and calculated on a daily basis. The following are the key assumptions used in this valuation:

Risk Free Interest Rate:	0.72%
Expected Stock Price Volatility:	50.4%
Expected Service Period:	3 years
Expected Dividend Yield (assuming full reinvestment):	0%

During the period from the Separation Date through December 31, 2010, the Company recognized $0.3 million in stock-based compensation expense related to the above awards.

Employee Benefit Plan

The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant’s eligible compensation. During the period from the Separation Date through December 31, 2010, no matching contributions were made by the Company.

8.	INCOME TAXES

The Company expects to elect to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Taxable income generated during the period preceding this election is subject to federal and state income taxes. During the period from the Separation Date through December 31, 2010, the Company recognized $0.2 million of income tax expense as follows (in thousands):

Current	$—
Deferred	242

Total income tax expense	$242

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Income tax expense for the period from the Separation Date through December 31, 2010 is reconciled to the amount computed by applying the corporate tax rate as follows (in thousands):

Tax at statuatory rate on income before income taxes	$100
Other	142

Income tax expense	$242

The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elects to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the REIT Conversion Merger during the first ten years following the election to be taxed as a REIT. As of January 1, 2011, the built-in-gains tax associated with the Company’s properties totaled approximately $145.8 million assuming a 40% corporate tax rate. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date, if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.

The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at the Separation Date	$26,300
Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2010 tax positions	—

Balance at December 31, 2010	$26,300

The Company does not anticipate that the balance in unrecognized tax benefits will change materially in fiscal year 2011. During the period from the Separation Date through December 31, 2010, neither the Company nor its subsidiaries were assessed interest or penalties by any major tax jurisdictions. There would be no effect on the Company’s tax rate if the unrecognized tax benefits were to result in additional taxes owed due to the availability of NOL carryforwards. The NOL carryforwards are recorded as deferred tax assets and have expiration dates from 2019 through 2027. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005. For the years before 2007, these jurisdictions can, however, adjust NOL carryforwards from earlier years.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

9.	EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share for the period from the Separation Date through December 31, 2010 (dollars in thousands, except per share and share amounts):

Net income	$7

Basic weighted average common shares	25,110,936
Dilutive stock options and restricted stock units	76,052

Diluted weighted average common shares	25,186,988

Basic earnings per common share	$0.00

Diluted earnings per common share	$0.00

During the period from the Separation Date through December 31, 2010, approximately 0.4 million restricted stock units and options to purchase approximately 0.3 million shares were not included because they are anti-dilutive.

10.	SUMMARIZED CONDENSED CONSOLIDATING INFORMATION

In connection with the offering of the Senior Notes by the Issuers in October 2010, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, unconditionally guaranteed the Senior Notes. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent Company”), the Issuers, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Senior Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Issuers, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Issuers, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries, as well as the guarantor subsidiaries’ investments in the non-guarantor subsidiaries and non-guarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Assets
Real estate investments, net of accumulated depreciation	$230	$—	$289,748	$192,319	$—	$482,297
Cash and cash equivalents	70,841	—	—	3,392	—	74,233
Restricted cash	—	—	—	4,716	—	4,716
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	662	5,471	2,261	3,619	—	12,013
Intercompany	—	—	5,635	6,953	(12,588)	—
Investment in subsidiaries	124,061	347,030	22,903	—	(493,994)	—

Total assets	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$161,440	$—	$161,440
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	5,673	3,440	81	92	—	9,286
Tax liability	26,300	—	—	—	—	26,300
Intercompany	12,588	—	—	—	(12,588)	—

Total liabilities	44,561	228,440	81	161,532	(12,588)	422,026

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, Zero shares issued and outstanding as of December 31, 2010	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of December 31, 2010	251	—	—	—	—	251
Additional paid-in capital	177,275	122,281	316,786	48,670	(487,737)	177,275
Retained earnings	7	1,780	3,680	797	(6,257)	7

Total stockholders’ equity	177,533	124,061	320,466	49,467	(493,994)	177,533

Total liabilities and stockholders’ equity	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Period from November 15, 2010 through December 31, 2010

(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Revenues:
Rental income	$—	$—	$5,635	$3,146	$—	$8,781
Interest income	12	—	—	2	—	14

Total revenues	12	—	5,635	3,148	—	8,795

Expenses:
Depreciation and amortization	—	—	2,031	1,103	—	3,134
Interest	—	2,470	151	1,238	—	3,859
General and administrative	1,543	—	—	10	—	1,553
Income in subsidiary	(1,780)	(4,250)	(227)	—	6,257	—

Total expenses	(237)	(1,780)	1,955	2,351	6,257	8,546

Income before income taxes	249	1,780	3,680	797	(6,257)	249
Income tax expense	242	—	—	—	—	242

Net income	$7	$1,780	$3,680	$797	$(6,257)	$7

Net income per common share, basic						$0.00

Net income per common share, diluted						$0.00

Weighted-average number of common shares outstanding, basic						25,110,936

Weighted-average number of common shares outstanding, diluted						25,186,988

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period from November 15, 2010 through December 31, 2010

(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$5,844	$—	$—	$748	$—	$6,592

Cash flows from investing activities:
Cash received in the Separation	63,747	—	—	3,387	—	67,134
Additions to real estate	(16)	—	—	—	—	(16)

Net cash provided by investing activities	63,731	—	—	3,387	—	67,118

Cash flows from financing activities:
Proceeds from notes payable	—	—	—	10,000	—	10,000
Payment of Separation-related obligations	(8,928)	—	—	(153)	—	(9,081)
Intercompany financing	10,355	—	—	(10,355)	—	—
Principal payments on mortgage notes payable	—	—	—	(235)	—	(235)
Payments of deferred financing costs	(161)	—	—	—	—	(161)

Net cash provided by (used in) financing activities	1,266	—	—	(743)	—	523

Net increase in cash and cash equivalents	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$70,841	$—	$—	$3,392	$—	$74,233

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

11.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. As of December 31, 2010, all of the Company’s real estate properties were leased to New Sun, and all of the Company’s rental revenues were derived from these leases. New Sun is a publicly traded company and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of December 31, 2010, New Sun, through its subsidiaries, operated 200 inpatient centers spread across 25 states. New Sun’s net revenues and adjusted, normalized earnings before interest, depreciation, amortization and rent were $1.9 billion and $250.6 million, respectively, for the year ended December 31, 2010. As of December 31, 2010, New Sun’s outstanding debt, net of cash, totaled $74.8 million. Other than the Company’s tenant concentration, management believes the current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 86 properties is diversified by location across 19 states. The properties in any one state did not account for more than 19% of the Company’s rental revenue during the period from the Separation Date through December 31, 2010.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2010.

Indemnification Agreement

In connection with the Separation and REIT Conversion Merger, any liability arising from or relating to legal proceedings involving the Company’s real estate investments has been assumed by the Company and the Company will indemnify New Sun (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to the Distribution Agreement, New Sun has agreed to indemnify the Company (and our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Old Sun’s healthcare business prior to the Separation, and, pursuant to the lease agreements, the tenants agree to indemnify the Company for any liability arising from operation at the real property leased from Company.

Immediately prior to the Separation, Old Sun was a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its healthcare business, which are subject to the indemnities to be provided by New Sun to the Company. While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be

SABRA HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on New Sun’s business, financial position or results of operations, which, in turn, could have a material adverse effect on the Company business, financial position or results of operations if New Sun or its subsidiaries are unable to meet their indemnification obligations.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

SABRA HEALTH CARE REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2010

(dollars in thousands)

Description	Location	Ownership Percentage	Encum- brances		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired

					Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(6)	Total
Skilled Nursing Facilities
New Martinsville	New Martinsville, WV	100%		$(3)	$475	$10,543	$11,018	$—	$475	$10,543	$11,018	$(2,468)	1982	11/15/2010
Glenville	Glenville, WV	100%	—		484	2,839	3,323	—	484	2,839	3,323	(305)	1982	11/15/2010
Renaissance Terrace	Harriman, TN	100%	—		76	4,459	4,535	—	76	4,459	4,535	(1,252)	1985/1989, 2008	11/15/2010
Greenwood	Warwick, RI	100%	—		2,066	10,178	12,244	—	2,066	10,178	12,244	(1,801)	1964	11/15/2010
Pawtuxet Village	Warwick, RI	100%	—		1,275	6,602	7,877	—	1,275	6,602	7,877	(1,270)	1968	11/15/2010
Woodland View	Tulsa, OK	100%	4,527		1,012	5,632	6,644	—	1,012	5,632	6,644	(1,319)	1987	11/15/2010
Forest Hills (SNF)	Broken Arrow, OK	100%		(5)	1,653	11,259	12,912	—	1,653	11,259	12,912	(1,832)	1994	11/15/2010
Seminole Estates	Seminole, OK	100%	—		655	3,527	4,182	—	655	3,527	4,182	(402)	1987	11/15/2010
Bryan Care	Bryan, OH	100%	—		1,278	6,477	7,755	—	1,278	6,477	7,755	(1,016)	1976	11/15/2010
Sylvania	Sylvania, OH	100%	—		942	5,627	6,569	—	942	5,627	6,569	(1,066)	1967/1974, 1986, 1995, 2008, 2009	11/15/2010
Point Place	Toledo, OH	100%	—		1,089	5,364	6,453	—	1,089	5,364	6,453	(698)	1995	11/15/2010
Perrysburg	Perrysburg, OH	100%	—		987	5,358	6,345	—	987	5,358	6,345	(854)	1984	11/15/2010
Forest View	Dayton, OH	100%	—		819	4,214	5,033	—	819	4,214	5,033	(784)	1968	11/15/2010
New Lebanon	New Lebanon, OH	100%	—		784	4,243	5,027	—	784	4,243	5,027	(804)	1979	11/15/2010
New Lexington	New Lexington, OH	100%	—		63	3,487	3,550	—	63	3,487	3,550	(1,381)	1981	11/15/2010
Twin Rivers	Defiance, OH	100%	—		280	3,004	3,284	—	280	3,004	3,284	(517)	1980	11/15/2010
San Juan	Farmington, NM	100%		(2)	799	4,163	4,962	—	799	4,163	4,962	(605)	1963/1993	11/15/2010
McKinley Care	Gallup, NM	100%		(2)	409	1,865	2,274	—	409	1,865	2,274	(231)	1968	11/15/2010
Bedford Hills	Bedford, NH	100%	6,908		1,911	12,245	14,156	—	1,911	12,245	14,156	(1,715)	1992/2010	11/15/2010
Exeter on Hampton	Exeter, NH	100%		(4)	2,365	2,350	4,715	—	2,365	2,350	4,715	(814)	1976	11/15/2010
Phesant Wood	Petersborough, NH	100%	—		625	3,986	4,611	—	625	3,986	4,611	(817)	1975	11/15/2010
Westwood	Keene, NH	100%	—		699	3,823	4,522	—	699	3,823	4,522	(850)	1965/2010	11/15/2010
Colonial Hill	Rochester, NH	100%		(4)	412	3,960	4,372	—	412	3,960	4,372	(856)	1986	11/15/2010
Crestwood Care	Milford, NH	100%	—		557	3,441	3,998	—	557	3,441	3,998	(757)	1972	11/15/2010
Applewood	Winchester, NH	100%	—		348	3,075	3,423	—	348	3,075	3,423	(628)	1987	11/15/2010
The Elms Care	Milford, NH	100%	—		312	1,679	1,991	—	312	1,679	1,991	(428)	1890/1890	11/15/2010
Woodland Hill	Asheboro, NC	100%	—		1,706	8,053	9,759	—	1,706	8,053	9,759	(898)	1987	11/15/2010
Missouri River	Great Falls, MT	100%		(2)	2,023	16,967	18,990	—	2,023	16,967	18,990	(2,830)	1960/1990, 2010	11/15/2010
Butte Care	Butte, MT	100%		(2)	1,092	12,654	13,746	—	1,092	12,654	13,746	(1,902)	1974	11/15/2010
Whitefish Care	Whitefish, MT	100%		(2)	651	6,339	6,990	—	651	6,339	6,990	(1,015)	1973	11/15/2010
Deer Lodge	Deer Lodge, MT	100%		(2)	190	3,032	3,222	—	190	3,032	3,222	(598)	1973	11/15/2010
Twin Oaks	Danvers, MA	100%	—		885	5,100	5,985	—	885	5,100	5,985	(996)	1969	11/15/2010
Maplewood	Amesbury, MA	100%	—		771	4,550	5,321	—	771	4,550	5,321	(952)	1968/1969	11/15/2010
Saugus	Saugus, MA	100%	—		285	1,643	1,928	—	285	1,643	1,928	(543)	1967	11/15/2010
Kensington Manor	Elizabethtown, KY	100%	—		1,864	7,523	9,387	—	1,864	7,523	9,387	(1,119)	2001/2010	11/15/2010

SABRA HEALTH CARE REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2010

(dollars in thousands)

Description	Location	Ownership Percentage	Encum- brances		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired

					Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(6)	Total
Regency Care	Louisville, KY	100%	—		1,169	5,989	7,158	—	1,169	5,989	7,158	(992)	1960	11/15/2010
Paducah Care	Paducah, KY	100%	—		1,636	4,133	5,769	—	1,636	4,133	5,769	(775)	1974/1974, 2008	11/15/2010
Countryside Care	Bardwell, KY	100%	—		239	4,790	5,029	—	239	4,790	5,029	(633)	1993/2010	11/15/2010
Bradford Square	South Frankfort, KY	100%	—		774	3,848	4,622	—	774	3,848	4,622	(665)	1960/1990	11/15/2010
Hillside Villa	Madisonville, KY	100%	—		277	4,272	4,549	—	277	4,272	4,549	(672)	1962/1978, 1997	11/15/2010
Klondike Care	Louisville, KY	100%	—		764	3,576	4,340	—	764	3,576	4,340	(647)	1974/1980, 1994, 1995, 2008	11/15/2010
Colonial Manor	Bowling Green, KY	100%	—		792	3,050	3,842	—	792	3,050	3,842	(489)	1963	11/15/2010
Hopkins Care	Woodburn, KY	100%	—		592	2,277	2,869	—	592	2,277	2,869	(405)	1960	11/15/2010
Bridge Point	Florence, KY	100%	—		—	2,278	2,278	—	—	2,278	2,278	(492)	1969/2008, 2009, 2010	11/15/2010
Magnolia Village	Bowling Green, KY	100%	—		14	629	643	—	14	629	643	(256)	1991	11/15/2010
Decatur Township	Indianapolis, IN	100%	—		673	3,730	4,403	—	673	3,730	4,403	(572)	1985	11/15/2010
Gooding/Bennett Hills	Gooding, ID	100%	—		—	1,731	1,731	—	—	1,731	1,731	(342)	1968/2009	11/15/2010
Fountain City	Columbus, GA	100%		(3)	253	2,797	3,050	—	253	2,797	3,050	(779)	1970	11/15/2010
Etowah Landing	Rome, GA	100%	—		43	842	885	—	43	842	885	(169)	1973/1977, 1987	11/15/2010
Oakhurst	Ocala, FL	100%	—		1,474	8,212	9,686	—	1,474	8,212	9,686	(1,306)	1984/2010	11/15/2010
Orchard Ridge	New Port Richey, FL	100%	—		536	5,685	6,221	—	536	5,685	6,221	(934)	1983/1995	11/15/2010
Bay Tree	Palm Harbor, FL	100%	—		786	4,870	5,656	—	786	4,870	5,656	(899)	1981	11/15/2010
West Bay	Oldsmar, FL	100%	—		775	4,660	5,435	—	775	4,660	5,435	(888)	1982/2010	11/15/2010
Sunset Point	Clearwater, FL	100%	—		706	4,370	5,076	—	706	4,370	5,076	(815)	1983	11/15/2010
Arden House	Hamden, CT	100%	20,607		2,250	23,816	26,066	—	2,250	23,816	26,066	(3,396)	1973/2008, 2010	11/15/2010
Pope John Paul	Danbury, CT	100%	—		—	13,702	13,702	—	—	13,702	13,702	(2,057)	1983/2009	11/15/2010
St. Camilus	Stamford, CT	100%	—		—	12,528	12,528	—	—	12,528	12,528	(2,007)	1987/2008	11/15/2010
Madison House	Madison, CT	100%	—		4,337	8,164	12,501	—	4,337	8,164	12,501	(979)	1994/2009, 2010	11/15/2010
Willows (CT)	Woodbridge, CT	100%	—		1,838	9,961	11,799	—	1,838	9,961	11,799	(1,634)	1989/2011	11/15/2010
The Reservoir	West Hartford, CT	100%	8,059		1,204	9,457	10,661	—	1,204	9,457	10,661	(1,217)	1995/2009, 2011	11/15/2010
Glen Hill	Danbury, CT	100%	—		918	7,017	7,935	—	918	7,017	7,935	(1,182)	1963/2009	11/15/2010
Governor’s House	Simsbury, CT	100%	—		—	5,750	5,750	—	—	5,750	5,750	(1,294)	1895/2008, 2010	11/15/2010

SABRA HEALTH CARE REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2010

(dollars in thousands)

Description	Location	Ownership Percentage	Encum- brances		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired

					Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(6)	Total
Elms Haven	Thornton, CO	100%		(3)	3,716	18,473	22,189	—	3,716	18,473	22,189	(2,785)	1987/1989, 1997, 2007, 2008	11/15/2010
Sable	Aurora, CO	100%		(3)	1,272	5,591	6,863	—	1,272	5,591	6,863	(982)	1973	11/15/2010
Carmichael	Carmichael, CA	100%	—		—	1,741	1,741	—	—	1,741	1,741	(432)	1960/1976, 2010	11/15/2010
Willows (CA)	Willows, CA	100%	—		137	1,426	1,563	—	137	1,426	1,563	(294)	1969/2010	11/15/2010
Washsington Care	San Leandro, CA	100%		(2)	—	1,331	1,331	—	—	1,331	1,331	(145)	1969/2010	11/15/2010

			40,101		59,017	389,957	448,974	—	59,017	389,957	448,974	(67,457)
Multi-license Designation
Forest Hills (ALF)	Broken Arrow, OK	100%		(5)	1,803	3,927	5,730	—	1,803	3,927	5,730	(782)	2000	11/15/2010
Langdon Place of Dover	Dover, NH	100%	5,107		801	10,036	10,837	—	801	10,036	10,837	(1,878)	1987	11/15/2010
Clipper Harbor	Portsmouth, NH	100%		(4)	846	7,632	8,478	—	846	7,632	8,478	(1,699)	1986	11/15/2010
Mineral Springs	North Conway, NH	100%		(4)	417	5,352	5,769	—	417	5,352	5,769	(1,109)	1988	11/15/2010
Wolfeboro	Wolfeboro, NH	100%		(4)	454	4,531	4,985	—	454	4,531	4,985	(836)	1984/1986, 1987, 2009	11/15/2010
Langdon Place of Keene	Keene, NH	100%	5,407		304	3,992	4,296	—	304	3,992	4,296	(1,026)	1995	11/15/2010
Edmondson Care	Brownsville, KY	100%	—		446	5,087	5,533	—	446	5,087	5,533	(828)	1994/2009	11/15/2010
Heartland Villa	Lewisport, KY	100%	—		532	4,025	4,557	—	532	4,025	4,557	(620)	1994/2009	11/15/2010
Meridian Care	Meridian, ID	100%	—		840	8,342	9,182	—	840	8,342	9,182	(1,996)	1997	11/15/2010
St. Joseph’s	Trumbull, CT	100%	—		—	21,878	21,878	—	—	21,878	21,878	(3,823)	1959	11/15/2010

			10,514		6,443	74,802	81,245	—	6,443	74,802	81,245	(14,597)
Assisted Living Facilities
Monroe House	Moses Lake, WA	100%	—		—	182	182	—	—	182	182	(84)	1997	11/15/2010
Langdon Place of Exeter	Exeter, NH	100%	4,108		571	7,183	7,754	—	571	7,183	7,754	(1,517)	1987	11/15/2010
Langdon Place of Nashua	Nashua, NH	100%		(4)	—	5,654	5,654	—	—	5,654	5,654	(1,009)	1989	11/15/2010
Heritage Place	Owensboro, KY	100%	—		668	5,492	6,160	—	668	5,492	6,160	(745)	2001	11/15/2010
The Legacy	Paducah, KY	100%	—		325	4,019	4,344	—	325	4,019	4,344	(698)	1999	11/15/2010

			4,108		1,564	22,530	24,094	—	1,564	22,530	24,094	(4,053)
Mental Health
Lake Drive	Henryetta, OK	100%	—		160	549	709	—	160	549	709	(263)	1968	11/15/2010
Boise	Boise, ID	100%	—		—	289	289	—	—	289	289	(107)	1991	11/15/2010

			—		160	838	998	—	160	838	998	(370)
Independent Living Facility
Glen Crest	Danbury, CT	100%	—		1,356	6,666	8,022	—	1,356	6,666	8,022	(875)	1986	11/15/2010

SABRA HEALTH CARE REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2010

(dollars in thousands)

Description	Location	Ownership Percentage	Encum- brances	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired

				Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(6)	Total
Continuing Care Retirement Community
Village at Northrise	Las Cruces, NM	100%	—	1,432	6,003	7,435	—	1,432	6,003	7,435	(1,349)	1998/1999, 2010	11/15/2010

			54,723	69,972	500,796	570,768	—	69,972	500,796	570,768	(88,701)
Multi-property Indebtedness			106,202	—	—	—	—	—	—	—	—

			160,925	69,972	500,796	570,768	—	69,972	500,796	570,768	(88,701)
Corporate Assets			—	—	136	136	94	—	230	230	—

			$160,925	$69,972	$500,932	$570,904	$94	$69,972	$501,026	$570,998	$(88,701)

(1)	Building and building improvements include land improvements and furniture and equipment.
(2)	Property serves as collateral for a mortgage loan totaling $39.9 million as of December 31, 2010.
(3)	Property serves as collateral for a mortgage loan totaling $20.4 million as of December 31, 2010.
(4)	Property serves as collateral for a mortgage loan totaling $32.1 million as of December 31, 2010.
(5)	Property serves as collateral for a mortgage loan totaling $13.8 million as of December 31, 2010.
(6)	The aggregate cost of real estate for federal income tax purposes was $555.7 million.

SABRA HEALTH CARE REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2010

(in thousands)

Real estate:
Balance at the beginning of the period	$570,904
Acquisitions	—
Improvements	94

Balance at the end of the year	$570,998

Accumulated depreciation:
Balance at the beginning of the period	$(85,567)
Depreciation expense	(3,134)

Balance at the end of the year	$(88,701)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 3, 2011.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS Richard K. Matros	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2011

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 3, 2011

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	March 3, 2011

/S/ ROBERT A. ETTL Robert A. Ettl	Director	March 3, 2011

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	March 3, 2011

/S/ MILTON J. WALTERS Milton J. Walters	Director	March 3, 2011