Form 10-Q
period 2011-03-31
Sabra Health Care REIT, Inc.
filed 2011-05-05
CIK 1492298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34950

SABRA HEALTH CARE REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-2560479
(State of Incorporation)	(I.R.S. Employer Identification No.)

18500 Von Karman Avenue, Suite 550

Irvine, CA 92612

(888) 393-8248

(Address, zip code and telephone number of Registrant)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2011, there were 25,092,591 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those referred to in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010 (our “2010 Annual Report on Form 10-K”), and any of those made in our other reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. We caution you that any forward-looking statements we make in this 10-Q are not guarantees of future performance and you should not place undue reliance on these forward-looking statements, which are based on currently available information and speak only as of the date of this document. There may be additional risks of which we are presently unaware or that we currently deem immaterial. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

NEW SUN INFORMATION

This 10-Q includes information regarding Sun Healthcare Group, Inc. (formerly known as SHG Services, Inc.; “New Sun”), a Delaware corporation. Following completion of the Separation and REIT Conversion Merger described in this 10-Q, New Sun was renamed Sun Healthcare Group, Inc. and, through its subsidiaries, continues the business and operations of its former parent, Sun Healthcare Group, Inc. (“Old Sun”) and its subsidiaries. The liabilities of New Sun and its subsidiaries consist of indebtedness of New Sun incurred at or prior to the time of the Separation and substantially all of the liabilities of Old Sun and its subsidiaries immediately prior to the Separation, excluding indebtedness of Old Sun repaid at the time of the Separation and mortgage indebtedness to third parties assumed by subsidiaries of Sabra. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun at the time of the Separation. New Sun is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to New Sun provided in this 10-Q has been provided by New Sun or derived from its public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. New Sun’s filings with the SEC can be found at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRA HEALTH CARE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $94,785 and $88,701, respectively	$476,222	$482,297
Cash and cash equivalents	80,210	74,233
Restricted cash	5,528	4,716
Deferred tax assets	26,300	26,300
Prepaid expenses, deferred financing costs and other assets	16,809	12,013

Total assets	$605,069	$599,559

Liabilities and stockholders’ equity
Mortgage notes payable	$160,676	$161,440
Senior unsecured notes payable	225,000	225,000
Accounts payable and accrued liabilities	13,170	9,286
Tax liability	26,300	26,300

Total liabilities	425,146	422,026

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,084,734 and 25,061,072 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	251	251
Additional paid-in capital	178,417	177,275
Retained earnings	1,255	7

Total stockholders’ equity	179,923	177,533

Total liabilities and stockholders’ equity	$605,069	$599,559

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

Three Months Ended March 31, 2011
Revenues:
Rental income	$17,561
Interest income	40

Total revenues	17,601

Expenses:
Depreciation and amortization	6,086
Interest	7,597
General and administrative	2,670

Total expenses	16,353

Net income	$1,248

Net income per common share, basic	$0.05

Net income per common share, diluted	$0.05

Weighted-average number of common shares outstanding, basic	25,136,140

Weighted-average number of common shares outstanding, diluted	25,211,585

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total Stockholders’
	Shares	Amounts	Paid-in Capital	Retained Earnings	Equity
Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	1,248	1,248
Amortization of stock based compensation	—	—	1,142	—	1,142
Stock issuance	23,662	—	—	—	—

Balance, March 31, 2011	25,084,734	$251	$178,417	$1,255	$179,923

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,086
Amortization of deferred financing costs	495
Stock-based compensation expense	1,142
Amortization of premium on notes payable	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	391
Accounts payable and accrued liabilities	4,106
Restricted cash	(1,006)

Net cash provided by operating activities	12,458

Cash flows from investing activities:
Acquisition of note receivable	(5,329)
Additions to real estate	(86)

Net cash used in investing activities	(5,415)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(760)
Payments of deferred financing costs	(306)

Net cash used in financing activities	(1,066)

Net increase in cash and cash equivalents	5,977
Cash and cash equivalents, beginning of period	74,233

Cash and cash equivalents, end of period	$80,210

Supplemental disclosure of cash flow information:
Interest paid	$2,447

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS

Overview

Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations upon completion of the Separation and REIT Conversion Merger (discussed below) on November 15, 2010 (the “Separation Date”). Sabra is organized to qualify as a real estate investment trust (“REIT”) and intends to elect to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of March 31, 2011, Sabra’s investment portfolio included 86 properties (consisting of (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community). In addition, as of March 31, 2011, the Company owned a mortgage note secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan, which was acquired on March 25, 2011 for $5.3 million.

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

Following the Separation, New Sun, through its subsidiaries, continued the business and operations of Old Sun and its subsidiaries. Sabra did not operate prior to the Separation. Immediately following the Separation, subsidiaries of Sabra owned substantially all of Old Sun’s owned real property. The owned real property held by subsidiaries of Sabra following the Separation includes fixtures and certain personal property associated with the real property. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun at the time of the Separation. At the time of the Separation, the balance sheet of Sabra included the owned real property and mortgage indebtedness to third parties on the real property as well as indebtedness incurred by Sabra prior to completion of the Separation. The statements of income and cash flows of Sabra consist solely of its operations after the Separation. The Separation was accounted for as a reverse spinoff. Accordingly, Sabra’s assets and liabilities are recorded at the historical carrying values of Old Sun.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such period. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

3.	REAL ESTATE INVESTMENTS

The Company’s investments in real estate consisted of the following (dollars in thousands):

As of March 31, 2011

Property Type	Number of Properties	Number of Beds	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	67	7,501	$448,974	$(72,362)	$376,612
Multi-License Designation	10	1,389	81,245	(15,338)	65,907
Assisted Living	5	367	24,094	(4,295)	19,799
Mental Health	2	82	998	(392)	606
Independent Living	1	49	8,022	(936)	7,086
Continuing Care Retirement Community	1	215	7,435	(1,447)	5,988

	86	9,603	570,768	(94,770)	475,998

Corporate Level			239	(15)	224

			$571,007	$(94,785)	$476,222

As of December 31, 2010

Property Type	Number of Properties	Number of Beds	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	67	7,501	$448,974	$(67,457)	$381,517
Multi-License Designation	10	1,389	81,245	(14,597)	66,648
Assisted Living	5	367	24,094	(4,053)	20,041
Mental Health	2	82	998	(370)	628
Independent Living	1	49	8,022	(875)	7,147
Continuing Care Retirement Community	1	215	7,435	(1,349)	6,086

	86	9,603	570,768	(88,701)	482,067

Corporate Level			230	—	230

			$570,998	$(88,701)	$482,297

	March 31, 2011	December 31, 2010
Building and improvements	$460,097	$460,097
Furniture and equipment	36,234	36,225
Land improvements	4,703	4,703
Land	69,973	69,973

	571,007	570,998
Accumulated depreciation	(94,785)	(88,701)

	$476,222	$482,297

Operating Leases

All of the Company’s real estate properties are leased to subsidiaries of New Sun under triple-net operating leases with expirations ranging from 10 to 15 years. As of March 31, 2011, the leases have a weighted-average remaining term of 11 years. The leases include provisions to extend the leases for up to two five-year periods, rights of first opportunity to purchase, and other terms and conditions as negotiated. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. As of March 31, 2011, all of these operating leases were guaranteed by New Sun and as a result the Company required no security deposits from New Sun’s subsidiaries. For further discussion of the Company’s tenant and revenue concentration, see “Note 8. Commitments and Contingencies— Concentration of Credit Risk.”

As of March 31, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2011 through December 31, 2011	$52,684
2012	70,245
2013	70,245
2014	70,245
2015	70,245
Thereafter	432,949

$766,613

4.	DEBT

Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of March 31, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at March 31, 2010	Maturity Date
Fixed Rate	$100,144	$100,610	6.30%	August 2015 - June 2047
Variable Rate (1)	60,020	60,315	5.50%	August 2015

	$160,164	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).
(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of March 31, 2011 and December 31, 2010.

8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $225.0 million aggregate principal amount of senior, unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by New Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

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

The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2011, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. This credit facility provides for up to a $100.0 million secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Borrowing availability under the secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Company’s secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing the secured revolving credit facility. Approximately $87.6 million was available for borrowing under the Company’s secured revolving credit facility as of March 31, 2011. Borrowing availability under the Company’s secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of March 31, 2011, there were no amounts outstanding on the Company’s secured revolving credit facility.

Borrowings under the Company’s secured revolving credit facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers’ option, either (a) the greater of 1.75% or LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus one-half of 1.0%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings under the secured revolving credit facility is 3.00% per annum for borrowings at the Base Rate and 4.00% per annum for borrowings at the LIBOR. In addition, the Borrowers are required to pay a facility fee of 0.50% per annum to the lenders in respect of unused borrowings under the secured revolving credit facility.

The secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2011, the Company was in compliance with all applicable financial covenants under the secured revolving credit facility.

During the three months ended March 31, 2011, the Company incurred $7.6 million of interest expense. Included in interest expense for the three months ended March 31, 2011 was $0.5 million of deferred financing costs amortization. As of March 31, 2011 and December 31, 2010, the Company had $8.9 million and $4.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2011 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes	Secured Revolving Credit Facility	Total
April 1, 2011 through December 31, 2011	$2,290	$—	$—	$2,290
2012	3,236	—	—	3,236
2013	3,460	—	—	3,460
2014	3,683	—	—	3,683
2015	85,926	—	—	85,926
Thereafter	61,569	225,000	—	286,569

	$160,164	$225,000	$—	$385,164

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of March 31, 2011.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.

Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:

Mortgage note: This instrument is presented in the accompanying consolidated balance sheets at its amortized cost and not at fair value. The fair values of the mortgage note was estimated using an internal valuation model that considered the expected cash flows for the note, the underlying collateral value and other credit enhancements.

Senior unsecured notes: The fair values of the senior unsecured notes were determined using third-party market quotes derived from orderly trades.

Mortgage indebtedness: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 whose carrying amounts do not approximate their fair value:

	March 31, 2010			December 31, 2010
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Mortgage note	$9,308	$5,329	$7,400	$—	$—	$—
Financial liabilities:
Senior unsecured notes	225,000	225,000	236,813	225,000	225,000	232,313
Mortgage indebtedness	160,164	160,676	174,235	160,925	161,440	175,772

(1)	Face value represents amount contractually due under the terms of the respective agreements.
(2)	Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at the applicable dates and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

6.	EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2011 (dollars in thousands, except per share and share amounts):

Numerator
Net income	$1,248

Denominator
Basic weighted average common shares	25,136,140
Dilutive stock options and restricted stock units	75,445

Diluted weighted average common shares	25,211,585

Basic earnings per common share	$0.05

Diluted earnings per common share	$0.05

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. During the three months ended March 31, 2011, approximately 0.5 million restricted stock units and options to purchase approximately 0.4 million shares were not included because they were anti-dilutive.

7.	SUMMARIZED CONDENSED CONSOLIDATING INFORMATION

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

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$222	$—	$285,810	$190,190	$—	$476,222
Cash and cash equivalents	76,794	—	—	3,416	—	80,210
Restricted cash	—	—	—	5,528	—	5,528
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	589	5,649	7,415	3,156	—	16,809
Intercompany	—	—	13,623	14,925	(28,548)	—
Investment in subsidiaries	134,691	362,409	23,211	—	(520,311)	—

Total assets	$238,596	$368,058	$330,059	$217,215	$(548,859)	$605,069

Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$160,676	$—	$160,676
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	4,220	7,972	125	853	—	13,170
Tax liability	26,300	—	—	—	—	26,300
Intercompany	28,153	395	—	—	(28,548)	—

Total liabilities	58,673	233,367	125	161,529	(28,548)	425,146

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,084,734 shares issued and outstanding as of March 31, 2011	251	—	—	—	—	251
Additional paid-in capital	178,417	129,044	319,140	53,294	(501,478)	178,417
Retained earnings	1,255	5,647	10,794	2,392	(18,833)	1,255

Total stockholders’ equity	179,923	134,691	329,934	55,686	(520,311)	179,923

Total liabilities and stockholders’ equity	$238,596	$368,058	$330,059	$217,215	$(548,859)	$605,069

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$230	$—	$289,748	$192,319	$—	$482,297
Cash and cash equivalents	70,841	—	—	3,392	—	74,233
Restricted cash	—	—	—	4,716	—	4,716
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	662	5,471	2,261	3,619	—	12,013
Intercompany	—	—	5,635	6,953	(12,588)	—
Investment in subsidiaries	124,061	347,030	22,903	—	(493,994)	—

Total assets	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$161,440	$—	$161,440
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	5,673	3,440	81	92	—	9,286
Tax liability	26,300	—	—	—	—	26,300
Intercompany	12,588	—	—	—	(12,588)	—

Total liabilities	44,561	228,440	81	161,532	(12,588)	422,026

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2010	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of December 31, 2010	251	—	—	—	—	251
Additional paid-in capital	177,275	122,281	316,786	48,670	(487,737)	177,275
Retained earnings	7	1,780	3,680	797	(6,257)	7

Total stockholders’ equity	177,533	124,061	320,466	49,467	(493,994)	177,533

Total liabilities and stockholders’ equity	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2011

(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$11,270	$6,291	$—	$17,561
Interest income	28	—	12	—	—	40

Total revenues	28	—	11,282	6,291	—	17,601

Expenses:
Depreciation and amortization	15	—	3,939	2,132	—	6,086
Interest	—	4,749	322	2,526	—	7,597
General and administrative	2,631	—	2	37	—	2,670
Income in subsidiary	(3,866)	(8,615)	(94)	—	12,575	—

Total expenses	(1,220)	(3,866)	4,169	4,695	12,575	16,353

Net income	$1,248	$3,866	$7,113	$1,596	$(12,575)	$1,248

Net income per common share, basic						$0.05

Net income per common share, diluted						$0.05

Weighted-average number of common shares outstanding, basic						25,136,140

Weighted-average number of common shares outstanding, diluted						25,211,585

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash (used in) provided by operating activities	$8,038	$—	$—	$4,420	$—	$12,458

Cash flows from investing activities:
Acquisition of note receivable	(5,329)	—	—	—	—	(5,329)
Additions to real estate	(86)	—	—	—	—	(86)

Net cash used in investing activities	(5,415)	—	—	—	—	(5,415)

Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(760)	—	(760)
Payments of deferred financing costs	(306)	—	—	—	—	(306)
Intercompany financing	3,636	—	—	(3,636)	—	—

Net cash provided by (used in) financing activities	3,330	—	—	(4,396)	—	(1,066)

Net increase in cash and cash equivalents	5,953	—	—	24	—	5,977
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233

Cash and cash equivalents, end of period	$76,794	$—	$—	$3,416	$—	$80,210

8.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. As of March 31, 2011, all of the Company’s real estate properties were leased to subsidiaries of New Sun, and all of the Company’s rental revenues were derived from these leases. New Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of March 31, 2011, New Sun, through its subsidiaries, operated 199 inpatient centers spread across 25 states. New Sun’s net revenues and adjusted earnings before interest, depreciation, amortization, restructuring charges and rent were $483.9 million and $63.9 million, respectively, for the three months ended March 31, 2011. As of March 31, 2011, New Sun’s outstanding debt, net of cash, totaled $67.8 million. Other than the Company’s tenant concentration, management believes the current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 86 properties is diversified by location across 19 states. The properties in any one state did not account for more than 19% of the Company’s rental revenue during the three months ended March 31, 2011.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2011.

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

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations, financial condition or cash flows.

9.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Dividend Declaration

On May 3, 2011, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on June 2, 2011 to stockholders of record as of May 16, 2011.

Acquisition of Texas Regional Medical Center at Sunnyvale

On May 3, 2011, the Company closed the purchase of the Texas Regional Medical Center at Sunnyvale, a 70-bed acute care hospital located outside of Dallas, Texas. The facility opened to the public in September 2009 and is leased pursuant to a triple-net lease to Texas Regional Medical Center Ltd., a partnership that includes approximately 75 physicians who practice at the hospital. In connection with the acquisition, the Company assumed the landlord position in the existing, triple-net lease that expires in September 2034. The lease provides for a 6% rent escalator every 5 years beginning in September 2014, resulting in GAAP annual lease revenues of $6.6 million, and two five-year renewal options with annual rent of 106% of the previous year’s rent. The purchase price of $62.7 million was funded from the Company’s available cash.

Agreement to Purchase Oakbrook Healthcare Center

On May 4, 2011, the Company entered into an agreement to purchase Oakbrook Healthcare Center, a 120-bed skilled nursing facility near Tyler, Texas, for $11.3 million. In connection with the acquisition, the Company expects to enter into a new 15-year triple-net lease agreement with the current operator. The lease is expected to provide annual rent escalations of 2.5% and three 10-year renewal options resulting in GAAP annual lease revenues of $1.3 million. The Company expects to fund this acquisition with available cash and borrowings under its secured revolving credit facility and close this transaction in the second quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We commenced operations upon completion of the Separation and REIT Conversion Merger described below on November 15, 2010 (the “Separation Date”). Accordingly, the discussion and analysis of our results of operations covers only the three months ended March 31, 2011. We have presented below an unaudited pro forma consolidated income statement for the three months ended March 31, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2010. Until we have actual comparative data, we will continue to present, for comparison purposes, in our Quarterly Reports on Form 10-Q, unaudited pro forma financial data concerning our results of operations as if the Separation and REIT Conversion Merger had occurred prior to the period presented.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2010 Annual Report on 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.

The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Critical Accounting Policies

•	Unaudited Pro Forma Financial Data

•	Results of Operations

•	Liquidity and Capital Resources

•	Obligations and Commitments

•	Off-Balance Sheet Arrangements

Overview

We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”), a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan by Old Sun, Old Sun restructured its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and SHG Services Inc. (which has been renamed “Sun Healthcare Group, Inc.” or “New Sun”). In order to effect the restructuring, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of New Sun (this distribution is referred to as the “Separation”), together with an additional cash distribution. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger and Old Sun stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun common stock (this merger is referred to as the “REIT Conversion Merger”). The Separation and REIT Conversion Merger were completed on November 15, 2010, which we refer to as the Separation Date.

Following the restructuring of Old Sun’s business and the completion of the Separation and REIT Conversion Merger, we became a self-administered, self-managed real estate investment trust (“REIT”) that, directly or indirectly, owns and invests in real estate serving the healthcare industry.

Our portfolio currently includes 86 real estate properties (consisting of (i) 67 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, and (vi) one continuing care retirement community) and a mortgage note secured by a combined assisted living, independent living and memory care facility with 82 available beds located in Ann Arbor, Michigan. As of March 31, 2011, our real estate properties had a total of 9,603 licensed beds, or units, spread across 19 states. As of March 31, 2011, all of our real estate properties are leased to subsidiaries of New Sun under triple-net operating leases with expirations ranging from 10 to 15 years.

We expect initially to grow our portfolio primarily through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. For example, we expect to pursue the acquisition of medical office buildings and life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). We plan to be opportunistic in our healthcare real estate investment strategy by investing in assets that provide the best opportunity for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity thereby creating long-term stockholder value.

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

Recent Transactions

Acquisition of Texas Regional Medical Center at Sunnyvale

On May 3, 2011, we closed the purchase of the Texas Regional Medical Center at Sunnyvale, a 70-bed acute care hospital located outside of Dallas, Texas. The facility opened to the public in September 2009 and is leased pursuant to a triple-net lease to Texas Regional Medical Center Ltd., a partnership that includes approximately 75 physicians who practice at the hospital. In connection with the acquisition, we assumed the landlord position in the existing triple-net lease that expires in September 2034. The lease provides for a 6% rent escalator every 5 years beginning in September 2014, resulting in GAAP annual lease revenues of $6.6 million, and two five-year renewal options with annual rent of 106% of the previous year’s rent. The purchase price of $62.7 million was funded from our available cash and will provide an initial yield of 9.25% from cash rent.

Acquisition of Hillside Terrace Mortgage Note

On March 25, 2011, we purchased, at a discount, a defaulted mortgage note (“Hillside Terrace Mortgage Note”) secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan, for $5.3 million. Cash flows from the underlying collateral are currently adequate to cover the operating costs of the facility and to make the monthly debt service payment of $54,250. We have agreed in principle with the borrower to accept a deed-in-lieu of foreclosure and are in the process of documenting the transfer of the facility’s real estate and securing a new tenant for the operations.

Agreement to Purchase Oakbrook Healthcare Center

On May 4, 2011, we entered into an agreement to purchase Oakbrook Healthcare Center, a 120-bed skilled nursing facility near Tyler, Texas, for $11.3 million. In connection with the acquisition, we expect to enter into a new 15-year triple-net lease agreement with the current operator, which is expected to provide an initial yield on cash rent of 9.50%. The lease is expected to provide annual rent escalations of 2.5% and three 10-year renewal options resulting in GAAP annual lease revenues of $1.3 million. We expect to fund this acquisition with available cash and borrowings under our secured revolving credit facility and to close this transaction in the second quarter of 2011.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2010 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during 2011.

Unaudited Pro Forma Financial Data

The following reflects the unaudited pro forma consolidated income statement of Sabra for the three months ended March 31, 2010 as if the Separation and REIT Conversion Merger and the offering of the $225.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “Senior Notes”) had occurred on January 1, 2010. The pro forma adjustments represent revenues and expense to reflect three months of pro forma consolidated performance and are necessary in order to develop the pro forma financial information consistent with the requirements of the SEC. The actual results reported in periods following the Separation may differ significantly from those reflected in this pro forma consolidated income statement for a number of reasons, including differences between the assumptions used to prepare these pro forma amounts and actual amounts. In addition, no adjustments have been made to the unaudited pro forma consolidated income statement for non-recurring items related to the Separation. As a result, the pro forma financial information does not purport to be indicative of what the results of operations would have been had the Separation been completed on January 1, 2010. The unaudited pro forma consolidated income statement does not purport to project the future results of operations after giving effect to the Separation.

SABRA HEALTH CARE REIT, INC.

UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2010

(in thousands, except per share data)

	Actual for the Three Months Ended March 31, 2010	Pro Forma Adjustments	Pro Forma for the Three Months Ended March 31, 2010
Revenues:
Rental income	$—	$17,561	$17,561
Interest income	—	30	30

Total revenues	—	17,591	17,591

Expenses:
Depreciation and amortization	—	6,054	6,054
Interest	—	7,603	7,603
General and administrative	—	2,213	2,213

Total expenses	—	15,870	15,870

Net income	$—	$1,721	$1,721

Net income per common share, basic	$—		$0.07

Net income per common share, diluted	$—		$0.07

Weighted-average number of common shares outstanding, basic	25,136		25,136

Weighted-average number of common shares outstanding, diluted	25,212		25,212

Results of Operations

Sabra began operating as a separate company following the Separation and REIT Conversion Merger, which was completed on November 15, 2010, which we refer to as the Separation Date. The following is a discussion of our results of operations for the three months ended March 31, 2011 compared to our pro forma results for the three months ended March 31, 2010.

	Three Months Ended March 31, 2011	Pro Forma for the Three Months Ended March 31, 2010	Variance	Percentage Difference
Rental income	$17,561	$17,561	$—	0%
Interest income	40	30	10	33%
Depreciation and amortization	6,086	6,054	32	1%
Interest	7,597	7,603	(6)	0%
General and administrative	2,670	2,213	457	21%

Revenues

We generate revenues from the lease of our properties to subsidiaries of New Sun. During the three months ended March 31, 2011, we recognized $17.6 million of rental revenues, which is the same as our revenue on a pro forma basis for the three months ended March 31, 2010. Amounts due under the terms of the lease agreements with subsidiaries of New Sun are fixed (except for an annual rent escalator described below), and there is no contingent rental income that may be derived from our properties. The annual rent escalator is the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero). We expect rental revenues to increase by approximately $6.6 million annually as a result of our recent acquisition of Texas Regional Medical Center at Sunnyvale.

General and Administrative Expenses

General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended March 31, 2011, general and administrative expenses were $2.7 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $1.8 million, including stock-based compensation expense for our employees and board members totaling $1.1 million and employee salaries and benefits of $0.5 million. On a pro forma basis for the three months ended March 31, 2010, general and administrative expenses were $2.2 million which excludes actual one-time start-up costs totaling $0.3 million and acquisition pursuit costs of $0.1 million. We do not expect to incur material start-up costs in future periods. Acquisition pursuit costs will fluctuate from period to period depending on acquisition activity. Our recurring total general and administrative expenses, which exclude any acquisition pursuit costs, are expected to approximate between $8.9 million and $9.1 million in fiscal year 2011.

Depreciation and Amortization

We incur depreciation and amortization expenses for the property and equipment we obtained in the Separation, which was $6.1 million for the three months ended March 31, 2011. On a pro forma basis for the three months ended March 31, 2010, depreciation and amortization expense was $6.1 million. We expect depreciation and amortization expense to increase annually between $1.1 million and $1.9 million as a result of our recent acquisition of Texas Regional Medical Center at Sunnyvale.

Interest

We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2011, we incurred $7.6 million of interest expense. On a pro forma basis for the three months ended March 31, 2010, interest expense was $7.6 million. See “—Liquidity and Capital Resources” below for more information.

Funds from Operations and Adjusted Funds from Operations

We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and FFO per diluted share are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding non-cash revenues (including straight-line rents and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues, non-cash expenses and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor are they necessarily indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2011, to net income, the most directly comparable GAAP financial measure, for the same period (in thousands, except share and per share amounts):

Net income	$1,248
Depreciation and amortization of real estate assets	6,086

FFO	7,334

Acquisition pursuit costs	87
Stock-based compensation	1,142
Amortization of deferred financing costs	495

AFFO	$9,058

FFO per diluted common share	$0.29

AFFO per diluted common share	$0.35

Weighted average number of common shares outstanding, diluted:
FFO	25,211,585

AFFO	25,694,787

Set forth below is additional information related to certain other items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income:

•	General and administrative expense of $0.3 million related to one-time start-up costs incurred during the three months ended March 31, 2011.

Liquidity and Capital Resources

We believe that our available cash, operating cash flows and borrowings available to us under our secured revolving credit facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes and mortgage indebtedness on our properties, and dividend requirements for the next twelve months.

We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under our secured revolving credit facility, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.

In connection with the Separation and REIT Conversion Merger, we completed two significant financing transactions, as described below under “—Loan Agreements.” As of March 31, 2011, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $160.2 million on certain of our properties. In addition, as of March 31, 2011, we have $87.6 million available for borrowing under our secured revolving credit facility (given the borrowing base requirements of that facility). We expect to use a portion of this amount available under our secured revolving credit facility, together with available cash, to fund the $11.3 million acquisition of Oakbrook Healthcare Center. Although we are subject to restrictions on our ability to incur indebtedness under the indenture governing the Senior Notes and under the terms of our secured revolving credit facility, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Cash Flows from Operating Activities

During the three months ended March 31, 2011, net cash provided by operating activities was $12.5 million and was derived primarily from the rental payments received under the New Sun lease agreements with subsidiaries of New Sun. We expect our annualized cash flows provided by operating activities to increase as a result of anticipated future real estate investment acquisitions.

Cash Flows from Investing Activities

During the three months ended March 31, 2011, net cash used in investing activities was $5.4 million and consisted of $5.3 million used for the acquisition of a note receivable and $86,000 used for purchases of furniture and equipment for our corporate office. We expect our cash flows used in investing activities to increase as a result of anticipated future real estate investment acquisitions.

Cash Flows from Financing Activities

During the three months ended March 31, 2011, net cash used in financing activities was $1.1 million and consisted of $0.8 million of principal repayments of mortgage notes payable and $0.3 million of payments for deferred financing costs.

Loan Agreements

8.125% Senior Notes due 2018. On October 27, 2010, we, through the Operating Partnership and Sabra Capital Corporation, (the “Issuers”), issued $225.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by New Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium.

The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future subsidiaries.

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

The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2011, we were in compliance with all applicable financial covenants under the Senior Notes.

Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by us and certain of our subsidiaries. This credit facility provides for up to a $100.0 million secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Borrowing availability under our senior secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to our secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing our senior secured revolving credit facility. Approximately $87.6 million was available for borrowing under our secured revolving credit facility as of March 31, 2011. Borrowing availability under our secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of March 31, 2011, there were no amounts outstanding on our secured revolving credit facility.

Borrowings under our secured revolving credit facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers’ option, either (a) the greater of 1.75% or LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus one-half of 1.0%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings under the secured revolving credit facility is 3.00% per annum for borrowings at the Base Rate and 4.00% per annum for borrowings at the LIBOR. In addition, the Borrowers are required to pay a facility fee of 0.50% per annum to the lenders in respect of unused borrowings under the secured revolving credit facility.

The secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2011, we were in compliance with all applicable financial covenants under the secured revolving credit facility.

Mortgage Indebtedness

Of our 86 properties, 26 are subject to mortgage indebtedness to third parties that, as of March 31, 2011, totals approximately $160.2 million. As of March 31, 2011 and December 31, 2010, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of March 31, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at March 31, 2010	Maturity Date
Fixed Rate	$100,144	$100,610	6.30%	August 2015 - June 2047
Variable Rate (1)	60,020	60,315	5.50%	August 2015

	$160,164	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).
(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of March 31, 2011 and December 31, 2010.

Capital expenditures

For the three months ended March 31, 2011, our aggregate capital expenditures were $9,000, which was primarily for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2011 will be less than $300,000, which will principally be for corporate office needs.

Dividends

We did not pay dividends during the three months ended March 31, 2011. On May 3, 2011, our board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on June 2, 2011 to stockholders of record as of May 16, 2011.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that totals $160.2 million. The following table is presented as of March 31, 2011 (in thousands):

		April 1, 2011 through		Year Ended December 31,
	Total	December 31, 2011	2012	2013	2014	2015	After 2015
Mortgage Indebtedness(1)	$251,997	$9,513	$12,683	$12,680	$12,678	$93,025	$111,418
Senior Notes(2)	371,249	18,281	18,281	18,281	18,281	18,281	279,844
Operating lease	426	62	87	91	95	91	—

Total	$623,672	$27,856	$31,051	$31,052	$31,054	$111,397	$391,262

(1)

Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $91.8 million, of which $14.0 million is attributable to variable interest rates determined using the weighted average method.

(2)

Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $146.3 million.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2011, this indebtedness includes the $225.0 million aggregate principal amount of Senior Notes outstanding, $160.2 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, and any borrowings under our $100.0 million secured revolving credit facility. As of March 31, 2011, we had $60.0 million of outstanding variable rate mortgage indebtedness. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of March 31, 2011, interest expense would increase $0.2 million for the twelve months following March 31, 2011. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.

We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations, financial condition or cash flows nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2010 Annual Report on

Form 10-K.

ITEM 6. EXHIBITS

Ex.	Description

2.1	Agreement and Plan of Merger, dated as of September 23, 2010, by and between Sun Healthcare Group, Inc. and Sabra Health Care REIT, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus included in Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-167040) filed by Sabra Health Care REIT, Inc. on September 28, 2010).

2.2	Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).†

2.3	Purchase and Sale Agreement and Joint Escrow Instructions, dated March 30, 2011, by and between Sabra Health Care REIT, Inc. and CP Sunnyvale Property, Ltd. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 5, 2011).

3.1	Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

4.1	Indenture, dated October 27, 2010, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 27, 2010).

4.1.1	First Supplemental Indenture, dated November 4, 2010, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

4.2	Registration Rights Agreement, dated October 27, 2010, by and among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors listed therein and the initial purchasers of the 8.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 27, 2010).

*	Filed herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

4.2.1	Joinder, dated as of November 4, 2010, to the Registration Rights Agreement dated as of October 27, 2010 among Sabra Health Care REIT, Inc., Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sun Healthcare Group, Inc., the Closing Date Subsidiary Guarantors identified therein and Banc of America Securities LLC, in its individual capacity and as Representative for the other Initial Purchasers (incorporated by reference to Exhibit 4.2.1 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

4.3	Form of 8.125% Senior Note due 2018 (included in Exhibit 4.1).

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: May 5, 2011	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)