Form 10-Q
period 2011-06-30
Sabra Health Care REIT, Inc.
filed 2011-08-03
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2011, there were 36,868,248 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding the expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and distributions, the outcome and costs of litigation, projected expenses and capital expenditures, competitive position, growth opportunities and potential acquisitions including the acquisition of the SNF Portfolio described elsewhere in this 10-Q, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those referred to in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010 (our “2010 Annual Report on Form 10-K”), those included in Part II, Item 1A of this 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. We caution you that any forward-looking statements we make in this 10-Q are not guarantees of future performance and you should not place undue reliance on these forward-looking statements, which are based on currently available information and speak only as of the date of this document. There may be additional risks of which we are presently unaware or that we currently deem immaterial. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $101,067 and $88,701 as of June 30, 2011 and December 31, 2010, respectively	$542,590	$482,297
Cash and cash equivalents	3,454	74,233
Restricted cash	5,524	4,716
Deferred tax assets	26,300	26,300
Prepaid expenses, deferred financing costs and other assets	17,934	12,013
Total assets	$595,802	$599,559
Liabilities and stockholders’ equity
Mortgage notes payable	$159,935	$161,440
Senior unsecured notes payable	225,000	225,000
Accounts payable and accrued liabilities	8,725	9,286
Tax liability	26,300	26,300
Total liabilities	419,960	422,026
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,138,248 and 25,061,072 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	251	251
Additional paid-in capital	180,300	177,275
Cumulative distributions in excess of net income	(4,709)	7
Total stockholders’ equity	175,842	177,533
Total liabilities and stockholders’ equity	$595,802	$599,559
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues:
Rental income	$18,628	$36,190
Interest income	177	217

Total revenues	18,805	36,407

Expenses:
Depreciation and amortization	6,290	12,377
Interest	7,505	15,103
General and administrative	2,923	5,592

Total expenses	16,718	33,072

Net income	$2,087	$3,335

Net income per common share, basic	$0.08	$0.13

Net income per common share, diluted	$0.08	$0.13

Weighted-average number of common shares outstanding, basic	25,154,284	25,140,781

Weighted-average number of common shares outstanding, diluted	25,226,179	25,210,575

Dividends per common share	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	3,335	3,335
Amortization of stock based compensation	—	—	2,478	—	2,478
Stock issuance	77,176	—	547	—	547
Common dividends ($0.32 per share)	—	—	—	(8,051)	(8,051)
Balance, June 30, 2011	25,138,248	$251	$180,300	$(4,709)	$175,842
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income	$3,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,377
Amortization of deferred financing costs	995
Stock-based compensation expense	2,478
Amortization of premium on notes payable	(8)
Straight-line rental income adjustments	(128)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	219
Accounts payable and accrued liabilities	485
Restricted cash	(1,825)

Net cash provided by operating activities	17,928

Cash flows from investing activities:
Acquisitions of real estate	(74,000)
Acquisition of note receivable	(5,348)
Additions to real estate	(86)

Net cash used in investing activities	(79,434)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,499)
Payments of deferred financing costs	(270)
Issuance of common stock	547
Dividends paid	(8,051)

Net cash used in financing activities	(9,273)

Net decrease in cash and cash equivalents	(70,779)
Cash and cash equivalents, beginning of period	74,233

Cash and cash equivalents, end of period	$3,454

Supplemental disclosure of cash flow information:
Interest paid	$14,476

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations upon completion of the Separation and REIT Conversion Merger (discussed below) on November 15, 2010 (the “Separation Date”). Sabra is organized to qualify as a real estate investment trust (“REIT”) and intends to elect to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of June 30, 2011, Sabra’s investment portfolio included 88 properties (consisting of (i) 68 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital). In addition, as of June 30, 2011, the Company owned a mortgage note secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan.
Separation and REIT Conversion Merger
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such period. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2011, the Company completed two business combinations—the acquisition of one acute care hospital and the acquisition of one skilled nursing facility—and expensed $0.3 million of acquisition pursuit costs.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

 Recently Issued Accounting Standards Updates
On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updated accounting guidance does not require additional fair value measurements, but rather, requires additional disclosures while providing further explanation for measuring fair value and converging with international accounting standards. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  As this ASU amends only the disclosure requirements, the adoption of ASU No. 2011-04 is not expected to have a significant impact on the Company’s financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the three months ended June 30, 2011, the Company acquired the following properties (in thousands):

							Intangibles
Property	Type	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
Texas Regional Medical Center at Sunnyvale	Acute Care Hospital	Sunnyvale	TX	May 3, 2011	$3,760	$57,870	$970	$100	$62,700
Oak Brook Health Care Center	Skilled Nursing Facility	Whitehouse	TX	June 30, 2011	2,030	8,990	180	100	11,300
					$5,790	$66,860	$1,150	$200	$74,000

As of June 30, 2011, the purchase price allocations for both properties are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Tenant Relationship
Texas Regional Medical Center at Sunnyvale	25.0	35.0
Oak Brook Health Care Center	15.0	25.0
For the three months ended June 30, 2011, the Company recognized $1.1 million of total revenues from these properties.

4.	REAL ESTATE INVESTMENTS

The Company’s investments in real estate consisted of the following (dollars in thousands):
As of June 30, 2011

Property Type	Number of Properties	Number of Beds	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	68	7,621	$459,994	$(77,256)	$382,738
Multi-License Designation	10	1,389	81,245	(16,073)	65,172
Assisted Living	5	367	24,094	(4,534)	19,560
Mental Health	2	82	998	(414)	584
Independent Living	1	49	8,022	(997)	7,025
Continuing Care Retirement Community	1	215	7,435	(1,544)	5,891
Acute Care Hospital	1	70	61,630	(220)	61,410
	88	9,793	643,418	(101,038)	542,380
Corporate Level			239	(29)	210
			$643,657	$(101,067)	$542,590
As of December 31, 2010

Property Type	Number of Properties	Number of Beds	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	67	7,501	$448,974	$(67,457)	$381,517
Multi-License Designation	10	1,389	81,245	(14,597)	66,648
Assisted Living	5	367	24,094	(4,053)	20,041
Mental Health	2	82	998	(370)	628
Independent Living	1	49	8,022	(875)	7,147
Continuing Care Retirement Community	1	215	7,435	(1,349)	6,086
	86	9,603	570,768	(88,701)	482,067
Corporate Level			230	—	230
			$570,998	$(88,701)	$482,297

	June 30, 2011	December 31, 2010
Building and improvements	$523,266	$460,097
Furniture and equipment	39,925	36,225
Land improvements	4,703	4,703
Land	75,763	69,973
	643,657	570,998
Accumulated depreciation	(101,067)	(88,701)
	$542,590	$482,297
Operating Leases
All of the Company’s real estate properties are leased under triple-net operating leases with expirations ranging from 10 to 24 years. As of June 30, 2011, the leases have a weighted-average remaining term of 12 years. The leases include provisions to extend the lease terms and may include other terms and conditions as negotiated. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee. As of June 30, 2011, 86 of the Company's 88 real estate properties were leased to subsidiaries of New Sun. For further discussion of the Company’s tenant and revenue concentration, see “Note 10. Commitments and Contingencies— Concentration of Credit Risk.”
As of June 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2011 through December 31, 2011	$39,061
2012	78,122
2013	78,122
2014	78,122
2015	78,122
Thereafter	571,334

$922,883

5.	DEBT

Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of June 30, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at June 30, 2011	Maturity Date
Fixed Rate	$99,686	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	59,740	60,315	5.50%	August 2015
	$159,426	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of June 30, 2011 and December 31, 2010.
8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $225.0 million aggregate principal amount of senior, unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by New Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium. In March 2011, the Issuers completed an exchange offer to exchange the Senior Notes for substantially identical 8.125% senior unsecured notes registered under the Securities Act of 1933, as amended (also referred to herein as the “Senior Notes”).
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future subsidiaries.
The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to November 1, 2013, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 108.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the Senior Notes are not redeemed, the Senior Notes mature on November 1, 2018.
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of June 30, 2011, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. This credit facility provides for up to a $100.0 million secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Borrowing availability under the secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Company’s secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing the secured revolving credit facility. Approximately $87.6 million was available for borrowing under the Company’s secured revolving credit facility as of June 30, 2011. Borrowing availability under the Company’s secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of June 30, 2011, there were no amounts outstanding on the Company’s secured revolving credit facility.
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
The secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2011, the Company was in compliance with all applicable financial covenants under the secured revolving credit facility.
During the three and six months ended June 30, 2011, the Company incurred interest expense of $7.5 million and $15.1 million, respectively. Included in interest expense for the three and six months ended June 30, 2011 was $0.5 million and $1.0 million, respectively, of deferred financing costs amortization. As of June 30, 2011 and December 31, 2010, the Company had $3.8 million and $4.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2011 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes	Secured Revolving Credit Facility	Total
July 1, 2011 through December 31, 2011	$1,544	$—	$—	$1,544
2012	3,236	—	—	3,236
2013	3,460	—	—	3,460
2014	3,682	—	—	3,682
2015	85,935	—	—	85,935
Thereafter	61,569	225,000	—	286,569
	$159,426	$225,000	$—	$384,426

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of June 30, 2011.

6.FAIR VALUE DISCLOSURES

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
Mortgage note: This instrument is presented in the accompanying consolidated balance sheets at its amortized cost and not at fair value. The fair values of the mortgage note were estimated using an internal valuation model that considered the expected cash flows for the note, the underlying collateral value and other credit enhancements.
Senior unsecured notes: The fair values of the senior unsecured notes were determined using third-party market quotes derived from orderly trades.
Mortgage indebtedness: The fair values of the Company’s notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 whose carrying amounts do not approximate their fair value:

	June 30, 2011			December 31, 2010
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Mortgage note	$9,308	$5,348	$7,400	$—	$—	$—
Financial liabilities:
Senior unsecured notes	225,000	225,000	224,438	225,000	225,000	232,313
Mortgage indebtedness	159,426	159,935	173,010	160,925	161,440	175,772

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

During the six months ended June 30, 2011, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$74,000	$—	$—	$74,000
(1) Amount reflects acquisition date fair value of real estate acquired in 2011.

7.	EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Numerator
Net income	$2,087	$3,335

Denominator
Basic weighted average common shares	25,154,284	25,140,781
Dilutive stock options and restricted stock units	71,895	69,794

Diluted weighted average common shares	25,226,179	25,210,575

Basic earnings per common share	$0.08	$0.13

Diluted earnings per common share	$0.08	$0.13
Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. During both the three and six months ended June 30, 2011, approximately 0.3 million restricted stock units and options to purchase approximately 0.4 million shares were not included because they were anti-dilutive.
8.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offering of the Senior Notes by the Issuers in October 2010, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent Company”), the Issuers, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Senior Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Issuers, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Issuers, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries, are presented based upon Sabra's proportionate share of each subsidiary's net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries, are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the condensed consolidating statement of cash flows.
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$210	$—	$354,293	$188,087	$—	$542,590
Cash and cash equivalents	3,326	—	—	128	—	3,454
Restricted cash	—	—	—	5,524	—	5,524
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	769	5,425	8,704	3,036	—	17,934
Intercompany	37,258	—	—	20,785	(58,043)	—
Investment in subsidiaries	139,005	371,378	23,316	—	(533,699)	—
Total assets	$206,868	$376,803	$386,313	$217,560	$(591,742)	$595,802
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$159,935	$—	$159,935
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	4,726	3,048	112	839	—	8,725
Tax liability	26,300	—	—	—	—	26,300
Intercompany	—	9,750	48,292	—	(58,042)	—
Total liabilities	31,026	237,798	48,404	160,774	(58,042)	419,960
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,138,248 shares issued and outstanding as of June 30, 2011	251	—	—	—	—	251
Additional paid-in capital	180,300	128,585	319,215	52,763	(500,563)	180,300
Retained earnings	(4,709)	10,420	18,694	4,023	(33,137)	(4,709)
Total stockholders’ equity	175,842	139,005	337,909	56,786	(533,700)	175,842
Total liabilities and stockholders’ equity	$206,868	$376,803	$386,313	$217,560	$(591,742)	$595,802

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$230	$—	$289,748	$192,319	$—	$482,297
Cash and cash equivalents	70,841	—	—	3,392	—	74,233
Restricted cash	—	—	—	4,716	—	4,716
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	662	5,471	2,261	3,619	—	12,013
Intercompany	—	—	5,635	6,953	(12,588)	—
Investment in subsidiaries	124,061	347,030	22,903	—	(493,994)	—
Total assets	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$161,440	$—	$161,440
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	5,673	3,440	81	92	—	9,286
Tax liability	26,300	—	—	—	—	26,300
Intercompany	12,588	—	—	—	(12,588)	—
Total liabilities	44,561	228,440	81	161,532	(12,588)	422,026
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2010	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of December 31, 2010	251	—	—	—	—	251
Additional paid-in capital	177,275	122,281	316,786	48,670	(487,737)	177,275
Retained earnings	7	1,780	3,680	797	(6,257)	7
Total stockholders’ equity	177,533	124,061	320,466	49,467	(493,994)	177,533
Total liabilities and stockholders’ equity	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$12,337	$6,291	$—	$18,628
Interest income	13	—	162	2	—	177
Total revenues	13	—	12,499	6,293	—	18,805
Expenses:
Depreciation and amortization	12	—	4,173	2,105	—	6,290
Interest	—	4,653	324	2,528	—	7,505
General and administrative	2,686	—	208	29	—	2,923
Income in subsidiary	(4,772)	(9,425)	(105)	—	14,302	—
Total expenses	(2,074)	(4,772)	4,600	4,662	14,302	16,718
Net income	$2,087	$4,772	$7,899	$1,631	$(14,302)	$2,087
Net income per common share, basic						$0.08
Net income per common share, diluted						$0.08
Weighted-average number of common shares outstanding, basic						25,154,284
Weighted-average number of common shares outstanding, diluted						25,226,179

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$23,608	$12,582	$—	$36,190
Interest income	41	—	175	1	—	217
Total revenues	41	—	23,783	12,583	—	36,407
Expenses:
Depreciation and amortization	29	—	8,111	4,237	—	12,377
Interest	—	9,403	646	5,054	—	15,103
General and administrative	5,315	—	211	66	—	5,592
Income in subsidiary	(8,638)	(18,041)	(199)	—	26,878	—
Total expenses	(3,294)	(8,638)	8,769	9,357	26,878	33,072
Net income	$3,335	$8,638	$15,014	$3,226	$(26,878)	$3,335
Net income per common share, basic						$0.13
Net income per common share, diluted						$0.13
Weighted-average number of common shares outstanding, basic						25,140,781
Weighted-average number of common shares outstanding, diluted						25,210,575

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$16,386	$—	$—	$1,542	$—	$17,928
Cash flows from investing activities:
Acquisitions of real estate	—	—	(74,000)	—	—	(74,000)
Acquisition of note receivable	(5,348)	—	—	—	—	(5,348)
Additions to real estate	(86)	—	—	—	—	(86)
Net cash used in investing activities	(5,434)	—	(74,000)	—	—	(79,434)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(1,499)	—	(1,499)
Payments of deferred financing costs	—	(270)	—	—	—	(270)
Issuance of common stock	547	—	—	—	—	547
Dividends paid	(8,051)	—	—	—	—	(8,051)
Distribution to Parent	—	—	—	(3,307)	3,307	—
Distribution from Subsidiary	3,307	—	—	—	(3,307)	—
Intercompany financing	(74,270)	270	74,000	—	—	—
Net cash provided by (used in) financing activities	(78,467)	—	74,000	(4,806)	—	(9,273)
Net increase in cash and cash equivalents	(67,515)	—	—	(3,264)	—	(70,779)
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$3,326	$—	$—	$128	$—	$3,454

9.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2011. The Company acquired two properties—Texas Regional Medical Center and Oak Brook Health Care Center—during the three months ended June 30, 2011 and a mortgage note—the Hillside Terrace Mortgage Note—during the three months ended March 31, 2011. The following unaudited pro forma information for the three and six months ended June 30, 2011 has been prepared to give effect to the acquisitions as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Revenues	$19,531	$39,063
Depreciation and amortization	$6,578	$13,191
Net income	$2,852	$5,734
Net income per common share, basic	$0.11	$0.23
Net income per common share, diluted	$0.11	$0.23
Weighted-average number of common shares outstanding, basic	25,154,284	25,140,781
Weighted-average number of common shares outstanding, diluted	25,226,179	25,210,575

10.COMMITMENTS AND CONTINGENCIES

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
New Sun
As of June 30, 2011, 86 of the Company’s 88 real estate properties were leased to subsidiaries of New Sun. During the three and six months ended June 30, 2011, 94% and 97%, respectively, of the Company’s rental revenues were derived from these leases. New Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of June 30, 2011, New Sun, through its subsidiaries, operated 199 inpatient centers spread across 25 states. New Sun’s net revenues and adjusted earnings before interest, depreciation, amortization, integration costs and rent were $487.7 million and $67.4 million, respectively, for the three months ended June 30, 2011 and $971.6 million and $131.3 million, respectively, for the six months ended June 30, 2011. As of June 30, 2011, New Sun’s outstanding debt, net of cash, totaled $62.1 million.
Texas Regional Medical Center
On May 3, 2011, the Company closed the purchase of Texas Regional Medical Center at Sunnyvale, a 70-bed acute care hospital located in Sunnyvale, Texas (“Texas Regional Medical Center”). Texas Regional Medical Center is leased pursuant to a long-term, triple-net lease to Texas Regional Medical Center, Ltd. (the “Tenant”), a partnership that includes approximately 75 physicians who practice at the hospital. As of June 30, 2011, the Company's investment in Texas Regional Medical Center totaled 11% of the Company's assets and during the three and six months ended June 30, 2011, 6% and 3%, respectively, of the Company's revenues were derived from the Texas Regional Medical Center lease. The Company expects to derive 8% of its annualized rental revenues as of June 30, 2011 from the Texas Regional Medical Center lease. The Company believes that the financial condition and results of operations of the Tenant are more relevant to the Company’s investors than the financial statements of Texas Regional Medical Center and enable investors to evaluate the credit-worthiness of the Tenant. As a result, the Company has presented below unaudited summary financial information of the Tenant as of and for the three and six months ended June 30, 2011. The summary financial information presented below has been provided by the Tenant and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Statements of Operations
Revenues	$21,257	$38,667
Operating expenses	$17,161	$31,730
Net income	$629	$61

	As of	As of
	June 30, 2011	December 31, 2010
	(in thousands)
Balance Sheets
Cash and cash equivilents	$2,117	$833
Total current assets	$19,141	$15,604
Total current liabilities	$19,287	$18,348
Total debt (includes capital lease obligations of $50,349 and $54,166 as of June 30, 2011 and December 31, 2010, respectively)	$67,208	$70,564

Other than the Company’s tenant concentrations, management believes the Company's current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 88 real estate properties is diversified by location across 20 states. The properties in any one state did not account for more than 18% of the Company’s rental revenue during both the three and six months ended June 30, 2011.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2011.
Indemnification Agreement
In connection with the Separation and REIT Conversion Merger, any liability arising from or relating to legal proceedings involving the Company’s real estate investments has been assumed by the Company and the Company will indemnify New Sun (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to a distribution agreement entered into among Old Sun, the Company and New Sun in connection with the Separation and REIT Conversion Merger, New Sun has agreed to indemnify the Company (and the Company's subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Old Sun’s healthcare business prior to the Separation, and, pursuant to the lease agreements, the tenants agree to indemnify the Company for any liability arising from operation at the real property leased from Company.
Immediately prior to the Separation, Old Sun was a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its healthcare business, which are subject to the indemnities to be provided by New Sun to the Company. While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on New Sun’s business, financial position or results of operations, which, in turn, could have a material adverse effect on the Company's business, financial position or results of operations if New Sun or its subsidiaries are unable to meet their indemnification obligations.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on its results of operations, financial condition or cash flows.

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Cadia Portfolio Acquisition
On August 1, 2011, the Company closed the purchase of four skilled nursing facilities—Broadmeadow Healthcare, Capitol Healthcare, Pike Creek Healthcare and Renaissance Healthcare (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 2 to 15 years and have a combined total of 500 beds. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement (the “Lease”) with the sellers.
The purchase price for the Cadia Portfolio was $97.5 million, funded with available cash and a portion of the proceeds from the Company's August 2011 equity offering, as described below.
Equity Offering
On August 1, 2011, the Company completed an underwritten public offering of 11.7 million newly issued shares of its common stock pursuant to a registration statement filed with the SEC, which became effective on July 26, 2011.  The Company received net proceeds, before expenses, of $163.9 million from the offering, after giving effect to the issuance and sale of all 11.7 million shares of common stock which includes 1.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments, at a price to the public of $14.75 per share. The Company used a portion of the proceeds from the offering to fund the purchase price for the SNF Portfolio. The remaining proceeds to the Company will be used to fund possible future acquisitions or for general corporate purposes.
Dividend Declaration
On August 2, 2011, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on September 2, 2011 to stockholders of record as of August 15, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We commenced operations upon completion of the Separation and REIT Conversion Merger described below on November 15, 2010 (the “Separation Date”). Accordingly, the discussion and analysis of our results of operations covers only the three and six months ended June 30, 2011. We have presented below an unaudited pro forma consolidated income statement for the three and six months ended June 30, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2010. Until we have actual comparative data, we will continue to present, for comparison purposes, in our Quarterly Reports on Form 10-Q, unaudited pro forma financial data concerning our results of operations as if the Separation and REIT Conversion Merger had occurred prior to the period presented.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Recent Transactions

•	Critical Accounting Policies

•	Unaudited Pro Forma Financial Data

•	Results of Operations

•	Liquidity and Capital Resources

•	Change in Skilled Nursing Facility Reimbursement Rates

•	Obligations and Commitments

•	Off-Balance Sheet Arrangements
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
As of June 30, 2011, our investment portfolio included 88 real estate properties (consisting of (i) 68 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital) and a mortgage note secured by a combined assisted living, independent living and memory care facility with 82 available beds located in Ann Arbor, Michigan. As of June 30, 2011, our real estate properties had a total of 9,793 licensed beds, or units, spread across 20 states. As of June 30, 2011, all of our real estate properties are leased under triple-net operating leases with expirations ranging from 10 to 24 years. In addition, subsequent to June 30, 2011, we closed the purchase of four skilled nursing facilities located in Delaware for $97.5 million. See “—Recent Transactions.”

We expect to continue to grow our portfolio primarily through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. For example, we expect to pursue the acquisition of medical office buildings and life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). We plan to be opportunistic in our healthcare real estate investment strategy by investing in assets that provide the best opportunity for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity thereby creating long-term stockholder value.
We are organized to qualify as a REIT and we intend to elect to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2011. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which we are the sole general partner, or by subsidiaries of the Operating Partnership.
Recent Transactions
Equity Offering
On August 1, 2011, we completed an underwritten public offering of 11.7 million newly issued shares of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission ("SEC"), which became effective on July 26, 2011.  We received net proceeds, before expenses, of $163.9 million from the offering, after giving effect to the issuance and sale of all 11.7 million shares of common stock, which includes 1.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments, at a price to the public of $14.75 per share. We used a portion of the proceeds from the offering to fund the purchase price for the Cadia Portfolio. The remaining proceeds to us will be used to fund possible future acquisitions or for general corporate purposes.
Cadia Portfolio Acquisition
On August 1, 2011, we closed the purchase of four skilled nursing facilities—Broadmeadow Healthcare, Capitol Healthcare, Pike Creek Healthcare and Renaissance Healthcare (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 2 to 15 years and have a combined total of 500 beds. In connection with the acquisition, we, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement (the “Lease”) with the sellers. The Lease provides for annual rent escalations of 3.0%, resulting in annual lease revenues determined in accordance with U.S. generally accepted accounting principles ("GAAP") of $10.6 million, and two five-year renewal options. The purchase price of $97.5 million was funded with available cash and a portion of the proceeds to us from the equity offering discussed above and will provide an initial yield on cash rent of 8.75%.
Acquisition of Oak Brook Health Care Center
On June 30, 2011, we closed the purchase of Oak Brook Health Care Center, a 120-bed skilled nursing facility in Whitehouse, Texas. In connection with the acquisition, we entered into a new 15-year triple-net lease agreement with the current operator. The lease provides for annual rent escalations of 2.5%, resulting in GAAP annual lease revenues of $1.3 million, and three 10-year renewal options . The purchase price of $11.3 million was funded from our available cash and will provide an initial yield on cash rent of 9.5%.
Acquisition of Texas Regional Medical Center at Sunnyvale
On May 3, 2011, we closed the purchase of Texas Regional Medical Center at Sunnyvale, a 70-bed acute care hospital located in Sunnyvale, Texas. The facility opened to the public in September 2009 and is leased pursuant to a triple-net lease to Texas Regional Medical Center Ltd., a partnership that includes approximately 75 physicians who practice at the hospital. In connection with the acquisition, we assumed the landlord position in the existing triple-net lease that expires in September 2034. The lease provides for a 6% rent escalator every five years beginning in September 2014, resulting in GAAP annual lease revenues of $6.6 million, and two five-year renewal options with annual rent of 106% of the previous year’s rent. The purchase price of $62.7 million was funded from our available cash and will provide an initial yield on cash rent of 9.25%.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2010 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during 2011, other than "Real Estate Acquisition Valuation" noted below.

Real Estate Acquisition Valuation
We account for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred, and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2011, we completed two business combinations—the acquisition of one acute care hospital and the acquisition of one skilled nursing facility—and expensed $0.3 million of acquisition pursuit costs.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Unaudited Pro Forma Financial Data
The following reflects the unaudited pro forma consolidated income statement of Sabra for the three and six months ended June 30, 2010 as if the Separation and REIT Conversion Merger and the offering of the $225.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “Senior Notes”) had occurred on January 1, 2010. The pro forma adjustments represent revenues and expense to reflect three and six months of pro forma consolidated performance and are necessary in order to develop the pro forma financial information consistent with the requirements of the SEC. The actual results reported in periods following the Separation may differ significantly from those reflected in this pro forma consolidated income statement for a number of reasons, including differences between the assumptions used to prepare these pro forma amounts and actual amounts. In addition, no adjustments have been made to the unaudited pro forma consolidated income statement for non-recurring items related to the Separation. As a result, the pro forma financial information does not purport to be indicative of what the results of operations would have been had the Separation been completed on January 1, 2010. The unaudited pro forma consolidated income statement does not purport to project the future results of operations after giving effect to the Separation.

SABRA HEALTH CARE REIT, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010
(in thousands, except per share data)

	Actual for the Three Months Ended June 30, 2010	Pro Forma Adjustments	Pro Forma for the Three Months Ended June 30, 2010
Revenues:
Rental income	$—	$17,561	$17,561
Interest income	—	—	—
Total revenues	—	17,561	17,561
Expenses:
Depreciation and amortization	—	6,054	6,054
Interest	—	7,641	7,641
General and administrative	—	2,482	2,482
Total expenses	—	16,177	16,177
Net income	$—	$1,384	$1,384
Net income per common share, basic	$—		$0.06
Net income per common share, diluted	$—		$0.05
Weighted-average number of common shares outstanding, basic	25,154		25,154
Weighted-average number of common shares outstanding, diluted	25,226		25,226

	Actual for the Six Months Ended June 30, 2010	Pro Forma Adjustments	Pro Forma for the Six Months Ended June 30, 2010
Revenues:
Rental income	$—	$35,123	$35,123
Interest income	—	—	—
Total revenues	—	35,123	35,123
Expenses:
Depreciation and amortization	—	12,108	12,108
Interest	—	15,276	15,276
General and administrative	—	4,814	4,814
Total expenses	—	32,198	32,198
Net income	$—	$2,925	$2,925
Net income per common share, basic	$—		$0.12
Net income per common share, diluted	$—		$0.12
Weighted-average number of common shares outstanding, basic	25,154		25,141
Weighted-average number of common shares outstanding, diluted	25,211		25,211

Results of Operations
Sabra began operating as a separate company following the Separation and REIT Conversion Merger, which was completed on November 15, 2010, which we refer to as the Separation Date. The following is a discussion of our results of operations for the three and six months ended June 30, 2011 compared to our pro forma results for the three and six months ended June 30, 2010.

Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010 (dollars in thousands)

	Three Months Ended June 30, 2011	Pro Forma for the Three Months Ended June 30, 2010	Variance	Percentage Difference
Rental income	$18,628	$17,561	$1,067	6%
Interest income	177	—	177	NM
Depreciation and amortization	6,290	6,054	236	4%
Interest	7,505	7,641	(136)	(2)%
General and administrative	2,923	2,482	441	18%
Rental Income
During the three months ended June 30, 2011, we recognized $18.6 million of rental income compared to $17.6 million, on a pro forma basis for the three months ended June 30, 2010. During the three months ended June 30, 2011, we recognized $1.1 million of rental income from the acquisitions of Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed during the period. Amounts due under the terms of all our lease agreements are fixed, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the three months ended June 30, 2011, we recognized $0.2 million of interest income, which consisted primarily of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011.
Depreciation and Amortization
During the three months ended June 30, 2011, we incurred $6.3 million of depreciation and amortization expense compared to $6.1 million on a pro forma basis for the three months ended June 30, 2010. During the three months ended June 30, 2011, we recognized $0.2 million of depreciation and amortization from the acquisitions of Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed during the period. As of June 30, 2011, the purchase price allocations for these acquisitions are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $2.1 million as a result of these acquisitions.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2011, we incurred $7.5 million of interest expense. On a pro forma basis for the three months ended June 30, 2010, interest expense was $7.6 million. See “—Liquidity and Capital Resources” below for more information.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended June 30, 2011, general and administrative expenses were $2.9 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $1.9 million, including stock-based compensation expense for our employees and board members totaling $1.3 million and employee salaries and benefits of $0.5 million. Stock-based compensation expense during the three months ended June 30, 2011 reflected certain accrual estimate adjustments totaling $0.2 million. Also included in general and administrative expenses for the three months ended June 30, 2011 were $0.2 million of acquisition pursuit costs. On a pro forma basis for the three months ended June 30, 2010, general and administrative expenses were $2.5 million which excludes any acquisition pursuit costs and stock-based compensation accrual estimate adjustments. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010 (dollars in thousands)

	Six Months Ended June 30, 2011	Pro Forma for the Six Months Ended June 30, 2010	Variance	Percentage Difference
Rental income	$36,190	$35,123	$1,067	3%
Interest income	217	—	217	NM
Depreciation and amortization	12,377	12,108	269	2%
Interest	15,103	15,276	(173)	(1)%
General and administrative	5,592	4,814	778	16%
Rental Income
During the six months ended June 30, 2011, we recognized $36.2 million of rental income, compared to $35.1 million on a pro forma basis for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recognized $1.1 million of rental income from the acquisitions of Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed during the period. Amounts due under the terms of all of our lease agreements are fixed, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the six months ended June 30, 2011, we recognized $0.2 million of interest income, which consisted mostly of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011.
Depreciation and Amortization
During the six months ended June 30, 2011, we incurred depreciation and amortization expense of $12.4 million compared to $12.1 million on a pro forma basis for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recognized $0.2 million of depreciation and amortization expense from the acquisitions of Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed during the period. As of June 30, 2011, the purchase price allocations for these acquisitions are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $2.1 million as a result of our recent acquisitions of Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2011, we incurred $15.1 million of interest expense. On a pro forma basis for the six months ended June 30, 2010, interest expense was $15.3 million. See “—Liquidity and Capital Resources” below for more information.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the six months ended June 30, 2011, general and administrative expenses were $5.6 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $3.7 million, including stock-based compensation expense for our employees and board members totaling $2.5 million and employee salaries and benefits of $1.2 million. Stock-based compensation expesne during the six months ended June 30, 2011 reflected certain accrual estimate adjustments totaling $0.2 million. Also included in general and administrative expenses for the six months ended June 30, 2011 were $0.3 million of acquisition pursuit costs. On a pro forma basis for the six months ended June 30, 2010, general and administrative expenses were $4.8 million which excludes actual one-time start-up costs totaling $0.3 million, any acquisition pursuit costs and stock-based compensation accrual estimate adjustments. We do not expect to incur material start-up costs in future periods. We expect acquisition pursuit costs will fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations "(AFFO") (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2011, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income	$2,087	$3,335
Depreciation and amortization of real estate assets	6,290	12,377

FFO	8,377	15,712

Acquisition pursuit costs	224	311
Stock-based compensation	1,335	2,478
Straight-line rental income adjustments	(128)	(128)
Amortization of deferred financing costs	500	995

AFFO	$10,308	$19,368

FFO per diluted common share	$0.33	$0.62

AFFO per diluted common share	$0.40	$0.76

Weighted average number of common shares outstanding, diluted:
FFO	25,226,179	25,210,575

AFFO	25,480,729	25,474,693

Set forth below is additional information related to certain other items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Income:

•	General and administrative expense of $0.3 million related to one-time start-up costs incurred during the six months ended June 30, 2011.
Liquidity and Capital Resources
We believe that our available cash, operating cash flows and borrowings available to us under our secured revolving credit facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes and mortgage indebtedness on our properties, and dividend requirements for the next twelve months. As further described below, the completion of our equity offering in August 2011, which raised net proceeds, before expenses, of $163.9 million, provided us additional liquidity for the acquisition of the Cadia Portfolio, future acquisitions and for general corporate purposes.
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
In connection with the Separation and REIT Conversion Merger, we completed two significant financing transactions, as described below under “—Loan Agreements.” As of June 30, 2011, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $159.4 million on certain of our properties. In addition, as of June 30, 2011, we have $87.6 million available for borrowing under our secured revolving credit facility (given the borrowing base requirements of that facility). In August 2011, we received net proceeds, before expenses, of $163.9 million through the issuance of 11.7 million shares of our common stock at a price to the public of $14.75 per share. We used a portion of the proceeds from the offering to fund the purchase price for the Cadia Portfolio. The remaining proceeds to us will be used to fund possible future acquisitions or for general corporate purposes.
Although we are subject to restrictions on our ability to incur indebtedness under the indenture governing the Senior Notes and under the terms of our secured revolving credit facility, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that in the future we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Cash Flows from Operating Activities
During the six months ended June 30, 2011, net cash provided by operating activities was $17.9 million and was derived primarily from the rental payments received under the New Sun lease agreements with subsidiaries of New Sun. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investment acquisitions.
Cash Flows from Investing Activities
During the six months ended June 30, 2011, net cash used in investing activities was $79.4 million and consisted of $74.0 million used in the acquisitions of the Texas Regional Medical Center at Sunnyvale and the Oak Brook Health Care Center and $5.3 million used for the acquisition of the Hillside Terrace Mortgage Note. We expect our cash flows used in investing activities to increase as a result of anticipated future real estate investment acquisitions.
Cash Flows from Financing Activities
During the six months ended June 30, 2011, net cash used in financing activities was $9.3 million and primarily consisted of $8.1 million of dividends paid to common stockholders, $1.5 million of principal repayments of mortgage notes payable and $0.3 million of payments for deferred financing costs.
Loan Agreements
8.125% Senior Notes due 2018. On October 27, 2010, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), issued $225.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by New Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium. In March 2011, the Issuers completed an exchange offer to exchange the Senior Notes for substantially identical 8.125% senior unsecured notes registered under the Securities Act of 1933, as amended (also referred to herein as the “Senior Notes”).
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future subsidiaries.
The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to November 1, 2013, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 108.125% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the Senior Notes are not redeemed, the Senior Notes mature on November 1, 2018.
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of June 30, 2011, we were in compliance with all applicable financial covenants under the Senior Notes.
Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by us and certain of our subsidiaries. This credit facility provides for up to a $100.0 million secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Borrowing availability under our secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to our secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing our secured revolving credit facility. Approximately $87.6 million was available for borrowing under our secured revolving credit facility as of June 30, 2011. Borrowing availability under our secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of June 30, 2011, there were no amounts outstanding on our secured revolving credit facility.
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
The secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2011, we were in compliance with all applicable financial covenants under the secured revolving credit facility.
Mortgage Indebtedness
Of our 88 properties, 26 are subject to mortgage indebtedness to third parties that, as of June 30, 2011, totals approximately $159.4 million. As of June 30, 2011 and December 31, 2010, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of June 30, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at June 30, 2011	Maturity Date
Fixed Rate	$99,686	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	59,740	60,315	5.50%	August 2015
	$159,426	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of June 30, 2011 and December 31, 2010.
Capital Expenditures
For the three and six months ended June 30, 2011, our aggregate capital expenditures were $9,000, which was primarily for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2011 will be less than $300,000, which will principally be for corporate office needs.
Dividends
We paid dividends of $8.1 million during the three months ended June 30, 2011. On August 2, 2011, our board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on September 2, 2011 to stockholders of record as of August 15, 2011.

Change in Skilled Nursing Facility Reimbursement Rates
Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
The current system of 66 RUG categories, or Resource Utilization Group version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by the Centers for Medicare and Medicaid Services (“CMS”) and was part of CMS's continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which will become effective October 1, 2011. In announcing its final rule, CMS stated that it had determined that the parity adjustment made in fiscal year 2011 in connection with the implementation of RUG IV resulted in a significant increase in Medicare expenditures during fiscal year 2011. CMS further determined that this increase in spending was primarily due to shifts in the utilization of therapy modes under the new classification system differing significantly from the projections on which the original parity adjustment was based. In its final rule release, CMS stated that the fiscal year 2012 recalibration of the case-mix indexes by CMS will result in a reduction to Medicare reimbursement rates for skilled nursing facilities of 12.6%.  However, CMS further noted that this reduction will be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities.  The update—an increase of 1.7% for fiscal year 2012—reflects a 2.7% market basket increase that will be reduced by a 1.0% productivity adjustment mandated by the Affordable Care Act. In total, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be 11.1%. Applying the net 11.1% decrease per the final rule to our tenants' skilled nursing facility Medicare revenues during the three months ended June 30, 2011, we estimate that the facility EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) coverage of our properties would have decreased from approximately 1.64x (calculated one month in arrears on a pro forma basis giving effect to the acquisitions of Texas Regional Medical Center at Sunnyvale, Oak Brook Health Care Center and the Cadia Portfolio as if they had occurred on April 1, 2011) to approximately 1.28x. Although we are unable to predict the extent of the final rule's impact on our skilled nursing facility tenants, we expect that the final rule will have an adverse impact on the business and financial results of our skilled nursing facility tenants, which may adversely affect our business, financial position or results of operations if our skilled nursing facility tenants are not able to timely make their rental payments.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that totals $159.4 million. The following table is presented as of June 30, 2011 (in thousands):

		July 1, 2011 through		Year Ended December 31,
	Total	December 31, 2011	2012	2013	2014	2015	After 2015
Mortgage Indebtedness(1)	$248,835	$6,342	$12,683	$12,680	$12,678	$93,034	$111,418
Senior Notes(2)	362,109	9,141	18,281	18,281	18,281	18,281	279,844
Operating lease	406	42	87	91	95	91	—
Total	$611,350	$15,525	$31,051	$31,052	$31,054	$111,406	$391,262

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $89.4 million, of which $13.2 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $137.1 million.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2011, this indebtedness includes the $225.0 million aggregate principal amount of Senior Notes outstanding, $159.4 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, and any borrowings under our $100.0 million secured revolving credit facility. As of June 30, 2011, we had $59.7 million of outstanding variable rate mortgage indebtedness. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of June 30, 2011, interest expense would increase $0.1 million for the twelve months following June 30, 2011. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS

Except for the addition of the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our 2010 Form 10-K.

Risks Relating to Our Business

Changes to Medicare payment rates for skilled nursing facilities may adversely affect our business, financial position or results of operations if our tenants are not able to timely make their rental payments.
Medicare reimburses skilled nursing facilities for Medicare Part A services under the PPS, as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Affordable Care Act. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 RUG categories that represent the level of services required to treat different conditions and levels of acuity.

The current system of 66 RUG categories, or RUG IV, became effective as of October 1, 2010. RUG IV resulted from research performed by CMS and was part of CMS's continuing effort to increase the correlation of the cost of services to the condition of individual patients.

On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which will become effective October 1, 2011. In announcing its final rule, CMS stated that it had determined that the parity adjustment made in fiscal year 2011 in connection with the implementation of RUG IV resulted in a significant increase in Medicare expenditures during fiscal year 2011. CMS further determined that this increase in spending was primarily due to shifts in the utilization of therapy modes under the new classification system differing significantly from the projections on which the original parity adjustment was based. In its final rule release, CMS has stated that the fiscal year 2012 recalibration of the case-mix indexes by CMS will result in a reduction to Medicare reimbursement rates for skilled nursing facilities of 12.6%.  However, CMS further noted that this reduction will be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities.  The update—an increase of 1.7% for fiscal year 2012—reflects a 2.7% market basket increase that will be reduced by a 1.0% productivity adjustment mandated by the Affordable Care Act. In total, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be 11.1%. Applying the net 11.1% decrease per the final rule to our tenants' skilled nursing facility Medicare revenues during the three months ended June 30, 2011, we estimate that the facility EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) coverage of our properties would have decreased from approximately 1.64x (calculated one month in arrears on a pro forma basis giving effect to the acquisitions of Texas Regional Medical Center at Sunnyvale, Oak Brook Health Care Center and the Cadia Portfolio as if they had occurred on April 1, 2011) to approximately 1.28x. These estimated calculations do not include any cost or patient mix mitigation activities that our tenants may undertake. Although we are unable to predict the extent of the final rule's impact on our skilled nursing facility tenants, we expect that the final rule will have an adverse impact on the business and financial results of our skilled nursing facility tenants, which may adversely affect our business, financial position or results of operations if our skilled nursing facility tenants are not able to timely make their rental payments.

Risks Associated with Our Status as a REIT

We could fail to qualify as a REIT if income we receive is not treated as qualifying income, including as a result of one or more of the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) not being characterized as true leases for U.S. federal income tax purposes, which would subject us to U.S. federal income tax at corporate tax rates.

Under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with New Sun are not characterized as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT. In addition, rents received by us from New Sun will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of New Sun common stock. We will be treated as owning, under the applicable attribution rules, 10% or more of New Sun common stock at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of New Sun common stock. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from New Sun (or any other tenant of ours) to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to New Sun (or any other tenant of ours). If we fail to qualify as a REIT, we would be subject to U.S. federal income tax (including any applicable minimum tax) on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.

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

We currently intend to pay dividends in cash only, and not in-kind. However, if for any taxable year, we have significant amounts of taxable income in excess of available cash flow, we may have to declare dividends in-kind in order to satisfy the REIT annual distribution requirements. We may distribute a portion of our dividends in the form of our stock or our debt instruments. In either event, a holder of our common stock will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.

Pursuant to Revenue Procedure 2010-12, a recent revenue procedure issued by the Internal Revenue Service (the “IRS”), the IRS has indicated that it will treat distributions from certain publicly traded REITs that are paid partly in cash and partly in stock (through 2011) at the election of each stockholder as dividends that would satisfy the REIT annual distribution requirements and qualify for the dividends paid deduction for U.S. federal income tax purposes. If we make such a distribution, U.S. holders would be required to include the full amount of the dividend (i.e., the cash and stock portion) as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. holder may be required to pay income taxes with respect to such dividends in excess of the cash received. If a U.S. holder sells our stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to non-U.S. holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, these sales may put downward pressure on the trading price of our stock.

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

Our charter restricts the transfer and ownership of our stock, which may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to maintain our qualification as a REIT for each taxable year after 2011, no more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals, as defined in the Code. For the purpose of preserving our REIT qualification, our charter prohibits, subject to certain exceptions, direct, indirect and constructive ownership of more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or more than 9.9% in value of our outstanding stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. The ownership limits may have the effect of discouraging an acquisition of control of us without the approval of our board of directors.

We could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT.

We own appreciated assets that were held before we elected to be treated as a REIT. If such appreciated assets are disposed of in a gain recognition transaction within the 10-year period following our qualification as a REIT, we will generally be subject to corporate tax on that gain to the extent of the built-in gain in those assets at the time we became a REIT. The total amount of gain on which we can be taxed is limited to our net built-in gain at the time we became a REIT, i.e., the excess of the aggregate fair market value of our assets at the time we became a REIT over the adjusted tax bases of those assets at that time. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to dispose of appreciated assets we might otherwise dispose of during the 10-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a disposition will not occur. If we dispose of such assets in a gain recognition transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the effective time of our REIT election. The amount of tax could be significant.

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

Our failure to qualify as a REIT would subject us to U.S. federal income tax, which could adversely affect the value of the shares of our common stock and would substantially reduce the cash available for distribution to our stockholders.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and we intend to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year beginning on January 1, 2011. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax (and any applicable state and local tax), including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation through December 31, 2012). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders taxed at individual rates has been reduced by legislation to 15% through the end of 2012. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.

Our ownership of and relationship with any taxable REIT subsidiaries that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

Risks Relating to Our Common Stock

We may experience volatility in the market price of our common stock.

The market price of our common stock has fluctuated significantly and may continue fluctuating significantly. Between November 15, 2010, the date of the Separation and REIT Conversion Merger, and August 1, 2011, the market price of our stock ranged from a high of $19.31 per share to a low of $9.79 per share. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein and those included in our 2010 Form 10-K, some of the reasons for the fluctuations in our stock price include:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated changes in our business, operations, and prospects;

•	legislative or other regulatory developments, including regulations issued by CMS;

•	the hiring or departure of key personnel;

•	announcements or activities by our competitors;

•	proposed acquisitions by us or our competitors;

•
financial results that fail to meet public market analysts' expectations and changes in stock market analysts' recommendations regarding us, other healthcare or real estate-based companies, or the healthcare industry in general;

•	increases in market interest rates that lead investors in our common stock to demand a higher yield;

•	adverse judgments or settlements obligating us to pay damages;

•	the failure to qualify for and maintain REIT qualification;

•	acts of war, terrorism, or national calamities;

•	industry, domestic, and international market and economic conditions;

•	decisions by investors to de-emphasize investment categories, groups, or strategies that include our company or industry; and

•	low trading volume of our common stock.

In addition, the stock market has experienced significant price and volume fluctuations over the past several years. The fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management, or otherwise harm our business.

Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred stock. Upon our liquidation, holders of our debt securities and shares of preferred stock, lenders with respect to other borrowings and all of our creditors will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the stock holdings of our existing stockholders or reduce the value of our common stock, or both. Our preferred stock, if issued, would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the value of our common stock and diluting the value of their stock holdings in us.

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

2.4
Purchase and Sale Agreement and Joint Escrow Instructions, dated July 8, 2011, by and between Peninsula Healthcare Services, LLC; Broadmeadow Investment LLC; Capitol Nursing & Rehabilitation Center, L.L.C.; and Pike Creek Healthcare Services LLC, and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 11, 2011).

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

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

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

SABRA HEALTH CARE REIT, INC.

Date: August 3, 2011	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2011	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)