Form 10-Q
period 2011-09-30
Sabra Health Care REIT, Inc.
filed 2011-11-03
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2011, there were 36,868,248 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those referred to in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010 (our “2010 Annual Report on Form 10-K”), those included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and any of those made in our other reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. We caution you that any forward-looking statements we make in this 10-Q are not guarantees of future performance and you should not place undue reliance on these forward-looking statements, which are based on currently available information and speak only as of the date of this document. There may be additional risks of which we are presently unaware or that we currently deem immaterial. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $107,887 and $88,701 as of September 30, 2011 and December 31, 2010, respectively	$649,251	$482,297
Cash and cash equivalents	56,417	74,233
Restricted cash	6,286	4,716
Deferred tax assets	26,300	26,300
Prepaid expenses, deferred financing costs and other assets	19,791	12,013
Total assets	$758,045	$599,559
Liabilities and stockholders’ equity
Mortgage notes payable	$159,180	$161,440
Senior unsecured notes payable	225,000	225,000
Accounts payable and accrued liabilities	17,641	9,286
Tax liability	26,300	26,300
Total liabilities	428,121	422,026
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,868,248 and 25,061,072 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	369	251
Additional paid-in capital	343,748	177,275
Cumulative distributions in excess of net income	(14,193)	7
Total stockholders’ equity	329,924	177,533
Total liabilities and stockholders’ equity	$758,045	$599,559
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues:
Rental income	$21,294	$57,483
Interest income	176	393

Total revenues	21,470	57,876

Expenses:
Depreciation and amortization	6,850	19,227
Interest	7,624	22,726
General and administrative	4,652	10,245

Total expenses	19,126	52,198

Net income	$2,344	$5,678

Net income per common share, basic	$0.07	$0.20

Net income per common share, diluted	$0.07	$0.20

Weighted-average number of common shares outstanding, basic	32,986,657	27,797,411

Weighted-average number of common shares outstanding, diluted	33,049,621	27,891,690

Dividends per common share	$0.32	$0.64

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	5,678	5,678
Amortization of stock based compensation	—	—	3,249	—	3,249
Stock issuance	11,807,176	118	163,224	—	163,342
Common dividends ($0.64 per share)	—	—	—	(19,878)	(19,878)
Balance, September 30, 2011	36,868,248	$369	$343,748	$(14,193)	$329,924
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net income	$5,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,227
Amortization of deferred financing costs	1,507
Stock-based compensation expense	3,249
Amortization of premium on notes payable	(11)
Straight-line rental income adjustments	(720)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	556
Accounts payable and accrued liabilities	7,860
Restricted cash	(2,837)

Net cash provided by operating activities	34,509

Cash flows from investing activities:
Acquisitions of real estate	(187,700)
Acquisition of note receivable	(5,348)
Additions to real estate	(86)

Net cash used in investing activities	(193,134)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(2,249)
Payments of deferred financing costs	(495)
Issuance of common stock	163,431
Dividends paid	(19,878)

Net cash provided by financing activities	140,809

Net decrease in cash and cash equivalents	(17,816)
Cash and cash equivalents, beginning of period	74,233

Cash and cash equivalents, end of period	$56,417

Supplemental disclosure of cash flow information:
Interest paid	$17,024

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations upon completion of the Separation and REIT Conversion Merger (discussed below) on November 15, 2010 (the “Separation Date”). Sabra is organized to qualify as a real estate investment trust (“REIT”) and intends to elect to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of September 30, 2011, Sabra’s investment portfolio included 94 properties (consisting of (i) 74 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital). In addition, as of September 30, 2011, the Company owned a mortgage note secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such period. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2011, the Company completed eight business combinations and expensed $3.0 million of acquisition pursuit costs, which is included in general and administrative expense on the accompanying condensed consolidated statements of income.
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

 Recently Issued Accounting Standards Updates
On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updated accounting guidance does not require additional fair value measurements, but rather requires additional disclosures while providing further explanation for measuring fair value and converging with international accounting standards. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and will be applied prospectively.  As this ASU amends only the disclosure requirements, the adoption of ASU No. 2011-04 is not expected to have a significant impact on the Company’s financial statements.

3.	ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2011, the Company acquired the following properties (in thousands):

							Intangibles
Property	Type	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
Texas Regional Medical Center at Sunnyvale	Acute Care Hospital	Sunnyvale	TX	May 3, 2011	$3,760	$57,870	$970	$100	$62,700
Oak Brook Health Care Center	Skilled Nursing Facility	Whitehouse	TX	June 30, 2011	2,030	8,990	180	100	11,300
Broadmeadow Healthcare	Skilled Nursing Facility	Middletown	DE	August 1, 2011	1,650	21,730	350	70	23,800
Capitol Healthcare	Skilled Nursing Facility	Dover	DE	August 1, 2011	4,940	15,500	300	60	20,800
Pike Creek Healthcare	Skilled Nursing Facility	Wilmington	DE	August 1, 2011	2,460	25,240	410	90	28,200
Renaissance Healthcare	Skilled Nursing Facility	Millsboro	DE	August 1, 2011	1,640	22,620	360	80	24,700
Honey Hill Care Center	Skilled Nursing Facility	Norwalk	CT	September 30, 2011	1,900	5,950	120	30	8,000
Manokin Manor Nursing & Rehabilitation Center	Skilled Nursing Facility	Princess Anne	MD	September 30, 2011	2,180	7,600	180	40	10,000
					$20,560	$165,500	$2,870	$570	$189,500

As of September 30, 2011, the purchase price allocations for these properties are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Tenant Relationship
Texas Regional Medical Center at Sunnyvale	25.0	35.0
Oak Brook Health Care Center	15.0	25.0
Broadmeadow Healthcare	15.0	30.0
Capitol Healthcare	15.0	30.0
Pike Creek Healthcare	15.0	30.0
Renaissance Healthcare	15.0	30.0
Honey Hill Care Center	15.0	30.0
Manokin Manor Nursing & Rehabilitation Center	15.0	30.0
For the nine months ended September 30, 2011, the Company recognized $4.8 million of total revenues from these properties.

4.	REAL ESTATE INVESTMENTS

The Company’s investments in real estate consisted of the following (dollars in thousands):
As of September 30, 2011

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	74	8,406	$573,465	$(82,453)	$491,012
Multi-License Designation	10	1,389	81,245	(16,798)	64,447
Assisted Living	5	367	24,094	(4,769)	19,325
Mental Health	2	82	998	(435)	563
Independent Living	1	49	8,022	(1,057)	6,965
Continuing Care Retirement Community	1	215	7,435	(1,641)	5,794
Acute Care Hospital	1	70	61,640	(692)	60,948
	94	10,578	756,899	(107,845)	649,054
Corporate Level			239	(42)	197
			$757,138	$(107,887)	$649,251
As of December 31, 2010

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	67	7,501	$448,974	$(67,457)	$381,517
Multi-License Designation	10	1,389	81,245	(14,597)	66,648
Assisted Living	5	367	24,094	(4,053)	20,041
Mental Health	2	82	998	(370)	628
Independent Living	1	49	8,022	(875)	7,147
Continuing Care Retirement Community	1	215	7,435	(1,349)	6,086
	86	9,603	570,768	(88,701)	482,067
Corporate Level			230	—	230
			$570,998	$(88,701)	$482,297

	September 30, 2011	December 31, 2010
Building and improvements	$616,407	$460,097
Furniture and equipment	46,065	36,225
Land improvements	4,703	4,703
Land	89,963	69,973
	757,138	570,998
Accumulated depreciation	(107,887)	(88,701)
	$649,251	$482,297
Operating Leases
All of the Company’s real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years. As of September 30, 2011, the leases have a weighted-average remaining term of 12 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee. As of September 30, 2011, 86 of the Company's 94 real estate properties were leased to subsidiaries of New Sun. For further discussion of the Company’s tenant and revenue concentration, see “Note 11. Commitments and Contingencies—Concentration of Credit Risk.”
As of September 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2011 through December 31, 2011	$22,732
2012	90,927
2013	90,927
2014	90,927
2015	90,927
Thereafter	707,221

$1,093,661

5.	DEBT

Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of September 30, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at September 30, 2011	Maturity Date
Fixed Rate	$99,220	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	59,456	60,315	5.50%	August 2015
	$158,676	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of September 30, 2011 and December 31, 2010.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of September 30, 2011, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. This credit facility provides for up to a $100.0 million secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Borrowing availability under the secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Company’s secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing the secured revolving credit facility. The entire $100.0 million was available for borrowing under the Company’s secured revolving credit facility as of September 30, 2011. Borrowing availability under the Company’s secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of September 30, 2011, there were no amounts outstanding on the Company’s secured revolving credit facility.
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
The secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2011, the Company was in compliance with all applicable financial covenants under the secured revolving credit facility.
During the three and nine months ended September 30, 2011, the Company incurred interest expense of $7.6 million and $22.7 million, respectively. Included in interest expense for the three and nine months ended September 30, 2011 was $0.5 million and $1.5 million, respectively, of deferred financing costs amortization. As of September 30, 2011 and December 31, 2010, the Company had $8.4 million and $4.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2011 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes	Secured Revolving Credit Facility	Total
October 1, 2011 through December 31, 2011	$779	$—	$—	$779
2012	3,204	—	—	3,204
2013	3,427	—	—	3,427
2014	3,649	—	—	3,649
2015	86,048	—	—	86,048
Thereafter	61,569	225,000	—	286,569
	$158,676	$225,000	$—	$383,676

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of September 30, 2011.

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
Mortgage note: This instrument is presented in the accompanying condensed consolidated balance sheets at its amortized cost and not at fair value. The fair values of the mortgage note were estimated using an internal valuation model that considered the expected cash flows for the note, the underlying collateral value and other credit enhancements.
Senior Notes: The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades.
Mortgage indebtedness: The fair values of the Company’s notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 whose carrying amounts do not approximate their fair value:

	September 30, 2011			December 31, 2010
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Mortgage note	$9,308	$5,348	$7,400	$—	$—	$—
Financial liabilities:
Senior Notes	225,000	225,000	212,063	225,000	225,000	232,313
Mortgage indebtedness	158,676	159,180	173,781	160,925	161,440	175,772

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at the applicable dates and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of fair value at a future date could be materially different.
During the nine months ended September 30, 2011, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$189,500	$—	$—	$189,500
(1) Amount reflects acquisition date fair value of real estate acquired in 2011.

7.	EQUITY

Common Stock

The following table lists the cash dividends on common stock paid and declared by the Company during the nine months ended September 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
May 3, 2011	May 16, 2011	$0.32	June 2, 2011
August 2, 2011	August 15, 2011	$0.32	September 2, 2011

On November 2, 2011, the Company announced that its board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on December 2, 2011 to stockholders of record as of the close of business on November 15, 2011.
On August 1, 2011, the Company completed an underwritten public offering of 11.7 million newly issued shares of its common stock pursuant to a registration statement filed with the SEC, which became effective on July 26, 2011.  The Company received net proceeds, before expenses, of $163.9 million from the offering, after giving effect to the issuance and sale of all 11.7 million shares of common stock (which included 1.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments), at a price to the public of $14.75 per share.
The following is a summary of the Company’s other common stock issuances during the nine months ended September 30, 2011:

Exercise of stock options	45,657
Vesting of common stock units	31,519

8.	EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Numerator
Net income	$2,344	$5,678

Denominator
Basic weighted average common shares	32,986,657	27,797,411
Dilutive stock options and restricted stock units	62,964	94,279

Diluted weighted average common shares	33,049,621	27,891,690

Basic earnings per common share	$0.07	$0.20

Diluted earnings per common share	$0.07	$0.20
Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. During both the three and nine months ended September 30, 2011, approximately 0.3 million restricted stock units and options to purchase approximately 0.4 million shares were not included because they were anti-dilutive.
9.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
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
Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent Company”), the Issuers, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Senior Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Issuers, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Issuers, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra's proportionate share of each subsidiary's net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the condensed consolidating statement of cash flows.
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$197	$—	$463,038	$186,016	$—	$649,251
Cash and cash equivalents	56,123	—	—	294	—	56,417
Restricted cash	—	—	—	6,286	—	6,286
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	319	5,244	11,302	2,926	—	19,791
Intercompany	—	154,180	—	22,843	(177,023)	—
Investment in subsidiaries	307,416	380,609	23,445	—	(711,470)	—
Total assets	$390,355	$540,033	$497,785	$218,365	$(888,493)	$758,045
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$159,180	$—	$159,180
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	6,269	7,617	2,901	854	—	17,641
Tax liability	26,300	—	—	—	—	26,300
Intercompany	27,862	—	149,161	—	(177,023)	—
Total liabilities	60,431	232,617	152,062	160,034	(177,023)	428,121
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,868,248 shares issued and outstanding as of September 30, 2011	369	—	—	—	—	369
Additional paid-in capital	343,748	292,549	319,356	52,649	(664,554)	343,748
Retained earnings	(14,193)	14,867	26,367	5,682	(46,916)	(14,193)
Total stockholders’ equity	329,924	307,416	345,723	58,331	(711,470)	329,924
Total liabilities and stockholders’ equity	$390,355	$540,033	$497,785	$218,365	$(888,493)	$758,045

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$230	$—	$289,748	$192,319	$—	$482,297
Cash and cash equivalents	70,841	—	—	3,392	—	74,233
Restricted cash	—	—	—	4,716	—	4,716
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	662	5,471	2,261	3,619	—	12,013
Intercompany	—	—	5,635	6,953	(12,588)	—
Investment in subsidiaries	124,061	347,030	22,903	—	(493,994)	—
Total assets	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$161,440	$—	$161,440
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	5,673	3,440	81	92	—	9,286
Tax liability	26,300	—	—	—	—	26,300
Intercompany	12,588	—	—	—	(12,588)	—
Total liabilities	44,561	228,440	81	161,532	(12,588)	422,026
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2010	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of December 31, 2010	251	—	—	—	—	251
Additional paid-in capital	177,275	122,281	316,786	48,670	(487,737)	177,275
Retained earnings	7	1,780	3,680	797	(6,257)	7
Total stockholders’ equity	177,533	124,061	320,466	49,467	(493,994)	177,533
Total liabilities and stockholders’ equity	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$15,003	$6,291	$—	$21,294
Interest income	12	—	163	1	—	176
Total revenues	12	—	15,166	6,292	—	21,470
Expenses:
Depreciation and amortization	13	—	4,763	2,074	—	6,850
Interest	—	4,755	336	2,533	—	7,624
General and administrative	2,104	—	2,522	26	—	4,652
Income in subsidiary	(4,449)	(9,204)	(128)	—	13,781	—
Total expenses	(2,332)	(4,449)	7,493	4,633	13,781	19,126
Net income	$2,344	$4,449	$7,673	$1,659	$(13,781)	$2,344
Net income per common share, basic						$0.07
Net income per common share, diluted						$0.07
Weighted-average number of common shares outstanding, basic						32,986,657
Weighted-average number of common shares outstanding, diluted						33,049,621

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$38,609	$18,874	$—	$57,483
Interest income	53	—	338	2	—	393
Total revenues	53	—	38,947	18,876	—	57,876
Expenses:
Depreciation and amortization	42	—	12,874	6,311	—	19,227
Interest	—	14,157	981	7,588	—	22,726
General and administrative	7,419	1	2,733	92	—	10,245
Income in subsidiary	(13,086)	(27,244)	(327)	—	40,657	—
Total expenses	(5,625)	(13,086)	16,261	13,991	40,657	52,198
Net income	$5,678	$13,086	$22,686	$4,885	$(40,657)	$5,678
Net income per common share, basic						$0.20
Net income per common share, diluted						$0.20
Weighted-average number of common shares outstanding, basic						27,797,411
Weighted-average number of common shares outstanding, diluted						27,891,690

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$32,101	$—	$—	$2,408	$—	$34,509
Cash flows from investing activities:
Acquisitions of real estate	—	—	(187,700)	—	—	(187,700)
Acquisition of note receivable	(5,348)	—	—	—	—	(5,348)
Additions to real estate	(86)	—	—	—	—	(86)
Investment in Subsidiary	(163,984)				163,984	—
Net cash used in investing activities	(169,418)	—	(187,700)	—	163,984	(193,134)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(2,249)	—	(2,249)
Payments of deferred financing costs	—	(495)	—	—	—	(495)
Issuance of common stock	163,431	—	—	—	—	163,431
Dividends paid	(19,878)	—	—	—	—	(19,878)
Contribution from Parent	—	163,934	—	50	(163,984)	—
Distribution to Parent	—	—	—	(3,307)	3,307	—
Distribution from Subsidiary	3,307	—	—	—	(3,307)	—
Intercompany financing	(24,261)	(163,439)	187,700	—	—	—
Net cash provided by (used in) financing activities	122,599	—	187,700	(5,506)	(163,984)	140,809
Net decrease in cash and cash equivalents	(14,718)	—	—	(3,098)	—	(17,816)
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$56,123	$—	$—	$294	$—	$56,417

10.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2011. The Company acquired eight properties and a mortgage note during the nine months ended September 30, 2011. The following unaudited pro forma information for the three and nine months ended September 30, 2011 has been prepared to give effect to the acquisitions, as well as the offering of 11.7 million shares of common stock that closed in August 2011, as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Revenues	$22,908	$68,739
Depreciation and amortization	7,281	22,080
Net income	5,894	16,430
Net income per common share, basic	0.16	0.45
Net income per common share, diluted	0.16	0.44
Weighted-average number of common shares outstanding, basic	36,939,157	36,906,422
Weighted-average number of common shares outstanding, diluted	37,002,121	37,000,701

11.COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of risks.
New Sun
As of September 30, 2011, 86 of the Company’s 94 real estate properties were leased to subsidiaries of New Sun. During the three and nine months ended September 30, 2011, 82% and 92%, respectively, of the Company’s total revenues were derived from these leases. New Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of September 30, 2011, New Sun, through its subsidiaries, operated 199 inpatient centers spread across 25 states. New Sun’s net revenues and adjusted earnings before interest, depreciation, amortization, integration costs and rent were $485.9 million and $63.8 million, respectively, for the three months ended September 30, 2011 and $1.5 billion and $195.2 million, respectively, for the nine months ended September 30, 2011. As of September 30, 2011, New Sun’s outstanding debt, net of cash, totaled $51.4 million. As of September 30, 2011, New Sun had approximately $150.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $91.2 million and available borrowings of $59.6 million under New Sun's revolving credit facility.
Cadia Portfolio
On August 1, 2011, the Company closed the purchase of four skilled nursing facilities—Broadmeadow Healthcare, Capitol Healthcare, Pike Creek Healthcare and Renaissance Healthcare (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 2 to 15 years and have a combined total of 500 beds. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement with the sellers (collectively, the “Cadia Tenants”). None of the Cadia Tenants are affiliated with the Company or any of its subsidiaries. As of September 30, 2011, the Company's investment in the Cadia Portfolio totaled 13% of the Company's assets, and during the three and nine months ended September 30, 2011, 8% and 3%, respectively, of the Company's total revenues were derived from the Cadia Portfolio lease. The Company expects to derive 12% of its annualized total revenues as of September 30, 2011 from the Cadia Portfolio lease.  The Company believes that the financial condition and results of operations of the Cadia Tenants are more relevant to the Company’s investors than the financial statements of the Cadia Portfolio and enable investors to evaluate the credit-worthiness of the Cadia Tenants in their capacity as the tenants under the Cadia Portfolio lease. As a result, the Company has presented below unaudited summary financial information of the Cadia Tenants as of and for the three and nine months ended September 30, 2011. The summary financial information presented below has been provided by the Cadia Tenants and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended September 30, 2011
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Statements of Operations
Revenues	3,580	3,305	4,923	3,703	15,511
Operating expenses	3,146	3,021	4,223	3,301	13,691
Net income	116	187	470	299	1,072

	Nine Months Ended September 30, 2011
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Statements of Operations
Revenues	10,504	9,906	14,877	10,956	46,243
Operating expenses	8,821	8,755	12,405	9,354	39,335
Net income	1,115	835	1,622	863	4,435

	As of September 30, 2011
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Balance Sheets
Cash and cash equivalents	1,139	3,965	1,959	1,248	8,311
Total current assets	1,889	4,322	3,814	2,430	12,455
Total current liabilities	409	1,794	1,442	1,267	4,912
Total debt	—	—	—	—	—

	As of December 30, 2010
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Balance Sheets
Cash and cash equivalents	$1,577	$1,529	$1,653	$1,321	$6,080
Total current assets	2,731	2,240	3,466	2,786	11,223
Total current liabilities	1,122	893	2,166	1,724	5,905
Total debt	9,999	6,064	13,887	13,010	42,960

Texas Regional Medical Center
On May 3, 2011, the Company closed the purchase of Texas Regional Medical Center at Sunnyvale, a 70-bed acute care hospital located in Sunnyvale, Texas (“Texas Regional Medical Center”). Texas Regional Medical Center is leased pursuant to a long-term, triple-net lease to Texas Regional Medical Center, Ltd. (the “TRMC Tenant”), a partnership that includes approximately 75 physicians who practice at the hospital. Neither Texas Regional Medical Center nor the TRMC Tenant is affiliated with the Company or any of its subsidiaries. As of September 30, 2011, the Company's investment in Texas Regional Medical Center totaled 8% of the Company's assets, and during the three and nine months ended September 30, 2011, 8% and 5%, respectively, of the Company's total revenues were derived from the Texas Regional Medical Center lease. The Company expects to derive 7% of its annualized total revenues as of September 30, 2011 from the Texas Regional Medical Center lease. The Company believes that the financial condition and results of operations of the TRMC Tenant are more relevant to the Company’s investors than the financial statements of Texas Regional Medical Center and enable investors to evaluate the credit-worthiness of the TRMC Tenant. As a result, the Company has presented below unaudited summary financial information of the TRMC Tenant as of and for the three and nine months ended September 30, 2011. The summary financial information presented below has been provided by the TRMC Tenant and has not been independently verified by the

Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Statements of Operations
Revenues	$20,655	$59,322
Operating expenses	16,330	48,059
Net income	901	962

	As of	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Balance Sheets
Cash and cash equivalents	$319	$833
Total current assets	17,519	15,604
Total current liabilities	16,379	18,348
Total debt (includes capital lease obligations of $48,385 and $54,166 as of September 30, 2011 and December 31, 2010, respectively)	66,149	70,564

Other than the Company’s tenant concentrations, management believes the Company's current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 94 real estate properties is diversified by location across 22 states. The properties in any one state did not account for more than 17% of the Company’s total revenue during both the three and nine months ended September 30, 2011.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2011.
Indemnification Agreement
In connection with the Separation and REIT Conversion Merger, any liability arising from or relating to legal proceedings involving the Company’s real estate investments has been assumed by the Company and the Company will indemnify New Sun (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to a distribution agreement entered into among Old Sun, the Company and New Sun in connection with the Separation and REIT Conversion Merger, New Sun has agreed to indemnify the Company (and the Company's subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Old Sun’s healthcare business prior to the Separation, and, pursuant to the lease agreements between the Company and subsidiaries of New Sun, the tenants agree to indemnify the Company for any liability arising from operations at the real property leased from the Company.
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
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company's results of operations, financial condition or cash flows.

12.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Encore Portfolio Acquisition
On November 1, 2011, the Company closed the purchase of Windcrest Alzheimer's Care Center and Wesley Woods Alzheimer's Care Center (the "Encore Portfolio") in a sale-leaseback transaction with affiliates of Lyric Health Care, LLC for $14.2 million. Windcrest Alzheimer's Care Center is a 120-bed skilled nursing facility built in 1994 and renovated in 1999 and located in Abilene, Texas and Wesley Woods Alzheimer's Care Center is a 120-bed skilled nursing facility built in 2004 and located in Waco, Texas. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a single 15-year triple-net master lease agreement with the sellers. The Encore Portfolio lease provides for annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $1.7 million, and two five-year renewal options. The purchase price was funded with available cash.
Dividend Declaration
On November 2, 2011, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on December 2, 2011 to stockholders of record as of November 15, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We commenced operations upon completion of the Separation and REIT Conversion Merger described below on November 15, 2010. Accordingly, the discussion and analysis of our results of operations covers only the three and nine months ended September 30, 2011. We have presented below an unaudited pro forma consolidated income statement for the three and nine months ended September 30, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2010.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2010 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
As of September 30, 2011, our investment portfolio included 94 real estate properties (consisting of (i) 74 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) five assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital) and a mortgage note secured by a combined assisted living, independent living and memory care facility with 82 available beds located in Ann Arbor, Michigan. As of September 30, 2011, our real estate properties had a total of 10,578 licensed beds, or units, spread across 22 states. As of September 30, 2011, all of our real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years. In addition, subsequent to September 30, 2011 we closed the purchase of two skilled nursing facilities in Texas for $14.2 million. See “—Recent Transactions."
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
Recent Transactions
Encore Portfolio Acquisition
On November 1, 2011, we closed the purchase of Windcrest Alzheimer's Care Center and Wesley Woods Alzheimer's Care Center (the "Encore Portfolio") in a sale-leaseback transaction with affiliates of Lyric Health Care, LLC for $14.2 million. Windcrest Alzheimer's Care Center is a 120-bed skilled nursing facility built in 1994 and renovated in 1999 and located in Abilene, Texas and Wesley Woods Alzheimer's Care Center is a 120-bed skilled nursing facility built in 2004 and located in Waco, Texas. In connection with the acquisition, we, through an indirect wholly owned subsidiary, entered into a single 15-year triple-net master lease agreement with the sellers. The Encore Portfolio lease provides for annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $1.7 million, and two five-year renewal options. The purchase price was funded with available cash and will provide an initial yield on cash rent of 9.4%.
Aurora Acquisition
On September 30, 2011, we closed the purchase of Manokin Manor Nursing & Rehabilitation Center and the Honey Hill Care Center (the "Aurora Portfolio") in a sale-leaseback transaction with affiliates of Aurora Health Management, LLC for $18.0 million, of which $1.8 million will be funded by us on or before October 1, 2012. Manokin Manor Nursing & Rehabilitation Center is a 135-bed skilled nursing facility built in 1987 and located in Princess Anne, Maryland, and Honey Hill Care Center is a 150-bed skilled nursing facility built in 1993 and located in Norwalk, Connecticut. In connection with the acquisition, we, through an indirect wholly owned subsidiary, entered into a single 15-year triple-net master lease agreement with the sellers. The Aurora Portfolio lease provides for an increase in rent on September 30, 2012, associated with the $1.8 million deferred purchase price payment, and annual rent escalators of 2.79% thereafter, resulting in annual lease revenues determined in accordance with U.S. generally accepted accounting principles ("GAAP") of $2.2 million, and two five-year renewal options. The purchase price was funded with available cash and will provide an initial yield on cash rent of 10.61%.
Equity Offering
On August 1, 2011, we completed an underwritten public offering of 11.7 million newly issued shares of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission ("SEC"), which became effective on July 26, 2011.  We received net proceeds, before expenses, of $163.9 million from the offering, after giving effect to the issuance and sale of all 11.7 million shares of common stock (which included 1.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments), at a price to the public of $14.75 per share. We used a portion of the proceeds from the offering to fund the purchase price for the Cadia Portfolio. The remaining proceeds to us will be used to fund possible future acquisitions or for general corporate purposes.
Cadia Portfolio Acquisition
On August 1, 2011, we closed the purchase of four skilled nursing facilities—Broadmeadow Healthcare, Capitol Healthcare, Pike Creek Healthcare and Renaissance Healthcare (the “Cadia Portfolio”)—for $97.5 million. The four skilled nursing facilities are located in Delaware, range in age from 2 to 15 years and have a combined total of 500 beds. In connection with the acquisition, we, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement with the sellers. The Cadia Portfolio lease provides for annual rent escalations of 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $10.6 million, and two five-year renewal options. The purchase price was funded with available cash and a portion of the proceeds to us from the equity offering discussed above and will provide an initial yield on cash rent of 8.75%.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2010 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during 2011, other than the addition of the policy for "Real Estate Acquisition Valuation" noted below.

Real Estate Acquisition Valuation
We account for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred, and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2011, we completed eight business combinations and expensed $3.0 million of acquisition pursuit costs.
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

Unaudited Pro Forma Financial Data
The following reflects the unaudited pro forma consolidated income statement of Sabra for the three and nine months ended September 30, 2010 as if the Separation and REIT Conversion Merger and the offering of the $225.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “Senior Notes”) had occurred on January 1, 2010. The pro forma adjustments represent revenues and expenses to reflect three and nine months of pro forma consolidated performance and are necessary in order to develop the pro forma financial information consistent with the requirements of the SEC. The actual results reported in periods following the Separation may differ significantly from those reflected in this pro forma consolidated income statement for a number of reasons, including differences between the assumptions used to prepare these pro forma amounts and actual amounts. In addition, no adjustments have been made to the unaudited pro forma consolidated income statement for non-recurring items related to the Separation. As a result, the pro forma financial information does not purport to be indicative of what the results of operations would have been had the Separation been completed on January 1, 2010. The unaudited pro forma consolidated income statement does not purport to project the future results of operations after giving effect to the Separation.

SABRA HEALTH CARE REIT, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010
(in thousands)

	Actual for the Three Months Ended September 30, 2010	Pro Forma Adjustments	Pro Forma for the Three Months Ended September 30, 2010
Revenues:
Rental income	$—	$17,561	$17,561
Interest income	—	—	—
Total revenues	—	17,561	17,561
Expenses:
Depreciation and amortization	—	6,054	6,054
Interest	—	7,631	7,631
General and administrative	—	2,484	2,484
Total expenses	—	16,169	16,169
Net income	$—	$1,392	$1,392

	Actual for the Nine Months Ended September 30, 2010	Pro Forma Adjustments	Pro Forma for the Nine Months Ended September 30, 2010
Revenues:
Rental income	$—	$52,684	$52,684
Interest income	—	—	—
Total revenues	—	52,684	52,684
Expenses:
Depreciation and amortization	—	18,162	18,162
Interest	—	22,907	22,907
General and administrative	—	6,940	6,940
Total expenses	—	48,009	48,009
Net income	$—	$4,675	$4,675

Results of Operations
Sabra began operating as a separate company following the Separation and REIT Conversion Merger, which was completed on November 15, 2010, which we refer to as the Separation Date. The following is a discussion of our results of operations for the three and nine months ended September 30, 2011 compared to our pro forma results for the three and nine months ended September 30, 2010.

Comparison of the three months ended September 30, 2011 versus the pro forma for the three months ended September 30, 2010 (dollars in thousands):

	Actual for the Three Months Ended September 30, 2011	Pro Forma for the Three Months Ended September 30, 2010	Variance	Percentage Difference
Rental income	$21,294	$17,561	$3,733	21%
Interest income	176	—	176	NM
Depreciation and amortization	6,850	6,054	796	13%
Interest	7,624	7,631	(7)	—%
General and administrative	4,652	2,484	2,168	87%

Rental Income
During the three months ended September 30, 2011, we recognized $21.3 million of rental income compared to $17.6 million, on a pro forma basis for the three months ended September 30, 2010. The increase during the three months ended September 30, 2011 resulted from the recognition of $3.7 million of rental income from the acquisitions of the Cadia Portfolio, Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed in 2011. Amounts due under the terms of all our lease agreements are fixed, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the three months ended September 30, 2011, we recognized $0.2 million of interest income, which consisted primarily of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011.
Depreciation and Amortization
During the three months ended September 30, 2011, we incurred $6.9 million of depreciation and amortization expense compared to $6.1 million on a pro forma basis for the three months ended September 30, 2010. The increase during the three months ended September 30, 2011 resulted from the recognition of $0.9 million of depreciation and amortization from the acquisitions of the Aurora Portfolio, the Cadia Portfolio, Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed in 2011. As of September 30, 2011, the purchase price allocations for our acquisitions are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $5.3 million as a result of these acquisitions.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2011, we incurred $7.6 million of interest expense. On a pro forma basis for the three months ended September 30, 2010, interest expense was $7.6 million. See “—Liquidity and Capital Resources” below for more information.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended September 30, 2011, general and administrative expenses were $4.7 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $1.3 million, including stock-based compensation expense for our employees and board members totaling $0.8 million and employee salaries and benefits of $0.5 million. Stock-based compensation expense during the three months ended September 30, 2011 reflected certain accrual estimate adjustments totaling $0.2 million. Also included in general and administrative expenses for the three months ended September 30, 2011 were $2.6 million of acquisition pursuit costs. On a pro forma basis for the three months ended September 30, 2010, general and administrative expenses were $2.5 million which excludes any acquisition pursuit costs and stock-based compensation accrual estimate adjustments. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

Comparison of the nine months ended September 30, 2011 versus the pro forma for the nine months ended September 30, 2010 (dollars in thousands):

	Actual for the Nine Months Ended September 30, 2011	Pro Forma for the Nine Months Ended September 30, 2010	Variance	Percentage Difference
Rental income	$57,483	$52,684	$4,799	9%
Interest income	393	—	393	NM
Depreciation and amortization	19,227	18,162	1,065	6%
Interest	22,726	22,907	(181)	(1)%
General and administrative	10,245	6,940	3,305	48%
Rental Income
During the nine months ended September 30, 2011, we recognized $57.5 million of rental income, compared to $52.7 million on a pro forma basis for the nine months ended September 30, 2010. The increase during the nine months ended September 30, 2011 resulted from the recognition of $4.8 million of rental income from the acquisitions of the Cadia Portfolio, Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed in 2011. Amounts due under the terms of all of our lease agreements are fixed, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the nine months ended September 30, 2011, we recognized $0.4 million of interest income, which consisted mostly of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011.
Depreciation and Amortization
During the nine months ended September 30, 2011, we incurred depreciation and amortization expense of $19.2 million compared to $18.2 million on a pro forma basis for the nine months ended September 30, 2010. The increase during the nine months ended September 30, 2011 resulted from the recognition of $1.1 million of depreciation and amortization expense from the acquisitions of the Aurora Portfolio, the Cadia Portfolio, Texas Regional Medical Center at Sunnyvale and Oak Brook Health Care Center, which were completed in 2011. As of September 30, 2011, the purchase price allocations for our acquisitions are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $5.3 million as a result of these acquisitions.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2011, we incurred $22.7 million of interest expense. On a pro forma basis for the nine months ended September 30, 2010, interest expense was $22.9 million. See “—Liquidity and Capital Resources” below for more information.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the nine months ended September 30, 2011, general and administrative expenses were $10.2 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $4.9 million, including stock-based compensation expense for our employees and board members totaling $3.2 million and employee salaries and benefits of $1.7 million. Stock-based compensation expense during the nine months ended September 30, 2011 reflected certain accrual estimate adjustments totaling $0.3 million. Also included in general and administrative expenses for the nine months ended September 30, 2011 were $3.0 million of acquisition pursuit costs. On a pro forma basis for the nine months ended September 30, 2010, general and administrative expenses were $6.9 million which excludes actual one-time start-up costs totaling $0.3 million, any acquisition pursuit costs and stock-based compensation accrual estimate adjustments. We do not expect to incur material start-up costs in future periods. We expect acquisition pursuit costs will fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations ("AFFO") (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2011, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income	$2,344	$5,678
Depreciation and amortization of real estate assets	6,850	19,227

FFO	9,194	24,905

Acquisition pursuit costs	2,643	2,954
Stock-based compensation	771	3,249
Straight-line rental income adjustments	(591)	(720)
Amortization of deferred financing costs	512	1,507

AFFO	$12,529	$31,895

FFO per diluted common share	$0.28	$0.89

AFFO per diluted common share	$0.38	$1.13

Weighted average number of common shares outstanding, diluted:
FFO	33,049,621	27,891,690

AFFO	33,320,262	28,142,867

Set forth below is additional information related to certain other items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Income:

•	General and administrative expense of $0.3 million related to one-time start-up costs incurred during the nine months ended September 30, 2011.
Liquidity and Capital Resources
We believe that our available cash, operating cash flows and borrowings available to us under our secured revolving credit facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes and mortgage indebtedness on our properties, and dividend requirements for the next twelve months. As further described above under “—Recent Transactions—Equity Offering," the completion of our equity offering in August 2011, which raised net proceeds, before expenses, of $163.9 million, provided us with additional liquidity for the acquisition of the Cadia Portfolio, future acquisitions and for general corporate purposes. In addition, subsequent to September 30, 2011, we filed with the SEC a shelf registration statement on Form S-3 which would allow us to issue up to $500.0 million in new securities.
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
In connection with the Separation and REIT Conversion Merger, we completed two significant debt financing transactions, as described below under “—Loan Agreements.” As of September 30, 2011, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $158.7 million on certain of our properties. In addition, as of September 30, 2011, we had $100.0 million available for borrowing under our secured revolving credit facility.
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

Cash Flows from Operating Activities
During the nine months ended September 30, 2011, net cash provided by operating activities was $34.5 million and was derived primarily from the rental payments received under the New Sun lease agreements with subsidiaries of New Sun. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investment acquisitions.
Cash Flows from Investing Activities
During the nine months ended September 30, 2011, net cash used in investing activities was $193.1 million and consisted of $187.7 million used in the acquisitions of the Texas Regional Medical Center at Sunnyvale, the Oak Brook Health Care Center, the Cadia Portfolio, and the Aurora Portfolio and $5.3 million used for the acquisition of the Hillside Terrace Mortgage Note. We expect our cash flows used in investing activities to increase as a result of anticipated future real estate investment acquisitions.
Cash Flows from Financing Activities
During the nine months ended September 30, 2011, net cash provided by financing activities was $140.8 million and consisted of $163.4 million from the issuance of common stock, partially offset by $19.9 million of dividends paid to common stockholders, $2.2 million of principal repayments of mortgage notes payable and $0.5 million of payments for deferred financing costs.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of September 30, 2011, we were in compliance with all applicable financial covenants under the Senior Notes.
Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by us and certain of our subsidiaries. This credit facility provides for up to a $100.0 million secured revolving credit facility (up to $15.0 million of which may be utilized for letters of credit) and includes an accordion feature that allows the Borrowers to increase the borrowing availability under the secured revolving credit facility by up to an additional $100.0 million, subject to certain terms and conditions. Borrowing availability under our secured revolving credit facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to our secured revolving credit facility) or (ii) the appraised value, in each case of the properties securing our secured revolving credit facility. The entire $100.0 million was available for borrowing under our secured revolving credit facility as of September 30, 2011. Borrowing availability under our secured revolving credit facility terminates, and all borrowings mature, on November 3, 2013, subject to a one-year extension option. As of September 30, 2011, there were no amounts outstanding on our secured revolving credit facility.
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
The secured revolving credit facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2011, we were in compliance with all applicable financial covenants under the secured revolving credit facility.
Mortgage Indebtedness
Of our 94 properties, 26 are subject to mortgage indebtedness to third parties that, as of September 30, 2011, totaled approximately $158.7 million. As of September 30, 2011 and December 31, 2010, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of September 30, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at September 30, 2011	Maturity Date
Fixed Rate	$99,220	$100,610	6.30%	August 2015 - June 2047
Variable Rate(1)	59,456	60,315	5.50%	August 2015
	$158,676	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of September 30, 2011 and December 31, 2010.
Capital Expenditures
For the nine months ended September 30, 2011, our aggregate capital expenditures were $9,000, which was primarily for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2011 will be less than $100,000, which will principally be for corporate office needs.
Dividends
We paid dividends of $19.9 million during the nine months ended September 30, 2011. On November 2, 2011, our board of directors declared a quarterly cash dividend of $0.32 per share of common stock. The dividend will be paid on December 2, 2011 to stockholders of record as of November 15, 2011.

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
On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which became effective as of October 1, 2011. In announcing its final rule, CMS stated that it had determined that the parity adjustment made in fiscal year 2011 in connection with the implementation of RUG IV resulted in a significant increase in Medicare expenditures during fiscal year 2011. CMS further determined that this increase in spending was primarily due to shifts in the utilization of therapy modes under the new classification system differing significantly from the projections on which the original parity adjustment was based. In its final rule release, CMS stated that the fiscal year 2012 recalibration of the case-mix indexes by CMS will result in a reduction to Medicare reimbursement rates for skilled nursing facilities of 12.6%.  However, CMS further noted that this reduction will be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities.  The update—an increase of 1.7% for fiscal year 2012—reflects a 2.7% market basket increase that will be reduced by a 1.0% productivity adjustment mandated by the Affordable Care Act. In total, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be 11.1%. Applying the net 11.1% decrease per the final rule to our tenants' skilled nursing facility Medicare revenues during the three months ended September 30, 2011, we estimate that the facility EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) coverage of our properties would have decreased from approximately 1.59x (calculated one month in arrears on a pro forma basis giving effect to the acquisitions of Texas Regional Medical Center at Sunnyvale, Oak Brook Health Care Center and the Cadia Portfolio as if they had occurred on July 1, 2011) to approximately 1.24x. However, after factoring in the expected cost mitigation announced by New Sun and New Sun's guarantee of rental obligations under leases between us and New Sun's subsidiaries, we estimate the combined tenant EBITDAR coverage for this same period would have been between 1.51x and 1.54x.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that totals $158.7 million. The following table is presented as of September 30, 2011 (in thousands):

		October 1, 2011 through		Year Ended December 31,
	Total	December 31, 2011	2012	2013	2014	2015	After 2015
Mortgage indebtedness(1)	$245,800	$3,171	$12,683	$12,680	$12,678	$93,170	$111,418
Senior Notes(2)	362,109	9,141	18,281	18,281	18,281	18,281	279,844
Operating lease	385	21	87	91	95	91	—
Total	$608,294	$12,333	$31,051	$31,052	$31,054	$111,542	$391,262

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $87.1 million, of which $12.5 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $137.1 million.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2011, this indebtedness includes the $225.0 million aggregate principal amount of Senior Notes outstanding, $158.7 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, and any borrowings under our $100.0 million secured revolving credit facility. As of September 30, 2011, we had $59.5 million of outstanding variable rate mortgage indebtedness. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of September 30, 2011, interest expense would increase $0.1 million for the twelve months following September 30, 2011. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2010 Annual Report on Form 10-K, as updated by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

2.4
Purchase and Sale Agreement and Joint Escrow Instructions, dated July 8, 2011, by and between Peninsula Healthcare Services, LLC; Broadmeadow Investment LLC; Capitol Nursing & Rehabilitation Center, L.L.C.; and Pike Creek Healthcare Services LLC, and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 11, 2011).

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

12.1*	Statement Re: Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

SABRA HEALTH CARE REIT, INC.

Date: November 3, 2011	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)