Form 10-K
period 2011-12-31
Sabra Health Care REIT, Inc.
filed 2012-03-01
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non−voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $412.2 million
As of February 24, 2012, there were 36,908,166 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “10-K”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential acquisitions, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including among others, the following:

•	our dependence on Sun Healthcare Group, Inc. until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	changes in general economic conditions and volatility in financial and credit markets;

•	the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to make acquisitions, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity financings;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	our ability to qualify and maintain our status as a REIT;

•	compliance with REIT requirements and certain tax matters related to status as a REIT;
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A, “Risk Factors” in this 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“ SEC”) in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-K are not guarantees of future performance and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-K or to reflect the occurrence of unanticipated events, unless required by law to do so.
SUN HEALTHCARE GROUP, INC. INFORMATION
This 10-K includes information regarding Sun Healthcare Group, Inc. (formerly known as SHG Services, Inc.; “Sun”), a Delaware corporation. Sun is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Sun provided in this 10-K has been provided by Sun or derived from its public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Sun’s filings with the SEC can be found at www.sec.gov.

PART I

ITEM 1. BUSINESS
Overview
We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”), a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan by Old Sun, Old Sun restructured its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and SHG Services Inc. (which has been renamed “Sun Healthcare Group, Inc.” or “Sun”). In order to effect the restructuring, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of Sun (this distribution is referred to as the “Separation”), together with an additional cash distribution. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger and Old Sun stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun common stock (this merger is referred to as the “REIT Conversion Merger”). The Separation and REIT Conversion Merger were completed on November 15, 2010, which we refer to as the Separation Date.
We did not have any operations prior to the Separation Date. Following the restructuring of Old Sun’s business and the completion of the Separation and REIT Conversion Merger, we became a self-administered, self-managed real estate investment trust (“REIT”) that, directly or indirectly, owns and invests in real estate serving the healthcare industry.
As of December 31, 2011, our investment portfolio consisted of 97 real estate properties: (i) 76 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) six assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital. As of December 31, 2011, our real estate properties had a total of 10,877 licensed beds, or units, spread across 23 states. As of December 31, 2011, all of our real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years.
We expect to continue to grow our portfolio primarily through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals. As we acquire additional properties and expand our portfolio, we expect to further diversify by tenant, asset class and geography within the healthcare sector. Over time, we expect to pursue the acquisition of other healthcare property types, such as medical office buildings and life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
We are organized to qualify as a REIT and we will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which we are the sole general partner, or by subsidiaries of the Operating Partnership.
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
Our Industry
We operate as a REIT that invests in income-producing healthcare facilities, principally long-term care facilities, located in the United States. As we acquire additional properties and expand our portfolio, we expect to further diversify by geography, asset class and tenant within the healthcare sector. We invest primarily in the United States nursing home industry and other senior housing segments such as assisted living and independent living facilities. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities with approximately 1.7 million Medicare certified beds in the United States as of March 2011. The nursing home industry is highly fragmented. As of March 2011, the four largest for-profit chains accounted for 11.0% of industry revenues and the largest for-profit chain represented 3.8% of total revenue.

The primary growth drivers for the long-term care industry are expected to be the aging of the population and increased life expectancies. According to the United States Census Bureau, the number of Americans aged 65 or older is projected to increase from approximately 40.1 million in 2010 to approximately 54.3 million by 2020, representing a compounded annual growth rate of 3.1%. In addition to positive demographic trends, we expect demand for services provided by skilled nursing facilities to continue increasing due to the impact of cost containment measures adopted by the federal government that encourage patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the Centers for Medicare & Medicaid Services, or CMS, nursing home expenditures are projected to grow from approximately $137 billion in 2009 to approximately $246 billion in 2019, representing a compounded annual growth rate of 6.0%. We believe that these trends will support an increasing demand for long-term care services, which in turn will support an increasing demand for our properties.
Portfolio of Healthcare Properties
We have a geographically diverse portfolio of healthcare properties in the United States that offer a range of long-term care health services in the areas of skilled nursing, assisted and independent living and mental health. Of our 97 properties, we own fee title to 91 properties and title under long-term ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2011:

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

•
Continuing care retirement community. Continuing care retirement communities, or CCRCs, provide, as a continuum of care, the services described above for independent living facilities, assisted living facilities and skilled nursing facilities in an integrated campus, under long-term contracts with the residents.

•	Acute care hospital. Acute care hospitals provide inpatient medical care and other related services for surgery, acute medical conditions or injuries (usually for a short-term illness or condition).

The following tables display the distribution of our licensed beds/units and the geographic concentration of our real estate investments by property type, investment and revenues as of or for the year ended December 31, 2011 (dollars in thousands):

Distribution of Licensed Beds/Units (1)

	Total Number of Properties	Bed Type
State		Skilled Nursing	Assisted Living	Mental Health	Independent Living	Acute Care Hospital	Total	% of Total
New Hampshire	15	1,131	474	—	—	—	1,605	14.7%
Connecticut	11	1,477	23	—	49	—	1,549	14.2
Kentucky	15	976	172	—	—	—	1,148	10.6
Ohio	8	954	—	—	—	—	954	8.8
Florida	5	660	—	—	—	—	660	6.1
Oklahoma	5	441	71	60	12	—	584	5.4
Montana	4	538	—	—	—	—	538	4.9
Delaware	4	500	—	—	—	—	500	4.6
Texas	4	360	—	—	—	70	430	4.0
New Mexico	3	190	120	—	60	—	370	3.4
Colorado	2	362	—	—	—	—	362	3.3
Georgia	2	310	—	—	—	—	310	2.9
California	3	301	—	—	—	—	301	2.8
Massachusetts	3	301	—	—	—	—	301	2.8
Idaho	3	229	16	22	—	—	267	2.5
Rhode Island	2	261	—	—	—	—	261	2.4
West Virginia	2	185	—	—	—	—	185	1.7
Maryland	1	135	—	—	—	—	135	1.2
Tennessee	1	134	—	—	—	—	134	1.2
North Carolina	1	100	—	—	—	—	100	0.9
Indiana	1	88	—	—	—	—	88	0.8
Wisconsin	1	—	59	—	—	—	59	0.5
Washington	1	—	36	—	—	—	36	0.3

	97	9,633	971	82	121	70	10,877	100.0%

% of Total beds/units		88.6%	8.9%	0.8%	1.1%	0.6%	100.0%

(1)
“Licensed Beds” refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy percentage. Available beds aggregated 10,495 as of December 31, 2011.

Geographic Concentration - Property Type

State	Skilled Nursing	Multi-License Designation	Assisted Living	Mental Health	Independent Living	CCRC	Acute Care Hospital	Total	% of Total
Kentucky	11	2	2	—	—	—	—	15	15.5%
New Hampshire	8	5	2	—	—	—	—	15	15.5
Connecticut	9	1	—	—	1	—	—	11	11.3
Ohio	8	—	—	—	—	—	—	8	8.2
Florida	5	—	—	—	—	—	—	5	5.2
Oklahoma	3	1	—	1	—	—	—	5	5.2
Montana	4	—	—	—	—	—	—	4	4.1
Delaware	4	—	—	—	—	—	—	4	4.1
Texas	3	—	—	—	—	—	1	4	4.1
California	3	—	—	—	—	—	—	3	3.1
Idaho	1	1	—	1	—	—	—	3	3.1
Massachusetts	3	—	—	—	—	—	—	3	3.1
New Mexico	2	—	—	—	—	1	—	3	3.1
Colorado	2	—	—	—	—	—	—	2	2.1
Georgia	2	—	—	—	—	—	—	2	2.1
Rhode Island	2	—	—	—	—	—	—	2	2.1
West Virginia	2	—	—	—	—	—	—	2	2.1
Indiana	1	—	—	—	—	—	—	1	1.0
North Carolina	1	—	—	—	—	—	—	1	1.0
Maryland	1	—	—	—	—	—	—	1	1.0
Tennessee	1	—	—	—	—	—	—	1	1.0
Washington	—	—	1	—	—	—	—	1	1.0
Wisconsin	—	—	1	—	—	—	—	1	1.0

Total	76	10	6	2	1	1	1	97	100.0%

Geographic Concentration - Investment (1)

State	Total Number of Centers	Skilled Nursing	Multi-License Designation	Assisted Living	Mental Health	Independent Living	CCRC	Acute Care Hospital	Total	% of Total
Connecticut	11	$107,181	$21,870	$—	$—	$8,008	$—	$—	$137,059	17.8%
Delaware	4	95,780	—	—	—	—	—	—	95,780	12.4
New Hampshire	15	40,383	33,521	12,997	—	—	—	—	86,901	11.3
Texas	4	24,990	—	—	—	—	—	61,640	86,630	11.3
Kentucky	15	50,464	10,087	10,503	—	—	—	—	71,054	9.3
Ohio	8	43,662	—	—	—	—	—	—	43,662	5.7
Montana	4	42,809	—	—	—	—	—	—	42,809	5.6
Florida	5	31,600	—	—	—	—	—	—	31,600	4.1
Oklahoma	5	23,526	5,708	—	704	—	—	—	29,938	3.9
Colorado	2	28,920	—	—	—	—	—	—	28,920	3.8
Rhode Island	2	19,990	—	—	—	—	—	—	19,990	2.6
New Mexico	3	7,213	—	—	—	—	7,253	—	14,466	1.9
West Virginia	2	14,332	—	—	—	—	—	—	14,332	1.9
Massachusetts	3	13,105	—	—	—	—	—	—	13,105	1.7
Idaho	3	1,731	9,164	—	267	—	—	—	11,162	1.5
Maryland	1	9,764	—	—	—	—	—	—	9,764	1.3
North Carolina	1	9,748	—	—	—	—	—	—	9,748	1.3
California	3	4,602	—	—	—	—	—	—	4,602	0.6
Tennessee	1	4,506	—	—	—	—	—	—	4,506	0.6
Indiana	1	4,379	—	—	—	—	—	—	4,379	0.6
Georgia	2	3,924	—	—	—	—	—	—	3,924	0.5
Wisconsin	1	—	—	2,549	—	—	—	—	2,549	0.3
Washington	1	—	—	174	—	—	—	—	174	0.0

	97	$582,609	$80,350	$26,223	$971	$8,008	$7,253	$61,640	$767,054	100.0%

(1)	Represents the undepreciated book value of our properties as of December 31, 2011.

Geographic Concentration - Revenue

State	Total Number of Centers	Skilled Nursing	Multi-License Designation	Assisted Living	Mental Health	Independent Living	CCRC	Acute Care Hospital	Total	% of Total
New Hampshire	15	$6,567	$4,853	$1,311	$—	$—	$—	$—	$12,731	15.9%
Connecticut	11	8,908	1,706	—	—	288	—	—	10,902	13.5
Kentucky	15	7,831	1,415	464	—	—	—	—	9,710	12.0
Florida	5	7,692	—	—	—	—	—	—	7,692	9.5
Texas	4	921	—	—	—	—	—	4,360	5,281	6.5
Ohio	8	5,134	—	—	—	—	—	—	5,134	6.4
Montana	4	5,109	—	—	—	—	—	—	5,109	6.3
Delaware	4	4,408	—	—	—	—	—	—	4,408	5.5
Colorado	2	3,241	—	—	—	—	—	—	3,241	4.0
Idaho	3	101	2,447	—	280	—	—	—	2,828	3.5
California	3	2,722	—	—	—	—	—	—	2,722	3.4
New Mexico	3	913	—	—	—	—	1,546	—	2,459	3.0
Oklahoma	5	1,732	513	—	131	—	—	—	2,376	2.9
West Virginia	2	1,360	—	—	—	—	—	—	1,360	1.7
North Carolina	1	1,136	—	—	—	—	—	—	1,136	1.4
Massachusetts	3	1,048	—	—	—	—	—	—	1,048	1.3
Rhode Island	2	815	—	—	—	—	—	—	815	1.0
Georgia	2	612	—	—	—	—	—	—	612	0.8
Tennessee	1	370	—	—	—	—	—	—	370	0.5
Maryland	1	325	—	—	—	—	—	—	325	0.4
Indiana	1	216	—	—	—	—	—	—	216	0.3
Washington	1	—	—	176	—	—	—	—	176	0.2
Wisconsin	1	—	—	27	—	—	—	—	27	—

Total	97	$61,161	$10,934	$1,978	$411	$288	$1,546	$4,360	$80,678	100.0%

		75.7%	13.6%	2.5%	0.5%	0.4%	1.9%	5.4%	100.0%

Significant Tenant Overview
As of December 31, 2011, 86 of our 97 properties were operated by subsidiaries of Sun. These properties are leased to subsidiaries of Sun pursuant to triple-net leases that are guaranteed by Sun. Sun is a healthcare services company, serving principally the senior population through its various subsidiaries. As of December 31, 2011, Sun's subsidiary SunBridge Healthcare and its subsidiaries operated 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, 2 independent living centers and 8 mental health centers with an aggregate of 22,860 licensed beds in 25 states. Other Sun subsidiaries include: SunDance Rehabilitation, which provides rehabilitation therapy services to affiliated and non-affiliated centers in 36 states; CareerStaff Unlimited, which provides medical staffing services in 40 states; and SolAmor Hospice, which provides hospice services in 11 states.
Our lease agreements with subsidiaries of Sun provide for an initial term of between 10 and 15 years with no purchase options. At the option of Sun, these lease agreements may be extended for up to two five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable lease agreement. Amounts due under these lease agreements are fixed (except for an annual rent escalator described below), and there is no contingent rental income based upon the revenues, net income or other measures which may be derived by subsidiaries of Sun from our properties. Under our lease agreements with subsidiaries of Sun, there is an annual rent escalator equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. During the year ended December 31, 2011, Sun paid $70.4 million of rent to us under these lease agreements.
Because we currently lease the majority of our properties to Sun and Sun is a significant source of our rental revenues, Sun's financial condition and ability and willingness to satisfy its obligations under its lease agreements with us and its willingness to renew those leases upon expiration of the initial base terms thereof will significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Sun will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its lease agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that Sun will elect to renew its lease agreements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors—Risks Relating to Our Business—We are dependent on Sun until we substantially diversify our portfolio, and an event that has a material adverse effect on Sun's business, financial position or results of operations would have a material adverse effect on our business, financial position or results of operations.”
Investment and Financing Strategy
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. In making investments in healthcare properties, our investment objectives are to increase cash flow, provide quarterly cash distributions, maximize the value of our properties and acquire properties with cash flow growth potential. To date, we have generally structured our acquisitions with triple-net leases; however, we may choose to pursue other forms of investment structures, including taxable REIT subsidiary structures, mezzanine and secured debt investments, and joint ventures.
We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us pursuant to our secured revolving credit facility, future borrowings or the proceeds from additional issuances of common stock, debt or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse and Stable Property Portfolio
Our portfolio of 97 properties, comprising 10,877 licensed beds, is broadly diversified by location across 23 states. The properties in any one state did not account for more than 15% of our total licensed beds as of December 31, 2011, and the properties in any one state did not account for more than 16% and 19%, respectively, of our total revenue during the year ended December 31, 2011 and the period from the Separation Date through December 31, 2010. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our properties remained stable at between 87.5% and 91.4% over the last five years.
Long-Term, Triple-Net Lease Structure
All of our real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2011, the leases have a weighted-average remaining term of 12 years. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2011, the lease agreements with subsidiaries of Sun are guaranteed by Sun, and as a result, we did not require a security deposit from any of Sun's subsidiaries. For our properties that are leased to tenants other than Sun's subsidiaries, we have in certain instances obtained security deposits.
Strong Relationships with Operators
The members of our management team have developed an extensive network of relationships with qualified local, regional and national operators of skilled nursing and senior housing facilities across the United States. This extensive network has been built by our management team through over 20 years of operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the skilled nursing and senior housing industries. We work collaboratively with our operators to help them achieve their growth and business objectives. We believe these strong relationships with operators help us to source investment opportunities.
Ability to Identify Talented Operators
As a result of our management team's operating experience, network of relationships and industry insight, we have been able and expect to continue to be able to identify qualified local, regional and national operators. We seek operators who possess local market knowledge, demonstrate hands-on management, have proven track records and emphasize patient care.

We believe our management team's experience gives us a key competitive advantage in objectively evaluating an operator's financial position, emphasis on care and operating efficiency.
Significant Experience in Proactive Asset Management
The members of our management team have significant experience developing systems to collect and evaluate data relating to the underlying operational and financial success of healthcare companies and healthcare-related real estate assets. We are able to utilize this experience and expertise to provide our operators, when requested, with significant assistance in the areas of marketing, development, facility expansion and strategic planning. We actively monitor the operating results of our tenants and, when requested, will work closely with our operators to identify and capitalize on opportunities to improve the operations of our facilities and the overall financial and operating strength of our operators.
Experienced Management Team
Although our management team has limited experience in operating a REIT, it has extensive healthcare and real estate experience. Richard K. Matros, Chairman, President and Chief Executive Officer of Sabra, has more than 20 years of experience in the acquisition, development and disposition of skilled nursing facilities and other healthcare facilities, including nine years at Old Sun. Harold W. Andrews, Jr., Executive Vice President, Chief Financial Officer and Secretary of Sabra, is a finance professional with more than 10 years of experience in both the provision of healthcare services and healthcare real estate. Talya Nevo-Hacohen, Executive Vice President, Chief Investment Officer and Treasurer of Sabra, is a real estate finance executive with more than 20 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
Flexible UPREIT Structure
We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by the Operating Partnership or by subsidiaries of the Operating Partnership. Conducting business through the Operating Partnership allows us flexibility in the manner in which we structure and acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which may provide property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure allows us to acquire assets more efficiently and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.
Business Strategies
We pursue business strategies focused on opportunistic acquisitions and property diversification. We do not currently have a fixed schedule of the number of acquisitions we intend to make over a particular time period, but instead we pursue those acquisitions that meet our investing and financing strategy and that are attractively priced. We also intend to further develop our relationships with tenants and healthcare providers with a goal to progressively expand the mixture of tenants managing and operating our properties.

The key components of our business strategies include:
Diversify Asset Portfolio
We expect to diversify through the acquisition of new properties. We are employing what we believe to be a disciplined, opportunistic acquisition strategy with an initial focus on the acquisition of skilled nursing facilities, senior housing facilities and hospitals. Over time, we expect to pursue the acquisition of other healthcare property types, such as medical office buildings and life sciences facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). As we acquire additional properties, we expect to further diversify by tenant, asset class and geography within the healthcare sector.
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2011, we had approximately $142.3 million in liquidity, consisting of unrestricted cash and cash equivalents of $42.3 million and available borrowings under our secured revolving credit facility of $100 million, which amount was increased to $200.0 million as of February 10, 2012 pursuant to an amendment to our secured revolving credit facility. Further, we expect to opportunistically seek access to U.S. government agency financing, including through Fannie Mae and HUD. We intend to maintain a mix of credit facility debt, mortgage debt and unsecured term debt which, together with our anticipated ability to complete future equity financings, we expect will fund the growth of our operations.
Develop New Tenant Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mixture of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties. From the Separation Date through December 31, 2011, we developed six new tenant relationships.
Capital Source to Underserved Operators
We believe that there is a significant opportunity to be a capital source to healthcare operators through the acquisition and leasing of healthcare properties that are consistent with our investment and financing strategy, but that, due to size and other considerations, are not a focus for larger healthcare REITs. We utilize our management team's operating experience, network of relationships and industry insight to identify financially strong and growing operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases.
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
 Our Employees
As of December 31, 2011, we employed seven full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement.
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
In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients, and the operators' ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties.
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
Our tenants' skilled nursing centers and mental health centers are licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.
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
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs.
Our subsidiaries own eight health facilities with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD's rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions, renovations of the property and use of the property other than for a skilled nursing facility, all without prior HUD approval.
In addition, as an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property's value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Risks Relating to Our Business—Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.”
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

ITEM 1A. RISK FACTORS
The following describes the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Relating to Our Business
We are dependent on Sun until we substantially diversify our portfolio, and an event that has a material adverse effect on Sun's business, financial position or results of operations would have a material adverse effect on our business, financial position or results of operations.
Subsidiaries of Sun are currently the lessees of 86 of our 97 properties (with Sun guaranteeing the obligations under these lease agreements) and, therefore, a significant source of our revenues. There can be no assurance that Sun and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of Sun and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Sun and its subsidiaries to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if Sun were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.
Due to our dependence on rental payments from Sun and its subsidiaries as a significant source of revenues, we may be limited in our ability to enforce our rights under these lease agreements or to terminate a lease thereunder. Failure by Sun and its subsidiaries to comply with the terms of their lease agreements or to comply with the healthcare regulations to which the leased properties and Sun's operations are subject could require us to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by Sun and its subsidiaries. In such event, we may be unable to locate suitable replacement lessees willing to pay similar rental rates or at all, which would have the effect of reducing our rental revenues.
We are dependent on the operating success of our tenants.
Our tenants' revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have been, and may continue to be, subject to rate cuts and further pressure from federal and state budgetary cuts and constraints. Overall weak economic conditions in the United States may adversely affect occupancy rates of healthcare facilities that rely on private pay residents. Our tenants' expenses are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. To the extent any decrease in revenues and/or any increase in operating expenses results in our tenants' not generating enough cash to make scheduled lease payments to us, or if a tenant is subject to bankruptcy or insolvency, our business, financial position or results of operations could be materially adversely affected.

We have substantial indebtedness and the ability to incur significant additional indebtedness.
As of December 31, 2011, our indebtedness consisted of $225.0 million of 8.125% senior notes due 2018 (the “Senior Notes”) and aggregate mortgage indebtedness to third parties of $157.9 million on certain of our properties. In addition, we had $100.0 million available for borrowing under our secured revolving credit facility as of December 31, 2011, which availability increased to $200 million following the amendment of our secured revolving credit facility on February 10, 2012. Our high level of indebtedness may have the following important consequences to us:

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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our secured revolving credit facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our secured revolving credit facility, on commercially reasonable terms or at all. In particular, our secured revolving credit facility will mature prior to the maturity of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our secured revolving credit facility and the indenture governing the Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Covenants in our debt agreements restrict our activities and could adversely affect our business.
Our debt agreements, including the indenture governing the Senior Notes and our secured revolving credit facility, contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our secured revolving credit facility requires us to maintain specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth ratio, as well as satisfy other financial condition tests. The indenture governing the Senior Notes requires us to maintain total unencumbered assets of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
Our secured revolving credit facility also allows for the lenders thereunder to conduct periodic appraisals of our owned properties that secure such facility, and if the appraised values were to decline in the future, the amount that can be borrowed under such facility would be decreased unless we pledge additional assets as collateral.
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
Our ability to raise capital through equity financings is dependent, in part, on the market price of our common stock, which depends on market conditions and other factors affecting REITs generally.
Our ability to raise capital through equity financings depends, in part, on the market price of our common stock, which in turn depends on fluctuating market conditions and other factors including the following:

•	the reputation of REITs and attractiveness of their equity securities in comparison with other equity securities, including securities issued by other real estate companies;

•	our financial performance and that of our tenants;

•	concentrations in our investment portfolio by tenant and facility type;

•	concerns about our tenants' financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;

•	the contents of analyst reports about us and the REIT industry;

•	changes in interest rates on fixed-income securities, which may lead prospective investors to demand a higher annual yield from investments in our common stock;

•
maintaining or increasing our dividend, which is determined by our board of directors and depends on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant; and

•	regulatory action and changes in REIT tax laws.
The market value of a REIT's equity securities is generally based upon the market's perception of the REIT's growth potential and its current and potential future earnings and cash distributions. If we fail to meet the market's expectation with regard to future earnings and cash distributions, the market price of our common stock could decline and our ability to raise capital through equity financings could be materially adversely affected.
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
Our tenants depend on reimbursement from governmental and other third-party payor programs, and reimbursement rates from such payors may be reduced.

Our tenants depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue. The reduction in reimbursement rates from third-party payors, including Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants, has resulted, and may continue to result, in a reduction in our tenants' revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during a claims settlement processes or as a result of post-payment audits. Furthermore, new legislative and regulatory proposals could impose additional limitations on government and private payments to healthcare providers. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants. Although moderate reimbursement rate reductions may not affect our tenants' ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.
For example, on July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which became effective October 1, 2011. Based on the final rule, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be 11.1%. On January 4, 2012, Sun issued a press release announcing its

2012 financial outlook and guidance, in which Sun stated that it expected the net impact of the final rule in 2012 to be between $40 million to $45 million after mitigation strategies were implemented to partially offset the impact of the CMS final rule. Based on Sun's expected 2012 consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) of between $222.0 million and $228.0 million and expected consolidated rents across all of its facilities totaling $148.0 million, Sun's expected 2012 consolidated EBITDAR coverage would be between 1.50x and 1.54x (Sun's expected 2012 consolidated EBITDAR coverage would be between 1.46x and 1.50x before eliminating assets Sun expects to transition to held for sale status in 2012). In addition to Sun, other tenants have undertaken cost and patient mix mitigation activities intended to partially offset the impact of the CMS final rule. If Sun and our other skilled nursing facility tenants are unable to mitigate the impact of the CMS final rule as expected, this may have an adverse impact on their business and financial results, which will adversely affect our business, financial position or results of operations if they are unable to timely make their rental payments to us.
We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could have a material adverse effect on our business, financial position or results of operations.
Real estate investments generally cannot be sold quickly. In addition, some and potentially substantially all of our properties serve as collateral for our current and future secured debt obligations and cannot readily be sold unless the underlying mortgage indebtedness is concurrently repaid. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. Further, because Sabra owns appreciated assets that were held before Sabra elected to be treated as a REIT, if Sabra sells any such property in a taxable transaction within the ten-year period following Sabra's qualification as a REIT, Sabra will generally be subject to corporate tax on that gain to the extent of the built-in gain in that property at the time Sabra became a REIT. The amount of corporate tax that Sabra would pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time Sabra became a REIT. As of January 1, 2011, the built-in-gains tax associated with our properties totaled approximately $145.8 million assuming a 40% corporate tax rate. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, financial position or results of operations.
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
As of December 31, 2011, we employed seven full-time employees, including our executive officers. Accordingly, the impact we may feel from the loss of one of our full-time employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.

Potential litigation and rising insurance costs may affect our tenants' ability to obtain and maintain adequate liability and other insurance and their ability to make lease payments and fulfill their insurance and indemnification obligations to us.
Our tenants may be subject to lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants' costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants' ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases; or make lease payments to us.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
While our lease agreements require that comprehensive insurance and hazard insurance be maintained by the tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner of real property, we or our subsidiaries are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage our properties, we or our subsidiaries may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property where there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property's value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up.
Although we require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

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

Under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with Sun are not characterized as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT. In addition, rents received by us from Sun will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of Sun common stock. We will be treated as owning, under the applicable attribution rules, 10% or more of Sun common stock at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of Sun common stock. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from Sun (or any other tenant of ours) to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to Sun (or any other tenant of ours). If we fail to qualify as a REIT, we would be subject to U.S. federal income tax (including any applicable minimum tax) on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.

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

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and we believe we have operated in a manner that will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year beginning on January 1, 2011. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2011, our investment portfolio consisted of 97 real estate properties: (i) 76 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) six assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital.
All of our properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our lease agreements as of December 31, 2011 by year and facility type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	2012 - 2019	2020	2021	2022	2023	2024	2025	Thereafter	Total
Skilled Nursing
Properties	—	26	26	10	—	1	4	9	76
Annualized Revenues	$—	$21,684	$22,338	$6,799	$—	$1,821	$3,885	$15,743	$72,270
Multi-License Designation
Properties	—	1	4	2	—	—	3	—	10
Annualized Revenues	—	2,502	4,846	1,447	—	—	2,388	—	11,183
Assisted Living
Properties	—	1	2	2	—	—	1	—	6
Annualized Revenues	—	180	935	474	—	—	700	—	2,289
Independent Living
Properties	—	—	1	—	—	—	—	—	1
Annualized Revenues	—	—	295	—	—	—	—	—	295
Mental Health
Properties	—	2	—	—	—	—	—	—	2
Annualized Revenues	—	420	—	—	—	—	—	—	420
CCRC
Properties	—	1	—	—	—	—	—	—	1
Annualized Revenues	—	1,582	—	—	—	—	—	—	1,582
Acute Care Hospital
Properties	—	—	—	—	—	—	—	1	1
Annualized Revenues	—	—	—	—	—	—	—	6,593	6,593
Total

Properties	—	31	33	14	—	1	8	10	97

Annualized Revenues	$—	$26,368	$28,414	$8,720	$—	$1,821	$6,973	$22,336	$94,632

% of Revenue	—%	27.9%	30.0%	9.2%	—%	1.9%	7.4%	23.6%	100.0%

Occupancy Trends
The following table sets forth the occupancy percentage for our properties for the periods indicated.

	Occupancy % (1)
	Years Ended December 31,
	2011	2010	2009	2008	2007
Skilled Nursing	87.4%	87.7%	89.7%	94.0%	91.0%
Multi-License Designation	89.3%	91.5%	92.5%	93.7%	93.2%
Assisted Living	90.0%	88.2%	91.3%	94.6%	97.8%
Mental Health	86.6%	83.9%	81.5%	82.6%	79.9%
Independent Living	95.7%	88.7%	79.4%	92.4%	96.8%
CCRC	81.9%	85.5%	87.4%	85.7%	85.5%
Acute Care Hospital	71.8%	N/A	N/A	N/A	N/A

Total	87.5%	88.2%	90.0%	90.9%	91.4%

(1)
The percentages are computed by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy for independent living facilities can be greater than 100% for a given period as multiple residents could occupy a single unit. We include the occupancy percentage for a property if it was owned by us at any time during the period presented. Occupancy percentage for facilities with new tenants/operators (Aurora, Encore, and Creekside) are only included in periods subsequent to our acquisition of the facilities.

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
Skilled Mix Trends
The following table sets forth the skilled mix of the skilled nursing facilities included in our properties for the periods indicated.

Skilled Mix % (1)
Years Ended December 31,
2011	2010	2009	2008	2007
41.4%	39.3%	39.2%	39.1%	36.0%

(1)
"Skilled Mix" is defined as the total Medicare and non-Medicaid managed care patient revenue at skilled nursing facilities divided by the total revenues at skilled nursing facilities for any given period.

See also the discussion above under the heading “Business—Portfolio of Healthcare Properties” for further discussion regarding the ownership of our properties and the types of healthcare facilities that comprise our properties.
Mortgage Indebtedness
Of our 97 properties, 26 are subject to mortgage indebtedness to third parties that, as of December 31, 2011, totals approximately $157.9 million. See the discussion under the heading “Management's Discussion and Analysis—Liquidity and Capital Resources—Mortgage Indebtedness” for further discussion regarding our mortgage indebtedness.

Interest Rate Type	Principal Outstanding as of December 31, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at December 31, 2011	Maturity Date
Fixed Rate	$98,739	$100,610	6.29%	August 2015 - June 2047
Variable Rate(1)	59,159	60,315	5.50%	August 2015
	$157,898	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2011 and 2010.
Corporate Office
We are headquartered and have our corporate office in Irvine, California. We lease our corporate office from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information
Our common stock is listed on The NASDAQ Stock Market LLC and trades on the NASDAQ Global Select Market under the symbol “SBRA.” Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the NASDAQ Stock Market and the common dividends paid per share.

	Sales Price		Dividends
	High	Low	Paid
2010
Fourth Quarter (1)	$19.10	$16.10	NA
2011
First Quarter	$19.31	$16.52	NA
Second Quarter	$18.44	$15.85	$0.32
Third Quarter	$17.25	$9.40	$0.32
Fourth Quarter	$12.27	$7.86	$0.32
(1) Information is provided only for the period from November 15, 2010 to December 31, 2010, which is the portion of the fourth quarter of 2010 during which we operated as a separate publicly traded company.
At February 24, 2012, we had approximately 3,253 stockholders of record.
We did not repurchase any shares of our common stock during the year ended December 31, 2011.
On February 29, 2012, our board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on March 30, 2012 to stockholders of record as of March 15, 2012.
To qualify for and maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the indenture governing the Senior Notes and our secured revolving credit facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the period from November 16, 2010, the first trading date after the Separation Date, through December 31, 2011. The graph assumes that $100 was invested at the close of market on November 15, 2010 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the FTSE NAREIT US Health Care REIT Index, and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
11/16/2010
12/16/2010
1/16/2011
2/16/2011
3/16/2011
4/16/2011
5/16/2011
6/16/2011
7/16/2011
8/16/2011
9/16/2011
10/16/2011
11/16/2011
12/16/2011
FTSE
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2011 and December 31, 2010 and for the year ended December 31, 2011 and the period from the Separation Date through December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

	As of
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Balance sheet data
Total real estate investments, net	$658,377	$482,297
Cash and cash equivalents	$42,250	$74,233
Total assets	$749,650	$599,559
Mortgage notes payable	$158,398	$161,440
Senior unsecured notes payable	$225,000	$225,000
Total liabilities	$423,077	$422,026
Total stockholders' equity	$326,573	$177,533

	Year Ended December 31, 2011	Separation Date through December 31, 2010
	(Dollars in thousands, except per share data)
Operating data
Total revenues	$84,225	$8,795
Net income	$12,842	$7
Net income per common share—-basic	$0.43	$—
Net income per common share—diluted	$0.43	$—

Other data
Cash flows provided by operations	$44,705	$6,592
Cash flows (used in) provided by investing activities	$(204,586)	$67,118
Cash flows provided by financing activities	$127,898	$523
Dividends declared and paid per common share	$0.96	$—

Weighted-average number of common shares outstanding, basic	30,109,417	25,110,936
Weighted-average number of common shares outstanding, diluted—net income and FFO	30,171,225	25,186,988
Weighted-average number of common shares outstanding, diluted—AFFO	30,399,132	25,645,131
FFO(1)	$39,433	$3,141
Diluted FFO per common share(1)	$1.31	$0.12
AFFO(1)	$47,157	$3,706
Diluted AFFO per common share(1)	$1.55	$0.14

(1)
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We commenced operations upon completion of the Separation and REIT Conversion Merger on November 15, 2010 (the “Separation Date”). For comparison purposes, we have presented below an unaudited pro forma consolidated income statement for the year ended December 31, 2010 as if the Separation and REIT Conversion Merger had occurred on January 1, 2010. Accordingly, the discussion and analysis of our results of operations set forth below includes a comparison of our pro forma results of operations for the year ended December 31, 2010 and our actual results of operations for the year ended December 31, 2011.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the section titled “Risk Factors.” Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Overview
We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”), a provider of nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Pursuant to a restructuring plan by Old Sun, Old Sun restructured its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and SHG Services Inc. (which has been renamed “Sun Healthcare Group, Inc.” or “Sun”). In order to effect the restructuring, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of Sun (this distribution is referred to as the “Separation”), together with an additional cash distribution. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger and Old Sun stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun common stock (this merger is referred to as the “REIT Conversion Merger”). The Separation and REIT Conversion Merger were completed on November 15, 2010, which we refer to as the Separation Date.
Following the restructuring of Old Sun’s business and the completion of the Separation and REIT Conversion Merger, we became a self-administered, self-managed REIT that, directly or indirectly, owns and invests in real estate serving the healthcare industry.
As of December 31, 2011, our investment portfolio consisted of 97 real estate properties: consisting of (i) 76 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) six assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital. As of December 31, 2011, our real estate properties had a total of 10,877 licensed beds, or units, spread across 23 states. As of December 31, 2011, all of our real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years.
We expect to continue to grow our portfolio primarily through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals. As we acquire additional properties and expand our portfolio, we expect to further diversify by tenant, asset class and geography within the healthcare sector. Over time, we expect to pursue the acquisition of other healthcare property types, such as medical office buildings and life science facilities (commercial facilities that are primarily focused on life sciences research, development or commercialization, including properties that house biomedical and medical device companies). We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
We are organized to qualify as a REIT and we will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by the Operating Partnership, of which we are the sole general partner, or by subsidiaries of the Operating Partnership.
Recent Transactions
Amended Secured Revolving Credit Facility
On February 10, 2012, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) amended the secured revolving credit facility (as amended, the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 2.00% to 3.00% per annum for borrowings at the Base Rate and 3.00% to 4.00% per annum for LIBOR-based borrowings. See "—Liquidity and Capital Resources" for further information. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility.
Hillside Terrace Mortgage Note Payoff
On March 25, 2011, we purchased, at a discount, a defaulted mortgage note (“Hillside Terrace Mortgage Note”) secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan, for $5.3 million. On December 5, 2011, we received $8.3 million in cash in full satisfaction of the amounts outstanding under the Hillside Terrace Mortgage Note. In connection with this repayment, we recognized $3.0 million of interest income and paid a $1.4 million fee to an unaffiliated third party for its assistance in acquiring and ultimately collecting on the Hillside Terrace Mortgage Note.
Creekside Senior Living Acquisition
On November 22, 2011, we closed the purchase of Creekside Senior Living in a sale-leaseback transaction with an affiliate of Pathway Senior Living for $2.6 million. Creekside Senior Living is a 59-unit assisted living facility built in 2004 and located in Green Bay, Wisconsin. In connection with the acquisition, we, through an indirect wholly owned subsidiary, entered into a single 10-year triple-net master lease agreement with the sellers. The lease provides for annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%, resulting in annual lease revenues determined in accordance with U.S. generally accepted accounting principles ("GAAP") of $0.3 million, and two five-year renewal options. The lease also includes an allowance of up to $1.6 million to be used primarily for facility improvements. The purchase price was funded with available cash and will provide an initial yield on cash rent of 9.25%.

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
Revenue Recognition
We recognize rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.
Real Estate Investments
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of lease intangibles are included in depreciation and amortization in the consolidated statements of operations. We anticipate the estimated useful lives of our assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years.

Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We did not record any impairment losses on our real estate investments during the year ended December 31, 2011 and during the period from the Separation Date through December 31, 2010.

Real Estate Acquisition Valuation
We account for the acquisition of income-producing real estate, or real estate that will be used for the production of income, as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments, net on the consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the consolidated balance sheets. Acquisition pursuit costs are expensed as incurred, and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2011, we completed eleven business combinations and expensed $3.2 million of acquisition pursuit costs, which is included in general and administrative expense on the accompanying consolidated statements of income. No business combinations were completed during the period from the Separation Date through December 31, 2010.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Investment in Hillside Terrace Mortgage Note
Generally, interest contractually due under a loan is recognized on an accrual basis and any acquisition premiums or discounts are amortized over the term of the loan as an adjustment to interest income. However, when concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and we will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine the collection of interest according to the contractual terms of the loan is probable, we will resume the accrual of interest and amortization of acquisitions premiums or discounts as an adjustment to interest income. On March 25, 2011, we purchased, at a discount, a defaulted mortgage note (“Hillside Terrace Mortgage Note”) secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan, for $5.3 million. Initially, due to significant uncertainty as to the ability of the borrower under the Hillside Terrace Mortgage Note to pay amounts contractually due, we placed this loan on nonaccrual status. During the fourth quarter of 2011, we determined it was likely that the borrower would be able to complete a discounted repayment of the Hillside Terrace Mortgage Note for $8.3 million and therefore the $3.0 million excess of the repayment amount over our investment in the Hillside Terrace Mortgage Note was recorded as interest income in December 2011. In addition, we paid a $1.4 million fee to an unaffiliated third party for its assistance in acquiring and ultimately collecting on the Hillside Terrace Mortgage Note.
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
Income Taxes
We are organized to qualify as a REIT and we will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
For income tax purposes, we are the surviving taxpayer of the Separation. Accordingly, tax positions taken by Old Sun prior to the Separation will remain our obligations after the Separation. However, under an agreement with Sun relating to tax allocation matters, Sun is responsible for and will indemnify us against, among other things, federal, state and local taxes related to periods prior to the Separation to the extent the deferred tax assets allocated to us as part of the Separation are not sufficient and/or cannot be utilized to satisfy these taxes. After the 2010 tax year, we and Sun have agreed, to the extent allowable by applicable law, to allocate all net operating loss attributes generated in prior years to Sun. In addition, Sun will generally have the right to control the conduct and disposition of any tax audits or other proceedings with regard to such periods, and will be entitled to any refund or credit for such periods.
We evaluate our tax positions using a two-step approach: step one (recognition) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. We will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.

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

Unaudited Pro Forma Financial Data
The following reflects the unaudited pro forma consolidated income statement of Sabra for the year ended December 31, 2010 as if the Separation and REIT Conversion Merger and the offering of the Senior Notes had occurred on January 1, 2010. The pro forma adjustments represent revenues and expenses to reflect the pro forma consolidated performance for the year ended December 31, 2010 and are necessary in order to develop the pro forma financial information consistent with the requirements of the SEC. The actual results reported in periods following the Separation may differ significantly from those reflected in this pro forma consolidated income statement for a number of reasons, including differences between the assumptions used to prepare these pro forma amounts and actual amounts. In addition, no adjustments have been made to the unaudited pro forma consolidated income statement for non-recurring items related to the Separation. As a result, the pro forma financial information does not purport to be indicative of what the results of operations would have been had the Separation been completed on January 1, 2010. The unaudited pro forma consolidated income statement does not purport to project the future results of operations after giving effect to the Separation.

SABRA HEALTH CARE REIT, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
For the Year Ended December 31, 2010
(in thousands)

	Actual Results from the Separation Date to December 31, 2010	Pro Forma Adjustments	Pro Forma for the Year Ended December 31, 2010
Revenues:
Rental income	$8,781	$61,464	$70,245
Interest income	14	—	14
Total revenues	8,795	61,464	70,259
Expenses:
Depreciation and amortization	3,134	21,082	24,216
Interest	3,859	26,659	30,518
General and administrative	1,553	8,082	9,635
Total expenses	8,546	55,823	64,369
Income before income taxes	249	5,641	5,890
Income tax expense	242	(242)	—
Net income	$7	$5,883	$5,890
Results of Operations
Sabra began operating as a separate company following the Separation and REIT Conversion Merger, which was completed on November 15, 2010, which we refer to as the Separation Date. The following is a discussion of our results of operations for the year ended December 31, 2011 compared to our pro forma results of operations for the year ended December 31, 2010.

Comparison of results of operations for the year ended December 31, 2011 and pro forma results of operations for the year ended December 31, 2010 (dollars in thousands):

	Actual for the Year Ended December 31, 2011	Pro Forma for the Year Ended December 31, 2010	Variance	Percentage Difference
Rental income	$80,678	$70,245	$10,433	15%
Interest income	3,547	14	3,533	NM
Depreciation and amortization	26,591	24,216	2,375	10%
Interest	30,319	30,518	(199)	(1)%
General and administrative	14,473	9,635	4,838	50%
Rental Income
During the year ended December 31, 2011, we recognized $80.7 million of rental income, compared to $70.2 million on a pro forma basis for the year ended December 31, 2010. The increase during the year ended December 31, 2011 primarily resulted from the recognition of $10.3 million of rental income from the acquisitions of the Cadia Portfolio, Texas Regional Medical Center at Sunnyvale, the Aurora Portfolio, the Encore Portfolio, Oak Brook Health Care Center and Creekside Senior Living, which were completed in 2011. Amounts due under the terms of all of our lease agreements are subject to contractual increases and there is no contingent rental income that may be derived from our properties.
Interest Income
During the year ended December 31, 2011, we recognized $3.5 million of interest income compared to $14,000 recognized on a pro forma basis for the year ended December 31, 2010. Interest income during the year ended December 31, 2011 consisted primarily of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011. Included in interest income is $3.0 million that we recognized in connection with the repayment of the Hillside Terrace Mortgage Note on December 5, 2011, representing the difference between our $5.3 million investment in the Hillside Terrace Mortgage Note and the repayment amount of $8.3 million.

Depreciation and Amortization
During the year ended December 31, 2011, we incurred depreciation and amortization expense of $26.6 million compared to $24.2 million on a pro forma basis for the year ended December 31, 2010. The increase during the year ended December 31, 2011 resulted from the recognition of $2.6 million of depreciation and amortization expense from the acquisitions of the Cadia Portfolio, Texas Regional Medical Center at Sunnyvale, the Aurora Portfolio, the Encore Portfolio, Oak Brook Health Care Center and Creekside Senior Living, which were completed in 2011. As a result of these acquisitions, we expect annual depreciation and amortization expense to increase by approximately $3.3 million over the depreciation and amortization expense recognized for the year ended December 31, 2011.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2011, we incurred $30.3 million of interest expense. On a pro forma basis for the year ended December 31, 2010, interest expense was $30.5 million. See “—Liquidity and Capital Resources” below for more information.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the year ended December 31, 2011, general and administrative expenses were $14.5 million. The majority of our general and administrative expenses were comprised of compensation and benefit expenses totaling $6.8 million, including stock-based compensation expense for our employees and board members totaling $4.6 million and employee salaries and benefits of $2.2 million. Also included in general and administrative expenses for the year ended December 31, 2011 were $3.2 million of acquisition pursuit costs and $1.4 million in expenses related to purchase and repayment of the Hillside Terrace Mortgage Note. On a pro forma basis for the year ended December 31, 2010, general and administrative expenses were $9.6 million, which excludes actual one-time start-up costs totaling $0.3 million, any acquisition pursuit costs and stock-based compensation accrual estimate adjustments. Pro forma compensation and benefit expenses for the year ended December 31, 2010 totaled $6.8 million, including stock-based compensation for employees and board members totaling $4.8 million and employee salaries and benefits of $2.0 million. We do not expect to incur start-up costs in future periods. We expect acquisition pursuit costs will fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations ("AFFO") (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the year ended December 31, 2011 and for the period from the Separation Date to December 31, 2010, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31, 2011	Period from November 15, 2010 to December 31, 2010
Net income	$12,842	$7
Depreciation and amortization of real estate assets	26,591	3,134

FFO	39,433	3,141

Acquisition pursuit costs	3,218	—
Stock-based compensation	4,600	335
Straight-line rental income adjustments	(2,092)	—
Amortization of deferred financing costs	1,998	230

AFFO	$47,157	$3,706

FFO per diluted common share	$1.31	$0.12

AFFO per diluted common share	$1.55	$0.14

Weighted average number of common shares outstanding, diluted:
FFO	30,171,225	25,186,988

AFFO	30,399,132	25,645,131

Set forth below is additional information related to certain other items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Income:

•	Interest income of $3.0 million and $1.4 million of expenses as a result of the repayment of the Hillside Terrace Mortgage Note on December 5, 2011;

•
General and administrative expense of $0.3 million and $0.1 million related to one-time start-up costs incurred during the year ended December 31, 2011 and from the Separation Date through December 31, 2010, respectively; and

•
General and administrative expense of $0.4 million during the period from the Separation Date through December 31, 2010 related to a one-time bonus paid to Mr. Matros, our president and chief executive officer, in December 2010.

Liquidity and Capital Resources
We believe that our available cash, operating cash flows and borrowings available to us under the Amended Secured Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes, mortgage indebtedness on our properties, and dividend requirements for the next twelve months. The completion of our equity offering in August 2011, which raised net proceeds, before expenses, of $163.9 million, provided us with additional liquidity for the acquisition of the Cadia Portfolio, future acquisitions and for general corporate purposes. We have also filed with the SEC a shelf registration statement on Form S-3, which became effective on October 31, 2011, that will allow us to issue up to $500.0 million in new securities.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under the Amended Secured Revolving Credit Facility, future borrowings or the proceeds from additional issuances of common stock, debt or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
In connection with the Separation and REIT Conversion Merger, we completed two significant debt financing transactions, as described below under “—Loan Agreements.” As of December 31, 2011, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $157.9 million on certain of our properties. In addition, as of December 31, 2011, we had $100.0 million available for borrowing under the secured revolving credit facility, which amount was increased to $200.0 million as of February 10, 2012 pursuant to the Amended Secured Revolving Credit Facility.
Although we are subject to restrictions on our ability to incur indebtedness under the indenture governing the Senior Notes and under the terms of the Amended Secured Revolving Credit Facility, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that in the future we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Cash Flows from Operating Activities
Net cash provided by operating activities was $44.7 million and $6.6 million for the year ended December 31, 2011 and for the period from the Separation Date through December 31, 2010, respectively. This was derived primarily from the rental payments received under the lease agreements with subsidiaries of Sun, rental payments from our other tenants following the date of our acquisition of the underlying property we are leasing to them and interest from the Hillside Terrace Mortgage Note, which was repaid on December 5, 2011. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investment acquisitions.

Cash Flows from Investing Activities
During the year ended December 31, 2011, net cash used in investing activities was $204.6 million and consisted primarily of $204.5 million used in the acquisitions of the Texas Regional Medical Center at Sunnyvale, the Oak Brook Health Care Center, the Cadia Portfolio, the Aurora Portfolio, the Encore Portfolio and Creekside Senior Living. We expect to have significant cash flows used in investing activities to increase as a result of anticipated future real estate investment acquisitions.

Cash Flows from Financing Activities
During the year ended December 31, 2011, net cash provided by financing activities was $127.9 million and consisted of $163.2 million from the issuance of common stock, partially offset by $31.6 million of dividends paid to common stockholders, $3.0 million of principal repayments of mortgage notes payable and $0.7 million of payments for deferred financing costs.
Loan Agreements
8.125% Senior Notes due 2018. On October 27, 2010, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), issued the Senior Notes in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium. In March 2011, the Issuers completed an exchange offer to exchange the Senior Notes for substantially identical 8.125% senior unsecured notes registered under the Securities Act of 1933, as amended (also referred to herein as the “Senior Notes”).
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 13, "Summarized Condensed Consolidating Information," in the Notes to Condensed Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of December 31, 2011, we were in compliance with all applicable financial covenants under the Senior Notes.
Secured Revolving Credit Facility. On November 3, 2010, the Borrowers entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by us and certain of our subsidiaries. This credit facility provided for up to a $100.0 million secured revolving credit facility. As of December 31, 2011, there were no amounts outstanding on the secured revolving credit facility and as of December 31, 2011, we were in compliance with all applicable financial covenants under the secured revolving credit facility.
On February 10, 2012, the Borrowers entered into the Amended Secured Revolving Credit Facility to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability up to an additional $150.0 million, subject to certain terms and conditions. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Amended Secured Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. The entire $200.0 million was available for borrowing under the Amended Secured Revolving Credit Facility as of the amendment date. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 2.00% to 3.00% per annum for borrowings at the Base Rate and 3.00% to 4.00% per annum for LIBOR based borrowings. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires that we, through the Borrowers, comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement.

Mortgage Indebtedness
Of our 97 properties, 26 are subject to mortgage indebtedness to third parties that, as of December 31, 2011, totaled approximately $157.9 million. As of December 31, 2011 and December 31, 2010, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of December 31, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at December 31, 2011	Maturity Date
Fixed Rate	$98,739	$100,610	6.29%	August 2015 - June 2047
Variable Rate(1)	59,159	60,315	5.50%	August 2015
	$157,898	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2011 and December 31, 2010.
Capital Expenditures
For the year ended December 31, 2011 and for the period from the Separation Date through December 31, 2010, our aggregate capital expenditures were $9,000 and $94,000, respectively, which were primarily for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2012 will be less than $250,000, which will principally be for corporate office needs.
Dividends
We paid dividends of $31.6 million during the year ended December 31, 2011. On February 29, 2012, our board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on March 30, 2012 to stockholders of record as of March 15, 2012.

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
On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which became effective October 1, 2011. Based on the final rule, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be 11.1%. On January 4, 2012, Sun issued a press release announcing its 2012 financial outlook and guidance, in which Sun stated that it expected the net impact of the final rule in 2012 to be between $40 million to $45 million after mitigation strategies were implemented to partially offset the impact of the CMS final rule. Based on Sun's expected 2012 consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) of between $222.0 million and $228.0 million and expected consolidated rents across all of its facilities totaling $148.0 million, Sun's expected 2012 consolidated EBITDAR coverage would be between 1.50x and 1.54x (Sun's expected 2012 consolidated EBITDAR coverage would be between 1.46x and 1.50x before eliminating assets Sun expects to transition to held for sale status in 2012). In addition to Sun, other tenants have undertaken cost and patient mix mitigation activities intended to partially offset the impact of the CMS final rule. Although there has been no negative impact on our tenants' ability to pay their lease obligations to date, if Sun and our other skilled nursing facility tenants are unable to mitigate the impact of the CMS final rule as expected, this may have an adverse impact on their business and financial results, which will adversely affect our business, financial position or results of operations if they are unable to timely make their rental payments to us.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our approximately $157.9 million of mortgage indebtedness to third parties on certain of our properties as of December 31, 2011 (in thousands):

		Payments Due During the Years Ended December 31,
	Total	2012	2013	2014	2015	2016	After 2016
Mortgage indebtedness(1)	$242,629	$12,683	$12,680	$12,678	$93,170	$5,333	$106,085
Senior Notes(2)	352,968	18,281	18,281	18,281	18,281	18,281	261,563
Operating lease	364	87	91	95	91	—	—
Total	$595,961	$31,051	$31,052	$31,054	$111,542	$23,614	$367,648

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $84.7 million, of which $11.6 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $128.0 million.

Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. The majority of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages.
Off-Balance Sheet Arrangements
None.
Recently Issued Accounting Standards Updates
See Note 2 to the Consolidated Financial Statements in this report for a discussion of recently issued accounting standards.
Quarterly Financial Data
The following table presents our quarterly financial data. This information has been prepared on a basis consistent with that of our audited consolidated financial statements. Our quarterly results of operations for the periods presented are not necessarily indicative of future results of operations. This unaudited quarterly data should be read together with the accompanying consolidated financial statements and related notes thereto (in thousands, except share and per share amounts).

	Period from November 15, 2010 to December 31, 2010	For the Year Ended December 31, 2011
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$8,795	$17,601	$18,805	$21,470	$26,349
Net income	7	1,248	2,087	2,344	7,163
Net income per common share-basic	—	0.05	0.08	0.07	0.19
Net income per common share-diluted	—	0.05	0.08	0.07	0.19

Other data
Cash flows provided by operations	$6,592	$12,458	$5,470	$16,581	$10,196
Cash flows provided by (used in) investing activities	67,118	(5,415)	(74,019)	(113,700)	(11,452)
Cash flows provided by (used in) financing activities	523	(1,066)	(8,207)	150,082	(12,911)
Weighted-average number of common shares outstanding, basic	25,110,936	25,136,140	25,154,284	32,986,657	36,965,431
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	25,186,988	25,211,585	25,226,179	33,049,621	37,052,574
AFFO	25,645,131	25,694,787	25,480,729	33,320,262	37,248,402
FFO(1)	$3,141	$7,334	$8,377	$9,194	$14,528
Diluted FFO per common share(1)	0.12	0.29	0.33	0.28	0.39
AFFO(1)	3,706	9,058	10,308	12,529	15,262
Diluted AFFO per common share(1)	0.14	0.35	0.40	0.38	0.41

Reconciliation of FFO and AFFO
Net income	$7	$1,248	$2,087	$2,344	$7,163
Add:
Depreciation of real estate assets	$3,134	$6,086	$6,290	$6,850	$7,365

FFO	$3,141	$7,334	$8,377	$9,194	$14,528

Acquisition pursuit costs	—	87	224	2,643	264
Stock-based compensation	335	1,142	1,335	771	1,351
Straight-line rental income adjustments	—	—	(128)	(591)	(1,372)
Amortization of deferred financing costs	230	495	500	512	491

AFFO	$3,706	$9,058	$10,308	$12,529	$15,262

(1)
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined by NAREIT, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments and amortization of acquired above/below market lease intangibles), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “-Results of Operations-Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of December 31, 2011, this indebtedness included the $225.0 million aggregate principal amount of Senior Notes outstanding and $157.9 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. Approximately $59.2 million of our outstanding mortgage indebtedness as of December 31, 2011 has a variable interest rate. In addition, as of December 31, 2011, we also had $100 million available for borrowing under our secured credit facility (which amount increased to $200 million following the amendment of the secured revolving credit facility on February 10, 2012), although we did not have any amounts outstanding under the secured revolving credit facility as of December 31, 2011 or as of the date of our amendment of the credit facility. From time to time, however, we may borrow under the secured revolving credit facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the secured revolving credit facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary.
In addition, an increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of December 31, 2011, interest expense would increase $0.2 million for the twelve months following December 31, 2011. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2011 based on the maturity dates (dollars in thousands):

	Maturity
	2012	2013	2014	2015	2016	Thereafter	Total Book Value(1)	Total Fair Value
Mortgage Indebtedness
Fixed rate	$1,994	$2,142	$2,292	$30,742	$1,689	$59,880	$98,739	$113,940
Weighted average interest rate	6.34%	6.32%	6.31%	6.20%	5.99%	5.66%	6.29%
Variable rate	$1,210	$1,286	$1,357	$55,306	$—	$—	$59,159	$58,889
Weighted average interest rate	5.50%	5.50%	5.50%	5.50%	—%	—%	5.50%
Senior Unsecured Notes	$—	$—	$—	$—	$—	$225,000	$225,000	$227,813
Weighted average interest rate	—%	—%	—%	—%	—%	8.13%	8.13%

(1)	Total book value of mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2011.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this 10-K. See also "Item 7. Management's Discussion and Analysis—Quarterly Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a−15(f) and 15d−15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ("COSO") Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found in the About Sabra-Corporate Governance section of our website at www.sabrahealth.com. Waivers from, and amendments to, our Code of Conduct and Ethics that apply to our directors, executive officers or persons performing similar functions will be timely posted in the About Sabra-Corporate Governance section of our website at www.sabrahealth.com.

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedule
The following financial statement schedule is included herein at pages F-34 through F-38 of this report:
Schedule III-Real Estate Assets and Accumulated Depreciation

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST
Ex.	Description

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

10.5.1
First Amendment to Credit Agreement, dated February 10, 2012, among Sabra Health Care Limited Partnership, Sabra Idaho, LLC, Sabra California II, LLC, Oakhurst Manor Nursing Center LLC, Sunset Point Nursing Center LLC, Sabra New Mexico, LLC, Sabra Ohio, LLC, Sabra Kentucky, LLC, Sabra NC, LLC, Sabra Connecticut II LLC, West Bay Nursing Center LLC, Orchard Ridge Nursing Center LLC, Connecticut Holdings I LLC, Sabra Health Care Delaware, LLC, Sabra Texas Properties, L.P., as Borrowers, Sabra Health Care REIT, Inc., as REIT Guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on February 14, 2012).

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

10.12+
Sabra Health Care REIT, Inc. Directors' Compensation Policy (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

12.1*	Statement Re: Computation of Ratios of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Designates a management compensation plan, contract or arrangement.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders
Sabra Health Care REIT, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sabra Health Care REIT, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from November 15, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Irvine, California
March 1, 2012

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010

Assets
Real estate investments, net of accumulated depreciation of $108,916 and $88,701 as of December 31, 2011 and 2010, respectively	$658,377	$482,297
Cash and cash equivalents	42,250	74,233
Restricted cash	6,093	4,716
Deferred tax assets	25,540	26,300
Prepaid expenses, deferred financing costs and other assets	17,390	12,013
Total assets	$749,650	$599,559
Liabilities and stockholders’ equity
Mortgage notes payable	$158,398	$161,440
Senior unsecured notes payable	225,000	225,000
Accounts payable and accrued liabilities	14,139	9,286
Tax liability	25,540	26,300
Total liabilities	423,077	422,026
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,891,712 and 25,061,072 shares issued and outstanding as of December 31, 2011 and 2010, respectively	369	251
Additional paid-in capital	344,995	177,275
Cumulative distributions in excess of net income	(18,791)	7
Total stockholders’ equity	326,573	177,533
Total liabilities and stockholders’ equity	$749,650	$599,559
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31, 2011	Period from November 15, 2010 to December 31, 2010
Revenues:
Rental income	$80,678	$8,781
Interest income	3,547	14

Total revenues	84,225	8,795

Expenses:
Depreciation and amortization	26,591	3,134
Interest	30,319	3,859
General and administrative	14,473	1,553

Total expenses	71,383	8,546

Income before income taxes	12,842	249

Income tax expense	—	242

Net income	$12,842	$7

Net income per common share, basic	$0.43	$—

Net income per common share, diluted	$0.43	$—

Weighted-average number of common shares outstanding, basic	30,109,417	25,110,936

Weighted-average number of common shares outstanding, diluted	30,171,225	25,186,988

Dividends per common share	$0.96	$—

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Separation and REIT Conversion
Merger, November 15, 2010	25,061,072	$251	$176,940	$—	$177,191
Net income	—	—	—	7	7
Amortization of stock based compensation	—	—	335	—	335
Balance, December 31, 2010	25,061,072	251	177,275	7	177,533
Net income	—	—	—	12,842	12,842
Amortization of stock based compensation	—	—	4,600	—	4,600
Stock issuance	11,830,640	118	163,120	—	163,238
Common dividends ($0.96 per share)	—	—	—	(31,640)	(31,640)
Balance, December 31, 2011	36,891,712	$369	$344,995	$(18,791)	$326,573
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2011	Period from November 15, 2010 to December 31, 2010
Cash flows from operating activities:
Net income	$12,842	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,591	3,134
Amortization of deferred financing costs	1,998	230
Stock-based compensation expense	4,600	335
Amortization of premium on notes payable	(15)	(2)
Deferred taxes	—	242
Straight-line rental income adjustments	(2,092)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,035)	(609)
Accounts payable and accrued liabilities	5,695	3,276
Restricted cash	(3,879)	(21)

Net cash provided by operating activities	44,705	6,592

Cash flows from investing activities:
Cash received in the Separation	—	67,134
Acquisitions of real estate	(204,500)	—
Acquisition of note receivable	(5,348)	—
Additions to corporate furniture, fixtures and equipment	(86)	(16)
Repayment of note receivable	5,348	—

Net cash (used in) provided by investing activities	(204,586)	67,118

Cash flows from financing activities:
Proceeds from mortgage notes payable	—	10,000
Payment of Separation-related obligations	—	(9,081)
Principal payments on mortgage notes payable	(3,027)	(235)
Payments of deferred financing costs	(677)	(161)
Issuance of common stock	163,242	—
Dividends paid	(31,640)	—

Net cash provided by financing activities	127,898	523

Net (decrease) increase in cash and cash equivalents	(31,983)	74,233
Cash and cash equivalents, beginning of period	74,233	—

Cash and cash equivalents, end of period	$42,250	$74,233

Supplemental disclosure of cash flow information:
Interest paid	$28,557	$760

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations upon completion of the Separation and REIT Conversion Merger (discussed below) on November 15, 2010 (the “Separation Date”). Sabra is organized to qualify as a real estate investment trust (“REIT”) and will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of December 31, 2011, Sabra’s investment portfolio included 97 properties (consisting of (i) 76 skilled nursing facilities, (ii) ten combined skilled nursing, assisted living and independent living facilities, (iii) six assisted living facilities, (iv) two mental health facilities, (v) one independent living facility, (vi) one continuing care retirement community, and (vii) one acute care hospital).
Separation and REIT Conversion Merger
On May 24, 2010, Old Sun announced its intention to restructure its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and SHG Services Inc. (which has been renamed “Sun Healthcare Group, Inc.” or “Sun”). In order to effect the restructuring, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of common stock of Sun (this distribution is referred to as the “Separation”), together with an additional cash distribution. Immediately following the Separation, Old Sun merged with and into Sabra, with Sabra surviving the merger and Old Sun stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun common stock (this merger is referred to as the “REIT Conversion Merger”). Effective November 15, 2010, the Separation and REIT Conversion Merger were completed and Sabra and Sun began operations as separate companies.
Following the Separation, Sun, through its subsidiaries, continued the business and operations of Old Sun and its subsidiaries. Sabra did not operate prior to the Separation. Immediately following the Separation, subsidiaries of Sabra owned substantially all of Old Sun’s owned real property. The owned real property held by subsidiaries of Sabra following the Separation includes fixtures and certain personal property associated with the real property. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of Sun at the time of the Separation. At the time of the Separation, the balance sheet of Sabra included the owned real property and mortgage indebtedness to third parties on the real property as well as indebtedness incurred by Sabra prior to completion of the Separation. The statements of income and cash flows of Sabra consist solely of its operations after the Separation. The Separation was accounted for as a reverse spinoff. Accordingly, Sabra’s assets and liabilities are recorded at the historical carrying values of Old Sun.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly-owned subsidiaries as of and for the year ended December 31, 2011 and as of December 31, 2010 and for the period from the Separation Date through December 31, 2010. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition
The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term.
Real Estate Investments
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of lease intangibles are included in depreciation and amortization in the accompanying consolidated statements of operations. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years.
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company did not record any impairment loss on its real estate investments during the period from the Separation Date through December 31, 2011.

Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments, net on the accompanying consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2011, the Company completed eleven business combinations and expensed $3.2 million of acquisition pursuit costs, which is included in general and administrative expense on the accompanying consolidated statements of income.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Investment in Hillside Terrace Mortgage Note
Generally, interest contractually due under a loan is recognized on an accrual basis and any acquisition premiums or discounts are amortized over the term of the loan as an adjustment to interest income. However, when concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine the collection of interest according to the contractual terms of the loan is probable, the Company will resume the accrual of interest and amortization of acquisitions premiums or discounts as an adjustment to interest income. On March 25, 2011, the Company purchased, at a discount, a defaulted mortgage note (“Hillside Terrace Mortgage Note”) secured by a combined assisted living, independent living and memory care facility located in Ann Arbor, Michigan, for $5.3 million. Initially, due to significant uncertainty as to the ability of the borrower under the Hillside Terrace Mortgage Note to pay amounts contractually due, the Company placed this loan on nonaccrual status. During the fourth quarter of 2011, the Company determined it was likely that the borrower would be able to complete a discounted repayment of the Hillside Terrace Mortgage Note for $8.3 million and therefore the $3.0 million excess of the repayment amount over its investment in the Hillside Terrace Mortgage Note was recorded as interest income in December 2011. In addition, the Company paid a $1.4 million fee to an unaffiliated third party for its assistance in acquiring and ultimately collecting on the Hillside Terrace Mortgage Note.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company's cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company's cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2011. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits all funds.
Restricted Cash
Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company's leases with Sun, the Company has assigned its interests in certain of these restricted cash accounts to Sun and this amount is included in accounts payable and accrued liabilities on the Company's consolidated balance sheet. As of December 31, 2011 and 2010, restricted cash totaled $6.1 million and $4.7 million, respectively, and restricted cash obligations totaled $5.4 million and $4.4 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra's employees and its non-employee directors are recognized in the statements of income based on their estimated grant date fair value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

Deferred Financing Costs
Deferred financing costs representing fees paid to third parties to obtain financing are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2011 and 2010, the Company's deferred financing costs were included in prepaid expenses, deferred financing costs and other assets on the accompanying consolidated balance sheets and totaled $9.4 million and $10.8 million, respectively, net of amortization.
Income Taxes
The Company is organized as a REIT and will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company's net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
For income tax purposes, the Company is the surviving taxpayer of the Separation. Accordingly, tax positions taken by Old Sun prior to the Separation will remain the Company's obligations after the Separation. However, under an agreement with Sun relating to tax allocation matters (the “Tax Allocation Agreement”), Sun is responsible for and will indemnify the Company against, among other things, federal, state and local taxes related to periods prior to the Separation to the extent the deferred tax assets allocated to the Company as part of the Separation are not sufficient and/or cannot be utilized to satisfy these taxes. After the 2010 tax year, the Company and Sun have agreed, to the extent allowable by applicable law, to allocate all net operating loss attributes generated in prior years to Sun. In addition, Sun will generally have the right to control the conduct and disposition of any tax audits or other proceedings with regard to such periods, and will be entitled to any refund or credit for such periods.

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
The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company's estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).
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

Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 12 "Earnings Per Common Share" to the Consolidated Financial Statements.
Industry Segments
The Company has one reportable segment consisting of investments in healthcare-related real estate properties.
Beds, Units and Other Measures
The number of beds, units and other measures used to describe the Company's real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

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
At the time of the Separation, the balance sheet of Sabra included 86 owned real property assets, allocated cash from Old Sun, mortgage indebtedness to third parties on 26 of the real property assets, as well as unsecured indebtedness incurred prior to and in connection with completion of the Separation. The statements of income, stockholders' equity and cash flows of Sabra consist solely of its operations after the Separation. The Separation was accounted for as a reverse spinoff. Accordingly, the assets and liabilities of Sabra are recorded based on the historical carrying values of Old Sun. The historical consolidated financial statements of Old Sun became the historical consolidated financial statements of Sun at the time of the Separation. The following table summarizes the balance sheet of the Company immediately following the Separation and REIT Conversion Merger on November 15, 2010, the Separation Date (in thousands, except share and per share amounts):

Assets:
Real estate investments, net of accumulated depreciation of $85,567	$485,337
Cash and cash equivalents	67,134
Restricted cash	5,527
Deferred tax assets	26,542
Prepaid expenses, deferred financing costs and other assets	11,383

Total assets	$595,923

Liabilities:
Mortgage notes payable	$151,678
Senior unsecured notes payable	225,000
Accounts payable and accrued liabilities	15,754
Tax liability	26,300

Total liabilities	$418,732

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of November 15, 2010	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of November 15, 2010	251
Additional paid-in capital	176,940

Total stockholders' equity	177,191

Total liabilities and stockholders' equity	$595,923

4.	ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2011, the Company acquired the following properties (in thousands):

							Intangibles
Property	Type	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
Texas Regional Medical Center at Sunnyvale	Acute Care Hospital	Sunnyvale	TX	May 3, 2011	$4,020	$57,620	$970	$90	$62,700
Oak Brook Health Care Center	Skilled Nursing Facility	Whitehouse	TX	June 30, 2011	1,433	9,643	183	41	11,300
Broadmeadow Healthcare	Skilled Nursing Facility	Middletown	DE	August 1, 2011	1,650	21,730	350	70	23,800
Capitol Healthcare	Skilled Nursing Facility	Dover	DE	August 1, 2011	4,940	15,500	300	60	20,800
Pike Creek Healthcare	Skilled Nursing Facility	Wilmington	DE	August 1, 2011	2,460	25,240	410	90	28,200
Renaissance Healthcare	Skilled Nursing Facility	Millsboro	DE	August 1, 2011	1,640	22,620	360	80	24,700
Honey Hill Care Center	Skilled Nursing Facility	Norwalk	CT	September 30, 2011	1,722	6,125	122	31	8,000
Manokin Manor Nursing & Rehabilitation Center	Skilled Nursing Facility	Princess Anne	MD	September 30, 2011	1,953	7,811	195	41	10,000	(1)
Wesley Woods Alzheimer's Care Center	Skilled Nursing Facility	Abilene	TX	November 1, 2011	883	7,642	144	31	8,700	(1)
Windcrest Alzheimer's Care Center	Skilled Nursing Facility	Waco	TX	November 1, 2011	800	4,589	91	20	5,500
Creekside Senior Living	Assisted Living Facility	Green Bay	WI	November 22, 2011	257	2,292	41	10	2,600
					$21,758	$180,812	$3,166	$564	$206,300
(1) Includes $1.8 of deferred purchase price included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The tenant origination and absorption costs intangibles and tenant relationship intangibles acquired in connection with these acquisitions have weighted-average amortization periods with ranges of 10 to 25 years and 20 to 35 years, respectively.
For the year ended December 31, 2011, the Company recognized $10.3 million of total revenues from these properties.

5.	REAL ESTATE INVESTMENTS

The Company’s investments in real estate consisted of the following (dollars in thousands):
As of December 31, 2011

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	76	8,646	$582,609	$(83,235)	$499,374
Multi-License Designation	10	1,389	80,350	(16,850)	63,500
Assisted Living	6	426	26,223	(4,540)	21,683
Mental Health	2	82	971	(429)	542
Independent Living	1	49	8,008	(1,104)	6,904
Continuing Care Retirement Community	1	215	7,253	(1,552)	5,701
Acute Care Hospital	1	70	61,640	(1,154)	60,486
	97	10,877	767,054	(108,864)	658,190
Corporate Level			239	(52)	187
			$767,293	$(108,916)	$658,377
As of December 31, 2010

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing	67	7,501	$448,974	$(67,457)	$381,517
Multi-License Designation	10	1,389	81,245	(14,597)	66,648
Assisted Living	5	367	24,094	(4,053)	20,041
Mental Health	2	82	998	(370)	628
Independent Living	1	49	8,022	(875)	7,147
Continuing Care Retirement Community	1	215	7,435	(1,349)	6,086
	86	9,603	570,768	(88,701)	482,067
Corporate Level			230	—	230
			$570,998	$(88,701)	$482,297

	December 31, 2011	December 31, 2010
Building and improvements	$626,877	$460,097
Furniture and equipment	44,045	36,225
Land improvements	4,640	4,703
Land	91,731	69,973
	767,293	570,998
Accumulated depreciation	(108,916)	(88,701)
	$658,377	$482,297
Operating Leases
All of the Company’s real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years. As of December 31, 2011, the leases have a weighted-average remaining term of 12 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $0.7 million as December 31, 2011. There were no security deposits held as of December 31, 2010.

As of December 31, 2011, 86 of the Company's 97 real estate properties were leased to subsidiaries of Sun. For further discussion of the Company’s tenant and revenue concentration, see “Note 15. Commitments and Contingencies—Concentration of Credit Risk.”
As of December 31, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

2012	$94,632
2013	94,632
2014	94,632
2015	94,632
2016	94,632
Thereafter	643,085

$1,116,245

6.	TENANT ORIGINATION AND ABSORPTION COSTS AND TENANT RELATIONSHIP

As of December 31, 2011, the Company’s tenant origination and absorption costs and tenant relationship assets are as follows (in thousands):

	Tenant Origination and Absorption Costs	Tenant Relationship
Cost	$3,166	$564
Accumulated amortization	(75)	(7)

Net amount	$3,091	$557

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs and tenant relationship assets for the year ended December 31, 2011 are as follows (in thousands):

	Year Ended December 31, 2011
	Tenant Origination and Absorption Costs	Tenant Relationship

Amortization	$(75)	$(7)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2011 will be amortized for the years ending December 31 as follows:

	Tenant Origination and Absorption Costs	Tenant Relationship

2012	$187	$20
2013	187	20
2014	187	20
2015	187	20
2016	187	20
Thereafter	2,156	457

	$3,091	$557

Weighted-Average Remaining Amortization Period	18.0 years	29.2 years

7.	DEBT

Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of December 31, 2011 (2)	Principal Outstanding as of December 31, 2010 (2)	Weighted Average Interest Rate at December 31, 2011	Maturity Date
Fixed Rate	$98,739	$100,610	6.29%	August 2015 - June 2047
Variable Rate(1)	59,159	60,315	5.50%	August 2015
	$157,898	$160,925

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2011 and 2010.
8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $225.0 million aggregate principal amount of senior, unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium. In March 2011, the Issuers completed an exchange offer to exchange the Senior Notes for substantially identical 8.125% senior unsecured notes registered under the Securities Act of 1933, as amended (also referred to herein as the “Senior Notes”).
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See "Note 13. Summarized Condensed Consolidating Information" for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of December 31, 2011, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company's subsidiaries.

The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. This credit facility provided for up to a $100.0 million secured revolving credit facility. As of December 31, 2011, there were no amounts outstanding on the Company's secured revolving credit facility and as of December 31, 2011, the Company was in compliance with all applicable financial covenants under the secured revolving credit facility. During the year ended December 31, 2011, the Company incurred $0.5 million of unused facility fees.

On February 10, 2012, the Borrowers amended the secured revolving credit facility (the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement ) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. The entire $200.0 million was available for borrowing under the Amended Secured Revolving Credit Facility as of the amendment date. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the amended credit agreement, and will range from 2.00% to 3.00% per annum for borrowings at the Base Rate and 3.00% to 4.00% per annum for LIBOR based borrowings. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement.
During the year ended December 31, 2011 and for the period from Separation Date through December 31, 2010, the Company incurred interest expense of $30.3 million and $3.9 million, respectively. Included in interest expense for the year ended December 31, 2011 and for the period from Separation Date through December 31, 2010, was $2.0 million and $0.2 million, respectively, of deferred financing costs amortization. As of December 31, 2011 and 2010, the Company had $4.0 million and $4.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2011 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes	Secured Revolving Credit Facility	Total
2012	$3,204	$—	$—	$3,204
2013	3,428	—	—	3,428
2014	3,649	—	—	3,649
2015	86,048	—	—	86,048
2016	1,689	—	—	1,689
Thereafter	59,880	225,000	—	284,880
	$157,898	$225,000	$—	$382,898

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of December 31, 2011.

8.FAIR VALUE DISCLOSURES

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
The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2011 and December 31, 2010 whose carrying amounts do not approximate their fair value:

	December 31, 2011			December 31, 2010
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial liabilities:
Senior Notes	225,000	225,000	227,813	225,000	225,000	232,313
Mortgage indebtedness	157,898	158,398	172,829	160,925	161,440	175,772

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
At December 31, 2011, the Company recorded the following transactions measured at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$206,300	$—	$—	$206,300
(1) Amount reflects acquisition date fair value of real estate acquired in 2011.

9.	EQUITY

Common Stock

On August 1, 2011, the Company completed an underwritten public offering of 11.7 million newly issued shares of its common stock pursuant to a registration statement filed with the Securities Exchange Commission ("SEC"), which became effective on July 26, 2011.  The Company received net proceeds, before expenses, of $163.9 million from the offering, after giving effect to the issuance and sale of all 11.7 million shares of common stock (which included 1.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments), at a price to the public of $14.75 per share.
The following is a summary of the Company’s other common stock issuances during the year ended December 31, 2011:

Exercise of stock options	45,657
Vesting of common stock units	54,983

The following table lists the cash dividends on common stock paid and declared by the Company during the year ended December 31, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
May 3, 2011	May 16, 2011	$0.32	June 2, 2011
August 2, 2011	August 15, 2011	$0.32	September 2, 2011
November 2, 2011	November 15, 2011	$0.32	December 2, 2011

Distributions with respect to the Company's common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of the Company's cash dividends on common stock per share during the year ended December 31, 2011:

Ordinary dividends	$0.7833
Return of capital	0.1767
0.9600
On February 29, 2012, the Company announced that its board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on March 30, 2012 to stockholders of record as of the close of business on March 15, 2012.

10.	STOCK-BASED COMPENSATION
Following the Separation and REIT Conversion Merger, on November 22, 2010, the Company granted time-based stock units (“Time-Based Units”), funds from operations-based stock units (“FFO Units”) and relative total stockholder return-based stock units (“TSR Units”) to each of its executive officers and employees. In addition, the Company's Chief Executive Officer, Richard K. Matros, held stock options and restricted stock units that were originally granted by Old Sun. These restricted stock units and stock options were assumed by the Company following the Separation and REIT Conversion Merger (the “Carry-Over Units” and the “Carry-Over Options,” respectively). However, in light of the Company's expected status as a REIT and the expectation of the Company's dividend payments, the economic value of the Carry-Over Options was deemed to be diminished following the Separation and REIT Conversion Merger. Therefore, in addition to his initial equity award, on November 22, 2010, the Compensation Committee of the Company granted Mr. Matros additional time-based stock units to compensate him for the reduction in value of the Carry-Over Options that was caused by the Company's expected conversion to a REIT (the “Make-Whole Units”). Each stock unit subject to an award of Time-Based Units, FFO Units, TSR Units and Make-Whole Units represents the contractual right to receive one share of Sabra's common stock. All of these awards were granted under the Company's 2009 Performance Incentive Plan, and the awards are all subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company in the Separation and REIT Conversion Merger.
In addition to the above, on December 17, 2010, each non-employee director of the Company received an initial equity award (“Initial Board Award”) in connection with his appointment to the board of directors following the Separation and REIT Conversion Merger. Each non-employee director also received a pro-rata annual equity award on December 17, 2010 (“Annual Board Award”).

Stock Options
A summary of the option activity is presented in the following table (dollars in thousands, except per share amounts):

	Range of Per Share Exercise Price	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	$11.99 - 21.83	450,067	$17.65	3.91	$3,888
Granted	—	—	—
Exercised	11.99	(45,657)	11.99
Forfeited	—	—	—

Outstanding as of December 31, 2011	$12.34 - 21.83	404,410	$18.29	3.30	$3,530

Exercisable as of December 31, 2011	$12.34 - 21.83	268,695	$18.33	2.71	$2,403

The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $0.4 million. The Company received $0.5 million for the stock options exercised during the year ended December 31, 2011. No stock options were granted or exercised during the period from November 15, 2010 to December 31, 2010.
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance-based restricted stock unit is convertible into one share of common stock. The restricted stock units and performance-based restricted stock units are valued on the grant date based on the market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company's funds from operation ("FFO") differs from a target FFO amount for a period specified in each grant and will range from 0% to 200% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return ("TSR") of the Company's common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 150% of the TSR Units initially granted. Upon any payment of restricted stock units, the participant is required to pay the related tax withholding obligation. The 2009 Performance Incentive Plan provides that unless otherwise elected in advance by the participant, the Company will reduce the number of shares to be delivered to pay the related statutory tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company's common stock on the date the relevant transaction occurs.

The following table summarizes additional information concerning restricted stock units at December 31, 2011 (dollars in thousands, except per share amounts):

Restricted Stock Units	Unvested Units as of December 31, 2010	Granted	Vested	Unvested Units as of December 31, 2011	Aggregate Intrinsic Value of Unvested Units	Weighted Average Remaining Vesting Period as of December 31, 2011 (Months)
Time-Based Units	97,643	928	—	98,571	$1,700	46.5
FFO Units	97,639	927	—	98,566	1,700	36.0
TSR Units	97,642	927	—	98,569	1,635	36.0
Carry-Over Units	74,717	—	(31,144)	43,573	771	19.3
Make-Whole Units	86,878	—	(21,719)	65,159	1,124	34.5
Initial Board Award	8,752	—	(4,368)	4,384	80	11.4
Annual Board Award	5,104	9,612	(9,904)	4,812	80	5.4
	468,375	12,394	(67,135)	413,634	$7,090	35.9

Weighted Average Grant Date Fair Value Per Unit	$17.32	$16.74	$18.36	$17.14

The weighted average fair value per share at the date of grant for restricted stock units for the period from November 15, 2010 to December 31, 2010 was $17.12. The total fair value of units vested during the year ended December 31, 2011 was $1.2 million. No restricted stock units vested during the period from November 15, 2010 to December 31, 2010 or were forfeited during the year ended December 31, 2011.
The fair value of the TSR Units are estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility was based on historical volatility for the most recent 3-year period ending on the grant date for the Company and the selected peer companies, and calculated on a daily basis. The following are the key assumptions used in this valuation:

	2011	2010
Risk Free Interest Rate:	1.18%	0.72%
Expected Stock Price Volatility:	49.2%	50.4%
Expected Service Period:	2.7 years	3.0 years
Expected Dividend Yield (assuming full reinvestment):	—%	—%
During the year ended December 31, 2011 and the period from the Separation Date through December 31, 2010, the Company recognized $4.6 million and $0.3 million, respectively, in stock-based compensation expense related to the above awards.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant's eligible compensation. During the year ended December 31, 2011, the Company's matching contributions were approximately $27,000. There were no matching contributions during the period from the Separation Date through December 31, 2010.

11.	INCOME TAXES
The Company will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011 and, therefore, the Company did not incur any income tax expense during the year ended December 31, 2011. Taxable income generated during the period preceding this election is subject to federal and state income taxes. During the period from the Separation Date through December 31, 2010, the Company recognized $0.2 million of income tax expense as follows (in thousands):

Current	$—
Deferred	242

Total income tax expense	$242

Income tax expense for the period from the Separation Date through December 31, 2010 is reconciled to the amount computed by applying the corporate tax rate as follows (in thousands):

Tax at statutory rate on income before income taxes	$100
Other	142

Income tax expense	$242

The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elects to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the REIT Conversion Merger during the first ten years following the election to be taxed as a REIT. As of January 1, 2011, the built-in-gains tax associated with the Company's properties totaled approximately $145.8 million assuming a 40% corporate tax rate. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date, if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.
The following is a reconciliation of the Company's beginning and ending unrecognized tax benefits (in thousands):

Balance at the Separation Date	$26,300
Additions (reductions) based on prior years' tax positions	—
Additions (reductions) based on 2010 tax positions	—

Balance at December 31, 2010	$26,300
Additions (reductions) based on prior years' tax positions	(760)
Additions (reductions) based on 2011 tax positions	—

Balance at December 31, 2011	25,540

The Company does not anticipate that the balance in unrecognized tax benefits will change materially in fiscal year 2012. During the period from the Separation Date through December 31, 2011, neither the Company nor its subsidiaries were assessed interest or penalties by any major tax jurisdictions. There would be no effect on the Company's tax rate if the unrecognized tax benefits were to result in additional taxes owed due to the availability of net operating loss ("NOL") carryforwards. The NOL carryforwards are recorded as deferred tax assets and have expiration dates from 2019 through 2027. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005. For the years before 2007, these jurisdictions can, however, adjust NOL carryforwards from earlier years.

12.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the year ended December 31, 2011 and for the period from the Separation Date through December 31, 2010 (in thousands, except share and per share amounts):

	Year Ended December 31, 2011	Period from November 15, 2010 to December 31, 2010
Numerator
Net income	$12,842	$7

Denominator
Basic weighted average common shares	30,109,417	25,110,936
Dilutive stock options and restricted stock units	61,808	76,052

Diluted weighted average common shares	30,171,225	25,186,988

Basic earnings per common share	$0.43	$—

Diluted earnings per common share	$0.43	$—
The Carry-Over Units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the year ended December 31, 2011 and for the period from the Separation Date through December 31, 2010, approximately 0.2 million and 0.4 million restricted stock units, respectively, and options to purchase approximately 0.4 million and 0.3 million shares, respectively, were not included because they were anti-dilutive.

13.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offering of the Senior Notes by the Issuers in October 2010, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
A Guarantor will be automatically and unconditionally released from its obligations under the guarantees with respect to the Senior Notes in the event of:

•	Any sale of the subsidiary Guarantor or of all or substantially all of its assets;

•	A merger or consolidation of a subsidiary Guarantor with an issuer of the Senior Notes or another Guarantor, provided that the surviving entity remains a Guarantor;

•	A subsidiary Guarantor is declared "unrestricted" for covenant purposes under the Indenture;

•	The requirements for legal defeasance or covenant defeasance or to discharge the Indenture have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the Indenture, of a subsidiary Guarantor; and

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty.
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
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$187	$—	$474,256	$183,934	$—	$658,377
Cash and cash equivalents	41,736	—	—	514	—	42,250
Restricted cash	—	—	—	6,093	—	6,093
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	874	5,079	8,544	2,893	—	17,390
Intercompany	—	145,018	—	25,237	(170,255)	—
Investment in subsidiaries	313,181	391,131	23,611	—	(727,923)	—
Total assets	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$158,398	$—	$158,398
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	6,296	3,047	4,107	689	—	14,139
Tax liability	25,540	—	—	—	—	25,540
Intercompany	23,109	—	147,146	—	(170,255)	—
Total liabilities	54,945	228,047	151,253	159,087	(170,255)	423,077
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,891,712 shares issued and outstanding as of December 31, 2011	369	—	—	—	—	369
Additional paid-in capital	344,995	288,665	316,011	52,110	(656,786)	344,995
Cumulative distributions in excess of net income	(18,791)	24,516	39,147	7,474	(71,137)	(18,791)
Total stockholders’ equity	326,573	313,181	355,158	59,584	(727,923)	326,573
Total liabilities and stockholders’ equity	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$230	$—	$289,748	$192,319	$—	$482,297
Cash and cash equivalents	70,841	—	—	3,392	—	74,233
Restricted cash	—	—	—	4,716	—	4,716
Deferred tax assets	26,300	—	—	—	—	26,300
Prepaid expenses, deferred financing costs and other assets	662	5,471	2,261	3,619	—	12,013
Intercompany	—	—	5,635	6,953	(12,588)	—
Investment in subsidiaries	124,061	347,030	22,903	—	(493,994)	—
Total assets	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$161,440	$—	$161,440
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	5,673	3,440	81	92	—	9,286
Tax liability	26,300	—	—	—	—	26,300
Intercompany	12,588	—	—	—	(12,588)	—
Total liabilities	44,561	228,440	81	161,532	(12,588)	422,026
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2010	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 25,061,072 shares issued and outstanding as of December 31, 2010	251	—	—	—	—	251
Additional paid-in capital	177,275	122,281	316,786	48,670	(487,737)	177,275
Cumulative distributions in excess of net income	7	1,780	3,680	797	(6,257)	7
Total stockholders’ equity	177,533	124,061	320,466	49,467	(493,994)	177,533
Total liabilities and stockholders’ equity	$222,094	$352,501	$320,547	$210,999	$(506,582)	$599,559

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year December 31, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$55,447	$25,231	$—	$80,678
Interest income	64	—	3,479	4	—	3,547
Total revenues	64	—	58,926	25,235	—	84,225
Expenses:
Depreciation and amortization	53	—	18,144	8,394	—	26,591
Interest	—	18,913	1,333	10,073	—	30,319
General and administrative	9,905	1	4,476	91	—	14,473
Income in subsidiary	(22,736)	(41,650)	(493)	—	64,879	—
Total expenses	(12,778)	(22,736)	23,460	18,558	64,879	71,383
Net income	$12,842	$22,736	$35,466	$6,677	$(64,879)	$12,842
Net income per common share, basic						$0.43
Net income per common share, diluted						$0.43
Weighted-average number of common shares outstanding, basic						30,109,417
Weighted-average number of common shares outstanding, diluted						30,171,225

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Period from November 15, 2010 to December 31, 2010
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$5,635	$3,146	$—	$8,781
Interest income	12	—	—	2	—	14
Total revenues	12	—	5,635	3,148	—	8,795
Expenses:
Depreciation and amortization	—	—	2,031	1,103	—	3,134
Interest	—	2,470	151	1,238	—	3,859
General and administrative	1,543	—	—	10	—	1,553
Income in subsidiary	(1,780)	(4,250)	(227)	—	6,257	—
Total expenses	(237)	(1,780)	1,955	2,351	6,257	8,546

Income before income taxes	249	1,780	3,680	797	(6,257)	249
Income tax expense	242	—	—	—	—	242
Net income	$7	$1,780	$3,680	$797	$(6,257)	$7
Net income per common share, basic						$—
Net income per common share, diluted						$—
Weighted-average number of common shares outstanding, basic						25,110,936
Weighted-average number of common shares outstanding, diluted						25,186,988

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$41,298	$—	$—	$3,407	$—	$44,705
Cash flows from investing activities:
Acquisitions of real estate	—	—	(204,500)	—	—	(204,500)
Acquisition of note receivable	—	—	(5,348)	—	—	(5,348)
Additions to corporate real estate	(86)	—	—	—	—	(86)
Repayment of note receivable	—	—	5,348	—	—	5,348
Investment in Subsidiary	(164,030)	—	—	—	164,030	—
Net cash used in investing activities	(164,116)	—	(204,500)	—	164,030	(204,586)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(3,027)	—	(3,027)
Payments of deferred financing costs	—	(430)	(200)	(47)	—	(677)
Issuance of common stock	163,242	—	—	—	—	163,242
Dividends paid	(31,640)	—	—	—	—	(31,640)
Contribution from Parent	—	163,934	—	96	(164,030)	—
Distribution to Parent	—	—	—	(3,307)	3,307	—
Distribution from Subsidiary	3,307	—	—	—	(3,307)	—
Intercompany financing	(41,196)	(163,504)	204,700	—	—	—
Net cash provided by (used in) financing activities	93,713	—	204,500	(6,285)	(164,030)	127,898
Net decrease in cash and cash equivalents	(29,105)	—	—	(2,878)	—	(31,983)
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$41,736	$—	$—	$514	$—	$42,250

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from November 15, 2010 to December 31, 2010
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$5,844	$—	$—	$748	$—	$6,592
Cash flows from investing activities:
Cash received in the Separation	63,747	—	—	3,387	—	67,134
Additions to real estate	(16)	—	—	—	—	(16)
Net cash used in investing activities	63,731	—	—	3,387	—	67,118
Cash flows from financing activities:
Proceeds from notes payables	—	—	—	10,000	—	10,000
Payment of Separation-related obligations	(8,928)	—	—	(153)	—	(9,081)
Intercompany financing	10,355	—	—	(10,355)	—	—
Principal payments on mortgage notes payable	—	—	—	(235)	—	(235)
Payments of deferred financing costs	(161)	—	—	—	—	(161)
Net cash provided by (used in) financing activities	1,266	—	—	(743)	—	523
Net decrease in cash and cash equivalents	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, beginning of period	—	—	—	—	—	—
Cash and cash equivalents, end of period	$70,841	$—	$—	$3,392	$—	$74,233

14.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended December 31, 2011 and for the period from the Separation Date through December 31, 2010. The Company acquired eleven properties during the year ended December 31, 2011. The following unaudited pro forma information for the year ended December 31, 2011 has been prepared to give effect to the acquisitions, as well as the offering of 11.7 million shares of common stock that closed in August 2011, as if they had occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Year Ended December 31, 2011	Period from November 15, 2010 to December 31, 2010

Revenues	$96,543	$31,386
Depreciation and amortization	29,883	8,995
Net income	24,890	16,737
Net income per common share, basic	0.67	0.45
Net income per common share, diluted	0.67	0.45
Weighted-average number of common shares outstanding, basic	36,922,458	36,840,936
Weighted-average number of common shares outstanding, diluted	36,984,266	36,916,988

15.COMMITMENTS AND CONTINGENCIES

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
Sun
As of December 31, 2011, 86 of the Company’s 97 real estate properties were leased to subsidiaries of Sun. During the year ended December 31, 2011, 84% of the Company’s total revenues were derived from these leases. As of December 31, 2010, all of the Company's real estate properties were leased to Sun, and all of the Company's rental revenues were derived from these leases. Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of December 31, 2011, Sun, through its subsidiaries, operated 199 inpatient centers spread across 25 states. Sun’s net revenues and adjusted normalized earnings before interest, depreciation, amortization and rent were $1.9 billion and $243.4 million, respectively, for the year ended December 31, 2011 and $1.9 billion and $249.8 million, respectively, for the year ended December 31, 2010. As of December 31, 2011 and 2010, Sun’s outstanding debt, net of cash, totaled $31.9 million and $74.8 million, respectively. As of December 31, 2011 and 2010, Sun had approximately $117.9 million and $141.2 million, respectively, in liquidity, consisting of unrestricted cash and cash equivalents of $57.9 million and $81.2 million, respectively, and available borrowings under Sun's revolving credit facility of $60.0 million as of both dates.
Cadia Portfolio
On August 1, 2011, the Company closed the purchase of four skilled nursing facilities—Broadmeadow Healthcare, Capitol Healthcare, Pike Creek Healthcare and Renaissance Healthcare (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 2 to 15 years and have a combined total of 500 beds. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement with the sellers (collectively, the “Cadia Tenants”). None of the Cadia Tenants are affiliated with the Company or any of its subsidiaries. As of December 31, 2011, the Company's investment in the Cadia Portfolio totaled 13% of the Company's assets, and during the year ended December 31, 2011, 5% of the Company's total revenues were derived from the Cadia Portfolio lease. The Company expects to derive 11% of its annualized total revenues as of December 31, 2011 from the Cadia Portfolio lease.  The Company believes that the financial condition and results of operations of the Cadia Tenants are more relevant to the Company’s investors than the financial statements of the Cadia Portfolio and enable investors to evaluate the credit-worthiness of the Cadia Tenants in their capacity as the tenants under the Cadia Portfolio lease. As a result, the Company has presented below unaudited summary financial information of the Cadia Tenants as of and for the years ended

December 31, 2011 and 2010. The summary financial information presented below has been provided by the Cadia Tenants and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Year Ended December 31, 2010 (unaudited) (in thousands)
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Statements of Operations:
Revenues	$13,146	$12,760	$18,356	$14,415	$58,677
Operating expenses	10,801	11,335	16,018	11,906	50,060
Net income	1,570	977	786	1,351	4,684

	Year Ended December 31, 2011 (unaudited) (in thousands)
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Statements of Operations:
Revenues	$13,921	$13,028	$19,654	$14,708	$61,311
Operating expenses	12,117	11,777	16,813	12,822	53,529
Net income	1,237	938	2,549	1,129	5,853

	As of December 30, 2010 (unaudited) (in thousands)
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Balance Sheets:
Cash and cash equivalents	$1,577	$1,529	$1,653	$1,321	$6,080
Total current assets	2,731	2,240	3,466	2,786	11,223
Total current liabilities	1,122	893	2,166	1,724	5,905
Total debt	9,999	6,064	13,887	13,010	42,960

	As of December 31, 2011 (unaudited) (in thousands)
	Broadmeadow Investment LLC	Capitol Nursing & Rehabilitation Center, L.L.C	Pike Creek Healthcare Services LLC	Peninsula Healthcare Services, LLC	Combined Tenants
Balance Sheets:
Cash and cash equivalents	$1,486	$3,862	$1,653	$1,502	$8,503
Total current assets	2,221	4,184	3,272	2,686	12,363
Total current liabilities	588	1,968	833	1,611	5,000
Total debt	—	—	—	—	—

Texas Regional Medical Center
On May 3, 2011, the Company closed the purchase of Texas Regional Medical Center at Sunnyvale, a 70-bed acute care hospital located in Sunnyvale, Texas (“Texas Regional Medical Center”). Texas Regional Medical Center is leased pursuant to a long-term, triple-net lease to Texas Regional Medical Center, Ltd. (the “TRMC Tenant”), a partnership that includes approximately 75 physicians who practice at the hospital. Neither Texas Regional Medical Center nor the TRMC Tenant is affiliated with the Company or any of its subsidiaries. As of December 31, 2011, the Company's investment in Texas Regional Medical Center totaled 8% of the Company's assets, and during the year ended December 31, 2011, 5% of the Company's total revenues were derived from the Texas Regional Medical Center lease. The Company expects to derive 7% of its annualized total revenues as of December 31, 2011 from the Texas Regional Medical Center lease. The Company believes that the financial condition and results of operations of the TRMC Tenant are more relevant to the Company’s investors than the financial statements of Texas Regional Medical Center and enable investors to evaluate the credit-worthiness of the TRMC Tenant. As a result, the Company has presented below unaudited summary financial information of the TRMC Tenant as of and for the years ended December 31, 2011 and 2010. The summary financial information presented below has been provided by the TRMC Tenant and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands)
Statements of Operations:
Revenues	$74,202	$72,101
Operating expenses	58,999	58,851
Net income	1,402	377

	As of	As of
	December 31, 2011	December 31, 2010
	(in thousands)
Balance Sheets:
Cash and cash equivalents	$642	$833
Total current assets	19,083	15,604
Total current liabilities	18,080	18,348
Total debt (includes capital lease obligations of $52,393 and $54,166 as of December 31, 2011 and 2010, respectively)	69,541	70,669

Other than the Company’s significant tenant concentrations, management believes the Company's current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 97 real estate properties is diversified by location across 23 states. The properties in any one state did not account for more than 16% and 19%, respectively, of the Company’s total revenue during the year ended December 31, 2011 and from the Separation Date through December 31, 2010.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2011.
Indemnification Agreement
In connection with the Separation and REIT Conversion Merger, any liability arising from or relating to legal proceedings involving the Company’s real estate investments has been assumed by the Company and the Company will indemnify Sun (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to a distribution agreement entered into among Old Sun, the Company and Sun in connection with the Separation and REIT Conversion Merger, Sun has agreed to indemnify the Company (and the Company's subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Old Sun’s healthcare business prior to the Separation, and, pursuant to the lease agreements between the Company and subsidiaries of Sun, the tenants agree to indemnify the Company for any liability arising from operations at the real property leased from the Company.
Immediately prior to the Separation, Old Sun was a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its healthcare business, which are subject to the indemnities to be provided by Sun to the Company. While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Sun’s business, financial position or results of operations, which, in turn, could have a material adverse effect on the Company's business, financial position or results of operations if Sun or its subsidiaries are unable to meet their indemnification obligations.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company's results of operations, financial condition or cash flows.

17.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dividend Declaration
On February 29, 2012, the Company’s board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on March 30, 2012 to stockholders of record as of March 15, 2012.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing Facilities
New Martinsville	New Martinsville, WV	100%	$ (3)	$475	$10,543	$11,018	—	$475	$10,539	$11,014	$(2,772)	1982	11/15/10	39
Glenville	Glenville, WV	100%	—	484	2,839	3,323	—	484	2,834	3,318	(398)	1982	11/15/10	40
Renaissance Terrace	Harriman, TN	100%	—	76	4,459	4,535	—	76	4,430	4,506	(1,457)	1985/1989, 2008	11/15/10	38
Greenwood	Warwick, RI	100%	—	2,066	10,178	12,244	—	2,066	10,128	12,194	(2,255)	1964	11/15/10	24
Pawtuxet Village	Warwick, RI	100%	—	1,275	6,602	7,877	—	1,275	6,520	7,795	(1,554)	1968	11/15/10	24
Woodland View	Tulsa, OK	100%	4,456	1,012	5,632	6,644	—	1,012	5,574	6,586	(1,585)	1987	11/15/10	30
Forest Hills (SNF)	Broken Arrow, OK	100%	(5)	1,653	11,259	12,912	—	1,653	11,246	12,899	(2,249)	1994	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,387	4,042	(397)	1987	11/15/10	32
Bryan Care	Bryan, OH	100%	—	1,278	6,477	7,755	—	1,278	6,422	7,700	(1,270)	1976	11/15/10	30
Sylvania	Sylvania, OH	100%	(6)	942	5,627	6,569	—	942	5,572	6,514	(1,340)	1967/1974, 1986, 1995, 2008, 2009	11/15/10	24
Point Place	Toledo, OH	100%	—	1,089	5,364	6,453	—	1,089	5,325	6,414	(854)	1995	11/15/10	36
Perrysburg	Perrysburg, OH	100%	—	987	5,358	6,345	—	987	5,309	6,296	(1,048)	1984	11/15/10	32
Forest View	Dayton, OH	100%	—	819	4,214	5,033	—	819	4,184	5,003	(977)	1968	11/15/10	24
New Lebanon	New Lebanon, OH	100%	—	784	4,243	5,027	—	784	4,172	4,956	(958)	1979	11/15/10	28
New Lexington	New Lexington, OH	100%	—	63	3,487	3,550	—	63	3,468	3,531	(1,568)	1981	11/15/10	20
Twin Rivers	Defiance, OH	100%	—	280	3,004	3,284	—	280	2,967	3,247	(618)	1980	11/15/10	30
San Juan	Farmington, NM	100%	(2)	799	4,163	4,962	—	799	4,140	4,939	(802)	1963/1993	11/15/10	24
McKinley Care	Gallup, NM	100%	(2)	409	1,865	2,274	—	409	1,865	2,274	(330)	1968	11/15/10	24
Bedford Hills	Bedford, NH	100%	6,833	1,911	12,245	14,156	—	1,911	12,208	14,119	(2,240)	1992/2010	11/15/10	36
Exeter on Hampton	Exeter, NH	100%	(4)	2,365	2,350	4,715	—	2,365	2,262	4,627	(940)	1976	11/15/10	40
Pheasant Wood	Petersborough, NH	100%	—	625	3,986	4,611	—	625	3,685	4,310	(822)	1975	11/15/10	28
Westwood	Keene, NH	100%	—	699	3,823	4,522	—	699	3,529	4,228	(811)	1965/2010	11/15/10	24
Colonial Hill	Rochester, NH	100%	(4)	412	3,960	4,372	—	412	3,837	4,249	(913)	1986	11/15/10	44
Crestwood Care	Milford, NH	100%	—	557	3,441	3,998	—	557	3,217	3,774	(723)	1972	11/15/10	28
Applewood	Winchester, NH	100%	—	348	3,075	3,423	—	348	2,848	3,196	(568)	1987	11/15/10	32
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,568	1,880	(440)	1890/1890	11/15/10	20
Woodland Hill	Asheboro, NC	100%	(6)	1,706	8,053	9,759	—	1,706	8,042	9,748	(1,236)	1987	11/15/10	32
Missouri River	Great Falls, MT	100%	(2)	2,023	16,967	18,990	—	2,023	16,877	18,900	(3,492)	1960/1990, 2010	11/15/10	30
Butte Care	Butte, MT	100%	(2)	1,092	12,654	13,746	—	1,092	12,630	13,722	(2,322)	1974	11/15/10	35
Whitefish Care	Whitefish, MT	100%	(2)	651	6,339	6,990	—	651	6,321	6,972	(1,233)	1973	11/15/10	35
Deer Lodge	Deer Lodge, MT	100%	(2)	190	3,032	3,222	—	190	3,024	3,214	(719)	1973	11/15/10	30

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(6)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Twin Oaks	Danvers, MA	100%	—	885	5,100	5,985	—	885	5,071	5,956	(1,298)	1969	11/15/10	24
Maplewood	Amesbury, MA	100%	—	771	4,550	5,321	—	771	4,481	5,252	(1,211)	1968/1969	11/15/10	24
Saugus	Saugus, MA	100%	—	285	1,643	1,928	—	285	1,612	1,897	(672)	1967	11/15/10	24
Kensington Manor	Elizabethtown, KY	100%	—	1,864	7,523	9,387	—	1,864	7,519	9,383	(1,158)	2001/2010	11/15/10	37
Regency Care	Louisville, KY	100%	—	1,169	5,989	7,158	—	1,169	5,989	7,158	(1,493)	1960	11/15/10	25
Paducah Care	Paducah, KY	100%	—	1,636	4,133	5,769	—	1,636	4,133	5,769	(916)	1974/1974, 2008	11/15/10	28
Countryside Care	Bardwell, KY	100%	—	239	4,790	5,029	—	239	4,790	5,029	(850)	1993/2010	11/15/10	35
Bradford Square	South Frankfort, KY	100%	—	774	3,848	4,622	—	774	3,840	4,614	(971)	1960/1990	11/15/10	25
Hillside Villa	Madisonville, KY	100%	—	277	4,272	4,549	—	277	4,272	4,549	(1,074)	1962/1978, 1997	11/15/10	25
Klondike Care	Louisville, KY	100%	—	764	3,576	4,340	—	764	3,575	4,339	(844)	1974/1980, 1994, 1995, 2008	11/15/10	28
Colonial Manor	Bowling Green, KY	100%	—	792	3,050	3,842	—	792	3,047	3,839	(728)	1963	11/15/10	25
Hopkins Care	Woodburn, KY	100%	—	592	2,277	2,869	—	592	2,276	2,868	(578)	1960	11/15/10	25
Bridge Point	Florence, KY	100%	(6)	—	2,278	2,278	—	—	2,274	2,274	(763)	1969/2008, 2009, 2010	11/15/10	20
Magnolia Village	Bowling Green, KY	100%	—	14	629	643	—	14	629	643	(306)	1991	11/15/10	29
Decatur Township	Indianapolis, IN	100%	—	673	3,730	4,403	—	673	3,706	4,379	(727)	1985	11/15/10	32
Gooding/Bennett Hills	Gooding, ID	100%	—	—	1,731	1,731	—	—	1,731	1,731	(392)	1968/2009	11/15/10	40
Fountain City	Columbus, GA	100%	(3)	253	2,797	3,050	—	253	2,786	3,039	(1,044)	1970	11/15/10	40
Etowah Landing	Rome, GA	100%	—	43	842	885	—	43	842	885	(270)	1973/1977, 1987	11/15/10	40
Oakhurst	Ocala, FL	100%	(6)	1,474	8,212	9,686	—	1,474	8,107	9,581	(1,597)	1984/2010	11/15/10	32
Orchard Ridge	New Port Richey, FL	100%	(6)	536	5,685	6,221	—	536	5,590	6,126	(1,096)	1983/1995	11/15/10	32
Bay Tree	Palm Harbor, FL	100%	—	786	4,870	5,656	—	786	4,795	5,581	(1,098)	1981	11/15/10	32
West Bay	Oldsmar, FL	100%	(6)	775	4,660	5,435	—	775	4,526	5,301	(1,004)	1982/2010	11/15/10	32
Sunset Point	Clearwater, FL	100%	(6)	706	4,370	5,076	—	706	4,306	5,012	(989)	1983	11/15/10	32
Arden House	Hamden, CT	100%	20,413	2,250	23,816	26,066	—	2,250	23,396	25,646	(3,994)	1973/2008, 2010	11/15/10	28
Pope John Paul	Danbury, CT	100%	(6)	—	13,702	13,702	—	—	13,702	13,702	(2,617)	1983/2009	11/15/10	32
St. Camillus	Stamford, CT	100%	—	—	12,528	12,528	—	—	12,523	12,523	(2,552)	1987/2008	11/15/10	32
Madison House	Madison, CT	100%	—	4,337	8,164	12,501	—	4,337	8,028	12,365	(1,182)	1994/2009, 2010	11/15/10	36
Willows (CT)	Woodbridge, CT	100%	—	1,838	9,961	11,799	—	1,838	9,510	11,348	(1,606)	1989/2011	11/15/10	32
The Reservoir	West Hartford, CT	100%	7,753	1,204	9,457	10,661	—	1,204	9,270	10,474	(1,375)	1995/2009, 2011	11/15/10	36
Glen Hill	Danbury, CT	100%	(6)	918	7,017	7,935	—	918	6,844	7,762	(1,452)	1963/2009	11/15/10	24

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Governor's House	Simsbury, CT	100%	—	—	5,750	5,750	—	—	5,514	5,514	(1,409)	1895/2008, 2010	11/15/10	20
Elms Haven	Thornton, CO	100%	(3)	3,717	18,473	22,190	—	3,717	18,400	22,117	(3,372)	1987/1989, 1997, 2007, 2008	11/15/10	40
Sable	Aurora, CO	100%	(3)	1,272	5,591	6,863	—	1,272	5,531	6,803	(1,128)	1973	11/15/10	35
Carmichael	Carmichael, CA	100%	(6)	—	1,741	1,741	—	—	1,724	1,724	(592)	1960/1976, 2010	11/15/10	40
Willows (CA)	Willows, CA	100%	—	137	1,426	1,563	—	137	1,411	1,548	(398)	1969/2010	11/15/10	40
Washington Care	San Leandro, CA	100%	(2)	—	1,331	1,331	—	—	1,330	1,330	(265)	1969/2010	11/15/10	40
Oak Brook Health Care	Whitehouse, TX	100%	—	1,433	9,643	11,076	—	1,433	9,643	11,076	(171)	1998	06/30/11	40
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(236)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(176)	1997	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(277)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(253)	2008	08/01/11	40
Honey Hill Care Center	Norwalk, CT	100%	—	1,722	6,125	7,847	—	1,722	6,125	7,847	(65)	1993	09/30/11	40
Manokin Manor Nursing & Rehabilitation Center	Princess Anne, MD	100%	—	1,953	7,811	9,764	—	1,953	7,811	9,764	(80)	1987	09/30/11	40
Wesley Woods Alzheimer's Care Center	Abilene, TX	100%	—	883	7,642	8,525	—	883	7,642	8,525	(40)	2004	11/01/11	40
Windcrest Alzheimer's Care Center	Waco, TX	100%	—	800	4,589	5,389	—	800	4,589	5,389	(25)	1994/1999	11/01/11	40

			39,455	76,499	510,857	587,356	—	76,499	506,110	582,609	(83,235)
Multi-license Designation
Forest Hills (ALF)	Broken Arrow, OK	100%	(5)	1,803	3,927	5,730	—	1,803	3,905	5,708	(943)	2000	11/15/10	30
Langdon Place of Dover	Dover, NH	100%	4,970	801	10,036	10,837	—	801	9,653	10,454	(1,854)	1987	11/15/10	42
Clipper Harbor	Portsmouth, NH	100%	(4)	846	7,632	8,478	—	846	7,570	8,416	(1,967)	1986	11/15/10	43
Mineral Springs	North Conway, NH	100%	(4)	417	5,352	5,769	—	417	5,175	5,592	(1,112)	1988	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	(4)	454	4,531	4,985	—	454	4,399	4,853	(859)	1984/1986, 1987, 2009	11/15/10	41
Langdon Place of Keene	Keene, NH	100%	5,307	304	3,992	4,296	—	304	3,902	4,206	(1,084)	1995	11/15/10	46
Edmondson Care	Brownsville, KY	100%	—	446	5,087	5,533	—	446	5,085	5,531	(1,052)	1994/2009	11/15/10	35
Heartland Villa	Lewisport, KY	100%	—	532	4,025	4,557	—	532	4,024	4,556	(773)	1994/2009	11/15/10	35
Meridian Care	Meridian, ID	100%	(6)	840	8,342	9,182	—	840	8,324	9,164	(2,277)	1997	11/15/10	39
St. Joseph's	Trumbull, CT	100%	(6)	—	21,878	21,878	—	—	21,870	21,870	(4,929)	1959	11/15/10	24

			10,277	6,443	74,802	81,245	—	6,443	73,907	80,350	(16,850)
Assisted Living Facilities
Monroe House	Moses Lake, WA	100%	—	—	182	182	—	—	174	174	(107)	1997	11/15/10	15
Langdon Place of Exeter	Exeter, NH	100%	3,998	571	7,183	7,754	—	571	7,038	7,609	(1,655)	1987	11/15/10	43

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(6)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Langdon Place of Nashua	Nashua, NH	100%	(4)	—	5,654	5,654	—	—	5,389	5,389	(965)	1989	11/15/10	40
Heritage Place	Owensboro, KY	100%	—	668	5,492	6,160	—	668	5,491	6,159	(914)	2001	11/15/10	38
The Legacy	Paducah, KY	100%	—	325	4,019	4,344	—	325	4,018	4,343	(891)	1999	11/15/10	35
Creekside Senior Living	Green Bay, WI	100%	—	257	2,292	2,549	—	257	2,292	2,549	(8)	2004	11/22/11	40

			3,998	1,821	24,822	26,643	—	1,821	24,402	26,223	(4,540)
Mental Health
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	544	704	(316)	1968	11/15/10	10
Boise	Boise, ID	100%	—	—	289	289	—	—	267	267	(113)	1991	11/15/10	40

			—	160	838	998	—	160	811	971	(429)
Independent Living Facility
Glen Crest	Danbury, CT	100%	—	1,356	6,666	8,022	—	1,356	6,652	8,008	(1,104)	1986	11/15/10	32
Continuing Care Retirement Community
Village at Northrise	Las Cruces, NM	100%	(6)	1,432	6,003	7,435	—	1,432	5,821	7,253	(1,552)	1998/1999, 2010	11/15/10	29

			53,730	87,711	623,988	711,699	—	87,711	617,703	705,414	(107,710)
Acute Care Hospital
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(1,154)	2009	05/03/11	40

Multi-property Indebtedness			104,168	—	—	—	—	—	—	—	—

			157,898	91,731	681,608	773,339	—	91,731	675,323	767,054	(108,864)

Corporate Assets			—	—	136	136	103	—	239	239	(52)

			$157,898	$91,731	$681,744	$773,475	$103	$91,731	$675,562	$767,293	$(108,916)

(1)	Building and building improvements include land improvements and furniture and equipment.

(2)	Property serves as collateral for a mortgage loan totaling $39.2 million as of December 31, 2011.

(3)	Property serves as collateral for a mortgage loan totaling $19.9 million as of December 31, 2011.

(4)	Property serves as collateral for a mortgage loan totaling $31.5 million as of December 31, 2011.

(5)	Property serves as collateral for a mortgage loan totaling $13.6 million as of December 31, 2011.

(6)	Property serves as collateral for the $100.0 million secured revolving credit facility. There were no amounts outstanding as of December 31, 2011.

(7)	The aggregate cost of real estate for federal income tax purposes was $762.0 million.

SABRA HEALTH CARE REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31, 2011	Period from November 15, 2010 to December 31, 2010
Real estate:
Balance at the beginning of the period	$570,998	$570,904
Acquisitions	202,570	—
Improvements	9	94
Write-off of fully depreciated assets	(6,284)	—

Balance at the end of the year	$767,293	$570,998

Accumulated depreciation:
Balance at the beginning of the period	$(88,701)	$(85,567)
Depreciation expense	(26,499)	(3,134)
Write-off of fully depreciated assets	6,284	—

Balance at the end of the year	$(108,916)	$(88,701)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 1, 2012.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2012
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2012
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	March 1, 2012
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	March 1, 2012
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	March 1, 2012
Michael J. Foster

/S/ MILTON J. WALTERS	Director	March 1, 2012
Milton J. Walters