Form 10-Q
period 2012-03-31
Sabra Health Care REIT, Inc.
filed 2012-05-08
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2012, there were 37,051,242 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential acquisitions, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Sun Healthcare Group, Inc. until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	changes in general economic conditions and volatility in financial and credit markets;

•	the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to make acquisitions, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity financings;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	our ability to qualify and maintain our status as a REIT; and

•	compliance with REIT requirements and certain tax matters related to status as a REIT.
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may affect our business and operating results, including those referred to in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2011 (our “2011 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”) in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.
SUN HEALTHCARE GROUP, INC. INFORMATION
This 10-Q includes information regarding Sun Healthcare Group, Inc. (formerly known as SHG Services, Inc.; “Sun”), a Delaware corporation. Sun is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Sun provided in this 10-Q has been provided by Sun or derived from its public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Sun’s filings with the SEC can be found at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $116,166 and $108,916 as of March 31, 2012 and December 31, 2011, respectively	$680,635	$658,377
Cash and cash equivalents	2,675	42,250
Restricted cash	6,664	6,093
Deferred tax assets	25,540	25,540
Prepaid expenses, deferred financing costs and other assets	31,031	17,390
Total assets	$746,545	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$157,603	$158,398
Senior unsecured notes payable	225,000	225,000
Accounts payable and accrued liabilities	17,804	14,139
Tax liability	25,540	25,540
Total liabilities	425,947	423,077
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,009,602 and 36,891,712 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	370	369
Additional paid-in capital	346,827	344,995
Cumulative distributions in excess of net income	(26,599)	(18,791)
Total stockholders’ equity	320,598	326,573
Total liabilities and stockholders’ equity	$746,545	$749,650
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$23,663	$17,561
Interest income	64	40

Total revenues	23,727	17,601

Expenses:
Depreciation and amortization	7,303	6,086
Interest	7,698	7,597
General and administrative	4,321	2,670

Total expenses	19,322	16,353

Net income	$4,405	$1,248

Net income per common share, basic	$0.12	$0.05

Net income per common share, diluted	$0.12	$0.05

Weighted-average number of common shares outstanding, basic	37,035,970	25,136,140

Weighted-average number of common shares outstanding, diluted	37,058,886	25,211,585

Dividends per common share	$0.33	$—

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	1,248	1,248
Amortization of stock-based compensation	—	—	1,142	—	1,142
Stock issuance	23,662	—	—	—	—
Balance, March 31, 2011	25,084,734	$251	$178,417	$1,255	$179,923

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	36,891,712	$369	$344,995	$(18,791)	$326,573
Net income	—	—	—	4,405	4,405
Amortization of stock-based compensation	—	—	2,203	—	2,203
Stock issuance	117,890	1	(371)	—	(370)
Common dividends ($0.33 per share)	—	—	—	(12,213)	(12,213)
Balance, March 31, 2012	37,009,602	$370	$346,827	$(26,599)	$320,598

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,405	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,303	6,086
Amortization of deferred financing costs	566	495
Stock-based compensation expense	2,203	1,142
Amortization of premium on notes payable	(4)	(4)
Straight-line rental income adjustments	(969)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(126)	391
Accounts payable and accrued liabilities	4,053	4,106
Restricted cash	(967)	(1,006)

Net cash provided by operating activities	16,464	12,458

Cash flows from investing activities:
Acquisitions of real estate	(29,850)	—
Origination of note receivable	(10,103)	—
Acquisition of note receivable	—	(5,329)
Additions to real estate	(256)	(86)

Net cash used in investing activities	(40,209)	(5,415)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(791)	(760)
Payments of deferred financing costs	(2,456)	(306)
Payments related to the issuance of common stock	(370)	—
Dividends paid	(12,213)	—

Net cash used in financing activities	(15,830)	(1,066)

Net (decrease) increase in cash and cash equivalents	(39,575)	5,977
Cash and cash equivalents, beginning of period	42,250	74,233

Cash and cash equivalents, end of period	$2,675	$80,210

Supplemental disclosure of cash flow information:
Interest paid	$2,140	$2,447

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations upon completion of the Separation and REIT Conversion Merger (discussed below) on November 15, 2010 (the “Separation Date”). Sabra is organized to qualify as a real estate investment trust (“REIT”) and will elect to be treated as a REIT for U.S. federal income tax purposes upon the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of March 31, 2012, Sabra’s investment portfolio included 99 properties (consisting of (i) 89 skilled nursing/post-acute facilities, (ii) nine senior housing facilities, and (iii) one acute care hospital). In addition, as of March 31, 2012, a wholly owned subsidiary of the Company was the lender under a loan (the "Mezzanine Loan") secured by the borrowers' equity interests in three skilled nursing facilities and one assisted living facility located in Texas and including a purchase option on these four facilities. The Mezzanine Loan was originated on March 15, 2012 for $10.0 million.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such period. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on

Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three months ended March 31, 2012, the Company expensed $0.5 million of acquisition pursuit costs, which is included in general and administrative expense on the accompanying condensed consolidated statements of income.
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

Interest Income
Interest income on the Company’s loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines the collection of interest according to the contractual terms of the loan is probable, the Company will resume the accrual of interest. On March 15, 2012, a wholly owned subsidiary of the Company entered into the Mezzanine Loan. The Mezzanine Loan has a five year term, bears interest at a fixed rate of 11.0% per annum and is secured by the borrowers' equity interests in three skilled nursing facilities and one assisted living facility located in Texas. The Company has an option to purchase the three skilled nursing facilities and one assisted living facility before March 31, 2013 for up to an aggregate purchase price of $43.0 million and increasing 2.5% for each of the two years thereafter. Upon exercise of the purchase option, the Company would expect to enter into a new 15 year triple-net master lease having 2 five-year renewal options.

3.	ACQUISITIONS OF REAL ESTATE
During the three months ended March 31, 2012, the Company acquired two skilled nursing facilities for a total purchase price of $29.9 million. The purchase price was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
$5,100	$24,150	$500	$100	$29,850

As of March 31, 2012, the purchase price allocations for these properties are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 15 years and 25 years, respectively.
For the three months ended March 31, 2012, the Company recognized $18,000 of total revenues from these properties.

4.	REAL ESTATE INVESTMENTS
The Company’s investments in real estate consisted of the following (dollars in thousands):
As of March 31, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	89	10,154	$687,473	$(105,903)	$581,570
Senior Housing	9	773	47,449	(8,582)	38,867
Acute Care Hospital	1	70	61,640	(1,616)	60,024
	99	10,997	796,562	(116,101)	680,461
Corporate Level			239	(65)	174
			$796,801	$(116,166)	$680,635
As of December 31, 2011

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	87	10,034	$658,222	$(99,570)	$558,652
Senior Housing	9	773	47,192	(8,140)	39,052
Acute Care Hospital	1	70	61,640	(1,154)	60,486
	97	10,877	767,054	(108,864)	658,190
Corporate Level			239	(52)	187
			$767,293	$(108,916)	$658,377

	March 31, 2012	December 31, 2011
Building and improvements	$650,784	$626,877
Furniture and equipment	44,546	44,045
Land improvements	4,640	4,640
Land	96,831	91,731
	796,801	767,293
Accumulated depreciation	(116,166)	(108,916)
	$680,635	$658,377

Operating Leases
All of the Company’s real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years. As of March 31, 2012, the leases have a weighted-average remaining term of 12 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee. As of March 31, 2012, 86 of the Company's 99 real estate properties were leased to subsidiaries of Sun. For further discussion of the Company’s tenant and revenue concentration, see “Note 11. Commitments and Contingencies—Concentration of Credit Risk.”
As of March 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2012 through December 31, 2012	$73,536
2013	98,048
2014	98,048
2015	98,048
2016	98,048
Thereafter	676,676
$1,142,404

5.	DEBT
Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of March 31, 2012 (2)	Principal Outstanding as of December 31, 2011 (2)	Weighted Average Interest Rate at March 31, 2012	Maturity Date
Fixed Rate	$98,249	$98,739	6.29%	August 2015 - June 2047
Variable Rate(1)	58,858	59,159	5.50%	August 2015
	$157,107	$157,898

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of March 31, 2012 and December 31, 2011.
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
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See "Note 9. Summarized Condensed Consolidating Information" for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2012, the Company was in compliance with all applicable financial covenants under the Senior Notes.

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

The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. On February 10, 2012, the Borrowers amended the secured revolving credit facility (the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement ) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. The entire $200.0 million was available for borrowing under the Amended Secured Revolving Credit Facility as of March 31, 2012. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of March 31, 2012, there were no amounts outstanding on the Company’s Amended Secured Revolving Credit Facility.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the amended credit agreement, and will range from 2.00% to 3.00% per annum for borrowings at the Base Rate and 3.00% to 4.00% per annum for LIBOR based borrowings. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility. During the three months ended March 31, 2012, the Company incurred $0.2 million of unused facility fees.

The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2012, the Company was in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.
During the three months ended March 31, 2012 and 2011, the Company incurred interest expense of $7.7 million and $7.6 million, respectively. Included in interest expense for the three months ended March 31, 2012 and 2011, was $0.6 million and $0.5 million, respectively, of deferred financing costs amortization. As of March 31, 2012 and December 31, 2011, the Company had $8.4 million and $4.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2012 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes	Amended Secured Revolving Credit Facility	Total
April 1, 2012 through December 31, 2012	$2,413	$—	$—	$2,413
2013	3,428	—	—	3,428
2014	3,649	—	—	3,649
2015	86,048	—	—	86,048
2016	1,689	—	—	1,689
Thereafter	59,880	225,000	—	284,880
	$157,107	$225,000	$—	$382,107

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of March 31, 2012.

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
Mezzanine Loan: This instrument is presented in the accompanying condensed consolidated balance sheets at its amortized cost and not at fair value. The fair value of the Mezzanine Loan was estimated using an internal valuation model that considered the expected cash flows for the Mezzanine Loan, the underlying collateral value and other credit enhancements.
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
The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 whose carrying amounts do not approximate their fair value:

	March 31, 2012			December 31, 2011
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Mezzanine Loan	$10,000	$10,128	$10,000	$—	$—	$—
Financial liabilities:
Senior Notes	225,000	225,000	237,938	225,000	225,000	227,813
Mortgage indebtedness	157,107	157,603	171,583	157,898	158,398	172,829

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of March 31, 2012 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Mezzanine Loan	$10,000	$—	$—	$10,000
Financial liabilities:
Senior Notes	$237,938	$—	$237,938	$—
Mortgage indebtedness	$171,583	$—	$—	$171,583
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
During the three months ended March 31, 2012, the Company measured the following assets at fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$29,850	$—	$—	$29,850
(1) Amount reflects acquisition date fair value of real estate acquired in 2012.

The significant unobservable inputs used in the measurement of the Company's real estate acquisition date fair value include comparable transaction prices for similar properties, market lease rates, discount rates and lease-up periods. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value measurement.

7.	EQUITY

Common Stock

The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 29, 2012	March 15, 2012	$0.33	March 30, 2012

On April 24, 2012, the Company announced that its board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on May 31, 2012 to stockholders of record as of the close of business on May 15, 2012.
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
During the three months ended March 31, 2012, the Company issued 117,890 shares of common stock as a result of restricted stock unit vestings and in connection with incentive bonus payments payable under the Company's 2011 Bonus Plan pursuant to an election to receive the bonus payment in shares of the Company's common stock.

8.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income	$4,405	$1,248

Denominator
Basic weighted average common shares	37,035,970	25,136,140
Dilutive stock options and restricted stock units	22,916	75,445

Diluted weighted average common shares	37,058,886	25,211,585

Basic earnings per common share	$0.12	$0.05

Diluted earnings per common share	$0.12	$0.05
Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. During the three months ended March 31, 2012 and 2011, approximately 0.2 million and 0.5 million restricted stock units, respectively, and options to purchase approximately 0.4 million shares were not included because they were anti-dilutive.

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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$175	$—	$498,583	$181,877	$—	$680,635
Cash and cash equivalents	1,634	—	—	1,041	—	2,675
Restricted cash	—	—	—	6,664	—	6,664
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	995	4,893	22,211	2,932	—	31,031
Intercompany	1,049	145,017	—	27,634	(173,700)	—
Investment in subsidiaries	322,261	404,968	24,195	—	(751,424)	—
Total assets	$351,654	$554,878	$544,989	$220,148	$(925,124)	$746,545
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$157,603	$—	$157,603
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	5,516	7,617	3,805	866	—	17,804
Tax liability	25,540	—	—	—	—	25,540
Intercompany	—	—	173,700	—	(173,700)	—
Total liabilities	31,056	232,617	177,505	158,469	(173,700)	425,947
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,009,602 shares issued and outstanding as of March 31, 2012	370	—	—	—	—	370
Additional paid-in capital	346,827	289,452	316,978	52,313	(658,743)	346,827
Cumulative distributions in excess of net income	(26,599)	32,809	50,506	9,366	(92,681)	(26,599)
Total stockholders’ equity	320,598	322,261	367,484	61,679	(751,424)	320,598
Total liabilities and stockholders’ equity	$351,654	$554,878	$544,989	$220,148	$(925,124)	$746,545

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$187	$—	$474,256	$183,934	$—	$658,377
Cash and cash equivalents	41,736	—	—	514	—	42,250
Restricted cash	—	—	—	6,093	—	6,093
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	874	5,079	8,544	2,893	—	17,390
Intercompany	—	145,018	—	25,237	(170,255)	—
Investment in subsidiaries	313,181	391,131	23,611	—	(727,923)	—
Total assets	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$158,398	$—	$158,398
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	6,296	3,047	4,107	689	—	14,139
Tax liability	25,540	—	—	—	—	25,540
Intercompany	23,109	—	147,146	—	(170,255)	—
Total liabilities	54,945	228,047	151,253	159,087	(170,255)	423,077
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,891,712 shares issued and outstanding as of December 31, 2011	369	—	—	—	—	369
Additional paid-in capital	344,995	288,665	316,011	52,110	(656,786)	344,995
Cumulative distributions in excess of net income	(18,791)	24,516	39,147	7,474	(71,137)	(18,791)
Total stockholders’ equity	326,573	313,181	355,158	59,584	(727,923)	326,573
Total liabilities and stockholders’ equity	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$17,215	$6,448	$—	$23,663
Interest income	6	—	58	—	—	64
Total revenues	6	—	17,273	6,448	—	23,727
Expenses:
Depreciation and amortization	12	—	5,232	2,059	—	7,303
Interest	—	4,757	463	2,478	—	7,698
General and administrative	3,882	—	419	20	—	4,321
Income in subsidiary	(8,293)	(13,050)	(202)	—	21,545	—
Total expenses	(4,399)	(8,293)	5,912	4,557	21,545	19,322
Net income	$4,405	$8,293	$11,361	$1,891	$(21,545)	$4,405
Net income per common share, basic						$0.12
Net income per common share, diluted						$0.12
Weighted-average number of common shares outstanding, basic						37,035,970
Weighted-average number of common shares outstanding, diluted						37,058,886

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2011
(in thousands, except share and per share amounts)
(unaudited)

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$15,369	$—	$—	$1,095	$—	$16,464
Cash flows from investing activities:
Acquisitions of real estate	—	—	(29,850)	—	—	(29,850)
Origination of note receivable	—	—	(10,103)	—	—	(10,103)
Additions to real estate	—	—	(256)	—	—	(256)
Investment in Subsidiary	(728)				728	—
Net cash used in investing activities	(728)	—	(40,209)	—	728	(40,209)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(791)	—	(791)
Payments of deferred financing costs	—	—	(2,296)	(160)	—	(2,456)
Payments related to the issuance of common stock	(370)	—	—	—	—	(370)
Dividends paid	(12,213)	—	—	—	—	(12,213)
Contribution from Parent	—	—	—	728	(728)	—
Distribution to Parent	—	—	—	(345)	345	—
Distribution from Subsidiary	345	—	—	—	(345)	—
Intercompany financing	(42,505)	—	42,505	—	—	—
Net cash provided by (used in) financing activities	(54,743)	—	40,209	(568)	(728)	(15,830)
Net decrease in cash and cash equivalents	(40,102)	—	—	527	—	(39,575)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$1,634	$—	$—	$1,041	$—	$2,675

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$8,038	$—	$—	$4,420	$—	$12,458
Cash flows from investing activities:
Acquisition of note receivable	(5,329)	—	—	—	—	(5,329)
Additions to real estate	(86)	—	—	—	—	(86)
Net cash used in investing activities	(5,415)	—	—	—	—	(5,415)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(760)	—	(760)
Payments of deferred financing costs	(306)	—	—	—	—	(306)
Intercompany financing	3,636	—	—	(3,636)	—	—
Net cash provided by (used in) financing activities	3,330	—	—	(4,396)	—	(1,066)
Net decrease in cash and cash equivalents	5,953	—	—	24	—	5,977
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$76,794	$—	$—	$3,416	$—	$80,210

10.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2012 and 2011. The Company acquired two properties and originated the Mezzanine Loan during the three months ended March 31, 2012. The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 has been prepared to give effect to these transactions and for the eleven acquisitions that occurred during 2011, as well as the offering of 11.7 million shares of common stock that closed in August 2011, as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011

Revenues	$24,775	$24,102
Depreciation and amortization	7,488	7,738
Net income	5,703	6,097
Net income per common share, basic	0.15	0.17
Net income per common share, diluted	0.15	0.17
Weighted-average number of common shares outstanding, basic	37,035,970	36,866,140
Weighted-average number of common shares outstanding, diluted	37,058,886	36,941,585

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
Sun
As of March 31, 2012, 86 of the Company’s 99 real estate properties were leased to subsidiaries of Sun. During the three months ended March 31, 2012, 76% of the Company’s total revenues were derived from these leases. Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of March 31, 2012, Sun's continuing operations, through its subsidiaries, operated 190 inpatient centers spread across 23 states. Sun’s net revenues and adjusted earnings before interest, depreciation, amortization, restructuring costs and rent were $458.5 million and $52.3 million, respectively, for the three months ended March 31, 2012 and $466.3 million and $64.5 million, respectively, for the three months ended March 31, 2011. As of March 31, 2012, Sun’s outstanding debt, net of cash, totaled $44.7 million. As of March 31, 2012, Sun had approximately $104.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $44.8 million and available borrowings of $60.0 million under Sun's revolving credit facility.
Cadia Portfolio
On August 1, 2011, the Company closed the purchase of four skilled nursing facilities (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 2 to 15 years and have a combined total of 500 beds. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement with the sellers (collectively, the “Cadia Tenants”). None of the Cadia Tenants are affiliated with the Company or any of its subsidiaries. As of March 31, 2012, the Company's investment in the Cadia Portfolio totaled 13% of the Company's assets, and during the three months ended March 31, 2012, 11% of the Company's total revenues were derived from the Cadia Portfolio lease. The Company believes that the financial condition and results of operations of the Cadia Tenants are more relevant to the Company’s investors than the financial statements of the Cadia Portfolio and enable investors to evaluate the credit-worthiness of the Cadia Tenants in their capacity as the tenants under the Cadia Portfolio lease. As a result, the Company has presented below unaudited summary financial information of the combined Cadia Tenants as of and for the three months ended March 31, 2012. The summary financial information presented below has been provided by the Cadia Tenants and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

Three Months Ended March 31, 2012 (unaudited) (in thousands)
Statements of Operations
Revenues	$14,959
Operating expenses	14,217
Net income	554

As of March 31, 2012 (unaudited) (in thousands)
Balance Sheets
Cash and cash equivalents	$5,950
Total current assets	10,614
Total current liabilities	7,132
Total debt	—

Other than the Company’s tenant concentrations, management believes the Company's current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 99 real estate properties is diversified by location across 24 states. The properties in any one state did not account for more than 14% and 19%, respectively, of the Company’s total revenue during the three months ended March 31, 2012 and 2011.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2012.
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
Dividend Declaration
On April 24, 2012, the Company’s board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on May 31, 2012 to stockholders of record as of May 15, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2011 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
As of March 31, 2012, our investment portfolio included 99 real estate properties (consisting of (i) 89 skilled nursing/post-acute facilities, (ii) nine senior housing facilities, and (iii) one acute care hospital) and a mezzanine loan secured by the borrowers' equity interests in three skilled nursing facilities and one assisted living facility located in Texas and including a purchase option on these four facilities. As of March 31, 2012, our real estate properties had a total of 10,997 licensed beds, or units, spread across 24 states. As of March 31, 2012, all of our real estate properties are leased under triple-net operating leases with expirations ranging from 9 to 23 years.
We expect to continue to grow our portfolio primarily through the acquisition of healthcare facilities, including skilled nursing facilities, senior housing facilities (which may include assisted living, independent living and continuing care retirement community facilities) and hospitals, and through the origination of financing secured directly or indirectly by healthcare facilities. We intend to finance our investments with cash on hand and availability under our Amended Secured Revolving Credit Facility (as defined below). As we acquire additional properties and expand our portfolio, we expect to further diversify by tenant, asset class and geography within the healthcare sector. We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
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

Recent Transactions
Pennsylvania Subacute Portfolio Acquisition
On March 30, 2012, we closed the purchase of two specialized skilled nursing facilities (the "Pennsylvania Subacute Portfolio") in a sale-leaseback transaction with affiliates of the sellers for $29.9 million. Each facility has 60 licensed beds and one facility was most recently renovated in 1990, while the other facility was most recently renovated in 2008. In connection with the acquisition, we, through an indirect wholly owned subsidiary, entered into a single 15-year triple-net master lease agreement with the sellers with two five-year renewal options. The Pennsylvania Subacute Portfolio lease provides for annual rent escalators equal to the greater of the change in the Consumer Price Index or 2.5%, resulting in annual lease revenues determined in accordance with GAAP of $3.4 million and an initial yield on cash rent of 9.50%. The purchase price was funded with available cash.

Meridian Mezzanine Loan
On March 15, 2012, we entered into a $10.0 million mezzanine loan agreement ("Mezzanine Loan") with affiliates of Meridian Equity Investors, L.P. (the "Meridian Borrowers"), with an option to purchase three skilled nursing facilities and one assisted living facility located in Texas and owned by the Meridian Borrowers (the "Meridian Facilities") before March 31, 2013 for up to an aggregate purchase price of $43.0 million and increasing by 2.5% for each of the two years thereafter. The Mezzanine Loan is secured by the Meridian Borrowers' equity interests in four entities that own and operate the Meridian Facilities. The Mezzanine Loan has a five year term and bears interest at a fixed rate of 11.0% per annum. Upon exercise of the purchase option, we would expect to enter into a new 15 year triple-net master lease having 2 five-year renewal options at an initial cash yield of the greater of 9.25% or fair market rent as determined at the start of the lease. The facilities range in age from 9 to 17 years and have a total of 394 licensed beds.
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
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2011 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2012.
Results of Operations
As of March 31, 2011, our investment portfolio included 86 real estate properties and an investment in a mortgage note, which was subsequently repaid. As of March 31, 2012, our investment portfolio included 99 real estate properties and an investment in a mezzanine loan. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2011 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three months ended March 31, 2012 and 2011 are not directly comparable due to the increase in acquisition activity subsequent to March 31, 2011.

Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011 (dollars in thousands):

	Three Months Ended March 31,		Increase	Percentage Difference	Increase due to Acquisitions (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2012	2011
Revenues:
Rental income	$23,663	$17,561	$6,102	35%	$5,663	$439
Interest income	64	40	24	60%	58	(34)
Expenses:
Depreciation and amortization	7,303	6,086	1,217	20%	1,467	(250)
Interest	7,698	7,597	101	1%	—	101
General and administrative	4,321	2,670	1,651	62%	457	1,194
(1) Represents the dollar amount increase for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of properties and other real estate-related assets acquired on or after January 1, 2011.
(2) Represents dollar amount increase (decrease) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 with respect to properties and other real estate-related investments owned by us during both periods.

Rental Income
During the three months ended March 31, 2012, we recognized $23.7 million of rental income compared to $17.6 million, for the three months ended March 31, 2011. The $6.1 million net increase in rental income is primarily due to an increase of $5.7 million from properties acquired in 2011 and an increase of $0.4 million due to annual rent escalators related to properties owned prior to 2011. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the three months ended March 31, 2012, we recognized $0.1 million of interest income, which consisted primarily of interest income earned on the Mezzanine Loan, which we originated on March 15, 2012.
Depreciation and Amortization
During the three months ended March 31, 2012, we incurred $7.3 million of depreciation and amortization expense compared to $6.1 million for the three months ended March 31, 2011. The $1.2 million net increase in depreciation and amortization was primarily due to an increase of $1.5 million from properties acquired in 2011, partially offset by a decrease of $0.3 million related to assets that have been fully depreciated. As of March 31, 2012, the purchase price allocations for our 2012 acquisitions are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $0.7 million as a result of our 2012 acquisitions.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2012, we incurred $7.7 million of interest expense compared to$7.6 million for the three months ended March 31, 2011. The increase of $0.1 million is due primarily to the increase in capacity under our Amended Secured Revolving Credit Facility from $100.0 million to $200.0 million and the resulting increase in unused facility fees. See “—Liquidity and Capital Resources” below for more information.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended March 31, 2012, general and administrative expenses were $4.3 million compared to $2.7 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, we incurred $0.5 million of acquisition pursuit costs. The majority of the remaining increase relates to an increase in stock-based compensation from $1.1 million during the three months ended March 31, 2011 to $2.2 million during the three months ended March 31, 2012. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

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

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2012 and 2011, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$4,405	$1,248
Depreciation and amortization of real estate assets	7,303	6,086

FFO	11,708	7,334

Acquisition pursuit costs	491	87
Stock-based compensation	2,203	1,142
Straight-line rental income adjustments	(969)	—
Amortization of deferred financing costs	566	495

AFFO	$13,999	$9,058

FFO per diluted common share	$0.32	$0.29

AFFO per diluted common share	$0.38	$0.35

Weighted average number of common shares outstanding, diluted:
FFO	37,058,886	25,211,585

AFFO	37,284,423	25,694,787

Included in net income above is general and administrative expense of $0.3 million related to one-time start-up costs incurred during the three months ended March 31, 2011. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Liquidity and Capital Resources
We believe that our available cash, operating cash flows and borrowings available to us under our Amended Secured Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes (as defined below) and mortgage indebtedness on our properties, and dividend requirements for the next twelve months. We have also filed with the SEC a shelf registration statement on Form S-3, which became effective on October 31, 2011, that will allow us to issue up to $500.0 million in new securities.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Amended Secured Revolving Credit Facility, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
In connection with the Separation and REIT Conversion Merger, we completed two significant debt financing transactions, as described below under “—Loan Agreements.” As of March 31, 2012, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $157.1 million on certain of our properties. In addition, as of March 31, 2012, we had $200.0 million available for borrowing under our Amended Secured Revolving Credit Facility.
Although we are subject to restrictions on our ability to incur indebtedness under the indenture governing the Senior Notes and under the terms of our Amended Secured Revolving Credit Facility, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that in the future we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Cash Flows from Operating Activities
Net cash provided by operating activities was $16.5 million and $12.5 million for the three months ended March 31, 2012 and 2011, respectively. This was derived primarily from the rental payments received under the lease agreements with subsidiaries of Sun and rental payments from our other tenants following the date of our acquisition of the underlying property we are leasing to them. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investment acquisitions.
Cash Flows from Investing Activities
During the three months ended March 31, 2012, net cash used in investing activities was $40.2 million and consisted of $29.9 million used in the acquisition of the Pennsylvania Subacute Portfolio and $10.1 million used for the Mezzanine Loan. During the three months ended March 31, 2011, net cash used in investing activities was $5.4 million and consisted of $5.3 million used for the acquisition of a note receivable and $86,000 used for purchases of furniture and equipment for our corporate office. We expect our cash flows used in investing activities to increase as a result of anticipated future real estate investment acquisitions.
Cash Flows from Financing Activities
During the three months ended March 31, 2012, net cash used in financing activities was $15.8 million and consisted of $0.4 million from payments related to the issuance of common stock, $12.2 million of dividends paid to common stockholders, $0.8 million of principal repayments of mortgage notes payable and $2.5 million of payments for deferred financing costs primarily related to the entry into the Amended Secured Revolving Credit Facility. During the three months ended March 31, 2011, net cash used in financing activities was $1.1 million and consisted of $0.8 million of principal repayments of mortgage notes payable and $0.3 million of payments for deferred financing costs.
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
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 9, "Summarized Condensed Consolidating Information," in the Notes to Condensed Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra and its restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2012, we were in compliance with all applicable financial covenants under the Senior Notes.
Secured Revolving Credit Facility. On November 3, 2010, the Borrowers entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement), as amended on February 10, 2012 to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability up to an additional $150.0 million, subject to certain terms and conditions. We refer to the secured revolving credit facility, as amended, as the “Amended Secured Revolving Credit Facility.” The Amended Secured Revolving Credit Facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the Amended Secured Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Amended Secured Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. The entire $200.0 million was available for borrowing under the Amended Secured Revolving Credit Facility as of March 31, 2012. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of March 31, 2012, there were no amounts outstanding under the Amended Secured Revolving Credit Facility.
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

The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires that we, through the Borrowers, comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2012, we were in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.
Mortgage Indebtedness
Of our 99 properties, 26 are subject to mortgage indebtedness to third parties that, as of March 31, 2012, totaled approximately $157.1 million. As of March 31, 2012 and December 31, 2011, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of March 31, 2012 (2)	Principal Outstanding as of December 31, 2011 (2)	Weighted Average Interest Rate at March 31, 2012	Maturity Date
Fixed Rate	$98,249	$98,739	6.29%	August 2015 - June 2047
Variable Rate(1)	58,858	59,159	5.50%	August 2015
	$157,107	$157,898

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.5% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of March 31, 2012 and December 31, 2011.
Capital Expenditures
For the three months ended March 31, 2011, our aggregate capital expenditures were $9,000, which was primarily for corporate office needs. There were no capital expenditures for the three months ended March 31, 2012. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2012 will not exceed $10.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $12.2 million during the three months ended March 31, 2012. On April 24, 2012, our board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on May 31, 2012 to stockholders of record as of May 15, 2012.

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
On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which became effective October 1, 2011. Based on the final rule, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be 11.1%. On January 4, 2012, Sun issued a press release announcing its 2012 financial outlook and guidance, in which Sun stated that it expected the net impact of the final rule in 2012 to be between $40 million to $45 million after mitigation strategies were implemented to partially offset the impact of the CMS final rule. Based on Sun's expected 2012 consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) of between $222.0 million and $228.0 million and expected consolidated rents across all of its facilities totaling $148.0 million, Sun's expected

2012 consolidated EBITDAR coverage would be between 1.50x and 1.54x (Sun's expected 2012 consolidated EBITDAR coverage would be between 1.46x and 1.50x before eliminating assets Sun expects to transition to held for sale status in 2012). Sun's actual consolidated EBITDAR and consolidated rents across all of its facilities for the three months ended March 31, 2012, was $52.3 million and $36.4 million, respectively. Sun's consolidated EBITDAR coverage for the three months ended March 31, 2012 was 1.44x. Subsequent to March 31, 2012, CMS released projections for fiscal year 2013 Medicare rate reimbursement for skilled nursing facilities of a net increase of 2.2% over fiscal year 2012 payments (comprised of a market basket increase of 3.0% less the productivity adjustment of 0.8%).
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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that, as of March 31, 2012, totaled $157.1 million. The following table is presented as of March 31, 2012 (in thousands):

		April 1, 2012 through		Year Ended December 31,
	Total	December 31, 2012	2013	2014	2015	2016	After 2016
Mortgage indebtedness(1)	$239,458	$9,512	$12,680	$12,678	$93,170	$5,333	$106,085
Senior Notes(2)	352,968	18,281	18,281	18,281	18,281	18,281	261,563
Operating lease	342	65	91	95	91	—	—
Total	$592,768	$27,858	$31,052	$31,054	$111,542	$23,614	$367,648

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $82.4 million, of which $10.8 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $128.0 million.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2012, this indebtedness included the $225.0 million aggregate principal amount of Senior Notes outstanding and $157.1 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. As of March 31, 2012, we had $58.9 million of outstanding variable rate mortgage indebtedness. In addition, as of March 31, 2012, we had $200 million available for borrowing under our Amended Secured Revolving Credit Facility (which amount increased from $100 million following the amendment of the secured revolving credit facility on February 10, 2012), although no borrowings were outstanding as of March 31, 2012. From time to time, however, we may borrow under the Amended Secured Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of March 31, 2012, interest expense would increase $0.1 million for the twelve months following March 31, 2012. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2011 Annual Report on Form 10-K.

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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

10.1*+	Sabra Health Care REIT, Inc. 2012 Bonus Plan.

10.2*+	Sabra Health Care REIT, Inc. Directors' Compensation Policy.

12.1*	Statement Re: Computation of Ratios of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Designates a management compensation plan, contract or arrangement.

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

SABRA HEALTH CARE REIT, INC.

Date: May 8, 2012	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)