Form 10-Q
period 2012-06-30
Sabra Health Care REIT, Inc.
filed 2012-08-02
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2012, there were 37,051,242 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential acquisitions, plans and objectives for future operations, the expected impact to us of the pending acquisition of Sun (as defined below) by Genesis HealthCare LLC (“Genesis”), and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Sun until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	changes in general economic conditions and volatility in financial and credit markets;

•	the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to make acquisitions, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity financings;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	our ability to qualify and maintain our status as a real estate investment trust ("REIT"); and

•	compliance with REIT requirements and certain tax matters related to status as a REIT.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $123,651 and $108,916 as of June 30, 2012 and December 31, 2011, respectively	$698,578	$658,377
Loans receivable, net	21,193	—
Cash and cash equivalents	3,110	42,250
Restricted cash	7,076	6,093
Deferred tax assets	25,540	25,540
Prepaid expenses, deferred financing costs and other assets	23,021	17,390
Total assets	$778,518	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$157,872	$158,398
Secured revolving credit facility	42,500	—
Senior unsecured notes payable	225,000	225,000
Accounts payable and accrued liabilities	11,181	14,139
Tax liability	25,540	25,540
Total liabilities	462,093	423,077
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,051,242 and 36,891,712 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	371	369
Additional paid-in capital	349,272	344,995
Cumulative distributions in excess of net income	(33,218)	(18,791)
Total stockholders’ equity	316,425	326,573
Total liabilities and stockholders’ equity	$778,518	$749,650
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$24,820	$18,628	$48,483	$36,190
Interest income	297	177	361	217

Total revenues	25,117	18,805	48,844	36,407

Expenses:
Depreciation and amortization	7,557	6,290	14,860	12,377
Interest	8,148	7,505	15,846	15,103
General and administrative	3,489	2,923	7,810	5,592

Total expenses	19,194	16,718	38,516	33,072

Net income	$5,923	$2,087	$10,328	$3,335

Net income per common share, basic	$0.16	$0.08	$0.28	$0.13

Net income per common share, diluted	$0.16	$0.08	$0.28	$0.13

Weighted-average number of common shares outstanding, basic	37,147,942	25,154,284	37,092,683	25,140,781

Weighted-average number of common shares outstanding, diluted	37,191,687	25,226,179	37,119,005	25,210,575

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	3,335	3,335
Amortization of stock-based compensation	—	—	2,478	—	2,478
Stock issuance	77,176	—	547	—	547
Common dividends ($0.32 per share)	—	—	—	(8,051)	(8,051)
Balance, June 30, 2011	25,138,248	$251	$180,300	$(4,709)	$175,842

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	36,891,712	$369	$344,995	$(18,791)	$326,573
Net income	—	—	—	10,328	10,328
Amortization of stock-based compensation	—	—	4,135	—	4,135
Stock issuance	159,530	2	142	—	144
Common dividends ($0.66 per share)	—	—	—	(24,755)	(24,755)
Balance, June 30, 2012	37,051,242	$371	$349,272	$(33,218)	$316,425

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,328	$3,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,860	12,377
Non-cash interest income adjustments	9	—
Amortization of deferred financing costs	1,447	995
Stock-based compensation expense	3,842	2,478
Amortization of premium on notes payable	(8)	(8)
Straight-line rental income adjustments	(1,690)	(128)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(779)	219
Accounts payable and accrued liabilities	(1,914)	485
Restricted cash	(2,008)	(1,825)

Net cash provided by operating activities	24,087	17,928

Cash flows from investing activities:
Acquisitions of real estate	(55,550)	(74,000)
Origination of loans receivable	(21,176)	—
Acquisition of note receivable	—	(5,348)
Additions to real estate	(730)	(86)

Net cash used in investing activities	(77,456)	(79,434)

Cash flows from financing activities:
Proceeds from secured revolving credit facility	42,500	—
Proceeds from mortgage notes payables	21,947	—
Principal payments on mortgage notes payable	(22,464)	(1,499)
Payments of deferred financing costs	(3,435)	(270)
Issuance of common stock	144	547
Dividends paid	(24,463)	(8,051)

Net cash provided by (used in) financing activities	14,229	(9,273)

Net decrease in cash and cash equivalents	(39,140)	(70,779)
Cash and cash equivalents, beginning of period	42,250	74,233

Cash and cash equivalents, end of period	$3,110	$3,454

Supplemental disclosure of cash flow information:
Interest paid	$14,677	$14,476

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra is organized to qualify as a real estate investment trust (“REIT”) and intends to elect to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of June 30, 2012, Sabra’s investment portfolio included 103 properties (consisting of (i) 93 skilled nursing/post-acute facilities, (ii) nine senior housing facilities, and (iii) one acute care hospital). In addition, as of June 30, 2012, a wholly owned subsidiary of the Company was the lender of a mortgage loan secured by a first trust deed in a skilled nursing facility located in Texas and a mezzanine loan secured by the borrowers' equity interests in three skilled nursing facilities and one assisted living facility located in Texas.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three and six months ended June 30, 2012, the Company expensed $0.4 million and $0.9 million, respectively, of acquisition pursuit costs, which is included in general and administrative expense on the accompanying condensed consolidated statements of income.
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

Interest Income
Interest income on the Company’s loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines the collection of interest according to the contractual terms of the loan is probable, the Company will resume the accrual of interest.

3.	RECENT ACQUISITIONS AND ORIGINATIONS

Real Estate Acquisitions
During the six months ended June 30, 2012, the Company acquired six skilled nursing facilities for a total purchase price of $55.6 million. The purchase price was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
$9,194	$45,115	$1,061	$180	$55,550

As of June 30, 2012, the purchase price allocations for acquisitions completed during the three months ended June 30, 2012 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 15 years and 25 years, respectively.
For the three and six months ended June 30, 2012, the Company recognized $1.2 million of total revenues from these properties.

Loan Originations
On March 15, 2012, a wholly owned subsidiary of the Company entered into a $10.0 million mezzanine loan (the “Mezzanine Loan”). The Mezzanine Loan has a five year term, bears interest at a fixed rate of 11.0% per annum and is secured by the borrowers' equity interests in three skilled nursing facilities and one assisted living facility located in Texas. The Company has an option to purchase the three skilled nursing facilities and one assisted living facility before March 31, 2013 for up to an aggregate purchase price of $43.0 million and increasing 2.5% for each of the two years thereafter. Upon exercise of the purchase option, the Company would expect to enter into a new 15 year triple-net master lease having 2 five-year renewal options.
On June 22, 2012, a wholly owned subsidiary of the Company entered into an $11.0 million mortgage loan agreement secured by a first trust deed on a 125-bed skilled nursing facility in Texas that was built in 2010 (the “Onion Creek Mortgage Loan”) with affiliates of Meridian Equity Investors, L.P. as borrowers. The Onion Creek Mortgage Loan has a five year term, bears interest at a fixed rate of 8.5% per annum and cannot be prepaid during the first three years of the loan term. In addition, the Company has an option to purchase and the borrowers have an option to sell the facility securing the Onion Creek Mortgage Loan from July 1, 2013 through the time the loan is repaid for between $12.5 million and $14.5 million, depending on the annualized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) of the facility for the three month period preceding the option exercise date; however, in no event can the borrowers require the Company to purchase the property if the three month annualized EBITDAR is below $1.7 million. The loan was funded with available cash and proceeds from the Amended Secured Revolving Credit Facility (as defined below).

4.	REAL ESTATE INVESTMENTS
The Company’s investments in real estate consisted of the following (dollars in thousands):
As of June 30, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	93	10,549	$712,458	$(112,476)	$599,982
Senior Housing	9	773	47,892	(9,021)	38,871
Acute Care Hospital	1	70	61,640	(2,077)	59,563
	103	11,392	821,990	(123,574)	698,416
Corporate Level			239	(77)	162
			$822,229	$(123,651)	$698,578
As of December 31, 2011

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	87	10,034	$658,222	$(99,570)	$558,652
Senior Housing	9	773	47,192	(8,140)	39,052
Acute Care Hospital	1	70	61,640	(1,154)	60,486
	97	10,877	767,054	(108,864)	658,190
Corporate Level			239	(52)	187
			$767,293	$(108,916)	$658,377

	June 30, 2012	December 31, 2011
Building and improvements	$670,605	$626,877
Furniture and equipment	46,043	44,045
Land improvements	4,640	4,640
Land	100,941	91,731
	822,229	767,293
Accumulated depreciation	(123,651)	(108,916)
	$698,578	$658,377

Operating Leases
As of June 30, 2012, all of the Company’s real estate properties are leased under triple-net operating leases with expirations ranging from nine to 22 years. As of June 30, 2012, the leases have a weighted-average remaining term of 12 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee. As of June 30, 2012, 86 of the Company's 103 real estate properties were leased to subsidiaries of Sun Healthcare Group, Inc. (“Sun”).
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of tenants to meet their lease obligations to the Company based on the tenants' financial performance, including the evaluation of any parent guarantees of tenant lease obligations. Because formal credit ratings may not be available for most of the Company's tenants, the primary basis for the Company's evaluation of the credit quality of its tenants (and more specifically the tenants' ability to pay their rent obligations to the Company) is the tenants' lease coverage ratios. These coverage ratios include EBITDAR to rent coverage and EBITDARM to rent coverage at the facility level and consolidated EBITDAR to total rent coverage at the parent guarantor level when such a guarantee exists (currently the Sun lease portfolio). EBITDARM is defined as EBITDAR before management fees. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to determine trends and the operational and financial impact of the environment in the industry (including the impact of government reimbursement) and the management of the tenant's operations. These metrics help the Company identify potential areas of concern relative to its tenants' credit quality and ultimately the tenants' ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company. For further discussion of the Company's tenant and revenue concentration, see “Note 11. Commitments and Contingencies—Concentration of Credit Risk.”
As of June 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2012 through December 31, 2012	$50,633
2013	101,267
2014	101,267
2015	101,267
2016	101,267
Thereafter	711,325
$1,167,026

5.	DEBT
Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of June 30, 2012 (2)	Principal Outstanding as of December 31, 2011 (2)	Weighted Average Interest Rate at June 30, 2012	Maturity Date
Fixed Rate	$98,818	$98,739	5.56%	August 2015 - June 2047
Variable Rate(1)	58,562	59,159	5.00%	August 2015
	$157,380	$157,898

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of June 30, 2012 and December 31, 2011.
On June 28, 2012, the Company refinanced four of its existing United States Department of Housing and Urban Development (“HUD”) mortgage notes totaling $20.9 million. The Company maintained the original maturity dates, reduced the weighted average interest rate from 5.75% to 2.49% per annum and increased the aggregate outstanding principal amount of the mortgage notes by $1.1 million. In connection with the refinancing, the Company wrote off $0.2 million in unamortized deferred financing costs related to the original mortgage notes. Subsequent to June 30, 2012, the Company refinanced one additional HUD mortgage note totaling $13.5 million. The Company maintained the original maturity date, reduced the interest rate from 5.90% to 2.49% per annum and increased the aggregate outstanding principal amount of the mortgage note by $0.4 million.

On May 1, 2012, the Company amended the Amended, Restated and Consolidated Loan Agreement with General Electric Capital Corporation. The Company reduced the interest rate spread of the floating rate portion (totaling $58.6 million as of June 30, 2012) by 50 basis points and maintained the fixed rate portion (totaling $31.1 million as of June 30, 2012) at the original pricing of 6.82%; however, the reduced pricing will apply to the fixed portion of the loan beginning on December 19, 2013 when it converts to a floating rate loan. The Company also agreed to prepayment terms that do not allow for prepayment for the loan prior to May 1, 2014 unless the prepayment is either approved by the lender in its sole discretion or arises from a refinancing of one or more of the applicable facilities under a loan program insured or otherwise supported by HUD.
8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $225.0 million aggregate principal amount of 8.125% senior, unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium. In March 2011, the Issuers completed an exchange offer to exchange the Senior Notes for substantially identical 8.125% senior unsecured notes registered under the Securities Act of 1933, as amended (also referred to herein as the “Senior Notes”).

On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 8.125% senior notes, which are treated as a single class with the existing Senior Notes. The notes were issued at 106.0% providing net proceeds of $103.8 million after underwriting costs but before other offering expenses and a yield-to-maturity of 6.92%.
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See "Note 9. Summarized Condensed Consolidating Information" for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of June 30, 2012, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Amended Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. On February 10, 2012, the Borrowers amended the secured revolving credit facility (the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement ) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of June 30, 2012, there was $42.5 million outstanding on the Company’s Amended Secured Revolving Credit Facility and $157.5 million available for borrowing. The Company used a portion of the proceeds from its July 2012 offering of $100.0 million aggregate principal amount of 8.125% senior notes to repay the borrowings outstanding on the Amended Secured Revolving Credit Facility.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 2.00% to 3.00% per annum for borrowings at the Base Rate and 3.00% to 4.00% per annum for LIBOR based borrowings. As of June 30, 2012, the interest rate on the Amended Secured Revolving Credit Facility was 3.49%. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility. During the three and six months ended June 30, 2012, the Company incurred $0.2 million in interest expense on amounts outstanding on the Amended Secured Revolving Credit Facility. During the three and six months ended June 30, 2012, the Company incurred $0.2 million and $0.4 million, respectively, of unused facility fees.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2012, the Company was in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.
The Company incurred interest expense of $8.1 million and $15.8 million for the three and six months ended June 30, 2012, respectively, and $7.5 million and $15.1 million for the three and six months ended June 30, 2011, respectively. Interest expense includes deferred financing costs amortization of $0.9 million and $1.4 million for the three and six months ended June 30, 2012, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2012 includes $0.2 million in write-offs related to the refinancing of the mortgage notes. As of June 30, 2012 and December 31, 2011, the Company had $3.7 million and $4.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2012 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes	Amended Secured Revolving Credit Facility	Total
July 1, 2012 through December 31, 2012	$1,701	$—	$—	$1,701
2013	3,690	—	—	3,690
2014	3,902	—	—	3,902
2015	86,291	—	42,500	128,791
2016	1,920	—	—	1,920
Thereafter	59,876	225,000	—	284,876
	$157,380	$225,000	$42,500	$424,880

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of June 30, 2012.

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
Loans receivable: These instruments are presented in the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair value of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, the underlying collateral value and other credit enhancements.
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

The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 whose carrying amounts do not approximate their fair value:

	June 30, 2012			December 31, 2011
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$21,000	$21,193	$21,000	$—	$—	$—
Financial liabilities:
Senior Notes	225,000	225,000	241,875	225,000	225,000	227,813
Mortgage indebtedness	157,380	157,872	173,548	157,898	158,398	172,829
Amended Secured Revolving Credit Facility	42,500	42,500	42,500	—	—	—

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amount represents the book value of financial instruments and includes unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of June 30, 2012 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$21,000	$—	$—	$21,000
Financial liabilities:
Senior Notes	241,875	—	241,875	—
Mortgage indebtedness	173,548	—	—	173,548
Amended Secured Revolving Credit Facility	42,500	—	—	42,500
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

7.	EQUITY

Common Stock

The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 29, 2012	March 15, 2012	$0.33	March 30, 2012
April 24, 2012	May 15, 2012	$0.33	May 31, 2012

On August 1, 2012, the Company announced that its board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on August 31, 2012 to stockholders of record as of the close of business on August 15, 2012.
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
During the six months ended June 30, 2012, the Company issued 117,890 shares of common stock as a result of restricted stock unit vestings and in connection with incentive bonus payments payable under the Company's 2011 Bonus Plan pursuant to an election to receive the bonus payment in shares of the Company's common stock. During the six months ended June 30, 2012, the Company issued 41,640 shares of common stock as a result of stock options exercised.

8.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$5,923	$2,087	$10,328	$3,335

Denominator
Basic weighted average common shares	37,147,942	25,154,284	37,092,683	25,140,781
Dilutive stock options and restricted stock units	43,745	71,895	26,322	69,794

Diluted weighted average common shares	37,191,687	25,226,179	37,119,005	25,210,575

Basic earnings per common share	$0.16	$0.08	$0.28	$0.13

Diluted earnings per common share	$0.16	$0.08	$0.28	$0.13
Certain of the Company’s restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. During the three and six months ended June 30, 2012, approximately 0.3 million and 0.4 million restricted stock units, respectively, and options to purchase approximately 0.4 million shares were not included because they were anti-dilutive. During the three and six months ended June 30, 2011, approximately 0.3 million restricted stock units and options to purchase approximately 0.4 million shares were not included because they were anti-dilutive.

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
A Guarantor will be automatically and unconditionally released from its obligations under the guarantees with respect to the Senior Notes in the event of:

•	Any sale of the subsidiary Guarantor or of all or substantially all of its assets;

•	A merger or consolidation of a subsidiary Guarantor with an issuer of the Senior Notes or another Guarantor, provided that the surviving entity remains a Guarantor;

•	A subsidiary Guarantor is declared “unrestricted” for covenant purposes under the Indenture;

•	The requirements for legal defeasance or covenant defeasance or to discharge the Indenture have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the Indenture, of a subsidiary Guarantor; and

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty.
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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$162	$—	$518,588	$179,828	$—	$698,578
Loans receivable, net	—	—	21,193	—	—	21,193
Cash and cash equivalents	1,583	—	—	1,527	—	3,110
Restricted cash	—	—	—	7,076	—	7,076
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	941	4,706	13,698	3,676	—	23,021
Intercompany	72,861	135,875	—	30,054	(238,790)	—
Investment in subsidiaries	247,171	334,637	24,894	—	(606,702)	—
Total assets	$348,258	$475,218	$578,373	$222,161	$(845,492)	$778,518
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$157,872	$—	$157,872
Secured revolving credit facility	—	—	42,500	—	—	42,500
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	6,293	3,047	1,158	683	—	11,181
Tax liability	25,540	—	—	—	—	25,540
Intercompany	—	—	238,790	—	(238,790)	—
Total liabilities	31,833	228,047	282,448	158,555	(238,790)	462,093
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,051,242 shares issued and outstanding as of June 30, 2012	371	—	—	—	—	371
Additional paid-in capital	349,272	205,389	233,433	52,549	(491,371)	349,272
Cumulative distributions in excess of net income	(33,218)	41,782	62,492	11,057	(115,331)	(33,218)
Total stockholders’ equity	316,425	247,171	295,925	63,606	(606,702)	316,425
Total liabilities and stockholders’ equity	$348,258	$475,218	$578,373	$222,161	$(845,492)	$778,518

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$187	$—	$474,256	$183,934	$—	$658,377
Cash and cash equivalents	41,736	—	—	514	—	42,250
Restricted cash	—	—	—	6,093	—	6,093
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	874	5,079	8,544	2,893	—	17,390
Intercompany	—	145,018	—	25,237	(170,255)	—
Investment in subsidiaries	313,181	391,131	23,611	—	(727,923)	—
Total assets	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$158,398	$—	$158,398
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	6,296	3,047	4,107	689	—	14,139
Tax liability	25,540	—	—	—	—	25,540
Intercompany	23,109	—	147,146	—	(170,255)	—
Total liabilities	54,945	228,047	151,253	159,087	(170,255)	423,077
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,891,712 shares issued and outstanding as of December 31, 2011	369	—	—	—	—	369
Additional paid-in capital	344,995	288,665	316,011	52,110	(656,786)	344,995
Cumulative distributions in excess of net income	(18,791)	24,516	39,147	7,474	(71,137)	(18,791)
Total stockholders’ equity	326,573	313,181	355,158	59,584	(727,923)	326,573
Total liabilities and stockholders’ equity	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$18,372	$6,448	$—	$24,820
Interest income	1	—	296	—	—	297
Total revenues	1	—	18,668	6,448	—	25,117
Expenses:
Depreciation and amortization	12	—	5,492	2,053	—	7,557
Interest	—	4,757	715	2,676	—	8,148
General and administrative	3,083	1	376	29	—	3,489
(Income) loss in subsidiary	(9,017)	(13,775)	55	—	22,737	—
Total expenses	(5,922)	(9,017)	6,638	4,758	22,737	19,194
Net income	$5,923	$9,017	$12,030	$1,690	$(22,737)	$5,923
Net income per common share, basic						$0.16
Net income per common share, diluted						$0.16
Weighted-average number of common shares outstanding, basic						37,147,942
Weighted-average number of common shares outstanding, diluted						37,191,687

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$35,586	$12,897	$—	$48,483
Interest income	7	—	354	—	—	361
Total revenues	7	—	35,940	12,897	—	48,844
Expenses:
Depreciation and amortization	24	—	10,724	4,112	—	14,860
Interest	—	9,514	1,178	5,154	—	15,846
General and administrative	6,920	2	839	49	—	7,810
Income in subsidiary	(17,265)	(26,781)	(147)	—	44,193	—
Total expenses	(10,321)	(17,265)	12,594	9,315	44,193	38,516
Net income	$10,328	$17,265	$23,346	$3,582	$(44,193)	$10,328
Net income per common share, basic						$0.28
Net income per common share, diluted						$0.28
Weighted-average number of common shares outstanding, basic						37,092,683
Weighted-average number of common shares outstanding, diluted						37,119,005

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$22,525	$—	$—	$1,562	$—	$24,087
Cash flows from investing activities:
Acquisitions of real estate	—	—	(55,550)	—	—	(55,550)
Origination of note receivable	—	—	(21,176)	—	—	(21,176)
Additions to real estate	—	—	(730)	—	—	(730)
Investment in Subsidiary	(1,449)	(1,449)	—	—	2,898	—
Distribution from Subsidiary	345	345	—	—	(690)	—
Intercompany financing	(37,255)	(37,255)	—	—	74,510	—
Net cash used in investing activities	(38,359)	(38,359)	(77,456)	—	76,718	(77,456)
Cash flows from financing activities:
Proceeds from secured revolving credit facility	—	—	42,500	—	—	42,500
Proceeds from mortgage notes payable	—	—	—	21,947	—	21,947
Principal payments on mortgage notes payable	—	—	—	(22,464)	—	(22,464)
Payments of deferred financing costs	—	—	(2,299)	(1,136)	—	(3,435)
Issuance of common stock	144	—	—	—	—	144
Dividends paid	(24,463)	—	—	—	—	(24,463)
Contribution from Parent	—	1,449	—	1,449	(2,898)	—
Distribution to Parent	—	(345)	—	(345)	690	—
Intercompany financing	—	37,255	37,255	—	(74,510)	—
Net cash provided by (used in) financing activities	(24,319)	38,359	77,456	(549)	(76,718)	14,229
Net increase (decrease) in cash and cash equivalents	(40,153)	—	—	1,013	—	(39,140)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$1,583	$—	$—	$1,527	$—	$3,110

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$16,386	$—	$—	$1,542	$—	$17,928
Cash flows from investing activities:
Acquisitions of real estate	—	—	(74,000)	—	—	(74,000)
Acquisition of note receivable	(5,348)	—	—	—	—	(5,348)
Additions to real estate	(86)	—	—	—	—	(86)
Distribution from Subsidiary	3,307	3,307	—	—	(6,614)	—
Intercompany financing	(74,270)	(74,270)	—	—	148,540	—
Net cash used in investing activities	(76,397)	(70,963)	(74,000)	—	141,926	(79,434)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(1,499)	—	(1,499)
Payments of deferred financing costs	—	(270)	—	—	—	(270)
Issuance of common stock	547	—	—	—	—	547

Dividends paid	(8,051)	—	—	—	—	(8,051)
Distribution to Parent	—	(3,307)	—	(3,307)	6,614	—
Intercompany financing	—	74,540	74,000	—	(148,540)	—
Net cash provided by (used in) financing activities	(7,504)	70,963	74,000	(4,806)	(141,926)	(9,273)
Net increase in cash and cash equivalents	(67,515)	—	—	(3,264)	—	(70,779)
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$3,326	$—	$—	$128	$—	$3,454

10.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2012 and 2011. The Company acquired six properties and originated two loans receivable during the six months ended June 30, 2012. The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 has been prepared to give effect to these transactions and the eleven acquisitions that occurred during the year ended December 31, 2011, as well as the offering of 11.7 million shares of common stock that closed in August 2011, as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$25,847	$25,550	$51,704	$50,963
Depreciation and amortization	7,662	7,889	15,335	15,813
Net income	6,653	6,853	12,840	13,502
Net income per common share, basic	0.18	0.19	0.35	0.37
Net income per common share, diluted	0.18	0.19	0.35	0.37
Weighted-average number of common shares outstanding, basic	37,147,942	36,884,284	37,092,683	36,870,784
Weighted-average number of common shares outstanding, diluted	37,191,687	36,956,179	37,119,005	36,940,575

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
Sun
As of June 30, 2012, 86 of the Company’s 103 real estate properties were leased to subsidiaries of Sun. During the three and six months ended June 30, 2012, 72% and 74%, respectively, of the Company’s total revenues were derived from these leases. Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of June 30, 2012, Sun's continuing operations, through its subsidiaries, operated 190 inpatient centers spread across 23 states. Sun’s net revenues were $457.1 million and $915.6 million, respectively, for the three and six months ended June 30, 2012 and $470.6 million and $936.9 million, respectively, for the three and six months ended June 30, 2011. Sun’s adjusted earnings before interest, depreciation, amortization, transaction costs, restructuring costs and rent were $56.2 million and $108.4 million, respectively, for the three and six months ended June 30, 2012 and $67.7 million and $132.3 million, respectively, for the three and six months ended June 30, 2011. As of June 30, 2012, Sun’s outstanding debt, net of cash, totaled $45.6 million. As of June 30, 2012, Sun had approximately $103.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $43.6 million and available borrowings of $60.0 million under Sun's revolving credit facility.
On June 20, 2012, Sun announced that it had signed a definitive agreement to be acquired by Genesis HealthCare LLC (“Genesis”). According to Sun's announcement, Genesis will acquire Sun for $8.50 of cash per share of common stock, resulting in a transaction value of approximately $275 million net of cash and debt acquired. Sun's Board of Directors unanimously approved the transaction. According to Sun's announcement, the closing of the transaction is subject to customary conditions, including approval by Sun stockholders, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as regulatory approvals, and the closing is expected to occur in the fall of 2012. Sun has reported that, on a combined basis, the two companies generated roughly $4 billion in revenue in 2011 and have more than 420 facilities and 75,000 employees.
Cadia Portfolio
On August 1, 2011, the Company closed the purchase of four skilled nursing facilities (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 3 to 16 years and have a combined total of 500 beds. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement with the sellers (collectively, the “Cadia Tenants”). None of the Cadia Tenants are affiliated with the Company or any of its subsidiaries. As of June 30, 2012, the Company's investment in the Cadia Portfolio totaled 12% of the Company's assets, and during the three and six months ended June 30, 2012, 11% of the Company's total revenues were derived from the Cadia Portfolio lease. The Company believes that the financial condition and results of operations of the Cadia Tenants are more relevant to the Company’s investors than the financial statements of the Cadia Portfolio and enable investors to evaluate the credit-worthiness of the Cadia Tenants in their capacity as the tenants under the Cadia Portfolio lease. As a result, the Company has presented below unaudited summary financial information of the combined Cadia Tenants as of and for the three and six months ended June 30, 2012. The summary financial information presented below has been provided by the Cadia Tenants and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended	Six Months Ended
	June 30, 2012
	(unaudited) (in thousands)
Statements of Operations
Revenues	$14,841	$29,800
Operating expenses	14,104	28,491
Net income	718	1,272

	As of June 30, 2012 (unaudited) (in thousands)
Balance Sheets
Cash and cash equivalents	$5,633
Total current assets	10,027
Total current liabilities	7,243
Total debt	—

Other than the Company’s tenant concentrations, management believes the Company's current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 103 real estate properties is diversified by location across 25 states. The properties in any one state did not account for more than 14% of the Company’s total revenue during the three and six months ended June 30, 2012. The properties in any one state did not account for more than 18% of the Company’s total revenue during the three and six months ended June 30, 2011.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2012.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Sun - Genesis Pending Merger Transaction

•	Recent Transactions

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Change in Skilled Nursing Facility Reimbursement Rates

•	Obligations and Commitments

•	Off-Balance Sheet Arrangements
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
Following the restructuring of Old Sun’s business and the completion of the Separation and REIT Conversion Merger, we began operating as a self-administered, self-managed real estate investment trust (“REIT”) that, directly or indirectly, owns and invests in real estate serving the healthcare industry.
As of June 30, 2012, our investment portfolio included 103 real estate properties (consisting of (i) 93 skilled nursing/post-acute facilities, (ii) nine senior housing facilities, and (iii) one acute care hospital), a mortgage loan secured by a first trust deed in a skilled nursing facility located in Texas with an option to purchase this facility and a mezzanine loan secured by the borrowers' equity interests in three skilled nursing facilities and one assisted living facility located in Texas and with an option to purchase these four facilities. As of June 30, 2012, our real estate properties had a total of 11,392 licensed beds, or units, spread across 25 states. As of June 30, 2012, all of our real estate properties are leased under triple-net operating leases with expirations ranging from nine to 22 years.
We expect to continue to grow our portfolio primarily through the acquisition of healthcare facilities with a focus on skilled nursing, assisted living and memory care facilities and through the origination of financing secured directly or indirectly by healthcare facilities. We also expect to opportunistically consider acquiring independent living and continuing care retirement community facilities and hospitals. We intend to finance our investments with cash on hand, including a portion of the proceeds from our July 2012 offering of $100 million aggregate principal amount of 8.125% senior notes due 2018 described below, and availability under our Amended Secured Revolving Credit Facility (as defined below). As we acquire additional properties and expand our portfolio, we expect to further diversify by tenant, asset class and geography within the healthcare sector. We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
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
Sun - Genesis Pending Merger Transaction
On June 20, 2012, Sun announced that it had signed a definitive agreement to be acquired by Genesis HealthCare LLC (“Genesis”). According to Sun’s announcement, Genesis will acquire Sun for $8.50 of cash per share of common stock, resulting in a transaction value of approximately $275 million net of cash and debt acquired. Sun’s Board of Directors unanimously approved this transaction. According to Sun’s announcement, the closing of this transaction is subject to customary conditions, including approval by Sun stockholders, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as regulatory approvals, and the closing is expected to occur in the fall of 2012. In connection with this transaction, we expect to obtain a parent guaranty from Genesis to replace the existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. Additionally, we expect the guaranty to include a tangible net worth covenant and expect to obtain an amendment to our master lease agreement with Sun to improve the annual rent escalators to a fixed 2.5% increase and to include cross-default provisions with Genesis’ term loan, all of which modifications should improve the overall quality of our leases with Sun. However, there can be no assurances that the proposed transaction will be completed on its proposed terms or at all. In its announcement, Sun expressed its belief that the combined entity will have broad geographic reach and the scale necessary to remain competitive in the post-acute sector. Sun has reported that, on a combined basis, the two companies generated roughly $4 billion in revenue in 2011 and have more than 420 facilities and 75,000 employees.
Recent Transactions
Issuance of Senior Notes
On July 26, 2012, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), issued an additional $100.0 million aggregate principal amount of 8.125% senior notes, which are treated as a single class with our existing 8.125% senior unsecured notes. The notes were issued at 106.0% providing net proceeds of $103.8 million after underwriting costs but before other offering expenses and a yield-to-maturity of 6.92%.

Onion Creek Mortgage Loan
On June 22, 2012, we entered into an $11.0 million mortgage loan agreement secured by a first trust deed on a 125-bed skilled nursing facility in Texas that was built in 2010 (the “Onion Creek Mortgage Loan”) with affiliates of Meridian Equity Investors, L.P. as borrowers. The Onion Creek Mortgage Loan has a five-year term, bears interest at a fixed rate of 8.5% per annum and cannot be prepaid during the first three years of the loan term. In addition, we have an option to purchase and the borrowers have an option to sell us the facility securing the Onion Creek Mortgage Loan from July 1, 2013 through the time the loan is repaid for between $12.5 million and $14.5 million, depending on the annualized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) of the facility for the three month period preceding the option exercise date; however, in no event can the borrowers require us to purchase the property if the three month annualized EBITDAR is below $1.7 million. The purchase price was funded with available cash and proceeds from our Amended Secured Revolving Credit Facility.

Aurora Portfolio
On June 1, 2012, we acquired three skilled nursing facilities in a sale-leaseback transaction with affiliates of Aurora Health Management, LLC (“Aurora”) for $21.8 million. Two of the facilities are located in Connecticut and the third is located in New Hampshire. Collectively, the facilities have 327 beds. In connection with the acquisition, we amended the existing master lease with Aurora (the “Aurora Master Lease”) to include these three facilities with the two facilities that we were already leasing to Aurora and to extend the term by six months. The Aurora Master Lease has an initial term of 15 years with two five-year renewal options and contains fixed annual rent escalators of 2.5%. With the addition of these facilities, the Aurora portfolio will provide an initial yield on cash rent of 10.18% and annual lease revenues determined in accordance with GAAP of $4.6 million.  The purchase price was funded with available cash and proceeds from our Amended Secured Revolving Credit Facility.
Ridgecrest Manor
On May 1, 2012, we acquired a 120-bed skilled nursing facility located in Virginia for $5.7 million. Concurrently with the purchase, we entered into a triple-net lease agreement with affiliates of Trinity Health Systems, LLC. The lease has an initial term of 15 years with two five-year renewal options and provides for annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $0.8 million and an initial yield on cash rent of 11.0%. In addition, we have provided the tenant with an improvement allowance of up to $0.5 million.  The loan was fu-nded with available cash and proceeds from our Amended Secured Revolving Credit Facility.
Refinancing of Mortgage Indebtedness
On June 28, 2012, we refinanced four of our existing United States Department of Housing and Urban Development (“HUD”) mortgage notes totaling $20.9 million. We maintained the original maturity dates, reduced the weighted average interest rate from 5.75% to 2.49% per annum and increased the aggregate outstanding principal amount of the mortgage notes by $1.1 million. In connection with the refinancing, we wrote off $0.2 million in unamortized deferred financing costs related to the original mortgage notes. Subsequent to June 30, 2012, the we refinanced one additional HUD mortgage note totaling $13.5 million. We maintained the original maturity date, reduced the interest rate from 5.90% to 2.49% per annum and increased the aggregate outstanding principal amount of the mortgage note by $0.4 million.
On May 1, 2012, we amended the Amended, Restated and Consolidated Loan Agreement with General Electric Capital Corporation. We reduced the interest rate spread of the floating rate portion (totaling $58.6 million as of June 30, 2012) by 50 basis points and maintained the fixed rate portion (totaling $31.1 million as of June 30, 2012) at the original pricing of 6.82%; however, the reduced pricing will apply to the fixed portion of the loan beginning on December 19, 2013 when it converts to a floating rate loan. We also agreed to prepayment terms that do not allow for prepayment for the loan prior to May 1, 2014 unless the prepayment is either approved by the lender in its sole discretion or arises from a refinancing of one or more of the applicable facilities under a loan program insured or otherwise supported by HUD.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2011 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2012.
Results of Operations
As of June 30, 2011, our investment portfolio included 88 real estate properties and an investment in a mortgage note, which was subsequently repaid. As of June 30, 2012, our investment portfolio included 103 real estate properties and two investments in loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2011 and 2012 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three and six months ended June 30, 2012 and 2011 are not directly comparable due to the increase in acquisition activity subsequent to June 30, 2011.

Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011 (dollars in thousands):

	Three Months Ended June 30,		Increase	Percentage Difference	Increase due to Acquisitions (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2012	2011
Revenues:
Rental income	$24,820	$18,628	$6,192	33%	$5,752	$440
Interest income	297	177	120	68%	296	(176)
Expenses:
Depreciation and amortization	7,557	6,290	1,267	20%	1,496	(229)
Interest	8,148	7,505	643	9%	—	643
General and administrative	3,489	2,923	566	19%	101	465
(1) Represents the dollar amount increase for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of properties and other real estate-related assets acquired on or after April 1, 2011.
(2) Represents dollar amount increase (decrease) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 with respect to properties and other real estate-related investments owned by us during both periods.

Rental Income
During the three months ended June 30, 2012, we recognized $24.8 million of rental income compared to $18.6 million for the three months ended June 30, 2011. The $6.2 million net increase in rental income is due to an increase of $5.8 million from properties acquired after March 31, 2011 and an increase of $0.4 million due to annual rent escalators related to properties owned prior to 2011. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the three months ended June 30, 2012, we recognized $0.3 million of interest income, which consisted primarily of interest income earned on loans receivable. During the three months ended June 30, 2011, we recognized $0.2 million of interest income, which consisted primarily of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011 and was subsequently repaid on December 5, 2011. Based on our current estimates, we expect interest income to increase on an annual basis by $2.0 million as a result of loan originations completed through the first six months of 2012.
Depreciation and Amortization
During the three months ended June 30, 2012, we incurred $7.6 million of depreciation and amortization expense compared to $6.3 million for the three months ended June 30, 2011. The $1.3 million net increase in depreciation and amortization was primarily due to an increase of $1.5 million from properties acquired after April 1, 2011, partially offset by a decrease of $0.2 million related to assets that have been fully depreciated. As of June 30, 2012, the purchase price allocations for acquisitions completed during the three months ended June 30, 2012 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $1.5 million as a result of acquisitions through the first six months of 2012.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2012, we incurred $8.1 million of interest expense compared to $7.5 million for the three months ended June 30, 2011. The $0.6 million increase is primarily related to a $0.2 million increase in unused facility fees and amortization of deferred financing costs related to the increase in capacity under our Amended Secured Revolving Credit Facility from $100.0 million to $200.0 million, $0.2 million increase in interest expense related to the outstanding principal amounts on our Amended Secured Revolving Credit Facility and $0.2 million increase in amortization of deferred financing costs due to the write-off of fees in connection with our mortgage refinancing.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended June 30, 2012, general and administrative expenses were $3.5 million compared to $2.9 million during the three months ended June 30, 2011. During the three months ended June 30, 2012, we incurred $0.4 million of acquisition pursuit costs compared to $0.2 million of acquisition pursuit costs during the three months ended June 30, 2011. The majority of the remaining increase relates to an increase in stock-based compensation expense from $1.3 million during the three months ended June 30, 2011 to $1.6 million during the three months ended June 30, 2012. This increase primarily relates to the change in our stock price from the prior year period. During the three months ended June 30, 2012, the stock price increased $0.67 compared to a decrease of $0.90 during the three months ended June 30, 2011. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011 (dollars in thousands):

	Six Months Ended June 30,		Increase	Percentage Difference	Increase due to Acquisitions (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2012	2011
Revenues:
Rental income	$48,483	$36,190	$12,293	34%	$11,415	$878
Interest income	361	217	144	66%	353	(209)
Expenses:
Depreciation and amortization	14,860	12,377	2,483	20%	2,964	(481)
Interest	15,846	15,103	743	5%	—	743
General and administrative	7,810	5,592	2,218	40%	558	1,660
(1) Represents the dollar amount increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of properties and other real estate-related assets acquired on or after January 1, 2011.
(2) Represents dollar amount increase (decrease) for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 with respect to properties and other real estate-related investments owned by us during both periods.

Rental Income
During the six months ended June 30, 2012, we recognized $48.5 million of rental income compared to $36.2 million for the six months ended June 30, 2011. The $12.3 million net increase in rental income is due to an increase of $11.4 million from properties acquired after January 1, 2011 and an increase of $0.9 million due to annual rent escalators related to properties owned prior to 2011. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the six months ended June 30, 2012, we recognized $0.4 million of interest income, which consisted primarily of interest income earned on loans receivable. During the six months ended June 30, 2011, we recognized $0.2 million of interest income, which consisted mostly of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011 and was subsequently repaid on December 5, 2011. Based on our current estimates, we expect interest income to increase on an annual basis by $2.0 million as a result of loan originations completed through the first six months of 2012.
Depreciation and Amortization
During the six months ended June 30, 2012, we incurred $14.9 million of depreciation and amortization expense compared to $12.4 million for the six months ended June 30, 2011. The $2.5 million net increase in depreciation and amortization was primarily due to an increase of $3.0 million from properties acquired in 2011, partially offset by a decrease of $0.5 million related to assets that have been fully depreciated. As of June 30, 2012, the purchase price allocations for our 2012 acquisitions are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change. Based on our current estimates, we expect depreciation and amortization expense to increase on an annual basis by $1.5 million as a result of our acquisitions during the first six months of 2012.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2012, we incurred $15.8 million of interest expense compared to $15.1 million for the six months ended June 30, 2011. The $0.7 million increase is primarily related to a $0.3 million increase in unused facility fees and amortization of deferred financing costs related to the increase in capacity under our Amended Secured Revolving Credit Facility from $100.0 million to $200.0 million, $0.2 million increase in interest expense related to the outstanding principal amounts on our Amended Secured Revolving Credit Facility and $0.2 million increase in amortization of deferred financing costs due to the write-off of fees in connection with our mortgage refinancing.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the six months ended June 30, 2012, general and administrative expenses were $7.8 million compared to $5.6 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, we incurred $0.9 million of acquisition pursuit costs compared to $0.3 million of acquisition pursuit costs incurred during the six months ended June 30, 2011. The majority of the remaining increase relates to an increase in stock-based compensation from $2.5 million during the six months ended June 30, 2011 to $3.8 million during the six months ended June 30, 2012. This increase primarily relates to the change in our stock price from the prior year period. During the six months ended June 30, 2012, the stock price increased $5.02 compared to a decrease of $1.69 during the six months ended June 30, 2011. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Funds from Operations and Adjusted Funds from Operations

We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding non-cash revenues (including straight-line rental income adjustments, amortization of acquired above/below market lease intangibles and non-cash interest income adjustments), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments, amortization of acquired above/below market lease intangibles and non-cash interest income adjustments), non-cash expenses (including stock-based compensation expense and amortization of deferred financing costs) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2012 and 2011, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,923	$2,087	$10,328	$3,335
Depreciation and amortization of real estate assets	7,557	6,290	14,860	12,377

FFO	13,480	8,377	25,188	15,712

Acquisition pursuit costs	381	224	872	311
Stock-based compensation	1,639	1,335	3,842	2,478
Straight-line rental income adjustments	(721)	(128)	(1,690)	(128)
Amortization of deferred financing costs	881	500	1,447	995
Non-cash interest income adjustments	9	—	9	—

AFFO	$15,669	$10,308	$29,668	$19,368

FFO per diluted common share	$0.36	$0.33	$0.68	$0.62

AFFO per diluted common share	$0.42	$0.40	$0.79	$0.76

Weighted average number of common shares outstanding, diluted:
FFO	37,191,687	25,226,179	37,119,005	25,210,575

AFFO	37,538,337	25,480,729	37,472,271	25,474,693

Included in net income above is general and administrative expense of $0.3 million related to one-time start-up costs incurred during the six months ended June 30, 2011. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Liquidity and Capital Resources
As of June 30, 2012, we had approximately $160.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $3.1 million and available borrowings under our Amended Secured Revolving Credit Facility of $157.5 million. In addition, on July 26, 2012, we completed an offering of $100 million aggregate principal amount of senior notes due 2018 at 106.0%, providing net proceeds of $103.8 million after underwriting costs but before other offering expenses. A portion of the these proceeds was used to repay the $42.5 million outstanding under our secured revolving credit facility as of June 30, 2012. See “—Overview—Recent Transactions.”
We believe that our available cash, operating cash flows and borrowings available to us under our Amended Secured Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes, including the additional $100 million aggregate principal amount issued in July 2012, and mortgage indebtedness on our properties, and dividend requirements for the next twelve months. We have also filed with the SEC a shelf registration statement on Form S-3, which became effective on October 31, 2011, that will allow us to issue up to $500.0 million in new securities.
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
In connection with the Separation and REIT Conversion Merger, we completed two significant debt financing transactions, as described below under “—Loan Agreements.” As of June 30, 2012, we had $225.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $157.4 million on certain of our properties. In addition, as of June 30, 2012, we had $42.5 million outstanding under our Amended Secured Revolving Credit Facility with $157.5 million available for borrowing.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $24.1 million and $17.9 million for the six months ended June 30, 2012 and 2011, respectively. This was derived primarily from the rental payments received under the lease agreements with subsidiaries of Sun and rental payments from our other tenants following the date of our acquisition of the underlying property we are leasing to them. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investment acquisitions.
Cash Flows from Investing Activities
During the six months ended June 30, 2012, net cash used in investing activities was $77.5 million and consisted of $55.6 million used in the acquisition of the six skilled nursing facilities and $21.2 million used to originate two loans receivable. During the six months ended June 30, 2011, net cash used in investing activities was $79.4 million and consisted of $74.0 million used in the acquisitions of the Texas Regional Medical Center at Sunnyvale and the Oak Brook Health Care Center and $5.3 million used for the acquisition of the Hillside Terrace Mortgage Note. We expect to continue using available liquidity in connection with anticipated future real estate investment acquisitions.
Cash Flows from Financing Activities
During the six months ended June 30, 2012, net cash provided by financing activities was $14.2 million and consisted of $42.5 million in proceeds from our Amended Secured Revolving Credit Facility, $21.9 million in proceeds from mortgage notes payable and $0.1 million in net proceeds related to the issuance of common stock, partially offset by $24.5 million of dividends paid to common stockholders, $22.5 million of principal repayments of mortgage notes payable and $3.4 million of payments for deferred financing costs primarily related to the entry into the Amended Secured Revolving Credit Facility and the refinance of the mortgage notes. During the six months ended June 30, 2011, net cash used in financing activities was $9.3 million and consisted of $8.1 million of dividends paid to common stockholders, $1.5 million of principal repayments of mortgage notes payable and $0.3 million of payments for deferred financing costs.
Loan Agreements
8.125% Senior Notes due 2018. On October 27, 2010, the Issuers issued $225.0 million aggregate principal amount of 8.125% senior unsecured notes (the “Senior Notes”) in a private placement. The Senior Notes were sold at par, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. On December 6, 2010, substantially all of the net proceeds were used by Sun to redeem the $200.0 million in aggregate principal amount outstanding of Old Sun’s 9.125% senior subordinated notes due 2015, including accrued and unpaid interest and the applicable redemption premium. In March 2011, the Issuers completed an exchange offer to exchange the Senior Notes for substantially identical 8.125% senior unsecured notes registered under the Securities Act of 1933, as amended (also referred to herein as the “Senior Notes”).
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 8.125% senior notes, which are treated as a single class with the existing Senior Notes. The notes were issued at 106.0% providing net proceeds of $103.8 million after underwriting costs but before other offering expenses. See “—Overview—Recent Transactions.”
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 9, “Summarized Condensed Consolidating Information,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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

The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of June 30, 2012, we were in compliance with all applicable financial covenants under the Senior Notes.
Amended Secured Revolving Credit Facility. On November 3, 2010, the Borrowers entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement), as amended on February 10, 2012 to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability up to an additional $150.0 million, subject to certain terms and conditions. The Amended Secured Revolving Credit Facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the Amended Secured Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Amended Secured Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of June 30, 2012, there was $42.5 million outstanding under the Amended Secured Revolving Credit Facility and $157.5 million available for borrowing. During the three and six months ended June 30, 2012, we incurred $0.2 million in interest expense on amounts outstanding under the Amended Secured Revolving Credit Facility. During the three and six months ended June 30, 2012, we incurred $0.2 million and $0.4 million, respectively, of unused facility fees.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 2.00% to 3.00% per annum for borrowings at the Base Rate and 3.00% to 4.00% per annum for LIBOR based borrowings. As of June 30, 2012, the interest rate on our Amended Secured Revolving Credit Facility was 3.49%. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires that we, through the Borrowers, comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2012, we were in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.
Mortgage Indebtedness
Of our 103 properties, 26 are subject to mortgage indebtedness to third parties that, as of June 30, 2012, totaled approximately $157.4 million. As of June 30, 2012 and December 31, 2011, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Outstanding as of June 30, 2012 (2)	Principal Outstanding as of December 31, 2011 (2)	Weighted Average Interest Rate at June 30, 2012	Maturity Date
Fixed Rate	$98,818	$98,739	5.56%	August 2015 - June 2047
Variable Rate(1)	58,562	59,159	5.00%	August 2015
	$157,380	$157,898

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).

(2)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of June 30, 2012 and December 31, 2011.
Capital Expenditures
For the six months ended June 30, 2011, our aggregate capital expenditures were $9,000, which was primarily for corporate office needs. There were no capital expenditures for the six months ended June 30, 2012. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for fiscal year 2012 will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $24.5 million during the six months ended June 30, 2012. On August 1, 2012, our board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on August 31, 2012 to stockholders of record as of August 15, 2012.

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
On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which became effective October 1, 2011. Based on the final rule, the net reduction in fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities will be was 11.1%. On January 4, 2012, Sun issued a press release announcing its 2012 financial outlook and guidance, in which Sun stated that it expected the net impact of the final rule in 2012 to be between $40 million to $45 million after mitigation strategies were implemented to partially offset the impact of the CMS final rule. Based on Sun's expected 2012 consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) of between $222.0 million and $228.0 million and expected consolidated rents across all of its facilities totaling $148.0 million, Sun's expected 2012 consolidated EBITDAR coverage would be between 1.50x and 1.54x (Sun's expected 2012 consolidated EBITDAR coverage would be between 1.46x and 1.50x before eliminating Sabra facilities from which Sun expects to transition operations to held for sale status in 2012). Sun's actual consolidated EBITDAR and consolidated rents across all of its facilities for the six months ended June 30, 2012, was $106.6 million and $72.9 million, respectively. Sun's consolidated EBITDAR coverage for the six months ended June 30, 2012 was 1.46x. On July 27, 2012, CMS released final fiscal year 2013 Medicare rates for skilled nursing facilities of a net increase of 1.8% over fiscal year 2012 payments (comprised of a market basket increase of 2.5% less the productivity adjustment of 0.7%).
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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that, as of June 30, 2012, totaled $157.4 million. The following table is presented as of June 30, 2012 (in thousands):

		July 1, 2012 through		Year Ended December 31,
	Total	December 31, 2012	2013	2014	2015	2016	After 2016
Mortgage indebtedness(1)	$225,840	$5,896	$12,006	$12,010	$92,601	$4,950	$98,377
Senior Notes(2)	343,828	9,141	18,281	18,281	18,281	18,281	261,563
Operating lease	321	44	91	95	91	—	—
Total	$569,989	$15,081	$30,378	$30,386	$110,973	$23,231	$359,940

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $68.5 million, of which $9.1 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $118.8 million. Does not include $100 million aggregate principal amount of additional notes issued on July 26, 2012.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2012, this indebtedness included the $225.0 million aggregate principal amount of Senior Notes outstanding, $157.4 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own and $42.5 million outstanding under the Amended Secured Revolving Credit Facility. As of June 30, 2012, we had $101.1 million of outstanding variable rate indebtedness. In addition, as of June 30, 2012, we had $157.5 million available for borrowing under our Amended Secured Revolving Credit Facility. From time to time, we may borrow under the Amended Secured Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of June 30, 2012, interest expense would increase $0.6 million for the twelve months following June 30, 2012. As of June 30, 2012, the index underlying our variable rate mortgages is currently below 100 basis points and if this index was reduced to zero during the 12 months ending June 30, 2012, interest expense on our variable rate debt would decrease by $0.1 million.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SABRA HEALTH CARE REIT, INC.

Date: August 2, 2012	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2012	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)