Form 10-Q
period 2012-09-30
Sabra Health Care REIT, Inc.
filed 2012-10-30
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2012, there were 37,051,242 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, the expected amounts and timing of dividends, projected expenses and capital expenditures, competitive position, growth opportunities and potential acquisitions, plans and objectives for future operations, the expected impact to us of the pending acquisition of Sun (as defined below) by Genesis HealthCare LLC (“Genesis”), and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Sun until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	changes in general economic conditions and volatility in financial and credit markets;

•	the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to make acquisitions, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity financings;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	our ability to maintain our status as a real estate investment trust ("REIT"); and

•	compliance with REIT requirements and certain tax matters related to our status as a REIT.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $131,071 and $108,916 as of September 30, 2012 and December 31, 2011, respectively	$733,054	$658,377
Loans receivable, net	22,092	—
Cash and cash equivalents	30,477	42,250
Restricted cash	5,197	6,093
Deferred tax assets	25,540	25,540
Prepaid expenses, deferred financing costs and other assets	26,651	17,390
Total assets	$843,011	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$157,513	$158,398
Senior unsecured notes payable	330,861	225,000
Accounts payable and accrued liabilities	17,778	14,139
Tax liability	25,540	25,540
Total liabilities	531,692	423,077
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,051,242 and 36,891,712 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	371	369
Additional paid-in capital	351,106	344,995
Cumulative distributions in excess of net income	(40,158)	(18,791)
Total stockholders’ equity	311,319	326,573
Total liabilities and stockholders’ equity	$843,011	$749,650
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$25,420	$21,294	$73,903	$57,483
Interest income	618	176	979	393

Total revenues	26,038	21,470	74,882	57,876

Expenses:
Depreciation and amortization	7,496	6,850	22,356	19,227
Interest	9,538	7,624	25,384	22,726
General and administrative	3,778	4,652	11,588	10,245

Total expenses	20,812	19,126	59,328	52,198

Net income	$5,226	$2,344	$15,554	$5,678

Net income per common share, basic	$0.14	$0.07	$0.42	$0.20

Net income per common share, diluted	$0.14	$0.07	$0.42	$0.20

Weighted-average number of common shares outstanding, basic	37,178,162	32,986,657	37,121,384	27,797,411

Weighted-average number of common shares outstanding, diluted	37,465,114	33,049,621	37,276,013	27,891,690

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2010	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	5,678	5,678
Amortization of stock-based compensation	—	—	3,249	—	3,249
Stock issuance	11,807,176	118	163,224	—	163,342
Common dividends ($0.64 per share)	—	—	—	(19,878)	(19,878)
Balance, September 30, 2011	36,868,248	$369	$343,748	$(14,193)	$329,924

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	36,891,712	$369	$344,995	$(18,791)	$326,573
Net income	—	—	—	15,554	15,554
Amortization of stock-based compensation	—	—	5,969	—	5,969
Stock issuance	159,530	2	142	—	144
Common dividends ($0.99 per share)	—	—	—	(36,921)	(36,921)
Balance, September 30, 2012	37,051,242	$371	$351,106	$(40,158)	$311,319

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,554	$5,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,356	19,227
Non-cash interest income adjustments	18	—
Amortization of deferred financing costs	2,620	1,507
Stock-based compensation expense	5,749	3,249
Amortization of premium on notes payable	(12)	(11)
Amortization of premium on senior unsecured notes	(139)	—
Straight-line rental income adjustments	(2,857)	(720)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	116	556
Accounts payable and accrued liabilities	7,211	7,860
Restricted cash	(2,714)	(2,837)

Net cash provided by operating activities	47,902	34,509

Cash flows from investing activities:
Acquisitions of real estate	(98,050)	(187,700)
Origination of loans receivable	(22,111)	—
Acquisition of note receivable	—	(5,348)
Additions to real estate	(1,039)	(86)

Net cash used in investing activities	(121,200)	(193,134)

Cash flows from financing activities:
Proceeds from secured revolving credit facility	42,500	—
Proceeds from mortgage notes payable	35,829	—
Proceeds from issuance of senior unsecured notes	106,000	—
Payments on secured revolving credit facility	(42,500)	—
Principal payments on mortgage notes payable	(36,701)	(2,249)
Payments of deferred financing costs	(7,045)	(495)
Issuance of common stock	144	163,431
Dividends paid	(36,702)	(19,878)

Net cash provided by financing activities	61,525	140,809

Net decrease in cash and cash equivalents	(11,773)	(17,816)
Cash and cash equivalents, beginning of period	42,250	74,233

Cash and cash equivalents, end of period	$30,477	$56,417

Supplemental disclosure of cash flow information:
Interest paid	$17,116	$17,024

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra is organized to qualify as a real estate investment trust (“REIT”) and has elected to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year beginning on January 1, 2011. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of September 30, 2012, Sabra’s investment portfolio included 105 properties leased to operators/tenants under triple-net lease agreements (consisting of (i) 93 skilled nursing/post-acute facilities, (ii) 11 senior housing facilities, and (iii) one acute care hospital). In addition, as of September 30, 2012, a wholly owned subsidiary of the Company was the lender for two mortgage loans and one mezzanine loan.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three and nine months ended September 30, 2012, the Company expensed $0.4 million and $1.2 million, respectively, of acquisition pursuit costs. During the three and nine months ended September 30, 2011, the Company expensed $2.6 million and $3.0 million, respectively, of acquisition pursuit costs. The Company's acquisition pursuit costs are included in general and administrative expense on the accompanying condensed consolidated statements of income.
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

Interest Income
The Company's loans receivable are recorded at amortized cost on the accompanying consolidated balance sheets. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
The Company reviews on a quarterly basis credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The Company's loans receivable are evaluated for impairment at each balance sheet date.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower's failure to repay contractual amounts due, the granting of a concession by the Company or the Company's expectation that it will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan. As of September 30, 2012, all of the Company's loans are performing and none are considered to be impaired.
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

Real Estate Acquisitions
During the nine months ended September 30, 2012, the Company acquired six skilled nursing facilities and two senior housing facilities for a total purchase price of $98.1 million. The purchase price was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
$16,571	$79,324	$1,719	$436	$98,050

As of September 30, 2012, the purchase price allocations for acquisitions completed during the three months ended September 30, 2012 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 13 years and 23 years, respectively.
For the three and nine months ended September 30, 2012, the Company recognized $1.8 million and $3.0 million, respectively, of total revenues from these properties.

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
On August 16, 2012, the Company, through certain subsidiaries, entered into a forward purchase program (the “Pipeline Agreement”) to acquire newly constructed senior housing properties to be developed by First Phoenix Group, LLC (“First Phoenix”). The Pipeline Agreement provides for the acquisition of, as well as certain interim funding arrangements for, up to ten assisted living and memory care facilities to be identified by First Phoenix and approved by the Company before the end of 2014. Under the Pipeline Agreement, First Phoenix will identify and develop the properties, affiliates of the Company will purchase the properties once stabilized and a 50%/50% RIDEA-compliant joint venture partnership between affiliates of the Company and First Phoenix will operate the facilities, subject to certain terms and conditions. The Company will own 100% of the real estate and lease it to the joint venture partnership under a triple-net lease structure with an initial annual yield on cash rent of 8%. Pursuant to the Pipeline Agreement, the Company would be obligated to purchase a property only after satisfactory completion of customary due diligence and agreed upon closing conditions. First Phoenix currently operates one facility under the Stoney River Assisted Living brand located in Marshfield, Wisconsin which is expected to be acquired by the Company during 2012 and operated by the joint venture partnership.
Concurrently with its execution of the Pipeline Agreement, the Company entered into a $1.0 million pre-development loan agreement with First Phoenix to fund the acquisition of land and certain other costs associated with the first development project under the Pipeline Agreement, a 72-unit assisted living/memory care facility located in Ramsey, Minnesota. This loan will be funded over the course of the pre-development activities and bears interest at a fixed rate of 9.0% per annum. During the three months ended September 30, 2012, the Company funded $0.9 million under the pre-development loan agreement. Repayment of the loan is expected to occur in connection with the acquisition of the stabilized property by Sabra, or earlier in certain circumstances.

4.	REAL ESTATE INVESTMENTS
The Company’s investments in real estate consisted of the following (dollars in thousands):
As of September 30, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	93	10,549	$712,386	$(118,949)	$593,437
Senior Housing	11	1,070	89,853	(9,494)	80,359
Acute Care Hospital	1	70	61,640	(2,539)	59,101
	105	11,689	863,879	(130,982)	732,897
Corporate Level			246	(89)	157
			$864,125	$(131,071)	$733,054
As of December 31, 2011

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	87	10,034	$658,222	$(99,570)	$558,652
Senior Housing	9	773	47,192	(8,140)	39,052
Acute Care Hospital	1	70	61,640	(1,154)	60,486
	97	10,877	767,054	(108,864)	658,190
Corporate Level			239	(52)	187
			$767,293	$(108,916)	$658,377

	September 30, 2012 (1)	December 31, 2011
Building and improvements	$704,277	$626,877
Furniture and equipment	46,889	44,045
Land improvements	4,640	4,640
Land	108,319	91,731
	864,125	767,293
Accumulated depreciation	(131,071)	(108,916)
	$733,054	$658,377
(1) As of September 30, 2012, the purchase price allocations for acquisitions completed during the three months ended September 30, 2012 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.

Operating Leases
As of September 30, 2012, all of the Company’s real estate properties are leased under triple-net operating leases with expirations ranging from eight to 22 years. As of September 30, 2012, the leases have a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee. As of September 30, 2012, 86 of the Company's 105 real estate properties were leased to subsidiaries of Sun Healthcare Group, Inc. (“Sun”).
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
As of September 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2012 through December 31, 2012	$26,302
2013	105,210
2014	105,210
2015	105,210
2016	105,210
Thereafter	733,959
$1,181,101

5.	DEBT
Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2012	Book Value as of December 31, 2011	Weighted Average Effective Interest Rate at September 30, 2012	Maturity Date
Fixed Rate	$99,251	$99,239	5.04%	August 2015 - June 2047
Variable Rate(1)	58,262	59,159	5.00%	August 2015
	$157,513	$158,398

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
On June 28, 2012, the Company refinanced four of its existing United States Department of Housing and Urban Development (“HUD”) mortgage notes totaling $20.9 million. The Company maintained the original maturity dates, reduced the weighted average interest rate from 5.75% to 2.49% per annum and increased the aggregate outstanding principal amount of the mortgage notes by $1.1 million. On July 27, 2012, the Company refinanced one additional HUD mortgage note totaling $13.5 million. The Company maintained the original maturity date, reduced the interest rate from 5.90% to 2.49% per annum and increased the aggregate outstanding principal amount of the mortgage note by $0.4 million. In connection with the refinancings, the Company wrote off $0.5 million and $0.7 million in unamortized deferred financing costs related to the original mortgage notes during the three and nine months ended September 30, 2012, respectively.

On May 1, 2012, the Company amended the Amended, Restated and Consolidated Loan Agreement with General Electric Capital Corporation. The Company reduced the interest rate spread of the floating rate portion (totaling $58.3 million as of September 30, 2012) by 50 basis points and maintained the fixed rate portion (totaling $30.9 million as of September 30, 2012) at the original pricing of 6.82%. However, when the fixed rate portion converts to a floating rate loan on December 19, 2013, the reduced interest rate spread will apply. The Company also agreed to prepayment terms that do not allow for prepayment for the loan prior to May 1, 2014 unless the prepayment is either approved by the lender in its sole discretion or arises from a refinancing of one or more of the applicable facilities under a loan program insured or otherwise supported by HUD.
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
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of Senior Notes, which are treated as a single class with the existing Senior Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. The Company used a portion of the proceeds from this offering to repay the borrowings outstanding on the Amended Secured Revolving Credit Facility. On October 15, 2012, the Issuers commenced an exchange offer to exchange the $100.0 million aggregate principal amount of Senior Notes that were issued in July 2012 for substantially identical Senior Notes registered under the Securities Act of 1933, as amended. The exchange offer is scheduled to expire on November 14, 2012.
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See “Note 9. Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of September 30, 2012, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Amended Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. On February 10, 2012, the Borrowers amended the secured revolving credit facility (the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of September 30, 2012, there were no amounts outstanding under the Company’s Amended Secured Revolving Credit Facility and $201.6 million available for borrowing.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 3.00% to 4.00% per annum for LIBOR based borrowings and 2.00% to 3.00% per annum for borrowings at the Base Rate. As of September 30, 2012, the interest rate on the Amended Secured Revolving Credit Facility was 3.46%. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility. During the three and nine months ended September 30, 2012, the Company incurred $0.1 million and $0.3 million, respectively, in interest expense on amounts outstanding on the Amended Secured Revolving Credit Facility. During the three and nine months ended September 30, 2012, the Company incurred $0.2 million and $0.7 million, respectively, of unused facility fees.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2012, the Company was in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.
The Company incurred interest expense of $9.5 million and $25.4 million for the three and nine months ended September 30, 2012, respectively, and $7.6 million and $22.7 million for the three and nine months ended September 30, 2011, respectively. Interest expense includes deferred financing costs amortization of $1.2 million and $2.6 million for the three and nine months ended September 30, 2012, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. Amortization of deferred financing costs for the nine months ended September 30, 2012 includes $0.7 million in write-offs related to the refinancing of certain mortgage notes. As of September 30, 2012 and December 31, 2011, the Company had $11.7 million and $4.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2012 (in thousands):

	Mortgage Indebtedness (1)	Senior Notes (2)	Amended Secured Revolving Credit Facility	Total
October 1, 2012 through December 31, 2012	$936	$—	$—	$936
2013	3,851	—	—	3,851
2014	4,058	—	—	4,058
2015	86,442	—	—	86,442
2016	2,065	—	—	2,065
Thereafter	59,673	325,000	—	384,673
	$157,025	$325,000	$—	$482,025

(1)	Outstanding principal balance for mortgage indebtedness does not include mortgage premium of $0.5 million as of September 30, 2012.

(2)	Outstanding principal balance for Senior Notes does not include premium of $5.9 million as of September 30, 2012.

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
The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 whose carrying amounts do not approximate their fair value:

	September 30, 2012			December 31, 2011
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$21,897	$22,092	$22,796	$—	$—	$—
Financial liabilities:
Senior Notes	325,000	330,861	354,250	225,000	225,000	227,813
Mortgage indebtedness	157,025	157,513	167,632	157,898	158,398	172,829

(1) Face value represents amounts contractually due under the terms of the respective agreements.

(2) Carrying amount represents the book value of financial instruments as of the date specified. Carrying amount of financial liabilities includes net unamortized premiums and carrying amount of financial assets includes net unamortized origination costs.
The Company determined the fair value of financial instruments as of September 30, 2012 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$22,796	$—	$—	$22,796
Financial liabilities:
Senior Notes	354,250	—	354,250	—
Mortgage indebtedness	167,632	—	—	167,632
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

7.	EQUITY

Common Stock

The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 29, 2012	March 15, 2012	$0.33	March 30, 2012
April 24, 2012	May 15, 2012	$0.33	May 31, 2012
August 1, 2012	August 15, 2012	$0.33	August 31, 2012

On October 29, 2012, the Company announced that its board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on November 30, 2012 to stockholders of record as of the close of business on November 15, 2012.
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
During the nine months ended September 30, 2012, the Company issued 117,890 shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2011 Bonus Plan pursuant to an election to receive the bonus payment in shares of the Company's common stock. During the nine months ended September 30, 2012, the Company issued 41,640 shares of common stock as a result of stock options exercised.

8.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income	$5,226	$2,344	$15,554	$5,678

Denominator
Basic weighted average common shares	37,178,162	32,986,657	37,121,384	27,797,411
Dilutive stock options and restricted stock units	286,952	62,964	154,629	94,279

Diluted weighted average common shares	37,465,114	33,049,621	37,276,013	27,891,690

Basic earnings per common share	$0.14	$0.07	$0.42	$0.20

Diluted earnings per common share	$0.14	$0.07	$0.42	$0.20
Certain of the Company’s restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. During the three months ended September 30, 2012, there were no anti-dilutive restricted stock units and options to purchase approximately 6,000 shares were not included because they were anti-dilutive. During the nine months ended September 30, 2012, approximately 5,000 restricted stock units were not included because they were anti-dilutive and no in-the-money stock options were considered anti-dilutive. During the three months ended September 30, 2011, approximately 42,000 restricted stock units were not included because they were anti-dilutive and no in-the-money stock options were considered anti-dilutive. During the nine months ended September 30, 2011, there were no anti-dilutive restricted stock units and no in-the-money stock options were considered anti-dilutive.

9.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offering of the Senior Notes by the Issuers in October 2010 and July 2012, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$156	$—	$555,105	$177,793	$—	$733,054
Loans receivable, net	—	—	22,092	—	—	22,092
Cash and cash equivalents	27,791	—	—	2,686	—	30,477
Restricted cash	—	—	—	5,197	—	5,197
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	671	7,487	15,057	3,436	—	26,651
Intercompany	—	240,816	—	34,527	(275,343)	—
Investment in subsidiaries	341,804	435,430	25,119	—	(802,353)	—
Total assets	$395,962	$683,733	$617,373	$223,639	$(1,077,696)	$843,011
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$157,513	$—	$157,513
Senior unsecured notes payable	—	330,861	—	—	—	330,861
Accounts payable and accrued liabilities	4,483	11,068	1,524	703	—	17,778
Tax liability	25,540	—	—	—	—	25,540
Intercompany	54,620	—	220,723	—	(275,343)	—
Total liabilities	84,643	341,929	222,247	158,216	(275,343)	531,692
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,051,242 shares issued and outstanding as of September 30, 2012	371	—	—	—	—	371
Additional paid-in capital	351,106	291,163	319,390	52,642	(663,195)	351,106
Cumulative distributions in excess of net income	(40,158)	50,641	75,736	12,781	(139,158)	(40,158)
Total stockholders’ equity	311,319	341,804	395,126	65,423	(802,353)	311,319
Total liabilities and stockholders’ equity	$395,962	$683,733	$617,373	$223,639	$(1,077,696)	$843,011

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$187	$—	$474,256	$183,934	$—	$658,377
Cash and cash equivalents	41,736	—	—	514	—	42,250
Restricted cash	—	—	—	6,093	—	6,093
Deferred tax assets	25,540	—	—	—	—	25,540
Prepaid expenses, deferred financing costs and other assets	874	5,079	8,544	2,893	—	17,390
Intercompany	—	145,018	—	25,237	(170,255)	—
Investment in subsidiaries	313,181	391,131	23,611	—	(727,923)	—
Total assets	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$158,398	$—	$158,398
Senior unsecured notes payable	—	225,000	—	—	—	225,000
Accounts payable and accrued liabilities	6,296	3,047	4,107	689	—	14,139
Tax liability	25,540	—	—	—	—	25,540
Intercompany	23,109	—	147,146	—	(170,255)	—
Total liabilities	54,945	228,047	151,253	159,087	(170,255)	423,077
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 36,891,712 shares issued and outstanding as of December 31, 2011	369	—	—	—	—	369
Additional paid-in capital	344,995	288,665	316,011	52,110	(656,786)	344,995
Cumulative distributions in excess of net income	(18,791)	24,516	39,147	7,474	(71,137)	(18,791)
Total stockholders’ equity	326,573	313,181	355,158	59,584	(727,923)	326,573
Total liabilities and stockholders’ equity	$381,518	$541,228	$506,411	$218,671	$(898,178)	$749,650

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$18,972	$6,448	$—	$25,420
Interest income	7	—	611	—	—	618
Total revenues	7	—	19,583	6,448	—	26,038
Expenses:
Depreciation and amortization	12	—	5,446	2,038	—	7,496
Interest	—	6,162	708	2,668	—	9,538
General and administrative	3,627	—	133	18	—	3,778
Total expenses	3,639	6,162	6,287	4,724	—	20,812

Income (loss) in subsidiary	8,858	15,020	(52)	—	(23,826)	—
Net income	$5,226	$8,858	$13,244	$1,724	$(23,826)	$5,226
Net income per common share, basic						$0.14
Net income per common share, diluted						$0.14
Weighted-average number of common shares outstanding, basic						37,178,162
Weighted-average number of common shares outstanding, diluted						37,465,114

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2011
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$15,003	$6,291	$—	$21,294
Interest income	12	—	163	1	—	176
Total revenues	12	—	15,166	6,292	—	21,470
Expenses:
Depreciation and amortization	13	—	4,763	2,074	—	6,850
Interest	—	4,755	336	2,533	—	7,624
General and administrative	2,104	—	2,522	26	—	4,652
Total expenses	2,117	4,755	7,621	4,633	—	19,126

Income in subsidiary	4,449	9,204	128	—	(13,781)	—
Net income	$2,344	$4,449	$7,673	$1,659	$(13,781)	$2,344
Net income per common share, basic						$0.07
Net income per common share, diluted						$0.07
Weighted-average number of common shares outstanding, basic						32,986,657
Weighted-average number of common shares outstanding, diluted						33,049,621

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$54,558	$19,345	$—	$73,903
Interest income	15		—	964	—	—	979
Total revenues	15		—	55,522	19,345	—	74,882
Expenses:
Depreciation and amortization	36		—	16,170	6,150	—	22,356
Interest	—		15,675	1,887	7,822	—	25,384
General and administrative	10,548		2	971	67	—	11,588
Total expenses	10,584		15,677	19,028	14,039	—	59,328

Income in subsidiary	26,123		41,800	94	—	(68,017)	—
Net income	$15,554	—	$26,123	$36,588	$5,306	$(68,017)	$15,554
Net income per common share, basic							$0.42
Net income per common share, diluted							$0.42
Weighted-average number of common shares outstanding, basic							37,121,384
Weighted-average number of common shares outstanding, diluted							37,276,013

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2011
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$38,609	$18,874	$—	$57,483
Interest income	53	—	338	2	—	393
Total revenues	53	—	38,947	18,876	—	57,876
Expenses:
Depreciation and amortization	42	—	12,874	6,311	—	19,227
Interest	—	14,157	981	7,588	—	22,726
General and administrative	7,419	1	2,733	92	—	10,245
Total expenses	7,461	14,158	16,588	13,991	—	52,198

Income in subsidiary	13,086	27,244	327	—	(40,657)	—
Net income	$5,678	$13,086	$22,686	$4,885	$(40,657)	$5,678
Net income per common share, basic						$0.20
Net income per common share, diluted						$0.20
Weighted-average number of common shares outstanding, basic						27,797,411
Weighted-average number of common shares outstanding, diluted						27,891,690

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Net cash provided by operating activities	$44,798	$—	$—	$3,104		$—	$47,902
Cash flows from investing activities:
Acquisitions of real estate	—	—	(98,050)	—		—	(98,050)
Origination of note receivable	—	—	(22,111)	—		—	(22,111)
Additions to real estate	(7)	—	(1,032)	—		—	(1,039)
Investment in Subsidiary	(1,759)	(1,759)	—	—		3,518	—
Distribution from Subsidiary	345	345	—	—		(690)	—
Intercompany financing	(20,764)	(123,775)	—	—		144,539	—
Net cash used in investing activities	(22,185)	(125,189)	(121,193)	—		147,367	(121,200)
Cash flows from financing activities:
Proceeds from secured revolving credit facility	—	—	42,500	—		—	42,500
Proceeds from mortgage notes payable	—	—	—	35,829		—	35,829
Proceeds from issuance of senior unsecured notes	—	106,000	—	—	—	—	106,000
Payments on secured revolving credit facility	—	—	(42,500)	—		—	(42,500)
Principal payments on mortgage notes payable	—	—	—	(36,701)		—	(36,701)
Payments of deferred financing costs	—	(2,989)	(2,582)	(1,474)		—	(7,045)
Issuance of common stock	144	—	—	—		—	144
Dividends paid	(36,702)	—	—	—		—	(36,702)
Contribution from Parent	—	1,759	—	1,759		(3,518)	—
Distribution to Parent	—	(345)	—	(345)		690	—
Intercompany financing	—	20,764	123,775	—		(144,539)	—
Net cash (used in) provided by financing activities	(36,558)	125,189	121,193	(932)		(147,367)	61,525
Net (decrease) increase in cash and cash equivalents	(13,945)	—	—	2,172		—	(11,773)
Cash and cash equivalents, beginning of period	41,736	—	—	514		—	42,250
Cash and cash equivalents, end of period	$27,791	$—	$—	$2,686		$—	$30,477

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$32,101	$—	$—	$2,408	$—	$34,509
Cash flows from investing activities:
Acquisitions of real estate	—	—	(187,700)	—	—	(187,700)
Acquisition of note receivable	(5,348)	—	—	—	—	(5,348)
Additions to real estate	(86)	—	—	—	—	(86)
Investment in Subsidiary	(163,984)	(50)	—	—	164,034	—
Distribution from Subsidiary	3,307	3,307	—	—	(6,614)	—
Intercompany financing	(24,261)	(187,700)	—	—	211,961	—
Net cash used in investing activities	(190,372)	(184,443)	(187,700)	—	369,381	(193,134)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(2,249)	—	(2,249)
Payments of deferred financing costs	—	(495)	—	—	—	(495)
Issuance of common stock	163,431	—	—	—	—	163,431
Dividends paid	(19,878)	—	—	—	—	(19,878)
Contribution from Parent	—	163,984	—	50	(164,034)	—
Distribution to Parent	—	(3,307)	—	(3,307)	6,614	—
Intercompany financing	—	24,261	187,700	—	(211,961)	—
Net cash provided by (used in) financing activities	143,553	184,443	187,700	(5,506)	(369,381)	140,809
Net decrease in cash and cash equivalents	(14,718)	—	—	(3,098)	—	(17,816)
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$56,123	$—	$—	$294	$—	$56,417

10.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. The Company acquired eight properties, originated three loans receivable, issued an additional $100.0 million aggregate principal amount of 8.125% Senior Notes and repaid the $42.5 million outstanding under our Amended Secured Revolving Credit Facility during the nine months ended September 30, 2012. The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to give effect to these transactions and the eleven acquisitions that occurred during the year ended December 31, 2011, as well as the offering of 11.7 million shares of common stock that closed in August 2011, as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$26,910	$26,547	$80,604	$79,503
Depreciation and amortization	7,756	8,062	23,607	24,458
Net income	5,530	6,764	16,604	18,802
Net income per common share, basic	0.15	0.18	0.45	0.51
Net income per common share, diluted	0.15	0.18	0.45	0.51
Weighted-average number of common shares outstanding, basic	37,178,162	36,939,157	37,121,384	36,906,422
Weighted-average number of common shares outstanding, diluted	37,465,114	37,002,121	37,276,013	37,000,701

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
Sun
As of September 30, 2012, 86 of the Company’s 105 real estate properties were leased to subsidiaries of Sun. During the three and nine months ended September 30, 2012, 69% and 72%, respectively, of the Company’s total revenues were derived from these leases. Sun is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. As of September 30, 2012, Sun's continuing operations, through its subsidiaries, operated 190 inpatient centers spread across 23 states. Sun’s net revenues were $460.5 million and $1.4 billion, respectively, for the three and nine months ended September 30, 2012 and $468.7 million and $1.4 billion, respectively, for the three and nine months ended September 30, 2011. Sun’s adjusted earnings before interest, income taxes, depreciation, amortization, transaction costs, restructuring costs, loss on asset impairment and rent were $57.9 million and $166.3 million, respectively, for the three and nine months ended September 30, 2012 and $64.1 million and $196.4 million, respectively, for the three and nine months ended September 30, 2011. As of September 30, 2012, Sun’s outstanding debt, net of cash, totaled $25.1 million. As of September 30, 2012, Sun had approximately $123.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $63.8 million and available borrowings of $60.0 million under Sun’s revolving credit facility.
On June 20, 2012, Sun announced that it had signed a definitive agreement to be acquired by Genesis HealthCare LLC (“Genesis”). According to Sun’s announcement, Genesis will acquire Sun for $8.50 of cash per share of common stock, resulting in a transaction value of approximately $275 million net of cash and debt acquired. Sun’s Board of Directors unanimously approved the transaction. According to Sun’s announcements, the closing of the transaction remains subject to customary conditions, including certain regulatory approvals, and the closing is expected to occur in the late fall of 2012. Sun has reported that, on a combined basis, the two companies generated roughly $4 billion in revenue in 2011 and have more than 420 facilities and 75,000 employees.

Cadia Portfolio
On August 1, 2011, the Company closed the purchase of four skilled nursing facilities (the “Cadia Portfolio”). The four skilled nursing facilities are located in Delaware, range in age from 3 to 16 years and have a combined total of 500 beds. In connection with the acquisition, the Company, through an indirect wholly owned subsidiary, entered into a new 15-year triple-net master lease agreement with the sellers (collectively, the “Cadia Tenants”). None of the Cadia Tenants are affiliated with the Company or any of its subsidiaries. As of September 30, 2012, the Company’s investment in the Cadia Portfolio totaled 11% of the Company's assets, and during the three and nine months ended September 30, 2012, 10% and 11%, respectively, of the Company's total revenues were derived from the Cadia Portfolio lease. The Company believes that the financial condition and results of operations of the Cadia Tenants are more relevant to the Company’s investors than the financial statements of the Cadia Portfolio and enable investors to evaluate the credit-worthiness of the Cadia Tenants in their capacity as the tenants under the Cadia Portfolio lease. As a result, the Company has presented below unaudited summary financial information of the combined Cadia Tenants as of and for the three and nine months ended September 30, 2012. The summary financial information presented below has been provided by the Cadia Tenants and has not been independently verified by the Company. The Company has no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended	Nine Months Ended
	September 30, 2012
	(unaudited) (in thousands)
Statements of Operations
Revenues	$15,916	$45,714
Operating expenses	14,918	43,408
Net income	980	2,251

	As of September 30, 2012 (unaudited) (in thousands)
Balance Sheets
Cash and cash equivalents	$4,305
Total current assets	9,647
Total current liabilities	8,037
Total debt	—

Other than the Company’s tenant concentrations, management believes the Company’s current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 105 real estate properties is diversified by location across 26 states. The properties in any one state did not account for more than 14% of the Company’s total revenue during the three and nine months ended September 30, 2012. The properties in any one state did not account for more than 17% of the Company’s total revenue during the three and nine months ended September 30, 2011.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2012.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Sun - Genesis Pending Merger Transaction

•	Recent Transactions

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Skilled Nursing Facility Reimbursement Rates

•	Obligations and Commitments

•	Off-Balance Sheet Arrangements
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
As of September 30, 2012, our investment portfolio included 105 real estate properties (consisting of (i) 93 skilled nursing/post-acute facilities, (ii) 11 senior housing facilities, and (iii) one acute care hospital), two mortgage loans and one mezzanine loan. As of September 30, 2012, our real estate properties had a total of 11,689 licensed beds, or units, spread across 26 states. As of September 30, 2012, all of our real estate properties are leased under triple-net operating leases with expirations ranging from eight to 22 years.
We expect to continue to grow our portfolio primarily through the acquisition of senior housing and memory care facilities and with a secondary focus on acquiring skilled nursing facilities. We have and will continue to opportunistically originate financing secured directly or indirectly by healthcare facilities. We also intend to work with operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to acquisitions with triple-net leases, we expect to pursue other forms of investment structures, including taxable REIT subsidiary structures and joint ventures for senior housing and memory care assets.
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
We are organized to qualify as a REIT and have elected to be treated as a REIT for U.S. federal income tax purposes with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by

Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which we are the sole general partner, or by subsidiaries of the Operating Partnership.
Sun - Genesis Pending Merger Transaction
On June 20, 2012, Sun announced that it had signed a definitive agreement to be acquired by Genesis HealthCare LLC (“Genesis”). According to Sun’s announcement, Genesis will acquire Sun for $8.50 of cash per share of common stock, resulting in a transaction value of approximately $275 million net of cash and debt acquired. Sun’s Board of Directors unanimously approved this transaction. According to Sun’s announcements, the closing of this transaction remains subject to customary conditions, including certain regulatory approvals, and the closing is expected to occur in the late fall of 2012. In connection with this transaction, we expect to obtain a parent guaranty from Genesis to replace the existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. Additionally, we expect the guaranty to include a tangible net worth covenant and expect to obtain an amendment to our master lease agreement with Sun to improve the annual rent escalators to a fixed 2.5% increase and to include cross-default provisions with Genesis’ term loan, all of which modifications should improve the overall quality of our leases with Sun. However, there can be no assurances that the proposed transaction will be completed on its proposed terms or at all. In its announcement, Sun expressed its belief that the combined entity will have broad geographic reach and the scale necessary to remain competitive in the post-acute sector. Sun has reported that, on a combined basis, the two companies generated roughly $4 billion in revenue in 2011 and have more than 420 facilities and 75,000 employees.
Recent Transactions

Independence Village Frankenmuth
On September 21, 2012, we acquired a 249-unit independent living facility located in Frankenmuth, Michigan for $26.5 million. Concurrently with the purchase, we entered into a triple-net lease agreement with affiliates of Unified Acquisitions & Development, LLC. The lease has an initial term of 10 years with two five-year renewal options and provides for annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $2.4 million and an initial yield on cash rent of 8.0%. The purchase price was funded with available cash.

New Dawn Memory Care
On September 20, 2012, we acquired a 48-unit memory care facility located in Aurora, Colorado for $16.0 million from an affiliate of New Dawn Holding Company (“New Dawn”). Concurrently with the purchase, we entered into a triple-net lease agreement with affiliates of New Dawn. The lease has an initial term of 10 years with two five-year renewal options and provides for a fixed annual rent escalator of 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $1.5 million and an initial yield on cash rent of 8.0%. The purchase price was funded with available cash. In addition, Sabra was granted a right of first refusal to acquire a memory care facility owned by an affiliate of New Dawn being built in Sun City West, Arizona.

First Phoenix
On August 16, 2012, we, through certain subsidiaries, entered into a forward purchase program (the “Pipeline Agreement”) to acquire newly constructed senior housing properties to be developed by First Phoenix Group, LLC (“First Phoenix”). The Pipeline Agreement provides for the acquisition of, as well as certain interim funding arrangements for, up to ten assisted living and memory care facilities to be identified by First Phoenix and approved by us before the end of 2014. Under the Pipeline Agreement, First Phoenix will identify and develop the properties, affiliates of Sabra will purchase the properties once stabilized and a 50%/50% RIDEA-compliant joint venture partnership between affiliates of Sabra and First Phoenix will operate the facilities, subject to certain terms and conditions. Sabra will own 100% of the real estate and lease it to the joint venture partnership under a triple-net lease structure with an initial annual yield on cash rent of 8%. Pursuant to the Pipeline Agreement, the Company would be obligated to purchase a property only after satisfactory completion of customary due diligence and agreed upon closing conditions. First Phoenix currently operates one facility under the Stoney River Assisted Living brand located in Marshfield, Wisconsin which is expected to be acquired by Sabra during 2012 and operated by the joint venture partnership.
Concurrently with its execution of the Pipeline Agreement, Sabra entered into a $1.0 million pre-development loan agreement with First Phoenix to fund the acquisition of land and certain other costs associated with the first development project under the Pipeline Agreement, a 72-unit assisted living/memory care facility located in Ramsey, Minnesota. This loan will be funded over the course of the pre-development activities and bears interest at a fixed rate of 9.0% per annum. During the three months ended September 30, 2012, we funded $0.9 million under the pre-development loan agreement. Repayment of the loan is expected to occur in connection with the acquisition of the stabilized property by Sabra, or earlier in certain circumstances.

Issuance of Senior Notes
On July 26, 2012, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), issued an additional $100.0 million aggregate principal amount of Senior Notes, which are treated as a single class with our existing Senior Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. See “—Liquidity and Capital Resources—Loan Agreements—8.125% Senior Notes due 2018.”
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2011 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2012.
Results of Operations
As of September 30, 2011, our investment portfolio included 94 real estate properties and an investment in a mortgage note, which was subsequently repaid. As of September 30, 2012, our investment portfolio included 105 real estate properties and three investments in loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2011 and 2012 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three and nine months ended September 30, 2012 and 2011 are not directly comparable due to the increase in acquisition activity subsequent to September 30, 2011.

Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2012	2011
Revenues:
Rental income	$25,420	$21,294	$4,126	19%	$3,688	$438
Interest income	618	176	442	251%	520	(78)
Expenses:
Depreciation and amortization	7,496	6,850	646	9%	969	(323)
Interest	9,538	7,624	1,914	25%	—	1,914
General and administrative	3,778	4,652	(874)	(19)%	(2,374)	1,500
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of properties acquired and loans originated after June 30, 2011.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 that is not a direct result of acquisitions or originations during the period.

Rental Income
During the three months ended September 30, 2012, we recognized $25.4 million of rental income compared to $21.3 million for the three months ended September 30, 2011. The $4.1 million net increase in rental income is due to an increase of $3.7 million from properties acquired after June 30, 2011 and an increase of $0.4 million primarily due to annual rent escalators related to properties owned prior to 2011. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the three months ended September 30, 2012, we recognized $0.6 million of interest income, which consisted primarily of interest income earned on loans receivable. During the three months ended September 30, 2011, we recognized $0.2 million of interest income, which consisted primarily of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011 and was subsequently repaid on December 5, 2011.
Depreciation and Amortization
During the three months ended September 30, 2012, we incurred $7.5 million of depreciation and amortization expense compared to $6.9 million for the three months ended September 30, 2011. The $0.6 million net increase in depreciation and amortization was primarily due to an increase of $0.9 million from properties acquired after June 30, 2011, partially offset by a decrease of $0.3 million related to assets that have been fully depreciated. As of September 30, 2012, the purchase price allocations for acquisitions completed during the three months ended September 30, 2012 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2012, we incurred $9.5 million of interest expense compared to $7.6 million for the three months ended September 30, 2011. The $1.9 million net increase is primarily related to a $1.4 million increase in interest expense and amortization of deferred financing costs and premium related to the July 2012 issuance of the $100.0 million aggregate principal amount of 8.125% Senior Notes, $0.4 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding (which we repaid during the three months ended September 30, 2012) and increase in capacity under our Amended Secured Revolving Credit Facility from $100.0 million to $230.0 million and $0.5 million increase in amortization of deferred financing costs due to the write-off of fees in connection with our mortgage debt refinancing. These increases were offset by a decrease in interest expense of $0.3 million primarily due to the decreased interest rates on the refinanced mortgage notes and a decrease of $0.1 million due to a 50 basis point reduction in the interest rate spread on certain floating rate mortgage debt totaling $58.3 million as of September 30, 2012.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended September 30, 2012, general and administrative expenses were $3.8 million compared to $4.7 million during the three months ended September 30, 2011. The $0.9 million net decrease is primarily related to a $2.2 million decrease in acquisition pursuit costs, from $2.6 million during the three months ended September 30, 2011 to $0.4 million during the three months ended September 30, 2012, offset by a $1.1 million increase in stock-based compensation expense, from $0.8 million during the three months ended September 30, 2011 to $1.9 million during the three months ended September 30, 2012. The increase in stock-based compensation expense is primarily related to 2012 annual bonuses. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The increase in stock-based compensation as a result of the annual bonuses to be received in stock is due to the increase in our stock price during the three months ended September 30, 2012 (an increase of $2.90 per share) compared to the three months ended September 30, 2011 (a decrease of $7.17 per share). We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011 (dollars in thousands):

	Nine Months Ended September 30,		Increase	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2012	2011
Revenues:
Rental income	$73,903	$57,483	$16,420	29%	$15,103	$1,317
Interest income	979	393	586	149%	955	(369)
Expenses:
Depreciation and amortization	22,356	19,227	3,129	16%	3,926	(797)
Interest	25,384	22,726	2,658	12%	—	2,658
General and administrative	11,588	10,245	1,343	13%	(1,823)	3,166
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of properties and other real estate-related assets acquired after December 31, 2010.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 that is not a direct result of acquisitions or originations during the period.

Rental Income
During the nine months ended September 30, 2012, we recognized $73.9 million of rental income compared to $57.5 million for the nine months ended September 30, 2011. The $16.4 million increase in rental income is due to an increase of $15.1 million from properties acquired after December 31, 2010 and an increase of $1.3 million due to annual rent escalators related to properties owned prior to 2011. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest Income
During the nine months ended September 30, 2012, we recognized $1.0 million of interest income, which consisted primarily of interest income earned on loans receivable. During the nine months ended September 30, 2011, we recognized $0.4 million of interest income, which consisted mostly of interest income earned on the Hillside Terrace Mortgage Note, which we acquired on March 25, 2011 and was subsequently repaid on December 5, 2011.
Depreciation and Amortization
During the nine months ended September 30, 2012, we incurred $22.3 million of depreciation and amortization expense compared to $19.2 million for the nine months ended September 30, 2011. The $3.1 million net increase in depreciation and amortization was primarily due to an increase of $3.9 million from properties acquired after December 31, 2010, partially offset by a decrease of $0.8 million related to assets that have been fully depreciated. As of September 30, 2012, the purchase price allocations for acquisitions completed during the three months ended September 30, 2012 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2012, we incurred $25.4 million of interest expense compared to $22.7 million for the nine months ended September 30, 2011. The $2.7 million net increase is primarily related to a $1.5 million increase in interest expense and amortization of deferred financing costs and premium related to the July 2012 issuance of the $100.0 million aggregate principal amount of 8.125% Senior Notes, $1.0 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding (which we repaid during the nine months ended September 30, 2012) and increase in capacity under our Amended Secured Revolving Credit Facility from $100.0 million to $230.0 million and $0.7 million increase in amortization of deferred financing costs due to the write-off of fees in connection with our mortgage debt refinancings. These increases were offset by a decrease in interest expense of $0.3 million in interest expense due to the decreased interest rates on the refinanced mortgage notes and a decrease of $0.2 million due to a 50 basis point reduction in the interest rate spread on certain floating rate mortgage debt totaling $58.3 million as of September 30, 2012.

General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the nine months ended September 30, 2012, general and administrative expenses were $11.6 million compared to $10.2 million during the nine months ended September 30, 2011. The $1.4 million net increase is primarily related to a $2.5 million increase in stock-based compensation expense, from $3.2 million during the nine months ended September 30, 2011 to $5.7 million during the nine months ended September 30, 2012, offset by a $1.8 million decrease in acquisition pursuit costs, from $3.0 million during the nine months ended September 30, 2011 to $1.2 million during the nine months ended September 30, 2012. The increase in stock-based compensation expense is primarily related to 2012 annual bonuses. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The increase in stock-based compensation as a result of the annual bonuses to be received in stock is due to the increase in our stock price during the nine months ended September 30, 2012 (an increase of $7.92 per share) compared to the nine months ended September 30, 2011 (a decrease of $8.86 per share). We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Funds from Operations and Adjusted Funds from Operations

We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding non-cash revenues (including straight-line rental income adjustments, amortization of acquired above/below market lease intangibles and non-cash interest income adjustments), non-cash expenses (including stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts and premiums) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, and, for AFFO, by excluding non-cash revenues (including straight-line rental income adjustments, amortization of acquired above/below market lease intangibles and non-cash interest income adjustments), non-cash expenses (including stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts and premiums) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2012 and 2011, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$5,226	$2,344	$15,554	$5,678
Depreciation and amortization of real estate assets	7,496	6,850	22,356	19,227

FFO	12,722	9,194	37,910	24,905

Acquisition pursuit costs	367	2,643	1,239	2,954
Stock-based compensation	1,907	771	5,749	3,249
Straight-line rental income adjustments	(1,167)	(591)	(2,857)	(720)
Amortization of deferred financing costs	1,173	512	2,620	1,507
Amortization of debt premium	(143)	(4)	(151)	(11)
Non-cash interest income adjustments	9	—	18	—

AFFO	$14,868	$12,525	$44,528	$31,884

FFO per diluted common share	$0.34	$0.28	$1.02	$0.89

AFFO per diluted common share	$0.39	$0.38	$1.18	$1.13

Weighted average number of common shares outstanding, diluted:
FFO	37,465,114	33,049,621	37,276,013	27,891,690

AFFO	37,748,716	33,320,262	37,660,657	28,142,867

Included in net income above is general and administrative expense of $0.3 million related to one-time start-up costs incurred during the nine months ended September 30, 2011. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Liquidity and Capital Resources
As of September 30, 2012, we had approximately $232.1 million in liquidity, consisting of unrestricted cash and cash equivalents of $30.5 million and available borrowings under our Amended Secured Revolving Credit Facility of $201.6 million. On July 26, 2012, we completed an offering of $100 million aggregate principal amount of Senior Notes at 106.0%, providing net proceeds of $103.0 million after underwriting costs and other offering expenses. A portion of these proceeds was used to repay $42.5 million outstanding under our Amended Secured Revolving Credit Facility. See “—Overview—Recent Transactions.”
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
As of September 30, 2012, we had $325.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $157.0 million on certain of our properties. In addition, as of September 30, 2012, we had no amounts outstanding under our Amended Secured Revolving Credit Facility with borrowing capacity of $230.0 million and $201.6 million available for borrowing.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $47.9 million and $34.5 million for the nine months ended September 30, 2012 and 2011, respectively. This was derived primarily from the rental payments received under the lease agreements with subsidiaries of Sun and rental payments from our other tenants following the date of our acquisition of the underlying property we are leasing to them. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investment acquisitions.
Cash Flows from Investing Activities
During the nine months ended September 30, 2012, net cash used in investing activities was $121.2 million and consisted of $98.1 million used in the acquisition of six skilled nursing facilities and two senior housing facilities, $22.1 million used to originate three loans receivable and $1.0 million used for tenant improvements. During the nine months ended September 30, 2011, net cash used in investing activities was $193.1 million and consisted of $187.7 million used in the acquisition of seven skilled nursing facilities and one acute care hospital and $5.3 million used for the acquisition of the Hillside Terrace Mortgage Note. We expect to continue using available liquidity in connection with anticipated future real estate investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2012, net cash provided by financing activities was $61.5 million and consisted of $106.0 million in proceeds from the July 2012 offering of $100.0 million aggregate principal amount of Senior Notes issued at 106% and $0.1 million in net proceeds related to the issuance of common stock, partially offset by a net decrease in mortgage borrowings of $0.9 million, $36.7 million of dividends paid to common stockholders and $7.0 million of payments for deferred financing costs related to the entry into the Amended Secured Revolving Credit Facility, the refinancing of certain mortgage notes and the July 2012 offering of $100.0 million aggregate principal amount of Senior Notes. The $0.9 million net decrease in mortgage borrowings consisted of $1.5 million of incremental borrowings through refinancings of existing mortgage notes less $2.4 million from normal amortizing principal payments. In addition, during the nine months ended September 30, 2012, we borrowed $42.5 million on our Amended Secured Revolving Credit Facility, which was repaid during the same period. During the nine months ended September 30, 2011, net cash used in financing activities was $140.8 million and consisted of $163.4 million from the issuance of common stock, partially offset by $19.9 million of dividends paid to common stockholders, $2.2 million of principal repayments of mortgage notes payable and $0.5 million of payments for deferred financing costs.
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
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of Senior Notes, which are treated as a single class with the existing Senior Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses. The Company used a portion of the proceeds from this offering to repay the borrowings outstanding on the Amended Secured Revolving Credit Facility. On October 15, 2012, the Issuers commenced an exchange offer to exchange the $100.0 million aggregate principal amount of Senior Notes that were issued in July 2012 for substantially identical Senior Notes registered under the Securities Act of 1933, as amended. The exchange offer is scheduled to expire on November 14, 2012
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 9, “Summarized Condensed Consolidating Information,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of September 30, 2012, we were in compliance with all applicable financial covenants under the Senior Notes.
Amended Secured Revolving Credit Facility. On November 3, 2010, the Borrowers entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement), as amended on February 10, 2012 to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million. The Amended Secured Revolving Credit Facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the Amended Secured Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Amended Secured Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of September 30, 2012, there were no amounts outstanding under the Amended Secured Revolving Credit Facility and $201.6 million available for borrowing. During the three and nine months ended September 30, 2012, we incurred $0.1 million and $0.3 million, respectively, in interest expense on amounts outstanding on the Amended Secured Revolving Credit Facility. During the three and nine months ended September 30, 2012, we incurred $0.2 million and $0.7 million, respectively, of unused facility fees.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 3.00% to 4.00% per annum for LIBOR based borrowings and 2.00% to 3.00% per annum for borrowings at the Base Rate. As of September 30, 2012, the interest rate on the Amended Secured Revolving Credit Facility was 3.46%. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires that we, through the Borrowers, comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2012, we were in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.
Mortgage Indebtedness
Of our 105 properties, 26 are subject to mortgage indebtedness to third parties that, as of September 30, 2012, totaled approximately $157.0 million. As of September 30, 2012 and December 31, 2011, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2012 (1)	Book Value as of December 31, 2011 (1)	Weighted Average Effective Interest Rate at September 30, 2012	Maturity Date
Fixed Rate	$99,251	$99,239	5.04%	August 2015 - June 2047
Variable Rate(2)	58,262	59,159	5.00%	August 2015
	$157,513	$158,398

(1)	Book value balance for mortgage indebtedness includes mortgage premium of $0.5 million as of September 30, 2012 and December 31, 2011.

(2)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
Capital Expenditures
For the nine months ended September 30, 2012 and 2011, our aggregate capital expenditures were $7,000 and $9,000, respectively, which were primarily for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $36.7 million during the nine months ended September 30, 2012. On October 29, 2012, our board of directors declared a quarterly cash dividend of $0.33 per share of common stock. The dividend will be paid on November 30, 2012 to stockholders of record as of November 15, 2012.

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
On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for skilled nursing facilities, which became effective October 1, 2011. Based on the final rule, the fiscal year 2012 Medicare reimbursement rates for skilled nursing facilities were reduced by 11.1%. On January 4, 2012, Sun issued a press release announcing its 2012 financial outlook and guidance, in which Sun stated that it expected the net impact of the final rule in 2012 to be between $40 million to $45 million after mitigation strategies were implemented to partially offset the impact of the CMS final rule. Sun's actual consolidated EBITDAR and consolidated rents across all of its facilities for the nine months ended September 30, 2012, was $163.5 million and $109.5 million, respectively. Sun's consolidated EBITDAR coverage for the nine months ended September 30, 2012 was 1.49x. On July 27, 2012, CMS released final fiscal year 2013 Medicare rates for skilled nursing facilities providing a net increase of 1.8% over fiscal year 2012 payments (comprised of a market basket increase of 2.5% less the productivity adjustment of 0.7%).
In addition to Sun, other tenants have undertaken cost and patient mix mitigation activities intended to partially offset the impact of the 2012 CMS final rule. Although there has been no negative impact on our tenants' ability to pay their lease obligations to date, if Sun and our other skilled nursing facility tenants are unable to continue to mitigate the impact of the CMS final rule as expected, their business and financial results may be adversely impacted, which will adversely affect our business, financial position or results of operations if they are unable to timely make their rental payments to us.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that, as of September 30, 2012, totaled $157.0 million. The following table is presented as of September 30, 2012 (in thousands):

		October 1, 2012 through		Year Ended December 31,
	Total	December 31, 2012	2013	2014	2015	2016	After 2016
Mortgage indebtedness(1)	$215,851	$2,930	$11,724	$11,728	$92,320	$4,668	$92,481
Senior Notes(2)	496,640	13,203	26,406	26,406	26,406	26,406	377,813
Operating lease	299	22	91	95	91	—	—
Total	$712,790	$16,155	$38,221	$38,229	$118,817	$31,074	$470,294

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $58.8 million, of which $8.3 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $171.6 million.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2012, this indebtedness included $325.0 million aggregate principal amount of Senior Notes outstanding and $157.0 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. As of September 30, 2012, we had $58.3 million of outstanding variable rate indebtedness. In addition, as of September 30, 2012, we had $201.6 million available for borrowing under our Amended Secured Revolving Credit Facility. From time to time, we may borrow under the Amended Secured Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of September 30, 2012, interest expense would increase $0.1 million for the twelve months following September 30, 2012. As the index underlying our variable rate mortgages is currently below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Second Supplemental Indenture, dated July 20, 2012, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 26, 2012).

4.2
Third Supplemental Indenture, dated September 12, 2012, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1.3 of the Registration Statement on Form S-4 (File No. 333-183878) filed by the issuers and guarantors on September 13, 2012).

4.3
Fourth Supplemental Indenture, dated October 9, 2012, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1.4 of Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-183878) filed by the issuers and guarantors on September 13, 2012).

10.1
Registration Rights Agreement, dated July 26, 2012, by and among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the initial purchasers name therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 26, 2012).

10.2
Lender Joinder Agreement, dated September 20, 2012, among Credit Agricole Corporate and Investment Bank, Sabra Health Care Limited Partnership, the other subsidiaries that are borrowers under the Credit Agreement, the guarantors, the lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5.2 of Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-183878) filed by the issuers and guarantors on September 13, 2012).

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

SABRA HEALTH CARE REIT, INC.

Date: October 30, 2012	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2012	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)