Form 10-Q
period 2013-03-31
Sabra Health Care REIT, Inc.
filed 2013-05-06
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2013, there were 37,333,943 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.
GENESIS HEALTHCARE LLC INFORMATION
This 10-Q includes information regarding Genesis HealthCare LLC (“Genesis”). Genesis is not subject to SEC reporting requirements. The information related to Genesis provided in this 10-Q has been provided by Genesis and we have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $137,588 and $129,479 as of March 31, 2013 and December 31, 2012, respectively	$819,026	$827,135
Loans receivable, net	24,978	12,017
Cash and cash equivalents	53,565	17,101
Restricted cash	5,278	4,589
Deferred tax assets	24,212	24,212
Assets held for sale, net	—	2,215
Prepaid expenses, deferred financing costs and other assets	37,507	29,613
Total assets	$964,566	$916,882
Liabilities and stockholders’ equity
Mortgage notes payable	$151,333	$152,322
Secured revolving credit facility	—	92,500
Senior unsecured notes payable	330,467	330,666
Accounts payable and accrued liabilities	18,414	11,694
Tax liability	24,212	24,212
Total liabilities	524,426	611,394
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 and zero shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	58	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,333,943 and 37,099,209 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	373	371
Additional paid-in capital	492,011	353,861
Cumulative distributions in excess of net income	(52,302)	(48,744)
Total stockholders’ equity	440,140	305,488
Total liabilities and stockholders’ equity	$964,566	$916,882
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$31,475	$23,663
Interest and other income	547	64

Total revenues	32,022	23,727

Expenses:
Depreciation and amortization	8,246	7,303
Interest	10,002	7,698
General and administrative	4,717	4,321

Total expenses	22,965	19,322

Other income	500	—

Net income	9,557	4,405

Preferred stock dividends	(304)	—

Net income attributable to common stockholders	$9,253	$4,405

Net income attributable to common stockholders, per:

Basic common share	$0.25	$0.12

Diluted common share	$0.25	$0.12

Weighted-average number of common shares outstanding, basic	37,286,121	37,035,970

Weighted-average number of common shares outstanding, diluted	37,739,964	37,058,886

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2011	—	$—	36,891,712	$369	$344,995	$(18,791)	$326,573
Net income	—	—	—	—	—	4,405	4,405
Amortization of stock-based compensation	—	—	—	—	2,203	—	2,203
Common stock issuance	—	—	117,890	1	(371)	—	(370)
Common dividends ($0.33 per share)	—	—	—	—	—	(12,213)	(12,213)
Balance, March 31, 2012	—	$—	37,009,602	$370	$346,827	$(26,599)	$320,598

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$305,488
Net income	—	—	—	—	—	9,557	9,557
Amortization of stock-based compensation	—	—	—	—	2,569	—	2,569
Preferred stock issuance	5,750,000	58	—	—	138,318	—	138,376
Common stock issuance	—	—	234,734	2	(2,737)	—	(2,735)
Preferred dividends	—	—	—	—	—	(304)	(304)
Common dividends ($0.34 per share)	—	—	—	—	—	(12,811)	(12,811)
Balance, March 31, 2013	5,750,000	$58	37,333,943	$373	$492,011	$(52,302)	$440,140

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,557	$4,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,246	7,303
Non-cash interest income adjustments	5	—
Amortization of deferred financing costs	766	566
Stock-based compensation expense	2,474	2,203
Amortization of premium on notes payable	—	(4)
Amortization of premium on senior unsecured notes	(199)	—
Straight-line rental income adjustments	(3,683)	(969)
Change in fair value of contingent consideration	(500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(513)	(126)
Accounts payable and accrued liabilities	6,513	4,053
Restricted cash	(1,063)	(967)

Net cash provided by operating activities	21,603	16,464

Cash flows from investing activities:
Acquisitions of real estate	—	(29,850)
Origination of loans receivable	(12,873)	(10,103)
Preferred equity investment	(4,646)	—
Additions to real estate	—	(256)
Net proceeds from the sale of real estate	2,208	—

Net cash used in investing activities	(15,311)	(40,209)

Cash flows from financing activities:
Payments on secured revolving credit facility	(92,500)	—
Principal payments on mortgage notes payable	(989)	(791)
Payments of deferred financing costs	(72)	(2,456)
Issuance of preferred stock	138,983	—
Issuance of common stock	(2,534)	(370)
Dividends paid	(12,716)	(12,213)

Net cash provided by (used in) financing activities	30,172	(15,830)

Net increase (decrease) in cash and cash equivalents	36,464	(39,575)
Cash and cash equivalents, beginning of period	17,101	42,250

Cash and cash equivalents, end of period	$53,565	$2,675

Supplemental disclosure of cash flow information:
Interest paid	$3,064	$2,140

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of March 31, 2013, Sabra’s portfolio included 119 real estate properties held for investment and leased to operators/tenants under triple-net lease agreements (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 22 senior housing facilities, and (iii) one acute care hospital), three mortgage loan investments and two preferred equity investments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If the Company were determined to be the primary beneficiary of the VIE, the Company would consolidate investments in the VIE. The Company may change its original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. At March 31, 2013, the Company did not have any consolidated VIEs.
As it relates to investments in joint ventures, based on the type of rights held by the limited partner(s), GAAP may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. The Company assesses limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and the Company reassesses if: there is a change to the terms or in the exercisability of the rights of the limited partners; the sole general partner increases or decreases its ownership of limited partnership interests; or there is an increase or decrease in the number of outstanding limited partnership interests. The Company also applies this guidance to managing member interests in limited liability companies.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Company’s condensed consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

3.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,510	$(122,967)	$623,543
Senior Housing	22	1,486	148,210	(11,044)	137,166
Acute Care Hospital	1	70	61,640	(3,462)	58,178
	119	12,382	956,360	(137,473)	818,887
Corporate Level			254	(115)	139
			$956,614	$(137,588)	$819,026
As of December 31, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,510	$(116,426)	$630,084
Senior Housing	22	1,486	148,210	(9,949)	138,261
Acute Care Hospital	1	70	61,640	(3,001)	58,639
	119	12,382	956,360	(129,376)	826,984
Corporate Level			254	(103)	151
			$956,614	$(129,479)	$827,135

	March 31, 2013	December 31, 2012
Building and improvements	$782,221	$782,221
Furniture and equipment	43,810	43,810
Land improvements	4,535	4,535
Land	126,048	126,048
	956,614	956,614
Accumulated depreciation	(137,588)	(129,479)
	$819,026	$827,135

Operating Leases
As of March 31, 2013, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from eight to 22 years. As of March 31, 2013, the leases had a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $1.4 million and $1.1 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, 83 of the Company's 119 real estate properties held for investment were leased to subsidiaries of Genesis.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenants’ ability to pay their rent obligations to the Company) is the tenants’ lease coverage ratios. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent coverage at the facility level and consolidated EBITDAR to total fixed charge coverage at the parent guarantor level when such a guarantee exists (currently the Genesis lease portfolio). The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to determine trends and the operational and financial impact of the environment in the industry (including the impact of government reimbursement) and the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.
As of March 31, 2013, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2013 through December 31, 2013	$83,939
2014	114,834
2015	117,578
2016	120,445
2017	123,411
Thereafter	808,455
$1,368,662

4.	LOANS RECEIVABLE AND OTHER INVESTMENTS
Loans Receivable
As of March 31, 2013, the Company’s loans receivable consisted of the following (dollars in thousands):

Loan Type	Number of Loans	Facility Type	Principal Balance as of March 31, 2013	Book Value as of March 31, 2013	Weighted Average Contractual Interest Rate	Weighted Average Annualized Effective Interest Rate	Maturity Date
Mortgage	3	Skilled Nursing / Assisted Living	24,857	24,978	8.8%	8.7%	Various

Recent Loan Originations
On January 31, 2013, the Company entered into a $12.8 million mortgage loan agreement with an affiliate of New Dawn Holding Company ("New Dawn") secured by a first trust deed on a 48-unit memory care facility located in Sun City West, Arizona ("Sun City West Mortgage Loan"). The Sun City West Mortgage Loan has a 5-year term, bears interest at a fixed rate of 9.0% per annum and cannot be prepaid during the first 3 years of the loan term. In addition, beginning April 2014, the Company has an option to purchase the facility securing the Sun City West Mortgage Loan for a price equal to the greater of (a) the annualized EBITDAR of the facility for the trailing three months prior to option exercise, divided by an EBITDAR coverage ratio of 1.30 and further divided by an implied lease rate of 8.25% (subject to adjustment up to 9.00%), and (b) $15.0 million. In the event the Company exercises the purchase option, the Company would expect to enter into a long-term lease with affiliates of New Dawn with an initial cash yield consistent with the lease rate used to determine the option exercise price. The facility was built in 2012 and is operated by affiliates of New Dawn. The Sun City West Mortgage Loan was funded with available cash.
Other Investments
On March 5, 2013, the Company entered into an agreement to provide up to $7.2 million of preferred equity funding to an affiliate of Meridian Realty Advisors, L.P. (“Meridian”) for the construction of a 141-bed skilled nursing facility and a 52-unit memory care facility in Austin, Texas (collectively, the “Bee Cave Preferred Equity Investments”). The Company funded $4.3 million at closing and an additional $0.3 million during the three months ended March 31, 2013. In addition, the Company received an option to purchase the skilled nursing facility on or after the earlier to occur of the facility achieving and maintaining 90% occupancy for three consecutive months, or 36 months after receiving the certificate of occupancy for the facility. The Company also received an option to purchase the memory care facility that is not expected to be exercised as it is subordinate to a purchase option given to the manager of the memory care facility. In the event the Company were to exercise the purchase option on the skilled nursing facility, the Company would expect to lease the facility to Meridian under a long-term, triple net lease. The Company's preferred equity investment with respect to the skilled nursing facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option, or 18 months after receiving a certificate of occupancy for the facility. The Company's preferred equity investment with respect to the memory care facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option (whether by the manager of the facility or by the Company), or 30 months after receiving a certificate of occupancy for the facility. In the event the applicable purchase option is not exercised, the Company has the right to require Meridian to redeem the Company's investment, including the accrued preferred returns associated with such investment, within 180 days.

5.	DEBT
Mortgage Indebtedness. The Company’s mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2013	Book Value as of December 31, 2012	Weighted Average Effective Interest Rate at March 31, 2013	Maturity Date
Fixed Rate	$93,710	$94,373	4.43%	August 2015 - June 2047
Variable Rate(1)	57,623	57,949	5.00%	August 2015
	$151,333	$152,322	4.65%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $225.0 million aggregate principal amount of 8.125% senior, unsecured notes (the “Senior Notes”) resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses.
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of Senior Notes, which are treated as a single class with the existing Senior Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. The Company used a portion of the proceeds from this offering to repay the borrowings outstanding under the Amended Secured Revolving Credit Facility (defined below). On November 14, 2012, the Issuers completed an exchange offer to exchange the $100.0 million aggregate principal amount of Senior Notes that were issued in July 2012 for substantially identical Senior Notes registered under the Securities Act of 1933, as amended.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2013, the Company was in compliance with all applicable financial covenants under the Senior Notes.

Amended Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The secured revolving credit facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. The obligations of the Borrowers under the secured revolving credit facility are guaranteed by the Company and certain of its subsidiaries. On February 10, 2012, the Borrowers amended the secured revolving credit facility (as amended, the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of March 31, 2013, there were no amounts outstanding under the Company’s Amended Secured Revolving Credit Facility and $194.0 million available for borrowing.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the amended credit agreement, and will range from 3.00% to 4.00% per annum for LIBOR based borrowings and 2.00% to 3.00% per annum for borrowings at the Base Rate. As of March 31, 2013, the interest rate on the Amended Secured Revolving Credit Facility was 3.70%. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility. During the three months ended March 31, 2013, the Company incurred $0.8 million in interest expense on amounts outstanding under the Amended Secured Revolving Credit Facility and $0.2 million of unused facility fees.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires the Company, through the Borrowers, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2013, the Company was in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.

During the three months ended March 31, 2013 and 2012, the Company incurred interest expense of $10.0 million and $7.7 million, respectively. Interest expense includes deferred financing costs amortization of $0.8 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had $11.8 million and $5.4 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2013 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Total
April 1, 2013 through December 31, 2013	$2,957	$—	$2,957
2014	4,146	—	4,146
2015	86,522	—	86,522
2016	2,138	—	2,138
2017	2,230	—	2,230
Thereafter	53,340	325,000	378,340
	$151,333	$325,000	$476,333

(1)	Outstanding principal balance for Senior Notes does not include premium of $5.5 million as of March 31, 2013.

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
Preferred equity investments: These instruments are presented in the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair value of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements.
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

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2013			December 31, 2012
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$24,857	$24,978	$25,681	$11,965	$12,017	$12,826
Preferred equity investments	4,656	4,723	4,656	—	—	—
Financial liabilities:
Senior Notes	325,000	330,467	352,625	325,000	330,666	345,313
Mortgage indebtedness	151,333	151,333	151,401	152,322	152,322	152,559
Secured Revolving Credit Facility	—	—	—	92,500	92,500	92,500

(1) Face value for loans receivable, Senior Notes, mortgage indebtedness and the Secured Revolving Credit Facility represents amounts contractually due under the terms of the respective agreements. Face value for preferred equity investments represents amounts paid, plus preferred returns earned less distributions received.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts). Also included in the carrying amounts for loans receivable and preferred equity investments are capitalized origination and transaction costs.
The Company determined the fair value of financial instruments as of March 31, 2013 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$25,681	$—	$—	$25,681
Preferred equity investments	4,656	—	—	4,656
Financial liabilities:
Senior Notes	352,625	—	352,625	—
Mortgage indebtedness	151,401	—	—	151,401
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
During the three months ended March 31, 2013, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration	$800	—	—	$800

7.	EQUITY
Preferred Stock

On March 21, 2013, the Company completed an underwritten public offering of 5.8 million shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share, pursuant to an effective registration statement. The Company received net proceeds of $138.4 million from the offering, after deducting underwriting discounts and other offering expenses. The 5.8 million shares of the Company's Series A Preferred Stock includes the underwriters' exercise in full of their option to purchase up to an additional 0.8 million shares of the Company's Series A Preferred Stock.
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. Holders of shares of the Series A Preferred Stock will generally have no voting rights.  However, if dividends on the Series A Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, holders of shares of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Company’s board of directors until all accrued dividends for past dividend periods with respect to the Series A Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for payment. The holders of Series A Preferred Stock also have voting rights with respect to the Company in certain other circumstances. At March 31, 2013, there were no dividends in arrears.
 Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to March 21, 2018, except in limited circumstances to preserve its status as a REIT and pursuant to the special optional redemption provision described below. On or after March 21, 2018, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on such Series A Preferred Stock up to, but not including, the redemption date. In addition, upon the occurrence of a specified change of control (as described in the Articles Supplementary governing the Series A Preferred Stock), the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If the Company exercises any of its redemption rights relating to the Series A Preferred Stock, the holders of Series A Preferred Stock will not have the conversion right described below. The Series A Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.
 Upon the occurrence of a specified change of control, each holder of Series A Preferred Stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the Series A Preferred Stock, the Company has provided or provides notice of its election to redeem the Series A Preferred Stock) to convert some or all of the shares of Series A Preferred Stock held by such holder into a number of shares of the Company’s common stock per share of Series A Preferred Stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for any accrued and unpaid dividend that will be paid on such dividend payment date will be included in this sum) by (ii) the common stock price (as defined in the Articles Supplementary); and

•	1.7864 (the share cap), subject to certain adjustments;
subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the Series A Preferred Stock.
 Upon issuance of the Series A Preferred Stock, the Company classified the liquidation value as preferred equity on its condensed consolidated balance sheets with any issuance costs recorded as a reduction to paid-in capital.
Common Stock

The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 7, 2013	February 15, 2013	$0.34	February 28, 2013

During the three months ended March 31, 2013, the Company issued 200,799 shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2012 Bonus Plan pursuant to an election by certain participants to receive the bonus payment in shares of the Company's common stock. During the three months ended March 31, 2013, the Company issued 33,935 shares of common stock as a result of stock options exercised.
At-The-Market Stock Offering Program (“ATM Program”)
On March 18, 2013, the Company entered into a sales agreement (each, a “Sales Agreement”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of its common stock having aggregate gross proceeds of up to $100.0 million (the “ATM Shares”) from time to time through the Sales Agents.
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the Company's common stock or to or through a market maker. In addition, with the Company's prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. The Company will pay each Sales Agent a commission equal to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement.
As of March 31, 2013, no ATM Shares have been sold under the ATM Program.

8.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income attributable to common stockholders	$9,253	$4,405

Denominator
Basic weighted average common shares	37,286,121	37,035,970
Dilutive stock options and restricted stock units	453,843	22,916

Diluted weighted average common shares	37,739,964	37,058,886

Net income attributable to common stockholders, per:

Basic common share	$0.25	$0.12

Diluted common share	$0.25	$0.12

Certain of our outstanding restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended March 31, 2013 and 2012, approximately 100 and 13,000 restricted stock units, respectively, were not included because they were anti-dilutive. During the three months ended March 31, 2012, approximately 144,000 stock options were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the three months ended March 31, 2013.

9.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the Senior Notes by the Issuers in October 2010 and July 2012, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$139	$—	$649,701	$169,186	$—	$819,026
Loans receivable, net	—	—	24,978	—	—	24,978
Cash and cash equivalents	52,861	—	—	704	—	53,565
Restricted cash	—	—	92	5,186	—	5,278
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	1,106	7,029	25,934	3,438	—	37,507
Intercompany	24,806	227,379	—	42,029	(294,214)	—
Investment in subsidiaries	365,221	472,283	24,485	—	(861,989)	—
Total assets	$468,345	$706,691	$725,190	$220,543	$(1,156,203)	$964,566
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$151,333	$—	$151,333
Senior unsecured notes payable	—	330,467	—	—	—	330,467
Accounts payable and accrued liabilities	3,993	11,003	2,751	667	—	18,414
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	294,214	—	(294,214)	—
Total liabilities	28,205	341,470	296,965	152,000	(294,214)	524,426
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2013	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 37,333,943 shares issued and outstanding as of March 31, 2013	373	—	—	—	—	373
Additional paid-in capital	492,011	292,428	323,593	51,879	(667,900)	492,011
Cumulative distributions in excess of net income	(52,302)	72,793	104,632	16,664	(194,089)	(52,302)
Total stockholders’ equity	440,140	365,221	428,225	68,543	(861,989)	440,140
Total liabilities and stockholders’ equity	$468,345	$706,691	$725,190	$220,543	$(1,156,203)	$964,566

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$151	$—	$655,881	$171,103	$—	$827,135
Loans receivable, net	—	—	12,017	—		12,017
Cash and cash equivalents	15,075	—	—	2,026	—	17,101
Restricted cash	—	—	92	4,497	—	4,589
Deferred tax assets	24,212	—	—	—	—	24,212
Assets held for sale, net	—	—	—	2,215	—	2,215
Prepaid expenses, deferred financing costs and other assets	1,315	7,339	18,133	2,826	—	29,613
Intercompany	—	227,396	—	37,466	(264,862)	—
Investment in subsidiaries	351,632	451,975	23,142	—	(826,749)	—
Total assets	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$152,322	$—	$152,322
Secured revolving credit facility	—	—	92,500	—		92,500
Senior unsecured notes payable	—	330,666	—	—	—	330,666
Accounts payable and accrued liabilities	3,281	4,412	3,348	653	—	11,694
Tax liability	24,212	—	—	—	—	24,212
Intercompany	59,404	—	205,458	—	(264,862)	—
Total liabilities	86,897	335,078	301,306	152,975	(264,862)	611,394
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,099,209 shares issued and outstanding as of December 31, 2012	371	—	—	—	—	371
Additional paid-in capital	353,861	292,939	321,666	53,952	(668,557)	353,861
Cumulative distributions in excess of net income	(48,744)	58,693	86,293	13,206	(158,192)	(48,744)
Total stockholders’ equity	305,488	351,632	407,959	67,158	(826,749)	305,488
Total liabilities and stockholders’ equity	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2013
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$24,134		$7,341	$—	$31,475
Interest and other income	54		—	493		—	—	547
Total revenues	54		—	24,627		7,341	—	32,022
Expenses:
Depreciation and amortization	13		—	6,314		1,919	—	8,246
Interest	—		6,716	1,340		1,946	—	10,002
General and administrative	4,584		1	114		18	—	4,717
Total expenses	4,597		6,717	7,768		3,883	—	22,965

Other income	—		—	500		—	—	500

Income (loss) in subsidiary	14,100		20,817	980		—	(35,897)	—

Net income	9,557		14,100	18,339		3,458	(35,897)	9,557

Preferred dividends	(304)		—	—		—	—	(304)

Net income attributable to common stockholders	$9,253	—	$14,100	$18,339	—	$3,458	$(35,897)	$9,253

Net income attributable to common stockholders, per:
Basic common share								$0.25
Diluted common share								$0.25
Weighted-average number of common shares outstanding, basic								37,286,121
Weighted-average number of common shares outstanding, diluted								37,739,964

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$17,215	$6,448	$—	$23,663
Interest and other income	6	—	58	—	—	64
Total revenues	6	—	17,273	6,448	—	23,727
Expenses:
Depreciation and amortization	12	—	5,232	2,059	—	7,303
Interest	—	4,757	463	2,478	—	7,698
General and administrative	3,882	—	419	20	—	4,321
Total expenses	3,894	4,757	6,114	4,557	—	19,322

Income in subsidiary	8,293	13,050	202	—	(21,545)	—
Net income attributable to common stockholders	$4,405	$8,293	$11,361	$1,891	$(21,545)	$4,405

Net income attributable to common stockholders, per:
Basic common share						$0.12
Diluted common share						$0.12
Weighted-average number of common shares outstanding, basic						37,035,970
Weighted-average number of common shares outstanding, diluted						37,058,886

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$20,103	$—	$—	$1,500	$—	$21,603
Cash flows from investing activities:
Acquisitions of real estate	—	—	—	—	—	—
Origination of note receivable	—	—	(12,873)	—	—	(12,873)
Preferred equity investment	—	—	(4,646)	—	—	(4,646)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Distribution from Subsidiary	1,851	1,851	—	—	(3,702)	—
Intercompany financing	(107,901)	(107,886)	—	—	215,787	—
Net cash (used in) provided by investing activities	(106,050)	(106,035)	(17,519)	2,208	212,085	(15,311)
Cash flows from financing activities:
Payments on secured revolving credit facility	—	—	(92,500)	—	—	(92,500)
Principal payments on mortgage notes payable	—	—	—	(989)	—	(989)
Payments of deferred financing costs	—	(15)	(75)	18	—	(72)
Issuance of preferred stock	138,983	—	—	—	—	138,983
Issuance of common stock	(2,534)	—	—	—	—	(2,534)
Dividends paid	(12,716)	—	—	—	—	(12,716)
Distribution to Parent	—	(1,851)	—	(1,851)	3,702	—
Intercompany financing	—	107,901	110,094	(2,208)	(215,787)	—
Net cash provided by (used in) financing activities	123,733	106,035	17,519	(5,030)	(212,085)	30,172
Net increase (decrease) in cash and cash equivalents	37,786	—	—	(1,322)	—	36,464
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$52,861	$—	$—	$704	$—	$53,565

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$15,369	$—	$—	$1,095	$—	$16,464
Cash flows from investing activities:
Acquisitions of real estate	—	—	(29,850)	—	—	(29,850)
Origination of note receivable	—	—	(10,103)	—	—	(10,103)
Additions to real estate	—	—	(256)	—	—	(256)
Investment in Subsidiary	(728)	(728)	—	—	1,456	—
Distribution from Subsidiary	345	345	—	—	(690)	—
Intercompany financing	(42,505)	(42,505)	—	—	85,010	—
Net cash used in investing activities	(42,888)	(42,888)	(40,209)	—	85,776	(40,209)
Cash flows from financing activities:
Principal payments on mortgage notes payable	—	—	—	(791)	—	(791)
Payments of deferred financing costs	—	—	(2,296)	(160)	—	(2,456)
Issuance of common stock	(370)	—	—	—	—	(370)
Dividends paid	(12,213)	—	—	—	—	(12,213)
Contribution from Parent	—	728	—	728	(1,456)	—
Distribution to Parent	—	(345)	—	(345)	690	—
Intercompany financing	—	42,505	42,505	—	(85,010)	—
Net cash (used in) provided by financing activities	(12,583)	42,888	40,209	(568)	(85,776)	(15,830)
Net (decrease) increase in cash and cash equivalents	(40,102)	—	—	527	—	(39,575)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$1,634	$—	$—	$1,041	$—	$2,675

10.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2013.

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
Dividend Declaration
On May 1, 2013, the Company announced that its board of directors declared a quarterly cash dividend of $0.34 per share of common stock. The dividend will be paid on May 31, 2013 to stockholders of record as of the close of business on May 15, 2013.
On May 1, 2013, the Company also announced that its board of directors declared the initial quarterly cash dividend of $0.346354 per share of Series A Preferred Stock (reflecting a pro rata dividend from and including the original issue date to and including May 31, 2013). The dividend will be paid on May 31, 2013 to preferred stockholders of record as of the close of business on May 15, 2013.
Mortgage Debt Repayment
Subsequent to March 31, 2013, the Company repaid in full one mortgage note totaling $7.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2012 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
As of March 31, 2013, our investment portfolio consisted of 119 real estate properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 22 senior housing facilities, and (iii) one acute care hospital), three mortgage loan investments and two preferred equity investments. As of March 31, 2013, our real estate properties had a total of 12,382 licensed beds, or units, spread across 27 states. As of March 31, 2013, all of our real estate properties were leased under triple-net operating leases with expirations ranging from eight to 22 years.
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
Recent Transactions
Mortgage Debt Repayment
Subsequent to March 31, 2013, the Company repaid in full one mortgage note totaling $7.3 million with available cash. This repayment will result in annual interest savings of approximately $0.7 million.

Preferred Equity Offering
On March 21, 2013, we completed an underwritten public offering of 5.8 million shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share, pursuant to an effective registration statement. The Company received net proceeds of $138.4 million from the offering, after deducting underwriting discounts and other offering expenses. The 5.8 million shares of the Company's Series A Preferred Stock includes the underwriters' exercise in full of their option to purchase up to an additional 0.8 million shares of the Company's Series A Preferred Stock. We used a portion of the proceeds from the offering to repay $92.5 million then outstanding under our Amended Secured Revolving Credit Facility. The remaining proceeds to us will be used to fund possible future acquisitions or for general corporate purposes.
At-The-Market Stock Offering Program (“ATM Program”)
On March 18, 2013, we entered into a sales agreement (each, a “Sales Agreement”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $100.0 million (the “ATM Shares”) from time to time through the Sales Agents.
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission equal to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement.
We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given that we will sell any shares under the Sales Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place. As of March 31, 2013, no ATM Shares have been sold under the ATM Program.
Bee Cave Preferred Equity Investment
On March 5, 2013, we entered into an agreement to provide up to $7.2 million of preferred equity funding to an affiliate of Meridian Realty Advisors, L.P. (“Meridian”) for the construction of a 141-bed skilled nursing facility and a 52-unit memory care facility in Austin, Texas (collectively, the “Bee Cave Preferred Equity Investments”). We funded $4.3 million at closing and an additional $0.3 million during the three months ended March 31, 2013. In addition, we received an option to purchase the skilled nursing facility on or after the earlier to occur of the facility achieving and maintaining 90% occupancy for three consecutive months, or 36 months after receiving the certificate of occupancy for the facility. We also received an option to purchase the memory care facility that is not expected to be exercised as it is subordinate to a purchase option given to the manager of the memory care facility. In the event that we exercise the purchase option on the skilled nursing facility, we would expect to lease the facility to Meridian under a long-term, triple net lease. Our preferred equity investment with respect to the skilled nursing facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option, or 18 months after receiving a certificate of occupancy for the facility. Our preferred equity investment with respect to the memory care facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option (whether by the manager of the facility or by us), or 30 months after receiving a certificate of occupancy for the facility. In the event the applicable purchase option is not exercised, we have the right to require Meridian to redeem our investment, including the accrued preferred returns associated with such investment, within 180 days.

Sun City West Mortgage Loan Origination
On January 31, 2013, we entered into a $12.8 million mortgage loan agreement with an affiliate of New Dawn Holding Company ("New Dawn") secured by a first trust deed on a 48-unit memory care facility located in Sun City West, Arizona ("Sun City West Mortgage Loan"). The Sun City West Mortgage Loan has a five-year term, bears interest at a fixed rate of 9.0% per annum and cannot be prepaid during the first three years of the loan term. In addition, beginning April 2014, we have an option to purchase the facility securing the Sun City West Mortgage Loan for a price equal to the greater of (a) the annualized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) of the facility for the trailing three months prior to option exercise, divided by an EBITDAR coverage ratio of 1.30 and further divided by an implied lease rate of 8.25% (subject to adjustment up to 9.00%), and (b) $15.0 million. In the event that we exercise the purchase option, we would expect to enter into a long-term lease with affiliates of New Dawn with an initial cash yield consistent with the lease rate used to determine the option exercise price. The facility was built in 2012 and is operated by affiliates of New Dawn. The Sun City West Mortgage Loan was funded with available cash.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2012 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2013.
Results of Operations
As of March 31, 2013, our investment portfolio included 119 real estate properties held for investment, three investments in loans receivable and two preferred equity investments. As of March 31, 2012, our investment portfolio included 99 real estate properties and one loan receivable investment. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2013 and 2012 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three months ended March 31, 2013 and 2012 are not directly comparable due to the increase in acquisitions made subsequent to January 1, 2012.

Comparison of results of operations for the three months ended March 31, 2013 versus the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2013	2012
Revenues:
Rental income	$31,475	$23,663	$7,812	33%	$5,349	$2,463
Interest and other income	547	64	483	755%	443	40
Expenses:
Depreciation and amortization	8,246	7,303	943	13%	1,339	(396)
Interest	10,002	7,698	2,304	30%	—	2,304
General and administrative	4,717	4,321	396	9%	(309)	705
Other income	500	—	500	100%	—	500
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of investments made on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 that is not a direct result of investments made during the periods presented.

Rental Income
During the three months ended March 31, 2013, we recognized $31.5 million of rental income compared to $23.7 million for the three months ended March 31, 2012. The $7.8 million increase in rental income is due to an increase of $5.3 million from properties acquired on or after January 1, 2012 and an increase of $2.5 million primarily due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments during the three months ended March 31, 2012. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended March 31, 2013, we recognized $0.5 million of interest income, which consisted primarily of interest income earned on our three loans receivable investments and two preferred equity investments. During the three months ended March 31, 2012, we recognized $0.1 million of interest income, which consisted primarily of interest income earned on one loan receivable investment.
Depreciation and Amortization
During the three months ended March 31, 2013, we incurred $8.2 million of depreciation and amortization expense compared to $7.3 million for the three months ended March 31, 2012. The $0.9 million net increase in depreciation and amortization was primarily due to an increase of $1.3 million from properties acquired on or after January 1, 2012, partially offset by a decrease of $0.4 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2013, we incurred $10.0 million of interest expense compared to $7.7 million for the three months ended March 31, 2012. The $2.3 million net increase is primarily related to (i) a $2.0 million increase in interest expense, amortization of deferred financing costs and premium related to the July 2012 issuance of the $100.0 million aggregate principal amount of 8.125% Senior Notes, and (ii) a $0.9 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding (which we repaid during the three months ended March 31, 2013) and increase in capacity under our Amended Secured Revolving Credit Facility from $100.0 million to $230.0 million. These increases were offset by a decrease in interest expense of $0.6 million primarily due to the decreased interest rates on the refinanced mortgage notes and the 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended March 31, 2013, general and administrative expenses were $4.7 million compared to $4.3 million during the three months ended March 31, 2012. The $0.4 million net increase is primarily related to a $0.7 million increase in payroll expenses due in part to increased staffing and includes a $0.3 million increase in stock-based compensation expense, offset by a $0.3 million decrease in acquisition pursuit costs from $0.5 million during the three months ended March 31, 2012 to $0.2 million during the three months ended March 31, 2013. The increase in stock-based compensation expense, from $2.2 million during the three months ended March 31, 2012 to $2.5 million during the three months ended March 31, 2013, is primarily related to 2012 annual bonuses paid during the three months ended March 31, 2013. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The increase in stock-based compensation as a result of the annual bonuses to be received in stock is due to the increase in our stock price during the three months ended March 31, 2013 (an increase of $7.29 per share) compared to the three months ended March 31, 2012 (an increase of $4.35 per share). We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Other Income
During the the three months ended March 31, 2013, we recognized $0.5 million in other income as a result of adjusting our contingent consideration liability to fair value.

Funds from Operations and Adjusted Funds from Operations

We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts and premiums) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts and premiums) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2013 and 2012, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$9,253	$4,405
Depreciation and amortization of real estate assets	8,246	7,303

FFO	17,499	11,708

Acquisition pursuit costs	197	491
Stock-based compensation expense	2,474	2,203
Straight-line rental income adjustments	(3,683)	(969)
Amortization of deferred financing costs	766	566
Amortization of debt premiums	(199)	(4)
Change in fair value of contingent consideration	(500)	—
Non-cash interest income adjustments	5	1

AFFO	$16,559	$13,996

FFO per diluted common share	$0.46	$0.32

AFFO per diluted common share	$0.43	$0.38

Weighted average number of common shares outstanding, diluted:
FFO	37,739,964	37,058,886

AFFO	38,134,659	37,284,423

Please see the accompanying condensed consolidated statement of cash flows for details of our cash operating, investing, and financing activities.
Liquidity and Capital Resources
As of March 31, 2013, we had approximately $247.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $53.6 million and available borrowings under our Amended Secured Revolving Credit Facility of $194.0 million. As further described above under “—Recent Transactions—Preferred Equity Offering,” we completed our preferred equity offering in March 2013, which provided net proceeds of $138.4 million, after deducting underwriting discounts and other offering expenses. A portion of these proceeds was used to repay the $92.5 million outstanding balance under our Amended Secured Revolving Credit Facility.
We believe that our available cash, operating cash flows and borrowings available to us under the Amended Secured Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to the Senior Notes, amounts outstanding under the Amended Secured Revolving Credit Facility, mortgage indebtedness on our properties, and dividend requirements for the next twelve months. We have also filed with the SEC a shelf registration statement on Form S-3, which became effective on October 31, 2011, that will allow us to issue up to $356.3 million in new securities. As further described above under “—Recent Transactions—At-The-Market Stock Offering Program (“ATM Program”),” we also entered into a $100.0 million ATM Program in March 2013. As of March 31, 2013, no ATM Shares have been sold under the ATM Program.
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
As of March 31, 2013, we had $325.0 million of indebtedness with respect to our Senior Notes and aggregate mortgage indebtedness to third parties of approximately $151.3 million on certain of our properties. In addition, as of March 31, 2013, we had no amounts outstanding under our Amended Secured Revolving Credit Facility with borrowing capacity of $230.0 million and $194.0 million available for borrowing.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $21.6 million and $16.5 million for the three months ended March 31, 2013 and 2012, respectively. Operating cash flows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis and rental payments from our other tenants. Operating cash outflows were the result of interest payments on our outstanding debt and payment of general and administrative expenses. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the three months ended March 31, 2013, net cash used in investing activities was $15.3 million and consisted of $12.9 million used to originate one loan receivable and $4.6 million used for two preferred equity investments, partially offset by $2.2 million net proceeds from the sale of one real estate asset. During the three months ended March 31, 2012, net cash used in investing activities was $40.2 million and consisted of $29.9 million used in the acquisition of two skilled nursing facilities and $10.1 million used to originate one loan receivable. We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the three months ended March 31, 2013, net cash provided by financing activities was $30.2 million and consisted of $139.0 million from the issuance of preferred stock, offset by the $92.5 million repayment of the balance then outstanding under our Amended Secured Revolving Credit Facility, $2.5 million in net payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program, $12.7 million of dividends paid to common stockholders, $1.0 million of principal repayments of mortgage notes payable and $0.1 million of payments for deferred financing costs. During the three months ended March 31, 2012, net cash used in financing activities was $15.8 million and consisted of $0.4 million from payments related to the issuance of common stock, $12.2 million of dividends paid to common stockholders, $0.8 million of principal repayments of mortgage notes payable and $2.5 million of payments for deferred financing costs primarily related to the entry into the Amended Secured Revolving Credit Facility.
Loan Agreements
8.125% Senior Notes due 2018. On October 27, 2010, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”) issued $225.0 million aggregate principal amount of 8.125% senior unsecured notes (the “Senior Notes”) resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses.
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
The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. The Indenture governing the Senior Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2013, we were in compliance with all applicable financial covenants under the Senior Notes.
Amended Secured Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). On February 10, 2012, the Borrowers amended the secured revolving credit facility (the “Amended Secured Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allows the Borrowers to increase borrowing availability under the Amended Secured Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million. The Amended Secured Revolving Credit Facility is secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. The obligations of the Borrowers under the Amended Secured Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. Borrowing availability under the Amended Secured Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the credit agreement relating to the Amended Secured Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Amended Secured Revolving Credit Facility. Borrowing availability under the Amended Secured Revolving Credit Facility terminates, and all borrowings mature, on February 10, 2015, subject to a one-year extension option. As of March 31, 2013, there were no amounts outstanding under the Amended Secured Revolving Credit Facility and $194.0 million available for borrowing.
Borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers’ option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 3.00% to 4.00% per annum for LIBOR based borrowings and 2.00% to 3.00% per annum for borrowings at the Base Rate. As of March 31, 2013, the interest rate on the Amended Secured Revolving Credit Facility was 3.70%. In addition, the Borrowers are required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Amended Secured Revolving Credit Facility. During the three months ended March 31, 2013, we incurred $0.8 million in interest expense on amounts outstanding under the Amended Secured Revolving Credit Facility and $0.2 million of unused facility fees.
The Amended Secured Revolving Credit Facility contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Amended Secured Revolving Credit Facility also requires that we, through the Borrowers, comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2013, we were in compliance with all applicable financial covenants under the Amended Secured Revolving Credit Facility.

Mortgage Indebtedness
Of our 119 properties, 25 are subject to mortgage indebtedness to third parties that, as of March 31, 2013, totaled approximately $151.3 million. As of March 31, 2013 and December 31, 2012, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2013	Book Value as of December 31, 2012	Weighted Average Effective Interest Rate at March 31, 2013	Maturity Date
Fixed Rate	$93,710	$94,373	4.43%	August 2015 - June 2047
Variable Rate(1)	57,623	57,949	5.00%	August 2015
	$151,333	$152,322	4.65%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
Capital Expenditures
For the three months ended March 31, 2012, our aggregate capital expenditures were $9,000, which was primarily for corporate office needs. There were no capital expenditures for the three months ended March 31, 2013. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $12.7 million on our common stock during the three months ended March 31, 2013. On May 1, 2013, our board of directors declared a quarterly cash dividend of $0.34 per share of common stock. The dividend will be paid on May 31, 2013 to stockholders of record as of May 15, 2013. Also on May 1, 2013, our board of directors declared the initial quarterly cash dividend of $0.346354 per share of Series A Preferred Stock (reflecting a pro rata dividend from and including the original issue date to and including May 31, 2013). The dividend will be paid on May 31, 2013 to preferred stockholders of record as of the close of business on May 15, 2013.

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
Genesis
Effective December 1, 2012, Sun was acquired by Genesis, becoming a wholly owned subsidiary of Genesis. In connection with this transaction, we obtained a parent guaranty from Genesis to replace the then-existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. As of March 31, 2013, 83 of our 119 real estate properties held for investment were leased to subsidiaries of Genesis. During the three months ended March 31, 2013 and 2012, 64% and 76%, respectively, of our total revenues were derived from these leases. Prior to December 1, 2012, Sun was subject to the reporting requirements of the SEC and was required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Genesis is not an SEC registrant and is not subject to SEC reporting requirements. As of March 31, 2013, Genesis and its subsidiaries, operated or managed 378 skilled nursing centers, 36 assisted or independent living centers and 8 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to approximately 1,500 affiliated and non-affiliated centers in 44 states. Genesis’s net revenues and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $1.2 billion and $143.2 million, respectively, for the three months ended March 31, 2013, and $0.7 billion and $81.3 million, respectively, for the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, Genesis's long-term debt, net of cash, totaled $455.5 million and $407.8 million, respectively. As of March 31, 2013 and December 31, 2012, Genesis had liquidity of approximately $107.6 million and $132.8 million, respectively, consisting of unrestricted cash and cash equivalents and available borrowings under its revolving credit facility.
We have presented below unaudited summary financial information for Genesis as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. As described above, Genesis has provided a parent guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. The summary financial information presented below has been provided by Genesis, is unaudited and has not been independently verified by us. We have no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended March 31, (unaudited) (in thousands)
	2013	2012
Statements of Operations:
Revenues	$1,187,769	$724,259
Operating expenses	1,079,889	651,344
Net income (loss)	(48,103)	(43,566)

	March 31, 2013	December 31, 2012
	(unaudited) (in thousands)
Balance Sheets:
Cash and cash equivalents	$57,102	$50,218
Total current assets	926,537	876,012
Total current liabilities	630,311	640,255
Long-term debt, excluding current portion	497,961	446,302
Capital lease obligations, excluding current portion	1,027,617	1,024,340
Financing obligation	2,686,392	2,668,793

Other than our significant tenant concentrations, management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 119 real estate properties held for investment as of March 31, 2013 is diversified by location across 27 states. The properties in any one state did not account for more than 13% and 14%, respectively, of the Company’s total rental revenue during the three months ended March 31, 2013 and 2012.
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
The current system of 66 RUG categories, or Resource Utilization Group version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by the Centers for Medicare & Medicaid Services (“CMS”) and was part of CMS's continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On July 27, 2012, CMS released final fiscal year 2013 Medicare rates for skilled nursing facilities providing a net increase of 1.8% over fiscal year 2012 payments (comprised of a market basket increase of 2.5% less the productivity adjustment of 0.7%). Subsequent to March 31, 2013, CMS released projections for fiscal year 2014 Medicare rates for skilled nursing facilities of a net increase of 1.4% over fiscal year 2013 payments (comprised of a market basket increase of 2.3% less 0.5% for a forecast error correction and less the productivity adjustment of 0.4%).

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that, as of March 31, 2013, totaled $151.3 million. The following table is presented as of March 31, 2013 (in thousands):

		April 1 through		Year Ended December 31,
	Total	December 31, 2013	2014	2015	2016	2017	After 2017
Mortgage indebtedness(1)	$189,051	$8,264	$11,023	$91,614	$3,963	$3,963	$70,224
Senior Notes(2)	483,436	26,406	26,406	26,406	26,406	26,406	351,406
Contingent consideration	800	800	—	—	—	—	—
Operating lease	254	68	95	91	—	—	—
Total	$673,541	$35,538	$37,524	$118,111	$30,369	$30,369	$421,630

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $37.7 million, of which $6.9 million is attributable to variable interest rates determined using the weighted average method.

(2)
Senior Notes includes interest payments payable semi-annually each May 1st and November 1st at a fixed rate of 8.125%. The Senior Notes mature on November 1, 2018. Total interest on the Senior Notes is $158.4 million.

Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2013, this indebtedness included $325.0 million aggregate principal amount of Senior Notes outstanding and $151.3 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. As of March 31, 2013, we had $57.6 million of outstanding variable rate indebtedness. In addition, as of March 31, 2013, we had $194.0 million available for borrowing under our Amended Secured Revolving Credit Facility. From time to time, we may borrow under the Amended Secured Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Amended Secured Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of March 31, 2013, interest expense would increase $0.1 million for the twelve months following March 31, 2013. As of March 31, 2013, the index underlying our variable rate mortgages was below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2012 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Ex.	Description

1.1
Underwriting Agreement, dated March 14, 2013, by and among the Company and Jefferies LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 15, 2013).

1.2
Form of Sales Agreement, dated March 18, 2013, between the Company and each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 18, 2013).

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

3.1.1
Articles Supplementary designating Sabra Health Care REIT, Inc.'s 7.125% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

4.1*
Fifth Supplemental Indenture, dated January 11, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank.

4.2
Form of Specimen Certificate for Sabra Health Care REIT, Inc.'s 7.125% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

10.1
First Amendment to the Limited Partnership Agreement by Sabra Health Care REIT, Inc. and Sabra Health Care, LLC, dated March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

SABRA HEALTH CARE REIT, INC.

Date: May 6, 2013	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)