Form 10-Q
period 2013-06-30
Sabra Health Care REIT, Inc.
filed 2013-08-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2013, there were 37,333,943 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including the following:

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $145,674 and $129,479 as of June 30, 2013 and December 31, 2012, respectively	$817,228	$827,135
Loans receivable and other investments, net	43,069	12,017
Cash and cash equivalents	92,770	17,101
Restricted cash	5,737	4,589
Deferred tax assets	24,212	24,212
Assets held for sale, net	—	2,215
Prepaid expenses, deferred financing costs and other assets	39,083	29,613
Total assets	$1,022,099	$916,882

Liabilities and stockholders’ equity
Mortgage notes	$143,129	$152,322
Secured revolving credit facility	—	92,500
Senior unsecured notes	414,672	330,666
Accounts payable and accrued liabilities	14,519	11,694
Tax liability	24,212	24,212
Total liabilities	596,532	611,394

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 and zero shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	58	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,333,943 and 37,099,209 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	373	371
Additional paid-in capital	493,479	353,861
Cumulative distributions in excess of net income	(68,343)	(48,744)
Total stockholders’ equity	425,567	305,488
Total liabilities and stockholders’ equity	$1,022,099	$916,882
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$31,518	$24,820	$62,993	$48,483
Interest and other income	757	297	1,304	361

Total revenues	32,275	25,117	64,297	48,844

Expenses:
Depreciation and amortization	8,222	7,557	16,468	14,860
Interest	10,143	7,898	20,145	15,596
General and administrative	3,422	3,489	8,139	7,810

Total expenses	21,787	18,944	44,752	38,266

Other income (expense):
Loss on extinguishment of debt	(9,750)	(250)	(9,750)	(250)
Other income (expense)	(1,400)	—	(900)	—

Total other income (expense)	(11,150)	(250)	(10,650)	(250)

Net (loss) income	(662)	5,923	8,895	10,328

Preferred stock dividends	(2,523)	—	(2,827)	—

Net (loss) income attributable to common stockholders	$(3,185)	$5,923	$6,068	$10,328

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.09)	$0.16	$0.16	$0.28

Diluted common share	$(0.09)	$0.16	$0.16	$0.28

Weighted-average number of common shares outstanding, basic	37,357,112	37,147,942	37,321,813	37,092,683

Weighted-average number of common shares outstanding, diluted	37,357,112	37,191,687	37,789,804	37,119,005

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2011	—	$—	36,891,712	$369	$344,995	$(18,791)	$326,573
Net income	—	—	—	—	—	10,328	10,328
Amortization of stock-based compensation	—	—	—	—	4,135	—	4,135
Common stock issuance	—	—	159,530	2	142	—	144
Common dividends ($0.66 per share)	—	—	—	—	—	(24,755)	(24,755)
Balance, June 30, 2012	—	$—	37,051,242	$371	$349,272	$(33,218)	$316,425

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$305,488
Net income	—	—	—	—	—	8,895	8,895
Amortization of stock-based compensation	—	—	—	—	4,182	—	4,182
Preferred stock issuance	5,750,000	58	—	—	138,288	—	138,346
Common stock issuance	—	—	234,734	2	(2,852)	—	(2,850)
Preferred dividends	—	—	—	—	—	(2,827)	(2,827)
Common dividends ($0.68 per share)	—	—	—	—	—	(25,667)	(25,667)
Balance, June 30, 2013	5,750,000	$58	37,333,943	$373	$493,479	$(68,343)	$425,567

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$8,895	$10,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,468	14,860
Non-cash interest income adjustments	12	9
Amortization of deferred financing costs	1,589	1,197
Stock-based compensation expense	3,933	3,842
Amortization of premium	(401)	(8)
Loss on extinguishment of debt	508	250
Straight-line rental income adjustments	(7,300)	(1,690)
Change in fair value of contingent consideration	900	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,563)	(779)
Accounts payable and accrued liabilities	1,877	(1,914)
Restricted cash	(1,932)	(2,008)

Net cash provided by operating activities	22,986	24,087

Cash flows from investing activities:
Acquisitions of real estate	(6,175)	(55,550)
Origination of loans receivable	(25,244)	(21,176)
Preferred equity investment	(5,144)	—
Additions to real estate	(226)	(730)
Net proceeds from the sale of real estate	2,208	—

Net cash used in investing activities	(34,581)	(77,456)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	200,000	—
Principal payments on senior unsecured notes	(113,750)	—
Proceeds from secured revolving credit facility	—	42,500
Payments on secured revolving credit facility	(92,500)	—
Proceeds from mortgage notes	—	21,947
Principal payments on mortgage notes	(9,193)	(22,464)
Payments of deferred financing costs	(5,378)	(3,435)
Issuance of preferred stock	138,345	—
Issuance of common stock	(2,851)	144
Dividends paid on common and preferred stock	(27,409)	(24,463)

Net cash provided by financing activities	87,264	14,229

Net increase (decrease) in cash and cash equivalents	75,669	(39,140)
Cash and cash equivalents, beginning of period	17,101	42,250

Cash and cash equivalents, end of period	$92,770	$3,110

Supplemental disclosure of cash flow information:
Interest paid	$19,839	$14,677

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of June 30, 2013, Sabra’s portfolio included 120 real estate properties held for investment and leased to operators/tenants under triple-net lease agreements (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) one acute care hospital), three mortgage loan investments, two preferred equity investments and one mezzanine loan investment.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. At June 30, 2013, the Company did not have any consolidated VIEs.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the consolidated statements of income, consolidated statements of cash flows and footnote disclosures for all periods presented.

3.RECENT REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2013, the Company acquired one senior housing facility for a total purchase price of $6.2 million. The purchase price was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
$566	$5,496	$93	$20	$6,175
As of June 30, 2013, the purchase price allocations for acquisitions completed during the six months ended June 30, 2013 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 15 years and 25 years, respectively.
For each of the three and six months ended June 30, 2013, the Company recognized rental income of $5,000 from this property.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,736	$(129,486)	$617,250
Senior Housing	23	1,518	154,272	(12,136)	142,136
Acute Care Hospital	1	70	61,640	(3,924)	57,716
	120	12,414	962,648	(145,546)	817,102
Corporate Level			254	(128)	126
			$962,902	$(145,674)	$817,228

As of December 31, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,510	$(116,426)	$630,084
Senior Housing	22	1,486	148,210	(9,949)	138,261
Acute Care Hospital	1	70	61,640	(3,001)	58,639
	119	12,382	956,360	(129,376)	826,984
Corporate Level			254	(103)	151
			$956,614	$(129,479)	$827,135

	June 30, 2013	December 31, 2012
Building and improvements	$787,809	$782,221
Furniture and equipment	43,944	43,810
Land improvements	4,535	4,535
Land	126,614	126,048
	962,902	956,614
Accumulated depreciation	(145,674)	(129,479)
	$817,228	$827,135

Stoney River Marshfield Earn Out
On December 18, 2012, the Company acquired a 60-bed assisted living facility, located in Marshfield, Wisconsin ("Stoney River Marshfield"), for $8.2 million through a triple-net sale-leaseback transaction with First Phoenix Group, LLC ("First Phoenix"). At the time of purchase, the facility was not completely stabilized and as such the Company and First Phoenix agreed to an earn out arrangement whereby the Company would pay First Phoenix additional consideration at a specific date in the future contingent on the performance of the facility. The Company estimated the contingent consideration liability at $1.3 million at the time of purchase. As of June 30, 2013, based on the performance of the facility the contingent consideration liability is estimated at $2.2 million. During the three and six months ended June 30, 2013, the Company recorded adjustments to the contingent consideration of $1.4 million and $0.9 million, respectively, and included these amounts in other income (expense) on the accompanying condensed consolidated statements of (loss) income.

Operating Leases
As of June 30, 2013, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from eight to 21 years. As of June 30, 2013, the leases had a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $2.0 million and $1.1 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, 81 of the Company's 120 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of June 30, 2013, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2013 through December 31, 2013	$56,559
2014	115,444
2015	118,200
2016	120,956
2017	123,939
Thereafter	829,483
$1,364,581

5.	LOANS RECEIVABLE AND OTHER INVESTMENTS
Loans Receivable
As of June 30, 2013, the Company’s loans receivable consisted of the following (dollars in thousands):

Loan Type	Number of Loans	Facility Type	Principal Balance as of June 30, 2013	Book Value as of June 30, 2013	Weighted Average Contractual Interest Rate	Weighted Average Annualized Effective Interest Rate	Maturity Date
Mortgage	3	Skilled Nursing / Assisted Living	$25,156	$25,272	8.8%	8.7%	Various
Mezzanine	1	Skilled Nursing	12,350	12,421	12.0%	11.6%	12/27/14

	4		$37,506	$37,693	9.9%	9.7%

Recent Loan Originations
On June 28, 2013, the Company originated a $12.4 million mezzanine loan (the "Chai Mezzanine Loan") with an affiliate of Chai Facilities Acquisition Company, LLC (the "Borrower"), the indirect owner of twelve skilled nursing facilities having 1,689 licensed beds in seven states (the "Chai Portfolio"). The Chai Mezzanine Loan has an 18-month term with an option to extend the maturity an additional six months and bears interest at a fixed rate of 12.0% per annum. The Chai Mezzanine Loan is secured by the Borrower's equity interests in the entities that own the Chai Portfolio. In addition, the Company has an option to purchase up to $50.0 million of properties within the Chai Portfolio. The option, which commences three months after the origination date and ends on the maturity date of the Chai Mezzanine Loan, can be exercised on any facility within the portfolio as long as the EBITDAR margin for such facility has reached 15% for at least one month. The purchase price for each facility will be determined by taking the annualized EBITDAR of the facility for the trailing three months prior to option exercise, divided by an EBITDAR coverage ratio of 1.50 and further divided by 9.5%. Should the Company exercise its option to purchase any properties in the Chai Portfolio, the Company would expect to enter into a new 15 year master lease with two five-year renewal options with annual rent increases equal to the greater of the change in the Consumer Price Index and 3.0%. The Chai Mezzanine Loan was funded with available cash.
On January 31, 2013, the Company entered into a $12.8 million mortgage loan agreement with an affiliate of New Dawn Holding Company ("New Dawn") secured by a first trust deed on a 48-unit memory care facility located in Sun City West, Arizona ("Sun City West Mortgage Loan"). The Sun City West Mortgage Loan has a five-year term, bears interest at a fixed rate of 9.0% per annum and cannot be prepaid during the first 3 years of the loan term. In addition, beginning April 2014, the Company has an option to purchase the facility securing the Sun City West Mortgage Loan for a price equal to the greater of (a) the annualized EBITDAR of the facility for the trailing three months prior to option exercise, divided by an EBITDAR coverage ratio of 1.30 and further divided by an implied lease rate of 8.25% (subject to adjustment up to 9.00%), and (b) $15.0 million. In the event the Company exercises the purchase option, the Company would expect to enter into a long-term lease with affiliates of New Dawn. The facility was built in 2012 and is operated by affiliates of New Dawn. The Sun City West Mortgage Loan was funded with available cash.
Other Investments
On March 5, 2013, the Company entered into an agreement to provide up to $7.2 million of preferred equity funding to an affiliate of Meridian Realty Advisors, L.P. (“Meridian”) for the construction of a 141-bed skilled nursing facility and a 52-unit memory care facility in Austin, Texas (collectively, the “Bee Cave Preferred Equity Investments”). The Company funded $4.3 million at closing and an additional $0.8 million during the six months ended June 30, 2013. In addition, the Company received an option to purchase the skilled nursing facility on or after the earlier to occur of the facility achieving and maintaining 90% occupancy for three consecutive months, or 36 months after receiving the certificate of occupancy for the facility. The Company also received an option to purchase the memory care facility that is not expected to be exercised as it is subordinate to a purchase option given to the manager of the memory care facility. In the event the Company were to exercise the purchase option on the skilled nursing facility, the Company would expect to lease the facility to Meridian under a long-term, triple net lease. The Company's preferred equity investment with respect to the skilled nursing facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option, or 18 months after receiving a certificate of occupancy for the facility. The Company's preferred equity investment with respect to the memory care facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option (whether by the manager of the facility or by the Company), or 30 months after receiving a certificate of occupancy for the facility. In the event the applicable purchase option is not exercised, the Company has the right to require Meridian to redeem the Company's investment, including the accrued preferred returns associated with such investment, within 180 days.

6.	DEBT
Mortgage Indebtedness. The Company’s mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2013	Book Value as of December 31, 2012	Weighted Average Effective Interest Rate at June 30, 2013	Maturity Date
Fixed Rate	$85,818	$94,373	4.01%	August 2015 - June 2047
Variable Rate(1)	57,311	57,949	5.00%	August 2015
	$143,129	$152,322	4.40%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
5.375% Notes Due 2023. On May 23, 2013, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten public offering of $200.0 million aggregate principal amount of 5.375% senior unsecured notes (the “2023 Notes”). The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.9 million after deducting commissions and expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
The 2023 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after June 1, 2018, at the redemption prices set forth in the indenture governing the 2023 Notes (the “2023 Notes Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to June 1, 2018, the Issuers may redeem all or a portion of the 2023 Notes at a redemption price equal to 100% of the principal amount of the 2023 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to June 1, 2016, the Issuers may redeem up to 35% of the principal amount of the 2023 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 105.375% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the 2023 Notes are not redeemed, the 2023 Notes mature on June 1, 2023.
8.125% Notes Due 2018. On October 27, 2010, the Issuers issued $225.0 million aggregate principal amount of 8.125% senior unsecured notes (the “2018 Notes”) resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. The 2018 Notes accrue interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 2018 Notes, which are treated as a single class with the existing 2018 Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. The Company used a portion of the proceeds from this offering to repay the borrowings outstanding under the Prior Revolving Credit Facility (defined below). On November 14, 2012, the Issuers completed an exchange offer to exchange the $100.0 million aggregate principal amount of 2018 Notes that were issued in July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended.

On June 24, 2013, pursuant to the terms of the indenture governing the 2018 Notes (the “2018 Notes Indenture”), the Issuers redeemed $113.8 million in aggregate principal amount of the outstanding 2018 Notes, representing 35% of the aggregate principal amount of the 2018 Notes outstanding. The 2018 Notes were redeemed at a redemption price of 108.125% of the principal amount redeemed, plus accrued and unpaid interest up to the redemption date. The redemption resulted in a $9.8 million loss on extinguishment of debt, including $9.3 million in payments made to noteholders for early redemption and $0.5 million of write-offs associated with unamortized deferred financing costs and issuance premium.
The 2018 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the 2018 Notes Indenture plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the 2018 Notes at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2018 Notes are not redeemed, the 2018 Notes mature on November 1, 2018.
The obligations under the 2018 Notes and 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See “Note 10. Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The 2018 Notes Indenture and 2023 Notes Indenture (collectively, the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of June 30, 2013, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.

Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). On February 10, 2012, the Borrowers amended the secured revolving credit facility (as amended, the “Prior Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allowed the Borrowers to increase borrowing availability under the Prior Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million. The Prior Revolving Credit Facility was secured by, among other things, a first priority lien against certain of the properties owned by certain of the Company’s subsidiaries. Borrowing availability under the Prior Revolving Credit Facility was subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the Prior Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Prior Revolving Credit Facility. As of June 30, 2013, there were no amounts outstanding under the Company’s Prior Revolving Credit Facility and $194.0 million was available for borrowing.
Borrowings under the Prior Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings varied based on the Consolidated Leverage Ratio, as defined in the Prior Revolving Credit Facility, and ranged from 3.00% to 4.00% per annum for LIBOR based borrowings and 2.00% to 3.00% per annum for borrowings at the Base Rate. As of June 30, 2013, the interest rate on the Prior Revolving Credit Facility was 3.69%. In addition, the Borrowers were required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Prior Revolving Credit Facility. During the six months ended June 30, 2013, the Company incurred $0.8 million in interest expense on amounts outstanding under the Prior Revolving Credit Facility. The Company did not incur any interest expense during the three months ended June 30, 2013. During the three and six months ended June 30, 2013, the Company incurred $0.3 million and $0.5 million, respectively, of unused facility fees.
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility was secured by mortgages on certain of the Company's real estate assets, the Revolving Credit Facility is secured by pledges of equity by the Company's wholly-owned subsidiaries that own certain of the Company's real estate assets.
Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the Revolving Credit Facility). As of July 29, 2013, $286.5 million was available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility.
The obligations of the Operating Partnership under the Revolving Credit Facility are, and the obligations of the Borrowers under the Prior Revolving Credit Facility were, guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains, and the Prior Revolving Credit Facility contained, customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership--and the Prior Revolving Credit Facility required Sabra, through the Borrowers--to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2013, the Company was in compliance with all applicable financial covenants under the Prior Revolving Credit Facility.
During the three and six months ended June 30, 2013, the Company incurred interest expense of $10.1 million and $20.1 million, respectively, and $7.9 million and $15.6 million for the three and six months ended June 30, 2012, respectively. Interest expense includes deferred financing costs amortization of $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company had $4.5 million and $5.4 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
During the three and six months ended June 30, 2013, the Company recognized $9.8 million of debt extinguishment loss due to the redemption premium and write-offs of unamortized deferred financing costs and issuance premium associated with the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes. During the three and six months ended June 30, 2012, the Company recognized $0.3 million of debt extinguishment loss due to the write-offs of unamortized deferred financing costs associated with mortgage debt refinancing.

The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2013 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Total
July 1, 2013 through December 31, 2013	$1,800	$—	$1,800
2014	3,739	—	3,739
2015	86,075	—	86,075
2016	1,647	—	1,647
2017	1,688	—	1,688
Thereafter	48,180	411,250	459,430
	$143,129	$411,250	$554,379

(1)	Outstanding principal balance for the senior notes does not include premium of $3.4 million as of June 30, 2013.

7.FAIR VALUE DISCLOSURES

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
Mortgage indebtedness: The fair values of the Company’s mortgage notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2013			December 31, 2012
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$37,506	$37,693	$37,843	$11,965	$12,017	$12,826
Preferred equity investments	5,293	5,376	5,285	—	—	—
Financial liabilities:
Senior Notes	411,250	414,672	422,038	325,000	330,666	345,313
Mortgage indebtedness	143,129	143,129	139,599	152,322	152,322	152,559
Secured Revolving Credit Facility	—	—	—	92,500	92,500	92,500

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
The Company determined the fair value of financial instruments as of June 30, 2013 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$37,843	$—	$—	$37,843
Preferred equity investments	5,285	—	—	5,285
Financial liabilities:
Senior Notes	422,038	—	422,038	—
Mortgage indebtedness	139,599	—	—	139,599
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
During the six months ended June 30, 2013, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration	$2,200	$—	$—	$2,200

8.	EQUITY
Preferred Stock

On March 21, 2013, the Company completed an underwritten public offering of 5.8 million shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share, pursuant to an effective registration statement. The Company received net proceeds of $138.3 million from the offering, after deducting underwriting discounts and other offering expenses.
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. Holders of shares of the Series A Preferred Stock will generally have no voting rights.  However, if dividends on the Series A Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, holders of shares of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Company’s board of directors until all accrued dividends for past dividend periods with respect to the Series A Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for payment. The holders of Series A Preferred Stock also have voting rights with respect to the Company in certain other circumstances. At June 30, 2013, there were no dividends in arrears.
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
Common Stock

The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 7, 2013	February 15, 2013	$0.34	February 28, 2013
May 1, 2013	May 15, 2013	0.34	May 31, 2013

During the six months ended June 30, 2013, the Company issued 200,799 shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2012 Bonus Plan pursuant to an election by certain participants to receive the bonus payment in shares of the Company's common stock. During the six months ended June 30, 2013, the Company issued 33,935 shares of common stock as a result of stock options exercised.
At-The-Market Common Stock Offering Program (“ATM Program”)
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
As of June 30, 2013, no ATM Shares have been sold under the ATM Program.

9.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net (loss) income attributable to common stockholders	$(3,185)	$5,923	$6,068	$10,328

Denominator
Basic weighted average common shares	37,357,112	37,147,942	37,321,813	37,092,683
Dilutive stock options and restricted stock units	—	43,745	467,991	26,322

Diluted weighted average common shares	37,357,112	37,191,687	37,789,804	37,119,005

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.09)	$0.16	$0.16	$0.28

Diluted common share	$(0.09)	$0.16	$0.16	$0.28

Certain of our outstanding restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended June 30, 2013, all restricted stock units and stock options were not included because they were anti-dilutive. During the six months ended June 30, 2013, approximately 5,000 restricted stock units were not included because they were anti-dilutive. During the three and six months ended June 30, 2012, approximately 10,000 and 15,000 restricted stock units, respectively, were not included because they were anti-dilutive. During the three and six months ended June 30, 2012, approximately 108,000 and 126,000 stock options, respectively, were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the six months ended June 30, 2013.
10.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the Senior Notes by the Issuers in October 2010, July 2012 and May 2013, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
A Guarantor will be automatically and unconditionally released from its obligations under the guarantees with respect to the Senior Notes in the event of:

•	Any sale of the subsidiary Guarantor or of all or substantially all of its assets;

•	A merger or consolidation of a subsidiary Guarantor with an issuer of the Senior Notes or another Guarantor, provided that the surviving entity remains a Guarantor;

•	A subsidiary Guarantor is declared “unrestricted” for covenant purposes under the Senior Notes Indentures;

•	The requirements for legal defeasance or covenant defeasance or to discharge the Senior Notes Indentures have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the Senior Notes Indentures, of a subsidiary Guarantor; and

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty.
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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$126	$—	$649,820	$167,282	$—	$817,228
Loans receivable and other investments, net	—	—	43,069	—	—	43,069
Cash and cash equivalents	91,208	—	—	1,562	—	92,770
Restricted cash	—	—	471	5,266	—	5,737
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	776	9,460	24,428	4,419	—	39,083
Intercompany	—	284,676	—	36,871	(321,547)	—
Investment in subsidiaries	367,799	492,335	25,346	—	(885,480)	—
Total assets	$484,121	$786,471	$743,134	$215,400	$(1,207,027)	$1,022,099
Liabilities and stockholders’ equity
Mortgage notes	$—	$—	$—	$143,129	$—	$143,129
Senior unsecured notes	—	414,672	—	—	—	414,672
Accounts payable and accrued liabilities	4,560	4,000	5,158	801	—	14,519
Tax liability	24,212	—	—	—	—	24,212
Intercompany	29,782	—	291,765	—	(321,547)	—
Total liabilities	58,554	418,672	296,923	143,930	(321,547)	596,532
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2013	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 37,333,943 shares issued and outstanding as of June 30, 2013	373	—	—	—	—	373
Additional paid-in capital	493,479	292,579	324,329	51,225	(668,133)	493,479
Cumulative distributions in excess of net income	(68,343)	75,220	121,882	20,245	(217,347)	(68,343)
Total stockholders’ equity	425,567	367,799	446,211	71,470	(885,480)	425,567
Total liabilities and stockholders’ equity	$484,121	$786,471	$743,134	$215,400	$(1,207,027)	$1,022,099

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(dollars in thousands, except per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$151	$—	$655,881	$171,103	$—	$827,135
Loans receivable, net	—	—	12,017	—		12,017
Cash and cash equivalents	15,075	—	—	2,026	—	17,101
Restricted cash	—	—	92	4,497	—	4,589
Deferred tax assets	24,212	—	—	—	—	24,212
Assets held for sale, net	—	—	—	2,215	—	2,215
Prepaid expenses, deferred financing costs and other assets	1,315	7,339	18,133	2,826	—	29,613
Intercompany	—	227,396	—	37,466	(264,862)	—
Investment in subsidiaries	351,632	451,975	23,142	—	(826,749)	—
Total assets	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882
Liabilities and stockholders’ equity
Mortgage notes	$—	$—	$—	$152,322	$—	$152,322
Secured revolving credit facility	—	—	92,500	—		92,500
Senior unsecured notes	—	330,666	—	—	—	330,666
Accounts payable and accrued liabilities	3,281	4,412	3,348	653	—	11,694
Tax liability	24,212	—	—	—	—	24,212
Intercompany	59,404	—	205,458	—	(264,862)	—
Total liabilities	86,897	335,078	301,306	152,975	(264,862)	611,394
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,099,209 shares issued and outstanding as of December 31, 2012	371	—	—	—	—	371
Additional paid-in capital	353,861	292,939	321,666	53,952	(668,557)	353,861
Cumulative distributions in excess of net income	(48,744)	58,693	86,293	13,206	(158,192)	(48,744)
Total stockholders’ equity	305,488	351,632	407,959	67,158	(826,749)	305,488
Total liabilities and stockholders’ equity	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the Three Months Ended June 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$24,219		$7,299	$—	$31,518
Interest and other income	16		—	741		—	—	757
Total revenues	16		—	24,960		7,299	—	32,275
Expenses:
Depreciation and amortization	13		—	6,302		1,907	—	8,222
Interest	—		7,722	639		1,782	—	10,143
General and administrative	3,091		2	299		30	—	3,422
Total expenses	3,104		7,724	7,240		3,719	—	21,787

Other income (expense):
Loss on extinguishment of debt	—		(9,750)	—		—	—	(9,750)
Other income (expense)	—		—	(1,400)		—	—	(1,400)

Total other income (expense)	—		(9,750)	(1,400)		—	—	(11,150)

Income in subsidiary	2,426		19,900	930		—	(23,256)	—

Net (loss) income	(662)		2,426	17,250		3,580	(23,256)	(662)

Preferred dividends	(2,523)		—	—		—	—	(2,523)

Net (loss) income attributable to common stockholders	$(3,185)	—	$2,426	$17,250	—	$3,580	$(23,256)	$(3,185)

Net (loss) income attributable to common stockholders, per:
Basic common share								$(0.09)
Diluted common share								$(0.09)
Weighted-average number of common shares outstanding, basic								37,357,112
Weighted-average number of common shares outstanding, diluted								37,357,112

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2012
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$18,372	$6,448	$—	$24,820
Interest and other income	1	—	296	—	—	297
Total revenues	1	—	18,668	6,448	—	25,117
Expenses:
Depreciation and amortization	12	—	5,492	2,053	—	7,557
Interest	—	4,757	715	2,426	—	7,898
General and administrative	3,083	1	376	29	—	3,489
Total expenses	3,095	4,758	6,583	4,508	—	18,944

Other income (expense):
Loss on extinguishment of debt	—	—	—	(250)	—	(250)

Total other income (expense)	—	—	—	(250)	—	(250)

Income (loss) in subsidiary	9,017	13,775	(55)	—	(22,737)	—
Net income attributable to common stockholders	$5,923	$9,017	$12,030	$1,690	$(22,737)	$5,923

Net income attributable to common stockholders, per:
Basic common share						$0.16
Diluted common share						$0.16
Weighted-average number of common shares outstanding, basic						37,147,942
Weighted-average number of common shares outstanding, diluted						37,191,687

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$48,353		$14,640	$—	$62,993
Interest and other income	69		—	1,235		—	—	1,304
Total revenues	69		—	49,588		14,640	—	64,297
Expenses:
Depreciation and amortization	25		—	12,617		3,826	—	16,468
Interest	—		14,438	1,979		3,728	—	20,145
General and administrative	7,675		4	412		48	—	8,139
Total expenses	7,700		14,442	15,008		7,602	—	44,752

Other income (expense):
Loss on extinguishment of debt	—		(9,750)	—		—	—	(9,750)
Other income (expense)	—		—	(900)		—	—	(900)

Total other income (expense)	—		(9,750)	(900)		—	—	(10,650)

Income in subsidiary	16,526		40,718	1,909		—	(59,153)	—

Net income	8,895		16,526	35,589		7,038	(59,153)	8,895

Preferred dividends	(2,827)		—	—		—	—	(2,827)

Net income attributable to common stockholders	$6,068	—	$16,526	$35,589	—	$7,038	$(59,153)	$6,068

Net income attributable to common stockholders, per:
Basic common share								$0.16
Diluted common share								$0.16
Weighted-average number of common shares outstanding, basic								37,321,813
Weighted-average number of common shares outstanding, diluted								37,789,804

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2012
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$35,586	$12,897	$—	$48,483
Interest and other income	7	—	354	—	—	361
Total revenues	7	—	35,940	12,897	—	48,844
Expenses:
Depreciation and amortization	24	—	10,724	4,112	—	14,860
Interest	—	9,514	1,178	4,904	—	15,596
General and administrative	6,920	2	839	49	—	7,810
Total expenses	6,944	9,516	12,741	9,065	—	38,266

Other income (expense):
Loss on extinguishment of debt	—	—	—	(250)	—	(250)

Total other income (expense)	—	—	—	(250)	—	(250)

Income in subsidiary	17,265	26,781	147	—	(44,193)	—
Net income attributable to common stockholders	$10,328	$17,265	$23,346	$3,582	$(44,193)	$10,328

Net income attributable to common stockholders, per:
Basic common share						$0.28
Diluted common share						$0.28
Weighted-average number of common shares outstanding, basic						37,092,683
Weighted-average number of common shares outstanding, diluted						37,119,005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Net cash provided by operating activities	$12,200	$—	$—	$10,786		$—	$22,986
Cash flows from investing activities:
Acquisitions of real estate	—	—	(6,175)	—		—	(6,175)
Origination of note receivable	—	—	(25,244)	—		—	(25,244)
Preferred equity investment	—	—	(5,144)	—		—	(5,144)
Additions to real estate	—	—	(226)	—		—	(226)
Net proceeds from the sale of real estate	—	—	—	2,208		—	2,208
Distribution from Subsidiary	1,920	1,920	—	—		(3,840)	—
Intercompany financing	(46,072)	(127,163)	—	—		173,235	—
Net cash (used in) provided by investing activities	(44,152)	(125,243)	(36,789)	2,208		169,395	(34,581)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	200,000	—	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—		—	(113,750)
Payments on secured revolving credit facility	—	—	(92,500)	—		—	(92,500)
Principal payments on mortgage notes	—	—	—	(9,193)		—	(9,193)
Payments of deferred financing costs	—	(5,159)	(82)	(137)		—	(5,378)
Issuance of preferred stock	138,345	—	—	—		—	138,345
Issuance of common stock	(2,851)	—	—	—		—	(2,851)
Dividends paid on common and preferred stock	(27,409)	—	—	—		—	(27,409)
Distribution to Parent	—	(1,920)	—	(1,920)		3,840	—
Intercompany financing	—	46,072	129,371	(2,208)		(173,235)	—
Net cash provided by (used in) financing activities	108,085	125,243	36,789	(13,458)		(169,395)	87,264
Net increase (decrease) in cash and cash equivalents	76,133	—	—	(464)		—	75,669
Cash and cash equivalents, beginning of period	15,075	—	—	2,026		—	17,101
Cash and cash equivalents, end of period	$91,208	$—	$—	$1,562		$—	$92,770

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$22,525	$—	$—	$1,562	$—	$24,087
Cash flows from investing activities:
Acquisitions of real estate	—	—	(55,550)	—	—	(55,550)
Origination of note receivable	—	—	(21,176)	—	—	(21,176)
Additions to real estate	—	—	(730)	—	—	(730)
Investment in Subsidiary	(1,449)	(1,449)	—	—	2,898	—
Distribution from Subsidiary	345	345	—	—	(690)	—
Intercompany financing	(37,255)	(37,255)	—	—	74,510	—
Net cash used in investing activities	(38,359)	(38,359)	(77,456)	—	76,718	(77,456)
Cash flows from financing activities:
Proceeds from secured revolving credit facility	—	—	42,500	—	—	42,500
Proceeds from mortgage notes	—	—	—	21,947	—	21,947
Principal payments on mortgage notes	—	—	—	(22,464)	—	(22,464)
Payments of deferred financing costs	—	—	(2,299)	(1,136)	—	(3,435)
Issuance of common stock	144	—	—	—	—	144
Dividends paid	(24,463)	—	—	—	—	(24,463)
Contribution from Parent	—	1,449	—	1,449	(2,898)	—
Distribution to Parent	—	(345)	—	(345)	690	—
Intercompany financing	—	37,255	37,255	—	(74,510)	—
Net cash (used in) provided by financing activities	(24,319)	38,359	77,456	(549)	(76,718)	14,229
Net (decrease) increase in cash and cash equivalents	(40,153)	—	—	1,013	—	(39,140)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$1,583	$—	$—	$1,527	$—	$3,110

11.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2013.

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
Dividend Declaration
On July 31, 2013, the Company announced that its board of directors declared a quarterly cash dividend of $0.34 per share of common stock. The dividend will be paid on August 30, 2013 to stockholders of record as of the close of business on August 15, 2013.
On July 31, 2013, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 30, 2013 to preferred stockholders of record as of the close of business on August 15, 2013.
Meridian Pipeline Agreement
On July 29, 2013, the Company agreed to terms on a non-binding term sheet (the "Term Sheet") on a forward purchase program with Meridian (the "Meridian Pipeline Agreement"), to acquire newly constructed senior housing, memory care and skilled nursing properties to be developed by affiliates of Meridian. The Term Sheet provides for the acquisition of, as well as certain interim capital commitments for, up to ten facilities with an estimated aggregate cost of $100.0 million through 2015, consisting of senior housing, memory care and skilled nursing facilities. Under the Term Sheet, Meridian will identify and develop the properties, affiliates of Sabra will contribute preferred equity capital and Sabra will have the option to purchase the facilities upon stabilization. The preferred equity investments will earn an annual 15% preferred rate of return, which will accrue on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the applicable purchase option, the exercise of Meridian's applicable call option, the exercise of Sabra's applicable put option or the sale of the applicable property. Should Sabra exercise its purchase option on a facility, Sabra would expect to lease the facility to Meridian under a long-term, triple net lease. The Term Sheet is non-binding and is subject to the parties' negotiation of final terms, which is expected to be completed during the third quarter of 2013.

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
As of June 30, 2013, our investment portfolio consisted of 120 real estate properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) one acute care hospital), three mortgage loan investments, two preferred equity investments and one mezzanine loan investment. As of June 30, 2013, our real estate properties had a total of 12,414 licensed beds, or units, spread across 27 states. As of June 30, 2013, all of our real estate properties were leased under triple-net operating leases with expirations ranging from eight to 21 years.
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
Recent Transactions
Meridian Pipeline Agreement
On July 29, 2013, we agreed to terms on a non-binding term sheet (the “Term Sheet”) on a forward purchase program with Meridian Realty Advisors, L.P. (“Meridian,” and such forward purchase program the “Meridian Pipeline Agreement”), to acquire newly constructed senior housing, memory care and skilled nursing properties to be developed by affiliates of Meridian. The Term Sheet provides for the acquisition of, as well as certain interim capital commitments for, up to ten facilities with an estimated aggregate cost of $100.0 million through 2015, consisting of senior housing, memory care and skilled nursing facilities. Under the Term Sheet, Meridian will identify and develop the properties, we will contribute preferred equity capital and we will have the option to purchase the facilities upon stabilization. The preferred equity investments will earn an annual 15% preferred rate of return, which will accrue on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the applicable purchase option, the exercise of Meridian's applicable call option, the exercise of our applicable put option or the sale of the applicable property. Should we exercise our purchase option on a facility, we would expect to lease the facility to Meridian under a long-term, triple net lease with an initial cash yield 7.5% to 9.0% depending on the type of facility. The Term Sheet is non-binding and is subject to the parties' negotiation of final terms, which is expected to be completed during the third quarter of 2013.

Revolving Credit Facility
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million, of which $286.5 million was available for borrowing as of July 29, 2013. The Revolving Credit Facility also includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility (as defined in Note 6, “Debt,” in the Notes to the Condensed Consolidated Financial Statements) was secured by mortgages on certain of our real estate assets, the Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets.  This feature provides us with increased flexibility to increase the available borrowings under the Revolving Credit Facility.
The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. See "—Liquidity and Capital Resources" for further information.
Chai I Portfolio Mezzanine Loan Origination
On June 28, 2013, we originated a $12.4 million mezzanine loan (the "Chai Mezzanine Loan") with an affiliate of Chai Facilities Acquisition Company, LLC (the “Borrower”), the indirect owner of twelve skilled nursing facilities having 1,689 licensed beds in seven states (the "Chai Portfolio"). The Chai Mezzanine Loan has a two-year term and bears interest at a fixed rate of 12.0% per annum. It is secured by the Borrower's equity interests in the entities that own the Chai Portfolio. In addition, we have an option to purchase up to $50.0 million of properties within the Chai Portfolio. Should we exercise our option to purchase any properties in the Chai Portfolio, we would expect to enter into a new 15 year master lease with two five-year renewal options at an initial cash yield of 9.5% with annual rent increases equal to the greater of the change in the Consumer Price Index and 3.0%. The Chai Mezzanine Loan was funded with available cash.
Greenfield of Woodstock
On June 28, 2013, we purchased a 32-unit assisted living facility located in Woodstock, Virginia for $6.2 million. Concurrently with the purchase, we entered into a triple-net lease agreement with affiliates of Greenfield Senior Living, Inc. The lease has an initial term of 15 years with two ten-year renewal options and provides for annual rent escalators of 3.0%, resulting in annual lease revenues determined in accordance with GAAP of $0.6 million and an initial yield on cash rent of 7.75%. The purchase price was funded with available cash.
Issuance of 2023 Notes
On May 23, 2013, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), completed an underwritten public offering of $200 million aggregate principal amount of 5.375% senior unsecured notes (the “2023 Notes”) pursuant to an indenture, dated May 23, 2013 (the “2023 Notes Indenture”). The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.9 million after deducting commissions and expenses. The 2023 Notes mature on June 1, 2023 assuming they are not redeemed by us prior to that time in accordance with the terms of the 2023 Notes Indenture. See “Liquidity and Capital Resources—Loan Agreements.”
Partial Redemption of 2018 Notes
On June 24, 2013, pursuant to the terms of the indenture (the “2018 Notes Indenture”) governing the Issuers' 8.125% senior unsecured notes (the “2018 Notes”), the Issuers redeemed $113.8 million in aggregate principal amount of the outstanding 2018 Notes, representing 35% of the aggregate principal amount of the 2018 Notes outstanding. The 2018 Notes were redeemed at a redemption price of 108.125% of the principal amount redeemed, plus accrued and unpaid interest up to the redemption date. The redemption resulted in approximately $9.8 million of redemption related costs and write-offs, including $9.3 million in payments made to noteholders for early redemption and $0.5 million of write-offs associated with unamortized deferred financing and premium costs.
Mortgage Debt Repayment
On April 11, 2013, the Company used available cash to repay in full a $7.3 million mortgage note that accrued interest at 9.43% per annum.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2012 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2013.
Results of Operations
As of June 30, 2013, our investment portfolio included 120 real estate properties held for investment, four investments in loans receivable and two preferred equity investments. As of June 30, 2012, our investment portfolio included 103 real estate properties and two investments in loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2013 and 2012 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three and six months ended June 30, 2013 and 2012 are not directly comparable due to the increase in acquisitions made subsequent to the beginning of the respective comparable period in the preceding year..

Comparison of results of operations for the three months ended June 30, 2013 versus the three months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2013	2012
Revenues:
Rental income	$31,518	$24,820	$6,698	27%	$4,201	$2,497
Interest and other income	757	297	460	155%	719	(259)
Expenses:
Depreciation and amortization	8,222	7,557	665	9%	1,074	(409)
Interest	10,143	7,898	2,245	28%	—	2,245
General and administrative	3,422	3,489	(67)	(2)%	(186)	119
Other income (expense):
Loss on extinguishment of debt	9,750	250	9,500	3,800%	—	9,500
Other expense	1,400	—	1,400	100%	—	1,400
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of investments made on or after April 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 that is not a direct result of investments made after April 1, 2012.

Rental Income
During the three months ended June 30, 2013, we recognized $31.5 million of rental income compared to $24.8 million for the three months ended June 30, 2012. The $6.7 million increase in rental income is due to an increase of $4.2 million from properties acquired on or after April 1, 2012 and an increase of $2.5 million primarily due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments during the three months ended June 30, 2012. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%.  Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended June 30, 2013, we recognized $0.8 million of interest and other income, which consisted primarily of interest income earned on our four loans receivable investments and preferred dividends on our two preferred equity investments. During the three months ended June 30, 2012, we recognized $0.3 million of interest income, which consisted primarily of interest income earned on two loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan.
Depreciation and Amortization
During the three months ended June 30, 2013, we incurred $8.2 million of depreciation and amortization expense compared to $7.6 million for the three months ended June 30, 2012. The $0.6 million net increase in depreciation and amortization was primarily due to an increase of $1.1 million from properties acquired on or after April 1, 2012, partially offset by a decrease of $0.4 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2013, we incurred $10.1 million of interest expense compared to $7.9 million for the three months ended June 30, 2012. The $2.2 million net increase is primarily related to (i) a $1.8 million net increase in interest expense, amortization of deferred financing costs and premium related to the July 2012 issuance of $100.0 million aggregate principal amount of 2018 Notes and (ii) a $1.2 million increase in interest expense and amortization of deferred financing related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes. Included in the $1.8 million increase in interest expense on the 2018 Notes is $0.8 million of interest incurred from May 23, 2013 (the date 2023 Notes were issued) to June 24, 2013 (the date that $113.8 million in aggregate principal amount of the outstanding

2018 Notes were redeemed) related to the $113.8 million of redeemed 2018 Notes. These increases were offset by a decrease in interest expense and amortization of deferred financing costs of $0.8 million primarily due to the decreased interest rates on the refinanced mortgage notes and the 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended June 30, 2013, general and administrative expenses were $3.4 million compared to $3.5 million during the three months ended June 30, 2012. The $0.1 million net decrease is primarily related to a $0.2 million decrease in acquisition pursuit costs from $0.4 million during the three months ended June 30, 2012 to $0.2 million during the three months ended June 30, 2013, offset by a $0.1 million net increase in payroll expenses due in part to increased staffing and also includes a $0.1 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $1.6 million during the three months ended June 30, 2012 to $1.5 million during the three months ended June 30, 2013, is primarily related to annual bonuses paid to our management team. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The decrease in stock-based compensation as a result of the annual bonuses to be received in stock is due to the decrease in our stock price during the three months ended June 30, 2013 (a decrease of $2.90 per share) compared to the three months ended June 30, 2012 (an increase of $0.67 per share). We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the three months ended June 30, 2013, we recognized $9.8 million of loss on debt extinguishment related to the write-offs of deferred financing costs and issuance premium and the redemption fee paid in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes.
Other Income (Expense)
During the three months ended June 30, 2013, we recognized $1.4 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 9, “Real Estate Investments,” in the Notes to Condensed Consolidated Financial Statements. This contingent consideration payment, estimated at $2.2 million, is expected to be paid in the third quarter of 2013 and will result in additional rental income from the time of payment through the term of the related lease starting at an initial cash yield of 8.0%, increasing over time through annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%.
Comparison of results of operations for the six months ended June 30, 2013 versus the six months ended June 30, 2012 (dollars in thousands):

	Six Months Ended June 30,		Increase	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2013	2012
Revenues:
Rental income	$62,993	$48,483	$14,510	30%	$9,550	$4,960
Interest and other income	1,304	361	943	261%	891	52
Expenses:
Depreciation and amortization	16,468	14,860	1,608	11%	2,413	(805)
Interest	20,145	15,596	4,549	29%	—	4,549
General and administrative	8,139	7,810	329	4%	(516)	845
Other income (expense):
Loss on extinguishment of debt	9,750	250	9,500	3,800%	—	9,500
Other expense	900	—	900	100%	—	900
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of properties and other real estate-related assets acquired after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 that is not a direct result of acquisitions or originations after January 1, 2012.

Rental Income
During the six months ended June 30, 2013, we recognized $63.0 million of rental income compared to $48.5 million for the six months ended June 30, 2012. The $14.5 million increase in rental income is due to an increase of $9.6 million from properties acquired after January 1, 2012 and an increase of $5.0 million primarily due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments during the six months ended June 30, 2012. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the six months ended June 30, 2013, we recognized $1.3 million of interest and other income, which consisted primarily of interest income earned on our four loans receivable investments and preferred dividend on our two preferred equity investments. During the six months ended June 30, 2012, we recognized $0.4 million of interest income, which consisted mostly of interest income earned on two loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan.
Depreciation and Amortization
During the six months ended June 30, 2013, we incurred $16.5 million of depreciation and amortization expense compared to $14.9 million for the six months ended June 30, 2012. The $1.6 million net increase in depreciation and amortization was primarily due to an increase of $2.4 million from properties acquired after January 1, 2012, partially offset by a decrease of $0.8 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2013, we incurred $20.1 million of interest expense compared to $15.6 million for the six months ended June 30, 2012. The $4.5 million net increase is primarily related to (i) a $3.7 million net increase in interest expense, amortization of deferred financing costs and premium related to the July 2012 issuance of the $100.0 million aggregate principal amount of 2018 Notes, (ii) $0.8 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding (which we repaid during the six months ended June 30, 2013) and increase in capacity under our Prior Revolving Credit Facility from $100.0 million to $230.0 million and (iii) a $1.2 million increase in interest expense and amortization of deferred financing related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes. Included in the $3.7 million increase in interest expense on the 2018 Notes is $0.8 million of interest incurred from May 23, 2013 (the date 2023 Notes were issued) to June 24, 2013 (the date that $113.8 million in aggregate principal amount of the outstanding 2018 Notes were redeemed) related to the $113.8 million of redeemed 2018 Notes. These increases were offset by a decrease in interest expense and amortization of deferred financing costs of $1.2 million primarily due to the decreased interest rates on the refinanced mortgage notes and the 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the six months ended June 30, 2013, general and administrative expenses were $8.1 million compared to $7.8 million during the six months ended June 30, 2012. The $0.3 million net increase is primarily related to a $0.8 million increase in payroll expenses due in part to increased staffing and also includes a $0.1 million increase in stock-based compensation, offset by a $0.5 million decrease in acquisition pursuit costs, from $0.9 million during the six months ended June 30, 2012 to $0.4 million during the six months ended June 30, 2013. The increase in stock-based compensation expense, from $3.8 million during the six months ended June 30, 2012 to $3.9 million during the six months ended June 30, 2013, is primarily related to 2012 annual bonuses paid during the six months ended June 30, 2013. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

Loss on Extinguishment of Debt
During the six months ended June 30, 2013, we recognized $9.8 million of loss on debt extinguishment related to the write-offs of deferred financing costs and issuance premium and the redemption fee paid in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes.
Other Income (Expense)
During the six months ended June 30, 2013, we recognized $0.9 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 9, “Real Estate Investments,” in the Notes to Condensed Consolidated Financial Statements. This contingent consideration payment, estimated at $2.2 million, is expected to be paid in the third quarter of 2013 and will result in additional rental income from the time of payment through the term of the related lease starting at an initial cash yield of 8.0%, increasing over time through annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%.
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

The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2013 and 2012, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to common stockholders	$(3,185)	$5,923	$6,068	$10,328
Depreciation and amortization of real estate assets	8,222	7,557	16,468	14,860

FFO	5,037	13,480	22,536	25,188

Acquisition pursuit costs	229	381	426	872
Stock-based compensation expense	1,459	1,639	3,933	3,842
Straight-line rental income adjustments	(3,617)	(721)	(7,300)	(1,690)
Amortization of deferred financing costs	823	631	1,589	1,197
Amortization of debt premiums	(202)	(4)	(401)	(8)
Change in fair value of contingent consideration	1,400	—	900	—
Non-cash portion of loss on extinguishment of debt	508	250	508	250
Non-cash interest income adjustments	7	9	12	9

AFFO	$5,644	$15,665	$22,203	$29,660

FFO per diluted common share	$0.13	$0.36	$0.60	$0.68

AFFO per diluted common share	$0.15	$0.42	$0.58	$0.79

Weighted average number of common shares outstanding, diluted:
FFO	37,834,496	37,191,687	37,789,804	37,119,005

AFFO	38,190,891	37,538,337	38,125,087	37,472,281

Set forth below is additional information related to certain other items included in net (loss) income attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net (Loss) Income:

•
During the three and six months ended June 30, 2013, we incurred $9.8 million of debt extinguishment loss which consisted of $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. This entire amount of the loss on extinguishment of debt is included in FFO for the three and six months ended June 30, 2013 and the $9.3 million early redemption premium is included in AFFO for the three and six months ended June 30, 2013.

•
During the three and six months ended June 30, 2013, we incurred $1.4 million and $0.9 million, respectively, of other expense, as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 9, “Real Estate Investments,” in the Notes to Condensed Consolidated Financial Statements. This entire amount is included in FFO for the three and six months ended June 30, 2013.

Liquidity and Capital Resources
As of June 30, 2013, we had approximately $286.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $92.8 million and available borrowings under our Prior Revolving Credit Facility of $194.0 million. Subsequent to June 30, 2013, the Operating Partnership entered into an amended and restated Revolving Credit Facility, which has a borrowing capacity of $375.0 million, of which $286.5 million was available for borrowing as of July 29, 2013.
On May 23, 2013, we completed an underwritten public offering of $200 million aggregate principal amount of 2023 Notes, providing net proceeds of approximately $194.9 million after deducting commissions and expenses.
On June 24, 2013, pursuant to the terms of the 2018 Notes Indenture, the Issuers redeemed $113.8 million in aggregate principal amount of the outstanding 2018 Notes, representing 35% of the aggregate principal amount of the 2018 Notes outstanding. The 2018 Notes were redeemed at a redemption price of 108.125% of the principal amount redeemed, plus accrued and unpaid interest up to the redemption date. The redemption resulted in approximately $9.8 million of redemption related costs and write-offs, including $9.3 million in payments made to noteholders for early redemption and $0.5 million of write-offs associated with unamortized deferred financing and premium costs.
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission equal to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement. We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given that we will sell any shares under the Sales Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place. As of June 30, 2013, no ATM Shares have been sold under the ATM Program.
In addition, we have filed a shelf registration statement with the SEC that expires in May 2016, which will allow us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
We believe that our available cash, operating cash flows and borrowings available to us under the Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our senior notes, mortgage indebtedness on our properties, and dividend requirements for the next twelve months.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility, future borrowings or the proceeds from issuances of common stock, preferred stock, debt or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
As of June 30, 2013, we had $411.3 million of indebtedness with respect to our 2018 Notes and 2023 Notes (collectively, the “Senior Notes”) and aggregate mortgage indebtedness to third parties of approximately $143.1 million on certain of our properties. In addition, as of June 30, 2013, we had no amounts outstanding under our Prior Revolving Credit Facility with borrowing capacity of $230.0 million and $194.0 million available for borrowing. Subsequent to June 30, 2013, the Operating Partnership entered into an amended and restated Revolving Credit Facility, which has a borrowing capacity of $375.0 million, of which $286.5 million was available for borrowing as of July 29, 2013.
Although we are subject to restrictions on our ability to incur indebtedness under the 2018 Notes Indenture and 2023 Notes Indenture (collectively, the “Senior Notes Indentures”) governing the Senior Notes and under the terms of the Revolving Credit Facility, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that in the future we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.
Cash Flows from Operating Activities
Net cash provided by operating activities was $23.0 million and $24.1 million for the six months ended June 30, 2013 and 2012, respectively. Operating cash flows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis and rental payments from our other tenants. Operating cash outflows consisted primarily of interest payments on our outstanding debt and payment of general and administrative expenses. Operating cash outflow also includes $9.3 million in payments made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the six months ended June 30, 2013, net cash used in investing activities was $34.6 million and consisted of $25.2 million used to originate two loans receivable, $5.1 million used for two preferred equity investments, $6.2 million for the acquisition of one senior housing facility and $0.2 million used for tenant improvements, partially offset by $2.2 million net proceeds from the sale of one real estate asset. During the six months ended June 30, 2012, net cash used in investing activities was $77.5 million and consisted of $55.6 million used in the acquisition of the six skilled nursing facilities and $21.2 million used to originate two loans receivable. We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the six months ended June 30, 2013, net cash provided by financing activities was $87.3 million and consisted of $138.3 million from the issuance of preferred stock and $200.0 million in proceeds from the June 2013 offering of $200.0 million aggregate principal amount of 2023 Notes, offset by the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes, the $92.5 million repayment of the balance then outstanding under our Prior Revolving Credit Facility, $2.9 million in net payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program, $27.4 million of dividends paid to stockholders, $9.2 million of principal repayments of mortgage notes payable and $5.4 million of payments for deferred financing costs primarily related to the issuance of the 2023 Notes. During the six months ended June 30, 2012, net cash provided by financing activities was $14.2 million and consisted of $42.5 million in proceeds from our Prior Revolving Credit Facility, $21.9 million in proceeds from mortgage notes payable and $0.1 million in net proceeds related to the issuance of common stock, offset by $24.5 million of dividends paid to common stockholders, $22.5 million of principal repayments of mortgage notes payable and $3.4 million of payments for deferred financing costs primarily related to the entry into the Prior Revolving Credit Facility and the refinance of certain of our mortgage notes.
Loan Agreements
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 2023 Notes. The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.9 million after deducting commissions and expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
The 2023 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after June 1, 2018, at the redemption prices set forth in the 2023 Notes Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to June 1, 2018, the Issuers may redeem all or a portion of the 2023 Notes at a redemption price equal to 100% of the principal amount of the 2023 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to June 1, 2016, the Issuers may redeem up to 35% of the principal amount of the 2023 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 105.375% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the 2023 Notes are not redeemed, the 2023 Notes mature on June 1, 2023.
2018 Notes. On October 27, 2010, the Issuers issued $225.0 million aggregate principal amount of 2018 Notes resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting commissions and expenses. The 2018 Notes accrue interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 2018 Notes, which are treated as a single class with the existing 2018 Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. We used a portion of the proceeds from this offering to repay the borrowings outstanding under the Prior Revolving Credit Facility. On November 14, 2012, the Issuers completed an exchange offer to exchange the $100.0 million aggregate principal amount of Senior Notes that were issued in July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended.
On June 24, 2013, pursuant to the terms of the 2018 Notes Indenture, the Issuers redeemed $113.8 million in aggregate principal amount of the outstanding 2018 Notes, representing 35% of the aggregate principal amount of the 2018 Notes outstanding. The 2018 Notes were redeemed at a redemption price of 108.125% of the principal amount redeemed, plus accrued and unpaid interest up to the redemption date. The redemption resulted in a $9.8 million loss on extinguishment of debt, including $9.3 million in payments made to noteholders for early redemption and $0.5 million of write-offs associated with unamortized deferred financing costs and issuance premium.
The 2018 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after November 1, 2014, at the redemption prices set forth in the 2018 Notes Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to November 1, 2014, the Issuers may redeem all or a portion of the 2018 Notes at a redemption price equal to 100% of the principal amount of the 2018 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2018 Notes are not redeemed, the 2018 Notes mature on November 1, 2018.
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 10, “Summarized Condensed Consolidating Information,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The Senior Notes Indentures contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of June 30, 2013, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into the Prior Revolving Credit Facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). On February 10, 2012, the Borrowers amended the Prior Revolving Credit Facility to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allowed the Borrowers to increase borrowing availability under the Prior Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million. The Prior Revolving Credit Facility was secured by, among other things, a first priority lien against certain of the properties owned by certain of our subsidiaries. Borrowing availability under the Prior Revolving Credit Facility was subject to a borrowing base calculation based on, among other factors, the lesser of (i) the mortgageability cash flow (as such term is defined in the Prior Revolving Credit Facility) or (ii) the appraised value, in each case of the properties securing the Prior Revolving Credit Facility. As of June 30, 2013, there were no amounts outstanding under the Prior Revolving Credit Facility and $194.0 million available for borrowing.
Borrowings under the Prior Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Borrowers' option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings varied based on the Consolidated Leverage Ratio, as defined in the Prior Revolving Credit Facility, and ranged from 3.00% to 4.00% per annum for LIBOR based borrowings and 2.00% to 3.00% per annum for borrowings at the Base Rate. As of June 30, 2013, the interest rate on the Prior Revolving Credit Facility was 3.69%. In addition, the Borrowers were required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Prior Revolving Credit Facility. During the six months ended June 30, 2013, we incurred $0.8 million in interest expense on amounts outstanding under the Prior Revolving Credit Facility. We did not incur any interest expense during the three months ended June 30, 2013. During the three and six months ended June 30, 2013, we incurred $0.3 million and $0.5 million, respectively, of unused facility fees.
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (which we refer to as the Revolving Credit Facility). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility was secured by mortgages on certain of our real estate assets, the Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets.  This feature provides us with increased flexibility to increase the available borrowings under the Revolving Credit Facility.
Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the Revolving Credit Facility). As of July 29, 2013,

$286.5 million was available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the Base Rate). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility.
The obligations of the Operating Partnership under the Revolving Credit Facility are, and the obligations of the Borrowers under the Prior Revolving Credit Facility were, guaranteed by us and certain of our subsidiaries.
The Revolving Credit Facility contains, and the Prior Revolving Credit Facility contained, customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires us, through the Operating Partnership--and the Prior Revolving Credit Facility required us, through the Borrowers--to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2013, we were in compliance with all applicable financial covenants under the Prior Revolving Credit Facility.
Mortgage Indebtedness
Of our 120 properties, 24 are subject to mortgage indebtedness to third parties that, as of June 30, 2013, totaled approximately $143.1 million. As of June 30, 2013 and December 31, 2012, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2013	Book Value as of December 31, 2012	Weighted Average Effective Interest Rate at June 30, 2013	Maturity Date
Fixed Rate	$85,818	$94,373	4.01%	August 2015 - June 2047
Variable Rate(1)	57,311	57,949	5.00%	August 2015
	$143,129	$152,322	4.40%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
Capital Expenditures
There were no capital expenditures for the six months ended June 30, 2013 and 2012. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $27.4 million on our common and preferred stock during the six months ended June 30, 2013. On July 31, 2013, our board of directors declared a quarterly cash dividend of $0.34 per share of common stock. The dividend will be paid on August 30, 2013 to stockholders of record as of August 15, 2013. Also on July 31, 2013, our board of directors declared the a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 30, 2013 to preferred stockholders of record as of the close of business on August 15, 2013.

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

Genesis
Effective December 1, 2012, Sun was acquired by Genesis, becoming a wholly owned subsidiary of Genesis. In connection with this transaction, we obtained a parent guaranty from Genesis to replace the then-existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. As of June 30, 2013, 81 of our 120 real estate properties held for investment were leased to subsidiaries of Genesis. During the six months ended June 30, 2013 and 2012, 63% and 72%, respectively, of our total revenues were derived from these leases. Prior to December 1, 2012, Sun was subject to the reporting requirements of the SEC and was required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Genesis is not an SEC registrant and is not subject to SEC reporting requirements. As of June 30, 2013, Genesis and its subsidiaries, operated or managed 378 skilled nursing centers, 34 assisted or independent living centers and 6 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to approximately 1,500 affiliated and non-affiliated centers in 44 states. During the three and six months ended June 30, 2013, Genesis’s net revenues were $1.2 billion and $2.4 billion, respectively, and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $159.6 million and $303.4 million, respectively. During the three and six months ended June 30, 2012, Genesis’s net revenues were $0.7 billion and $1.5 billion, respectively, and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $85.7 million and $167.0 million, respectively. As of June 30, 2013 and December 31, 2012, Genesis's long-term debt, net of cash, totaled $481.6 million and $407.8 million, respectively. As of June 30, 2013 and December 31, 2012, Genesis had liquidity of approximately $120.8 million and $132.8 million, respectively, consisting of unrestricted cash and cash equivalents and available borrowings under its revolving credit facility.
We have presented below unaudited summary financial information for Genesis as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. As described above, Genesis has provided a parent guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. The summary financial information presented below has been provided by Genesis, is unaudited and has not been independently verified by us. We have no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited) (in thousands)
Statements of Operations:
Revenues	$1,188,274	$725,832	$2,376,043	$1,450,091
Operating expenses (including building expenses)	1,062,559	650,553	2,141,823	1,301,897
Net loss	(30,673)	(46,060)	(78,776)	(89,626)

	June 30, 2013	December 31, 2012
	(unaudited) (in thousands)
Balance Sheets:
Cash and cash equivalents	$54,485	$50,218
Total current assets	936,614	876,012
Total current liabilities	596,358	640,255
Long-term debt, excluding current portion	518,269	446,302
Capital lease obligations, excluding current portion	969,654	1,024,340
Financing obligation	2,781,396	2,668,793

Other than our significant tenant concentrations, management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 120 real estate properties held for investment as of June 30, 2013 is diversified by location across 27 states. The properties in any one state did not account for more than 13% of the Company’s total rental revenue during the three and six months ended June 30, 2013 and 14% during the three and six months ended June 30, 2012.
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
On July 31, 2013, CMS released final fiscal year 2014 Medicare rates for skilled nursing facilities providing a net increase of 1.3% over fiscal year 2013 payments (comprised of a market basket increase of 2.3% less 0.5% for a forecast error correction and less the productivity adjustment of 0.5%).

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that, as of June 30, 2013, totaled $143.1 million. The following table is presented as of June 30, 2013 (in thousands):

		July 1 through		Year Ended December 31,
	Total	December 31, 2013	2014	2015	2016	2017	After 2017
Mortgage indebtedness(1)	$174,623	$4,978	$9,959	$90,551	$2,899	$2,899	$63,337
Senior Notes(2)	613,152	13,957	27,914	27,914	27,914	27,914	487,539
Contingent consideration	2,100	2,100	—	—	—	—	—
Operating lease	232	46	95	91	—	—	—
Total	$790,107	$21,081	$37,968	$118,556	$30,813	$30,813	$550,876

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $31.5 million, of which $6.1 million is attributable to variable interest rates determined using the weighted average method.

(2)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $201.9 million.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2013, this indebtedness included $411.3 million aggregate principal amount of Senior Notes outstanding and $143.1 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. As of June 30, 2013, we had $57.3 million of outstanding variable rate indebtedness. In addition, as of June 30, 2013, we had $194.0 million available for borrowing under our Prior Revolving Credit Facility. Subsequent to June 30, 2013, we entered into an amended and restated Revolving Credit Facility, under which $286.5 million was available for borrowing as of July 29, 2013. From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of June 30, 2013, interest expense would increase $0.1 million for the twelve months following June 30, 2013. As of June 30, 2013, the index underlying our variable rate mortgages was below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2
Indenture, dated as of May 23, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 23, 2013).

4.3
First Supplemental Indenture, dated May 23, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo National Bank Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 23, 2013).

4.4	Form of 5.375% senior note due 2023 (included in Exhibit 4.3).

10.1+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, amended and restated as of June 19, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 20, 2013).

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

SABRA HEALTH CARE REIT, INC.

Date: August 5, 2013	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2013	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)