Form 10-Q
period 2013-09-30
Sabra Health Care REIT, Inc.
filed 2013-11-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 37,881,943 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $153,792 and $129,479 as of September 30, 2013 and December 31, 2012, respectively	$809,271	$827,135
Loans receivable and other investments, net	46,123	12,017
Cash and cash equivalents	96,641	17,101
Restricted cash	6,809	4,589
Deferred tax assets	24,212	24,212
Assets held for sale, net	—	2,215
Prepaid expenses, deferred financing costs and other assets	44,194	29,613
Total assets	$1,027,250	$916,882

Liabilities and stockholders’ equity
Mortgage notes	$142,241	$152,322
Secured revolving credit facility	—	92,500
Senior unsecured notes	414,538	330,666
Accounts payable and accrued liabilities	23,069	11,694
Tax liability	24,212	24,212
Total liabilities	604,060	611,394

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 and zero shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	58	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,333,943 and 37,099,209 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	373	371
Additional paid-in capital	494,802	353,861
Cumulative distributions in excess of net income	(72,043)	(48,744)
Total stockholders’ equity	423,190	305,488
Total liabilities and stockholders’ equity	$1,027,250	$916,882
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$31,699	$25,420	$94,692	$73,903
Interest and other income	1,227	618	2,531	979

Total revenues	32,926	26,038	97,223	74,882

Expenses:
Depreciation and amortization	8,258	7,496	24,726	22,356
Interest	9,739	9,085	29,884	24,681
General and administrative	3,057	3,778	11,196	11,588

Total expenses	21,054	20,359	65,806	58,625

Other income (expense):
Loss on extinguishment of debt	(351)	(453)	(10,101)	(703)
Other income (expense)	300	—	(600)	—

Total other income (expense)	(51)	(453)	(10,701)	(703)

Net income	11,821	5,226	20,716	15,554

Preferred stock dividends	(2,579)	—	(5,406)	—

Net income attributable to common stockholders	$9,242	$5,226	$15,310	$15,554

Net income attributable to common stockholders, per:

Basic common share	$0.25	$0.14	$0.41	$0.42

Diluted common share	$0.24	$0.14	$0.41	$0.42

Weighted-average number of common shares outstanding, basic	37,358,334	37,178,162	37,334,120	37,121,384

Weighted-average number of common shares outstanding, diluted	37,828,573	37,465,114	37,777,458	37,276,013

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2011	—	$—	36,891,712	$369	$344,995	$(18,791)	$326,573
Net income	—	—	—	—	—	15,554	15,554
Amortization of stock-based compensation	—	—	—	—	5,969	—	5,969
Common stock issuance	—	—	159,530	2	142	—	144
Common dividends ($0.99 per share)	—	—	—	—	—	(36,921)	(36,921)
Balance, September 30, 2012	—	$—	37,051,242	$371	$351,106	$(40,158)	$311,319

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$305,488
Net income	—	—	—	—	—	20,716	20,716
Amortization of stock-based compensation	—	—	—	—	5,693	—	5,693
Preferred stock issuance	5,750,000	58	—	—	138,199	—	138,257
Common stock issuance	—	—	234,734	2	(2,951)	—	(2,949)
Preferred dividends	—	—	—	—	—	(5,406)	(5,406)
Common dividends ($1.02 per share)	—	—	—	—	—	(38,609)	(38,609)
Balance, September 30, 2013	5,750,000	$58	37,333,943	$373	$494,802	$(72,043)	$423,190

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,716	$15,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,726	22,356
Non-cash interest income adjustments	29	18
Amortization of deferred financing costs	2,395	1,917
Stock-based compensation expense	5,209	5,749
Amortization of premium	(535)	(151)
Loss on extinguishment of debt	858	703
Straight-line rental income adjustments	(10,836)	(2,857)
Change in fair value of contingent consideration	600	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,494)	116
Accounts payable and accrued liabilities	10,413	7,211
Restricted cash	(2,870)	(2,714)

Net cash provided by operating activities	49,211	47,902

Cash flows from investing activities:
Acquisitions of real estate	(6,175)	(98,050)
Origination of loans receivable	(26,393)	(22,111)
Preferred equity investment	(6,624)	—
Additions to real estate	(388)	(1,039)
Net proceeds from the sale of real estate	2,208	—

Net cash used in investing activities	(37,372)	(121,200)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	200,000	106,000
Principal payments on senior unsecured notes	(113,750)	—
Proceeds from secured revolving credit facility	—	42,500
Payments on secured revolving credit facility	(92,500)	(42,500)
Proceeds from mortgage notes	—	35,829
Principal payments on mortgage notes	(10,081)	(36,701)
Payments of deferred financing costs	(8,598)	(7,045)
Issuance of preferred stock	138,257	—
Issuance of common stock	(2,950)	144
Dividends paid on common and preferred stock	(42,677)	(36,702)

Net cash provided by financing activities	67,701	61,525

Net increase (decrease) in cash and cash equivalents	79,540	(11,773)
Cash and cash equivalents, beginning of period	17,101	42,250

Cash and cash equivalents, end of period	$96,641	$30,477

Supplemental disclosure of cash flow information:
Interest paid	$21,937	$17,116

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of September 30, 2013, Sabra’s portfolio included 120 real estate properties held for investment and leased to operators/tenants under triple-net lease agreements (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) one acute care hospital), six debt investments (consisting of (i) two mortgage loans, (ii) one mezzanine loan, (iii) two pre-development loans, and (iv) one construction mortgage loan) and two preferred equity investments.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. At September 30, 2013, the Company did not have any consolidated VIEs.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

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

3.RECENT REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2013, the Company acquired one senior housing facility for a total purchase price of $6.2 million. The purchase price was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Purchase Price
$597	$5,465	$93	$20	$6,175
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 15 years and 25 years, respectively.
For each of the three and nine months ended September 30, 2013, the Company recognized rental income of $0.2 million from this property.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,897	$(136,001)	$610,896
Senior Housing	23	1,518	154,272	(13,265)	141,007
Acute Care Hospital	1	70	61,640	(4,386)	57,254
	120	12,414	962,809	(153,652)	809,157
Corporate Level			254	(140)	114
			$963,063	$(153,792)	$809,271

As of December 31, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,510	$(116,426)	$630,084
Senior Housing	22	1,486	148,210	(9,949)	138,261
Acute Care Hospital	1	70	61,640	(3,001)	58,639
	119	12,382	956,360	(129,376)	826,984
Corporate Level			254	(103)	151
			$956,614	$(129,479)	$827,135

	September 30, 2013	December 31, 2012
Building and improvements	$787,939	$782,221
Furniture and equipment	43,944	43,810
Land improvements	4,535	4,535
Land	126,645	126,048
	963,063	956,614
Accumulated depreciation	(153,792)	(129,479)
	$809,271	$827,135

Stoney River Marshfield Earn Out
On December 18, 2012, the Company acquired a 60-bed assisted living facility, located in Marshfield, Wisconsin ("Stoney River Marshfield"), for $8.2 million through a triple-net sale-leaseback transaction with First Phoenix Group, LLC ("First Phoenix"). At the time of purchase, the facility was not completely stabilized and as such the Company and First Phoenix agreed to an earn out arrangement whereby the Company would pay First Phoenix additional consideration at a specific date in the future contingent on the performance of the facility. The Company estimated the contingent consideration liability at $1.3 million at the time of purchase. As of September 30, 2013, based on the performance of the facility the contingent consideration liability is estimated at $1.9 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2013, the Company recorded adjustments to the contingent consideration of $0.3 million and $(0.6) million, respectively, and included these amounts in other income (expense) on the accompanying condensed consolidated statements of income.

Operating Leases
As of September 30, 2013, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years. As of September 30, 2013, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $2.4 million and $1.1 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, 81 of the Company's 120 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of September 30, 2013, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2013 through December 31, 2013	$28,401
2014	115,462
2015	118,219
2016	120,976
2017	123,958
Thereafter	830,014
$1,337,030

5.	LOANS RECEIVABLE AND OTHER INVESTMENTS
Loans Receivable
As of September 30, 2013, the Company’s loans receivable consisted of the following (dollars in thousands):

Loan Type	Number of Loans	Facility Type	Principal Balance as of September 30, 2013	Book Value as of September 30, 2013	Weighted Average Contractual Interest Rate	Weighted Average Annualized Effective Interest Rate	Maturity Date
Mortgage	2	Skilled Nursing / Senior Housing	$24,394	$24,505	8.8%	8.7%	6/30/17 - 1/31/18
Mezzanine	1	Skilled Nursing	12,350	12,424	12.0%	11.5%	12/27/14
Pre-development	2	Senior Housing	1,338	1,362	9.0%	9.0%	8/16/15 - 9/13/16
Construction Mortgage	1	Acute Care Hospital	520	742	7.3%	7.1%	9/30/16

	6		$38,602	$39,033	9.8%	9.6%

Recent Loan Originations
On September 30, 2013, the Company entered into an agreement to provide up to $66.8 million of construction financing to FPMC Fort Worth Realty Partners, LP (“Forest Park - Fort Worth”) for the construction of a 54-bed acute care hospital with 12 operating rooms, a medical office building and associated parking structure located in Fort Worth, Texas (the “Forest Park - Fort Worth Construction Mortgage Loan”). Also on September 30, 2013, the Company funded $0.5 million of this loan with available cash. Construction of the facility is expected to be completed by mid-2014. The Forest Park - Fort Worth Construction Mortgage Loan has a three-year term and bears interest at a fixed rate of 7.25% per annum, with an option to extend the term for a fourth year with a fixed rate increasing to 8% per annum. The Forest Park - Fort Worth Construction Mortgage Loan will be secured by the facility when built and is partially guaranteed by two founding members of the Forest Park Medical Center system. In addition, the Company has an option to purchase the acute care hospital and associated parking structure starting 12 months after the facility receives a certificate of occupancy through and until the maturity date of the loan, subject to certain limited rights of the borrower. The purchase price under the purchase option agreement will be calculated by dividing the contractual rent due under the existing lease for the facility over the twelve months following closing by the greater of (i) 8.75% and (ii) the sum of (x) the then current 10-year Treasury rate and (y) 525 basis points. If the purchase option on the facility is exercised, the Company would expect to assume the existing long-term triple net lease on the facility.
On September 13, 2013, the Company entered into a $0.4 million pre-development loan (the “Marshfield II Pre-Development Loan”) with First Phoenix to fund the acquisition of land and certain other costs associated with the second development project (and third overall investment), a 24-unit memory care facility located in Marshfield, Wisconsin, under the forward purchase program entered into on August 16, 2012 between the Company and First Phoenix (the “First Phoenix Pipeline Agreement”). The First Phoenix Pipeline Agreement provides for the acquisition of, as well as certain interim funding arrangements for, up to ten assisted living and memory care facilities to be identified by First Phoenix and approved by the Company before the end of 2014. Under the First Phoenix Pipeline Agreement, First Phoenix will identify and develop the properties, subsidiaries of the Company will purchase the properties once stabilized and a 50%/50% RIDEA-compliant joint venture partnership between affiliates of the Company and First Phoenix will operate the facilities, subject to certain terms and conditions. A subsidiary of the Company will own 100% of the real estate and lease it to the joint venture partnership under a triple-net lease structure with an initial annual yield on cash rent of 8%. Pursuant to the First Phoenix Pipeline Agreement, the Company would be obligated to purchase a property only after satisfactory completion of customary due diligence and agreed upon closing conditions. The Marshfield II Pre-Development Loan bears interest at a fixed rate of 9.0% per annum. Repayment of the Marshfield II Pre-Development Loan is expected to occur in connection with the acquisition of the stabilized property by the Company, or earlier in certain circumstances. The Marshfield II Pre-Development Loan was funded with available cash.
On June 28, 2013, the Company originated a $12.4 million mezzanine loan (the "Chai Mezzanine Loan") with an affiliate of Chai Facilities Acquisition Company, LLC, the indirect owner of twelve skilled nursing facilities having 1,689 licensed beds in seven states (the "Chai Portfolio"). The Chai Mezzanine Loan has an 18-month term with an option to extend the maturity an additional six months and bears interest at a fixed rate of 12.0% per annum. The Chai Mezzanine Loan is secured by the borrower's equity interests in the entities that own the Chai Portfolio. In addition, the Company has an option to purchase up to $50.0 million of properties within the Chai Portfolio. The option, which commenced three months after the origination date and ends on the maturity date of the Chai Mezzanine Loan, can be exercised on any facility within the portfolio as long as the EBITDAR margin for such facility has reached 15% for at least one month. The purchase price for each facility will be determined by taking the annualized EBITDAR of the facility for the trailing three months prior to option exercise, divided by an EBITDAR coverage ratio of 1.50 and further divided by 9.5%. Should the Company exercise its option to purchase any properties in the Chai Portfolio, the Company would expect to enter into a new 15 year master lease with two five-year renewal options with annual rent increases equal to the greater of the change in the Consumer Price Index and 3.0%. The Chai Mezzanine Loan was funded with available cash.
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
Other Investments
On March 5, 2013, the Company entered into an agreement to provide up to $7.2 million of preferred equity funding to an affiliate of Meridian Realty Advisors, L.P. (“Meridian”) for the construction of a 141-bed skilled nursing facility and a 52-unit memory care facility in Austin, Texas (collectively, the “Bee Cave Preferred Equity Investments”). The Company funded $4.3 million on March 5, 2013 and an additional $2.2 million during the nine months ended September 30, 2013. In addition, the Company received an option to purchase the skilled nursing facility on or after the earlier to occur of the facility achieving and maintaining 90% occupancy for three consecutive months, or 36 months after receiving the certificate of occupancy for the facility. The Company also received an option to purchase the memory care facility that is not expected to be exercised as it is subordinate to a purchase option given to the manager of the memory care facility. In the event the Company were to exercise the purchase option on the skilled nursing facility, the Company would expect to lease the facility to Meridian under a long-term, triple net lease. The Company's preferred equity investment with respect to the skilled nursing facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option, or 18 months after receiving a certificate of occupancy for the facility. The Company's preferred equity investment with respect to the memory care facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option (whether by the manager of the facility or by the Company), or 30 months after receiving a certificate of occupancy for the facility. In the event the applicable purchase option is not exercised, the Company has the right to require Meridian to redeem the Company's investment, including the accrued preferred returns associated with such investment, within 180 days.

6.	DEBT
Mortgage Indebtedness. The Company’s mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2013	Book Value as of December 31, 2012	Weighted Average Effective Interest Rate at September 30, 2013	Maturity Date
Fixed Rate	$85,247	$94,373	4.01%	August 2015 - June 2047
Variable Rate(1)	56,994	57,949	5.00%	August 2015
	$142,241	$152,322	4.41%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
5.375% Notes Due 2023. On May 23, 2013, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten public offering of $200.0 million aggregate principal amount of 5.375% senior unsecured notes (the “2023 Notes”). The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.6 million after deducting commissions and expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
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
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 2018 Notes, which are treated as a single class with the existing 2018 Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. The Company used a portion of the proceeds from this offering to repay the borrowings outstanding under the Prior Revolving Credit Facility (defined below). Pursuant to exchange offers completed on March 14, 2011 and on November 14, 2012, respectively, the Issuers exchanged $225.0 million and $100.0 million aggregate principal amount of 2018 Notes that were issued in October 2010 and July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended.
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
The 2018 Notes Indenture and 2023 Notes Indenture (collectively, the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of September 30, 2013, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.

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

On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility was secured by mortgages on certain of the Company's real estate assets, the Revolving Credit Facility is secured by pledges of equity by the Company's wholly-owned subsidiaries that own certain of the Company's real estate assets. This feature provides the Company with increased flexibility to increase the available borrowings under the Revolving Credit Facility. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the Revolving Credit Facility). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. As of September 30, 2013, there were no amounts outstanding under the Company’s Revolving Credit Facility and $286.5 million was available for borrowing. Subsequent to September 30, 2013, the Company borrowed $131.0 million on the Revolving Credit Facility to fund a portion of investments as discussed in Note 12, “Subsequent Events.”
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. As of September 30, 2013, the interest rate on the Revolving Credit Facility was 3.18%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the nine months ended September 30, 2013, the Company incurred $0.8 million in interest expense on amounts outstanding under the Prior Revolving Credit Facility. The Company did not incur any interest expense during the three months ended September 30, 2013. During the three and nine months ended September 30, 2013, the Company incurred $0.4 million and $0.9 million, respectively, of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2013, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Interest Expense. During the three and nine months ended September 30, 2013, the Company incurred interest expense of $9.7 million and $29.9 million, respectively, and $9.1 million and $24.7 million for the three and nine months ended September 30, 2012, respectively. Interest expense includes deferred financing costs amortization of $0.8 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had $11.5 million and $5.4 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Extinguishment of Debt. During the three and nine months ended September 30, 2013, the Company recognized $0.3 million and $10.1 million, respectively, of debt extinguishment loss due to the redemption premium and write-offs of unamortized deferred financing costs and issuance premium associated with the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and write-offs of unamortized deferred financing costs associated with the Revolving Credit Facility. During the three and nine months ended September 30, 2012, the Company recognized $0.5 million and $0.7 million, respectively, of debt extinguishment loss due to the write-offs of unamortized deferred financing costs associated with mortgage debt refinancing.
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2013 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Total
October 1, 2013 through December 31, 2013	$912	$—	$912
2014	3,739	—	3,739
2015	86,075	—	86,075
2016	1,647	—	1,647
2017	1,688	—	1,688
Thereafter	48,180	411,250	459,430
	$142,241	$411,250	$553,491

(1)	Outstanding principal balance for the senior notes does not include premium of $3.3 million as of September 30, 2013.

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
The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2013			December 31, 2012
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$38,602	$39,033	$40,534	$11,965	$12,017	$12,826
Preferred equity investments	7,004	7,090	7,253	—	—	—
Financial liabilities:
Senior Notes	411,250	414,538	417,066	325,000	330,666	345,313
Mortgage indebtedness	142,241	142,241	130,826	152,322	152,322	152,559
Secured Revolving Credit Facility	—	—	—	92,500	92,500	92,500

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
The Company determined the fair value of financial instruments as of September 30, 2013 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$40,534	$—	$—	$40,534
Preferred equity investments	7,253	—	—	7,253
Financial liabilities:
Senior Notes	417,066	—	417,066	—
Mortgage indebtedness	130,826	—	—	130,826
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
During the nine months ended September 30, 2013, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration	$1,900	$—	$—	$1,900

8.	EQUITY
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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. Holders of shares of the Series A Preferred Stock will generally have no voting rights.  However, if dividends on the Series A Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, holders of shares of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Company’s board of directors until all accrued dividends for past dividend periods with respect to the Series A Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for payment. The holders of Series A Preferred Stock also have voting rights with respect to the Company in certain other circumstances. At September 30, 2013, there were no dividends in arrears.
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
Upon issuance of the Series A Preferred Stock, the Company classified the par value as preferred equity on its condensed consolidated balance sheets with the balance of the liquidation preference, net of any issuance costs, recorded as a reduction to paid-in capital.
Common Stock

The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 7, 2013	February 15, 2013	$0.34	February 28, 2013
May 1, 2013	May 15, 2013	0.34	May 31, 2013
July 31, 2013	August 15, 2013	0.34	August 30, 2013

During the nine months ended September 30, 2013, the Company issued 200,799 shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2012 Bonus Plan pursuant to an election by certain participants to receive the bonus payment in shares of the Company's common stock. During the nine months ended September 30, 2013, the Company issued 33,935 shares of common stock as a result of stock options exercised.
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
No ATM Shares were sold under the ATM Program during the three and nine months ended September 30, 2013.

9.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income attributable to common stockholders	$9,242	$5,226	$15,310	$15,554

Denominator
Basic weighted average common shares	37,358,334	37,178,162	37,334,120	37,121,384
Dilutive stock options and restricted stock units	470,239	286,952	443,338	154,629

Diluted weighted average common shares	37,828,573	37,465,114	37,777,458	37,276,013

Net income attributable to common stockholders, per:

Basic common share	$0.25	$0.14	$0.41	$0.42

Diluted common share	$0.24	$0.14	$0.41	$0.42

Certain of our outstanding restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended September 30, 2013 and 2012, no restricted stock units were considered anti-dilutive. During the nine months ended September 30, 2013, approximately 3,000 restricted stock units were not included because they were anti-dilutive. During the nine months ended September 30, 2012, approximately 5,000 restricted stock units were not included because they were anti-dilutive. During the three and nine months ended September 30, 2012, approximately 31,000 and 89,000 stock options, respectively, were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the three and nine months ended September 30, 2013.
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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$113	$—	$643,753	$165,405	$—	$809,271
Loans receivable and other investments, net	—	—	46,123	—	—	46,123
Cash and cash equivalents	95,887	—	—	754	—	96,641
Restricted cash	—	—	1,040	5,769	—	6,809
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	576	9,402	29,136	5,080	—	44,194
Intercompany	—	284,428	—	39,707	(324,135)	—
Investment in subsidiaries	382,334	514,017	24,930	—	(921,281)	—
Total assets	$503,122	$807,847	$744,982	$216,715	$(1,245,416)	$1,027,250
Liabilities and stockholders’ equity
Mortgage notes	$—	$—	$—	$142,241	$—	$142,241
Senior unsecured notes	—	414,538	—	—	—	414,538
Accounts payable and accrued liabilities	5,222	10,975	6,060	812	—	23,069
Tax liability	24,212	—	—	—	—	24,212
Intercompany	50,498	—	273,637	—	(324,135)	—
Total liabilities	79,932	425,513	279,697	143,053	(324,135)	604,060
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2013	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 37,333,943 shares issued and outstanding as of September 30, 2013	373	—	—	—	—	373
Additional paid-in capital	494,802	292,296	324,101	49,772	(666,169)	494,802
Cumulative distributions in excess of net income	(72,043)	90,038	141,184	23,890	(255,112)	(72,043)
Total stockholders’ equity	423,190	382,334	465,285	73,662	(921,281)	423,190
Total liabilities and stockholders’ equity	$503,122	$807,847	$744,982	$216,715	$(1,245,416)	$1,027,250

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(dollars in thousands, except per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$151	$—	$655,881	$171,103	$—	$827,135
Loans receivable, net	—	—	12,017	—		12,017
Cash and cash equivalents	15,075	—	—	2,026	—	17,101
Restricted cash	—	—	92	4,497	—	4,589
Deferred tax assets	24,212	—	—	—	—	24,212
Assets held for sale, net	—	—	—	2,215	—	2,215
Prepaid expenses, deferred financing costs and other assets	1,315	7,339	18,133	2,826	—	29,613
Intercompany	—	227,396	—	37,466	(264,862)	—
Investment in subsidiaries	351,632	451,975	23,142	—	(826,749)	—
Total assets	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882
Liabilities and stockholders’ equity
Mortgage notes	$—	$—	$—	$152,322	$—	$152,322
Secured revolving credit facility	—	—	92,500	—		92,500
Senior unsecured notes	—	330,666	—	—	—	330,666
Accounts payable and accrued liabilities	3,281	4,412	3,348	653	—	11,694
Tax liability	24,212	—	—	—	—	24,212
Intercompany	59,404	—	205,458	—	(264,862)	—
Total liabilities	86,897	335,078	301,306	152,975	(264,862)	611,394
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,099,209 shares issued and outstanding as of December 31, 2012	371	—	—	—	—	371
Additional paid-in capital	353,861	292,939	321,666	53,952	(668,557)	353,861
Cumulative distributions in excess of net income	(48,744)	58,693	86,293	13,206	(158,192)	(48,744)
Total stockholders’ equity	305,488	351,632	407,959	67,158	(826,749)	305,488
Total liabilities and stockholders’ equity	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$24,380		$7,319	$—	$31,699
Interest and other income	13		—	1,214		—	—	1,227
Total revenues	13		—	25,594		7,319	—	32,926
Expenses:
Depreciation and amortization	13		—	6,365		1,880	—	8,258
Interest	—		7,147	817		1,775	—	9,739
General and administrative	2,996		—	41		20	—	3,057
Total expenses	3,009		7,147	7,223		3,675	—	21,054

Other income (expense):
Loss on extinguishment of debt	—		—	(351)		—	—	(351)
Other income (expense)	—		—	300		—	—	300

Total other income (expense)	—		—	(51)		—	—	(51)

Income in subsidiary	14,817		21,964	982		—	(37,763)	—

Net income	11,821		14,817	19,302		3,644	(37,763)	11,821

Preferred dividends	(2,579)		—	—		—	—	(2,579)

Net income attributable to common stockholders	$9,242	—	$14,817	$19,302	—	$3,644	$(37,763)	$9,242

Net income attributable to common stockholders, per:
Basic common share								$0.25
Diluted common share								$0.24
Weighted-average number of common shares outstanding, basic								37,358,334
Weighted-average number of common shares outstanding, diluted								37,828,573

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2012
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$18,972	$6,448	$—	$25,420
Interest and other income	7	—	611	—	—	618
Total revenues	7	—	19,583	6,448	—	26,038
Expenses:
Depreciation and amortization	12	—	5,446	2,038	—	7,496
Interest	—	6,162	708	2,215	—	9,085
General and administrative	3,627	—	133	18	—	3,778
Total expenses	3,639	6,162	6,287	4,271	—	20,359

Other income (expense):
Loss on extinguishment of debt	—	—	—	(453)	—	(453)

Total other income (expense)	—	—	—	(453)	—	(453)

Income (loss) in subsidiary	8,858	15,020	(52)	—	(23,826)	—
Net income attributable to common stockholders	$5,226	$8,858	$13,244	$1,724	$(23,826)	$5,226

Net income attributable to common stockholders, per:
Basic common share						$0.14
Diluted common share						$0.14
Weighted-average number of common shares outstanding, basic						37,178,162
Weighted-average number of common shares outstanding, diluted						37,465,114

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$72,733		$21,959	$—	$94,692
Interest and other income	82		—	2,449		—	—	2,531
Total revenues	82		—	75,182		21,959	—	97,223
Expenses:
Depreciation and amortization	38		—	18,983		5,705	—	24,726
Interest	—		21,585	2,797		5,502	—	29,884
General and administrative	10,671		4	453		68	—	11,196
Total expenses	10,709		21,589	22,233		11,275	—	65,806

Other income (expense):
Loss on extinguishment of debt	—		(9,750)	(351)		—	—	(10,101)
Other income (expense)	—		—	(600)		—	—	(600)

Total other income (expense)	—		(9,750)	(951)		—	—	(10,701)

Income in subsidiary	31,343		62,682	2,892		—	(96,917)	—

Net income	20,716		31,343	54,890		10,684	(96,917)	20,716

Preferred dividends	(5,406)		—	—		—	—	(5,406)

Net income attributable to common stockholders	$15,310	—	$31,343	$54,890	—	$10,684	$(96,917)	$15,310

Net income attributable to common stockholders, per:
Basic common share								$0.41
Diluted common share								$0.41
Weighted-average number of common shares outstanding, basic								37,334,120
Weighted-average number of common shares outstanding, diluted								37,777,458

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2012
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$54,558	$19,345	$—	$73,903
Interest and other income	15	—	964	—	—	979
Total revenues	15	—	55,522	19,345	—	74,882
Expenses:
Depreciation and amortization	36	—	16,170	6,150	—	22,356
Interest	—	15,675	1,887	7,119	—	24,681
General and administrative	10,548	2	971	67	—	11,588
Total expenses	10,584	15,677	19,028	13,336	—	58,625

Other income (expense):
Loss on extinguishment of debt	—	—	—	(703)	—	(703)

Total other income (expense)	—	—	—	(703)	—	(703)

Income in subsidiary	26,123	41,800	94	—	(68,017)	—
Net income attributable to common stockholders	$15,554	$26,123	$36,588	$5,306	$(68,017)	$15,554

Net income attributable to common stockholders, per:
Basic common share						$0.42
Diluted common share						$0.42
Weighted-average number of common shares outstanding, basic						37,121,384
Weighted-average number of common shares outstanding, diluted						37,276,013

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Net cash provided by operating activities	$36,878	$—	$—	$12,333		$—	$49,211
Cash flows from investing activities:
Acquisitions of real estate	—	—	(6,175)	—		—	(6,175)
Origination of note receivable	—	—	(26,393)	—		—	(26,393)
Preferred equity investment	—	—	(6,624)	—		—	(6,624)
Additions to real estate	—	—	(388)	—		—	(388)
Net proceeds from the sale of real estate	—	—	—	2,208		—	2,208
Distribution from Subsidiary	3,345	3,345	—	—		(6,690)	—
Intercompany financing	(52,041)	(132,883)	—	—		184,924	—
Net cash (used in) provided by investing activities	(48,696)	(129,538)	(39,580)	2,208		178,234	(37,372)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	200,000	—	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—		—	(113,750)
Payments on secured revolving credit facility	—	—	(92,500)	—		—	(92,500)
Principal payments on mortgage notes	—	—	—	(10,081)		—	(10,081)
Payments of deferred financing costs	—	(5,408)	(3,011)	(179)		—	(8,598)
Issuance of preferred stock	138,257	—	—	—		—	138,257
Issuance of common stock	(2,950)	—	—	—		—	(2,950)
Dividends paid on common and preferred stock	(42,677)	—	—	—		—	(42,677)
Distribution to Parent	—	(3,345)	—	(3,345)		6,690	—
Intercompany financing	—	52,041	135,091	(2,208)		(184,924)	—
Net cash provided by (used in) financing activities	92,630	129,538	39,580	(15,813)		(178,234)	67,701
Net increase (decrease) in cash and cash equivalents	80,812	—	—	(1,272)		—	79,540
Cash and cash equivalents, beginning of period	15,075	—	—	2,026		—	17,101
Cash and cash equivalents, end of period	$95,887	$—	$—	$754		$—	$96,641

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$44,798	$—	$—	$3,104	$—	$47,902
Cash flows from investing activities:
Acquisitions of real estate	—	—	(98,050)	—	—	(98,050)
Origination of note receivable	—	—	(22,111)	—	—	(22,111)
Additions to real estate	(7)	—	(1,032)	—	—	(1,039)
Investment in Subsidiary	(1,759)	(1,759)	—	—	3,518	—
Distribution from Subsidiary	345	345	—	—	(690)	—
Intercompany financing	(20,764)	(123,775)	—	—	144,539	—
Net cash used in investing activities	(22,185)	(125,189)	(121,193)	—	147,367	(121,200)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	106,000	—	—	—	106,000
Proceeds from secured revolving credit facility	—	—	42,500	—	—	42,500
Proceeds from mortgage notes	—	—	—	35,829	—	35,829
Principal payments on secured revolving credit facility	—	—	(42,500)	—	—	(42,500)
Principal payments on mortgage notes	—	—	—	(36,701)	—	(36,701)
Payments of deferred financing costs	—	(2,989)	(2,582)	(1,474)	—	(7,045)
Issuance of common stock	144	—	—	—	—	144
Dividends paid	(36,702)	—	—	—	—	(36,702)
Contribution from Parent	—	1,759	—	1,759	(3,518)	—
Distribution to Parent	—	(345)	—	(345)	690	—
Intercompany financing	—	20,764	123,775	—	(144,539)	—
Net cash (used in) provided by financing activities	(36,558)	125,189	121,193	(932)	(147,367)	61,525
Net (decrease) increase in cash and cash equivalents	(13,945)	—	—	2,172	—	(11,773)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$27,791	$—	$—	$2,686	$—	$30,477

11.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2013.

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
Dividend Declaration
On October 23, 2013, the Company announced that its board of directors declared a quarterly cash dividend of $0.34 per share of common stock. The dividend will be paid on November 29, 2013 to stockholders of record as of the close of business on November 15, 2013.
On October 23, 2013, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 29, 2013 to preferred stockholders of record as of the close of business on November 15, 2013.
Forest Park Medical Center - Frisco
On October 22, 2013, the Company purchased Forest Park Medical Center - Frisco, a 54-bed acute care hospital located in Frisco, Texas for $119.8 million. This acute care hospital contains 30 inpatient rooms, 14 family suites, 10 ICU beds and 12 operating rooms. Approximately $10.5 million of the purchase price is being held in escrow for up to 20 months, the release of which is contingent on the tenant achieving certain performance hurdles. The seller will be paid a fee of $0.5 million per annum during the escrow period. Concurrently with the purchase, the Company assumed the existing long-term triple net lease with Forest Park Medical Center at Frisco, LLC, resulting in annual lease revenues determined in accordance with GAAP of $13.3 million. The obligations under the lease with Forest Park Medical Center - Frisco, LLC are guaranteed by the physician-owners of the tenant. The Forest Park Medical Center - Frisco acquisition was funded with available cash and proceeds from the Company's Revolving Credit Facility.
Forest Park Medical Center - Dallas Mortgage Loan
On October 22, 2013, the Company entered into a $110.0 million mortgage loan secured by Forest Park Medical Center - Dallas, an 84-bed acute care hospital located in Dallas, Texas (the “Forest Park - Dallas Mortgage Loan”). This acute care hospital contains 22 operating rooms and 84 patient rooms. The Forest Park - Dallas Mortgage Loan has a three-year term, bears interest at a fixed rate of 8.0% per annum and cannot be prepaid until the final six months of the loan term. The Forest Park - Dallas Mortgage Loan is secured by the Forest Park Medical Center - Dallas facility. In addition, the Company has an option to purchase the facility securing the Forest Park - Dallas Mortgage Loan for up to $168.0 million. The borrowers under the Forest Park - Dallas Mortgage Loan have the right, if Forest Park Medical Center - Dallas is able to achieve certain EBITDAR coverage levels, to require the Company to purchase the facility for up to $168.0 million. If the purchase option on the facility is exercised, the Company would expect to assume the existing long-term triple net lease on the facility. The Forest Park - Dallas Mortgage Loan origination was funded with available cash and proceeds from the Company's Revolving Credit Facility.

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
As of September 30, 2013, our investment portfolio consisted of 120 real estate properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) one acute care hospital), six debt investments (consisting of (i) two mortgage loans, (ii) one mezzanine loan, (iii) two pre-development loans, and (iv) one construction mortgage loan) and two preferred equity investments. As of September 30, 2013, our real estate properties had a total of 12,414 licensed beds, or units, spread across 27 states. As of September 30, 2013, all of our real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years.
We expect to continue to grow our portfolio primarily through the acquisition of senior housing and memory care facilities and with a secondary focus on acquiring skilled nursing facilities. We have and will continue to opportunistically acquire other types of healthcare real estate (including acute care hospitals) and originate financing secured directly or indirectly by healthcare facilities. We also expect to continue to work with operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing, memory care and skilled nursing assets.
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
Recent Transactions
Forest Park Medical Center - Frisco
On October 22, 2013, we purchased Forest Park Medical Center - Frisco, a 54-bed acute care hospital located in Frisco, Texas for $119.8 million. This acute care hospital contains 30 inpatient rooms, 14 family suites, 10 ICU beds and 12 operating rooms. Approximately $10.5 million of the purchase price is being held in escrow for up to 20 months, the release of which is contingent on the tenant achieving certain performance hurdles. The seller will be paid a fee of $0.5 million per annum during the escrow period. Concurrently with the purchase, we assumed the existing long-term triple net lease with Forest Park Medical Center at Frisco, LLC, resulting in annual lease revenues determined in accordance with GAAP of $13.3 million and an initial yield on cash rent of 8.75%. The obligations under the lease with Forest Park Medical Center - Frisco, LLC are guaranteed by the physician-owners of the tenant. The Forest Park Medical Center - Frisco acquisition was funded with available cash and proceeds from our Revolving Credit Facility.
Forest Park Medical Center - Dallas Mortgage Loan
On October 22, 2013, we entered into a $110.0 million mortgage loan secured by Forest Park Medical Center - Dallas, an 84-bed acute care hospital located in Dallas, Texas (the “Forest Park - Dallas Mortgage Loan”). This acute care hospital contains 22 operating rooms and 84 patient rooms. The Forest Park - Dallas Mortgage Loan has a three-year term, bears interest at a fixed rate of 8.0% per annum and cannot be prepaid until the final six months of the loan term. The Forest Park - Dallas Mortgage Loan is secured by the Forest Park Medical Center - Dallas facility. In addition, we have an option to purchase the facility securing the Forest Park - Dallas Mortgage Loan for up to $168.0 million. The borrowers under the Forest Park - Dallas Mortgage Loan have the right, if Forest Park Medical Center - Dallas is able to achieve certain EBITDAR coverage levels, to require us to purchase the facility for up to $168.0 million. If the purchase option on the facility is exercised, we would expect to assume the existing long-term triple net lease on the facility. The Forest Park - Dallas Mortgage Loan origination was funded with available cash and proceeds from our Revolving Credit Facility.
Forest Park Medical Center - Fort Worth Construction Mortgage Loan
On September 30, 2013, we entered into an agreement to provide up to $66.8 million of construction financing to FPMC Fort Worth Realty Partners, LP (“Forest Park - Fort Worth”) for the construction of a 54-bed acute care hospital with 12 operating rooms, a medical office building and associated parking structure located in Fort Worth, Texas (the “Forest Park - Fort Worth Construction Mortgage Loan”). Also on September 30, 2013, we funded $0.5 million of this loan with available cash. Construction of the facility is expected to be completed by mid-2014. The Forest Park - Fort Worth Construction Mortgage Loan has a three-year term and bears interest at a fixed rate of 7.25% per annum, with an option to extend the term for a fourth year with a fixed rate increasing to 8% per annum. The Forest Park - Fort Worth Construction Mortgage Loan will be secured by the facility when built and is partially guaranteed by two founding members of the Forest Park Medical Center system. In addition, we have an option to purchase the acute care hospital and associated parking structure starting 12 months after the facility receives a certificate of occupancy through and until the maturity date of the loan, subject to certain limited rights of the borrower. The purchase price under the purchase option agreement will be calculated by dividing the contractual rent due under the existing lease for the facility over the twelve months following closing by the greater of (i) 8.75% and (ii) the sum of (x) the then current 10-year Treasury rate and (y) 525 basis points. If the purchase option on the facility is exercised, we would expect to assume the existing long-term triple net lease on the facility. The annualized GAAP interest income will be $4.8 million when the loan is fully funded.
Marshfield II Pre-Development Loan
On September 13, 2013, we entered into a $0.4 million pre-development loan (the “Marshfield II Pre-Development Loan”) with First Phoenix Group, LLC (“First Phoenix”) to fund the acquisition of land and certain other costs associated with the second development project (and third overall investment), a 24-unit memory care facility located in Marshfield, Wisconsin, under the forward purchase program entered into on August 16, 2012 between us and First Phoenix (the “First Phoenix Pipeline Agreement”). The First Phoenix Pipeline Agreement provides for the acquisition of, as well as certain interim funding arrangements for, up to ten assisted living and memory care facilities to be identified by First Phoenix and approved by us before the end of 2014. Under the First Phoenix Pipeline Agreement, First Phoenix will identify and develop the properties, subsidiaries of Sabra will purchase the properties once stabilized and a 50%/50% RIDEA-compliant joint venture partnership between affiliates of Sabra and First Phoenix will operate the facilities, subject to certain terms and conditions. We will own 100% of the real estate and lease it to the joint venture partnership under a triple-net lease structure with an initial annual yield on cash rent of 8%. Pursuant to the First Phoenix Pipeline Agreement, we would be obligated to purchase a property only after satisfactory completion of customary due diligence and agreed upon closing conditions. The Marshfield II Pre-Development Loan bears interest at a fixed rate of 9.0% per annum. Repayment of the Marshfield II Pre-Development Loan is expected to occur in connection with the acquisition of the stabilized property by Sabra, or earlier in certain circumstances. The Marshfield II Pre-Development Loan was funded with available cash.
Meridian Pipeline Agreement
On July 29, 2013, we agreed to terms on a non-binding term sheet (the “Term Sheet”) on a forward purchase program with Meridian Realty Advisors, L.P. (“Meridian,” and such forward purchase program the “Meridian Pipeline Agreement”) to acquire newly constructed senior housing, memory care and skilled nursing properties to be developed by affiliates of Meridian. The Term Sheet provides for the acquisition of, as well as certain interim capital commitments for, up to ten facilities, consisting of senior housing, memory care and skilled nursing facilties, with an estimated aggregate cost of $100.0 million through 2015. Under the Term Sheet, Meridian will identify and develop the properties, we will contribute preferred equity capital and we will have the option to purchase the facilities upon stabilization. The preferred equity investments will earn an annual 15% preferred rate of return, which will accrue on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the applicable purchase option, the exercise of Meridian's applicable call option, the exercise of our applicable put option or the sale of the applicable property. Should we exercise our purchase option on a facility, we would expect to lease the facility to Meridian under a long-term, triple net lease with an initial cash yield 7.5% to 9.0% depending on the type of facility. The Term Sheet is non-binding and is subject to the parties' negotiation of final terms, which is expected to be completed during the fourth quarter of 2013.

Revolving Credit Facility
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million, of which $286.5 million was available for borrowing as of September 30, 2013. The Revolving Credit Facility also includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility (as defined in Note 6, “Debt,” in the Notes to the Condensed Consolidated Financial Statements) was secured by mortgages on certain of our real estate assets, the Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets.  This feature provides us with increased flexibility to increase the available borrowings under the Revolving Credit Facility.
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
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2012 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2013.

Results of Operations
As of September 30, 2013, our investment portfolio included 120 real estate properties held for investment, six investments in loans receivable and two preferred equity investments. As of September 30, 2012, our investment portfolio included 105 real estate properties and three investments in loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2013 and 2012 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three and nine months ended September 30, 2013 and 2012 are not directly comparable due to the increase in acquisitions made subsequent to the beginning of the respective comparable period in the preceding year.

Comparison of results of operations for the three months ended September 30, 2013 versus the three months ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2013	2012
Revenues:
Rental income	$31,699	$25,420	$6,279	25%	$3,710	$2,569
Interest and other income	1,227	618	609	99%	918	(309)
Expenses:
Depreciation and amortization	8,258	7,496	762	10%	1,013	(251)
Interest	9,739	9,085	654	7%	—	654
General and administrative	3,057	3,778	(721)	(19)%	(55)	(666)
Other income (expense):
Loss on extinguishment of debt	(351)	(453)	102	(23)%	—	102
Other income	300	—	300	100%	—	300
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of investments made on or after July 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 that is not a direct result of investments made after July 1, 2012.

Rental Income
During the three months ended September 30, 2013, we recognized $31.7 million of rental income compared to $25.4 million for the three months ended September 30, 2012. The $6.3 million increase in rental income is due to an increase of $3.7 million from properties acquired on or after July 1, 2012 and an increase of $2.6 million primarily due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments during the three months ended September 30, 2012. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%.  Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended September 30, 2013, we recognized $1.2 million of interest and other income, which consisted primarily of interest income earned on our six loans receivable investments and preferred dividends on our two preferred equity investments. During the three months ended September 30, 2012, we recognized $0.6 million of interest income, which consisted primarily of interest income earned on three loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan.
Depreciation and Amortization
During the three months ended September 30, 2013, we incurred $8.3 million of depreciation and amortization expense compared to $7.5 million for the three months ended September 30, 2012. The $0.8 million net increase in depreciation and amortization was primarily due to an increase of $1.0 million from properties acquired on or after July 1, 2012, partially offset by a decrease of $0.3 million related to assets that have been fully depreciated.

Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2013, we incurred $9.7 million of interest expense compared to $9.1 million for the three months ended September 30, 2012. The $0.6 million net increase is primarily related to a $2.8 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes, partially offset by (i) a $1.8 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and (ii) a $0.4 million decrease in interest expense and amortization of deferred financing costs due to the decreased interest rates on the refinanced mortgage notes and the 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the three months ended September 30, 2013, general and administrative expenses were $3.1 million compared to $3.8 million during the three months ended September 30, 2012. The $0.7 million net decrease is primarily related to (i) a $0.1 million decrease in acquisition pursuit costs from $0.4 million during the three months ended September 30, 2012 to $0.3 million during the three months ended September 30, 2013 and (ii) a $0.5 million net decrease in payroll expenses. The $0.5 million net decrease includes a $0.1 million increase due to increased staffing and annual pay increases, offset by a $0.6 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $1.9 million during the three months ended September 30, 2012 to $1.3 million during the three months ended September 30, 2013, is primarily related to annual bonuses paid to our management team. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The decrease in stock-based compensation as a result of the annual bonuses to be received in stock is due to the decrease in our stock price during the three months ended September 30, 2013 (a decrease of $3.10 per share) compared to the three months ended September 30, 2012 (an increase of $2.90 per share). We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the three months ended September 30, 2013, we recognized $0.3 million of loss on debt extinguishment related to the write-offs of deferred financing costs in connection with the Revolving Credit Facility. During the three months ended September 30, 2012, we recognized $0.5 million of debt extinguishment loss due to the write-offs of unamortized deferred financing costs associated with mortgage debt refinancing.
Other Income (Expense)
During the three months ended September 30, 2013, we recognized $0.3 million in other income as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Condensed Consolidated Financial Statements. This contingent consideration payment, estimated at $1.9 million as of September 30, 2013, is expected to be paid in the fourth quarter of 2013 and will result in additional rental income from the time of payment through the term of the related lease starting at an initial cash yield of 8.0%, increasing over time through annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%.

Comparison of results of operations for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012 (dollars in thousands):

	Nine Months Ended September 30,		Increase	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2013	2012
Revenues:
Rental income	$94,692	$73,903	$20,789	28%	$13,270	$7,519
Interest and other income	2,531	979	1,552	159%	1,536	16
Expenses:
Depreciation and amortization	24,726	22,356	2,370	11%	3,427	(1,057)
Interest	29,884	24,681	5,203	21%	—	5,203
General and administrative	11,196	11,588	(392)	(3)%	(605)	213
Other income (expense):
Loss on extinguishment of debt	(10,101)	(703)	(9,398)	1,337%	—	(9,398)
Other expense	(600)	—	(600)	100%	—	(600)
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of investments made on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 that is not a direct result of investments made on or after January 1, 2012.

Rental Income
During the nine months ended September 30, 2013, we recognized $94.7 million of rental income compared to $73.9 million for the nine months ended September 30, 2012. The $20.8 million increase in rental income is due to an increase of $13.3 million from properties acquired after January 1, 2012 and an increase of $7.5 million primarily due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments during the nine months ended September 30, 2012. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the nine months ended September 30, 2013, we recognized $2.5 million of interest and other income, which consisted primarily of interest income earned on our six loans receivable investments and preferred dividends on our two preferred equity investments. During the nine months ended September 30, 2012, we recognized $1.0 million of interest income, which consisted mostly of interest income earned on three loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan.
Depreciation and Amortization
During the nine months ended September 30, 2013, we incurred $24.7 million of depreciation and amortization expense compared to $22.4 million for the nine months ended September 30, 2012. The $2.3 million net increase in depreciation and amortization was primarily due to an increase of $3.4 million from properties acquired after January 1, 2012, partially offset by a decrease of $1.1 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2013, we incurred $29.9 million of interest expense compared to $24.7 million for the nine months ended September 30, 2012. The $5.2 million net increase is primarily related to (i) a $4.0 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes, (ii) a $1.9 million net increase in interest expense, amortization of deferred financing costs and premium related to the July 2012 issuance of the $100.0 million aggregate principal amount of 2018 Notes and (iii) $0.9 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding (which we repaid during the nine months ended September 30, 2013) and increase in capacity under our

Prior Revolving Credit Facility from $100.0 million to $375.0 million. Included in the $1.9 million increase in interest expense on the 2018 Notes is $0.8 million of interest incurred from May 23, 2013 (the date 2023 Notes were issued) to June 24, 2013 (the date that $113.8 million in aggregate principal amount of the outstanding 2018 Notes were redeemed) related to the $113.8 million of redeemed 2018 Notes. These increases were offset by a decrease in interest expense and amortization of deferred financing costs of $1.6 million primarily due to the decreased interest rates on the refinanced mortgage notes and the 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the nine months ended September 30, 2013, general and administrative expenses were $11.2 million compared to $11.6 million during the nine months ended September 30, 2012. The $0.4 million net decrease is primarily related to a $0.5 million decrease in acquisition pursuit costs, from $1.2 million during the nine months ended September 30, 2012 to $0.7 million during the nine months ended September 30, 2013, offset by a $0.2 million net increase in payroll expenses. The $0.2 million increase includes a $0.7 million increase in payroll expenses due in part to increased staffing and annual pay increases, offset by a $0.5 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $5.7 million during the nine months ended September 30, 2012 to $5.2 million during the nine months ended September 30, 2013, is primarily related to annual bonuses paid to our management team. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The decrease in stock-based compensation as a result of the annual bonuses to be received in stock is due to the change in our stock price during the nine months ended September 30, 2013 (an increase of $1.29 per share) compared to the nine months ended September 30, 2012 (an increase of $7.92 per share). We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2013, we recognized $10.1 million of loss on debt extinguishment. Of this amount, $9.8 million related to the write-offs of deferred financing costs and issuance premium and the redemption fee paid in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and $0.3 million related to the write-offs of deferred financing costs in connection with the Revolving Credit Facility. During the nine months ended September 30, 2012, we recognized $0.7 million of debt extinguishment loss due to the write-offs of unamortized deferred financing costs associated with mortgage debt refinancing.
Other Income (Expense)
During the nine months ended September 30, 2013, we recognized $0.6 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Condensed Consolidated Financial Statements. This contingent consideration payment, estimated at $1.9 million as of September 30, 2013, is expected to be paid in the fourth quarter of 2013 and will result in additional rental income from the time of payment through the term of the related lease starting at an initial cash yield of 8.0%, increasing over time through annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%.
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
The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2013 and 2012, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$9,242	$5,226	$15,310	$15,554
Depreciation and amortization of real estate assets	8,258	7,496	24,726	22,356

FFO	17,500	12,722	40,036	37,910

Acquisition pursuit costs	281	367	707	1,239
Stock-based compensation expense	1,276	1,907	5,209	5,749
Straight-line rental income adjustments	(3,536)	(1,167)	(10,836)	(2,857)
Amortization of deferred financing costs	806	720	2,395	1,917
Amortization of debt premiums	(134)	(143)	(535)	(151)
Change in fair value of contingent consideration	(300)	—	600	—
Non-cash portion of loss on extinguishment of debt	351	453	859	703
Non-cash interest income adjustments	17	9	29	18

AFFO	$16,261	$14,868	$38,464	$44,528

FFO per diluted common share	$0.46	$0.34	$1.06	$1.02

AFFO per diluted common share	$0.43	$0.39	$1.01	$1.18

Weighted average number of common shares outstanding, diluted:
FFO	37,828,573	37,465,114	37,777,458	37,276,013

AFFO	38,065,299	37,748,716	38,067,386	37,660,657

Set forth below is additional information related to certain other items included in net income attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income:

•
During the three and nine months ended September 30, 2013, we incurred $0.3 million and $10.1 million, respectively, of debt extinguishment loss. The $0.3 million of debt extinguishment loss during the three months ended September 30, 2013 consisted of write-offs of deferred financing costs in connection with the Revolving Credit Facility. The $10.1 million of debt extinguishment loss during the nine months ended September 30, 2013 also included $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. This entire amount of the loss on extinguishment of debt is included in FFO for the three and nine months ended September 30, 2013 and the $9.3 million early redemption premium is included in AFFO for three and nine months ended September 30, 2013.

•
During the three and nine months ended September 30, 2013, we incurred $0.3 million and $0.6 million, respectively, of other income (expense), as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Condensed Consolidated Financial Statements. This entire amount is included in FFO for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources
As of September 30, 2013, we had approximately $383.1 million in liquidity, consisting of unrestricted cash and cash equivalents of $96.6 million and available borrowings under our Revolving Credit Facility of $286.5 million. The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. Subsequent to September 30, 2013, we funded $229.8 million for our investment in the Forest Park Medical Center - Dallas Mortgage Loan and our acquisition of Forest Park Medical Center - Frisco with available cash and $131.0 million of borrowing under our Revolving Credit Facility as discussed in “—Recent Transactions.”
On May 23, 2013, we completed an underwritten public offering of $200 million aggregate principal amount of 2023 Notes, providing net proceeds of approximately $194.6 million after deducting commissions and expenses.
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission equal to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement. We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given that we will sell any shares under the Sales Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place. No ATM Shares were sold under the ATM Program during the three and nine months ended September 30, 2013.
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
As of September 30, 2013, we had $411.3 million of indebtedness with respect to our 2018 Notes and 2023 Notes (collectively, the “Senior Notes”) and aggregate mortgage indebtedness to third parties of approximately $142.2 million on certain of our properties. In addition, as of September 30, 2013, we had no amounts outstanding under our Revolving Credit Facility with borrowing capacity of $375.0 million and $286.5 million available for borrowing. Subsequent to September 30, 2013, we funded $229.8 million for our investment in the Forest Park Medical Center – Dallas Mortgage Loan and our acquisition of Forest Park Medical Center – Frisco with available cash and $131.0 million of borrowing under our Revolving Credit Facility as discussed in “—Recent Transactions.”
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $49.2 million and $47.9 million for the nine months ended September 30, 2013 and 2012, respectively. Operating cash flows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis and rental payments from our other tenants. Operating cash outflows consisted primarily of interest payments on our outstanding debt and payment of general and administrative expenses. Net cash provided by operating activities increased in 2013 primarily as a result of acquisitions which resulted in increased rental income, offset by $9.3 million in payments made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the nine months ended September 30, 2013, net cash used in investing activities was $37.4 million and consisted of $26.4 million used to originate four loans receivable, $6.6 million used for two preferred equity investments, $6.2 million for the acquisition of one senior housing facility and $0.4 million used for tenant improvements, partially offset by $2.2 million net proceeds from the sale of one real estate asset. During the nine months ended September 30, 2012, net cash used in investing activities was $121.2 million and consisted of $98.1 million used in the acquisition of six skilled nursing facilities and two senior housing facilities, $22.1 million used to originate three loans receivable and $1.0 million used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.

Cash Flows from Financing Activities
During the nine months ended September 30, 2013, net cash provided by financing activities was $67.7 million and consisted of $138.3 million from the issuance of preferred stock and $200.0 million in proceeds from the June 2013 offering of $200.0 million aggregate principal amount of 2023 Notes, offset by the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes, the $92.5 million repayment of the balance then outstanding under our Prior Revolving Credit Facility, $3.0 million in net payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program, $42.7 million of dividends paid to stockholders, $10.1 million of principal repayments of mortgage notes payable and $8.6 million of payments for deferred financing costs primarily related to the issuance of the 2023 Notes and the Revolving Credit Facility. During the nine months ended September 30, 2012, net cash provided by financing activities was $61.5 million and consisted of $106.0 million in proceeds from the July 2012 offering of $100.0 million aggregate principal amount of Senior Notes issued at 106% and $0.1 million in net proceeds related to the issuance of common stock, partially offset by a net decrease in mortgage borrowings of $0.9 million, $36.7 million of dividends paid to common stockholders and $7.0 million of payments for deferred financing costs related to the entry into the Prior Revolving Credit Facility, the refinancing of certain mortgage notes and the July 2012 offering of $100.0 million aggregate principal amount of Senior Notes. The $0.9 million net decrease in mortgage borrowings consisted of $1.5 million of incremental borrowings through refinancings of existing mortgage notes less $2.4 million from normal amortizing principal payments. In addition, during the nine months ended September 30, 2012, we borrowed $42.5 million on our Prior Revolving Credit Facility, which was repaid during the same period.
Loan Agreements
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 2023 Notes. The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.6 million after deducting commissions and expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
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
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 2018 Notes, which are treated as a single class with the existing 2018 Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. We used a portion of the proceeds from this offering to repay the borrowings outstanding under the Prior Revolving Credit Facility. Pursuant to exchange offers completed on March 14, 2011 and November 14, 2012, respectively, the Issuers exchanged $225.0 million and $100.0 million aggregate principal amount of Senior Notes that were issued in October 2010 and July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended.
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
The Senior Notes Indentures contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of September 30, 2013, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (which we refer to as the Revolving Credit Facility). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility was secured by mortgages on certain of our real estate assets, the Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets. This feature provides us with increased flexibility to increase the available borrowings under the Revolving Credit Facility. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the Revolving Credit Facility). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. As of September 30, 2013, there were no amounts outstanding under the Revolving Credit Facility and $286.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the Base Rate). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. As of September 30, 2013, the interest rate on the Revolving Credit Facility was 3.18%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the nine months ended September 30, 2013, we incurred $0.8 million in interest expense on amounts outstanding under the Prior Revolving Credit Facility. We did not incur any interest expense during the three months ended September 30, 2013. During the three and nine months ended September 30, 2013, we incurred $0.4 million and $0.9 million, respectively, of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries.

The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires us, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2013, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.
Mortgage Indebtedness
Of our 120 properties, 24 are subject to mortgage indebtedness to third parties that, as of September 30, 2013, totaled approximately $142.2 million. As of September 30, 2013 and December 31, 2012, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2013	Book Value as of December 31, 2012	Weighted Average Effective Interest Rate at September 30, 2013	Maturity Date
Fixed Rate	$85,247	$94,373	4.01%	August 2015 - June 2047
Variable Rate(1)	56,994	57,949	5.00%	August 2015
	$142,241	$152,322	4.41%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
Capital Expenditures
There was $0.4 million of capital expenditures for the nine months ended September 30, 2013 and $1.0 million in capital expenditures for the nine months ended September 30, 2012. The $1.0 million in capital expenditures for the nine months months ended September 30, 2012 includes $7,000 of capital expenditures for corporate office needs for the nine months ended September 30, 2012. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $42.7 million on our common and preferred stock during the nine months ended September 30, 2013. On October 23, 2013, our board of directors declared a quarterly cash dividend of $0.34 per share of common stock. The dividend will be paid on November 29, 2013 to stockholders of record as of November 15, 2013. Also on October 23, 2013, our board of directors declared the a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 29, 2013 to preferred stockholders of record as of the close of business on November 15, 2013.

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

Genesis
Effective December 1, 2012, Sun was acquired by Genesis, becoming a wholly owned subsidiary of Genesis. In connection with this transaction, we obtained a parent guaranty from Genesis to replace the then-existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. As of September 30, 2013, 81 of our 120 real estate properties held for investment were leased to subsidiaries of Genesis. During the nine months ended September 30, 2013 and 2012, 63% and 72%, respectively, of our total revenues were derived from these leases. Prior to December 1, 2012, Sun was subject to the reporting requirements of the SEC and was required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Genesis is not an SEC registrant and is not subject to SEC reporting requirements. As of September 30, 2013, Genesis and its subsidiaries operated or managed 374 skilled nursing centers, 33 assisted or independent living centers and 6 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to approximately 1,500 affiliated and non-affiliated centers in 44 states. During the three and nine months ended September 30, 2013, Genesis’s net revenues were $1.2 billion and $3.6 billion, respectively, and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $139.7 million and $442.0 million, respectively. During the three and nine months ended September 30, 2012, Genesis’s net revenues were $0.7 billion and $2.2 billion, respectively, and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $90.1 million and $256.6 million, respectively. As of September 30, 2013 and December 31, 2012, Genesis's long-term debt, net of cash, totaled $461.0 million and $407.8 million, respectively. As of September 30, 2013 and December 31, 2012, Genesis had liquidity of approximately $115.4 million and $132.8 million, respectively, consisting of unrestricted cash and cash equivalents and available borrowings under its revolving credit facility.
We have presented below unaudited summary financial information for Genesis as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. As described above, Genesis has provided a parent guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. The summary financial information presented below has been provided by Genesis, is unaudited and has not been independently verified by us. We have no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited) (in thousands)
Statements of Operations:
Revenues	$1,185,103	$731,306	$3,551,573	$2,181,397
Operating expenses (including building expenses)	1,079,873	649,608	3,212,692	1,951,988
Net loss	(44,167)	(30,264)	(122,943)	(119,889)

	September 30, 2013	December 31, 2012
	(unaudited) (in thousands)
Balance Sheets:
Cash and cash equivalents	$46,815	$50,218
Total current assets	915,413	876,012
Total current liabilities	619,461	640,255
Long-term debt, excluding current portion	490,999	446,302
Capital lease obligations, excluding current portion	968,727	1,024,340
Financing obligation	2,814,802	2,668,793

Other than our significant tenant concentrations, management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 120 real estate properties held for investment as of September 30, 2013 is diversified by location across 27 states. The properties in any one state did not account for more than 13% of the Company’s total rental revenue during the three and nine months ended September 30, 2013 and 14% during the three and nine months ended September 30, 2012.
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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes and our mortgage indebtedness to third parties on certain of our properties that, as of September 30, 2013, totaled $142.2 million. The following table is presented as of September 30, 2013 (in thousands):

		October 1 through		Year Ended December 31,
	Total	December 31, 2013	2014	2015	2016	2017	After 2017
Mortgage indebtedness(1)	$172,134	$2,489	$9,959	$90,551	$2,899	$2,899	$63,337
Senior Notes(2)	613,152	13,957	27,914	27,914	27,914	27,914	487,539
Contingent consideration	1,900	1,900	—	—	—	—	—
Operating lease	209	23	95	91	—	—	—
Total	$787,395	$18,369	$37,968	$118,556	$30,813	$30,813	$550,876

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $29.9 million, of which $5.4 million is attributable to variable interest rates determined using the weighted average method.

(2)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $201.9 million.
In addition to the above, we have committed to provide up to $66.8 million of construction funding for the construction of an acute care hospital. The Forest Park - Fort Worth Construction Loan has a three-year term and as of September 30, 2013, we funded $0.5 million.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2013, this indebtedness included $411.3 million aggregate principal amount of Senior Notes outstanding and $142.2 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. As of September 30, 2013, we had $57.0 million of outstanding variable rate indebtedness. In addition, as of September 30, 2013, we had $286.5 million available for borrowing under our Revolving Credit Facility. From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of September 30, 2013, interest expense would increase $0.1 million for the twelve months following September 30, 2013. As of September 30, 2013, the index underlying our variable rate mortgages was below 100 basis points and is not expected to go below zero and after giving consideration to interest rate floors imbedded in our variable rate debt agreements, interest expense would not be expected to be impacted by a decline in current interest rates.

We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amended and Restated Credit Agreement, dated July 29, 2013, among Sabra Health Care Limited Partnership, as Borrower; Sabra Health Care REIT, Inc., as REIT Guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, RBS Citizens, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 31, 2013).

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

SABRA HEALTH CARE REIT, INC.

Date: November 4, 2013	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2013	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)