Form 10-K
period 2013-12-31
Sabra Health Care REIT, Inc.
filed 2014-02-28
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34950

 SABRA HEALTH CARE REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-2560479
(State of Incorporation)	(I.R.S. Employer Identification No.)
18500 Von Karman Avenue, Suite 550
Irvine, CA 92612
(888) 393-8248
(Address, zip code and telephone number of Registrant)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
7.125% Series A Cumulative Redeemable Preferred Stock	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $953.4 million
As of February 24, 2014, there were 38,932,617 shares of the Registrant’s $0.01 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013, are incorporated by reference in Part III herein.

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
GENESIS HEALTHCARE LLC AND SUN HEALTHCARE GROUP, INC. INFORMATION

This 10-K includes information regarding Genesis HealthCare LLC (“Genesis”), and Sun Healthcare Group, Inc. (formerly known as SHG Services, Inc.; “Sun”), a subsidiary of Genesis effective December 1, 2012. Prior to December 1, 2012, Sun was subject to the reporting requirements of the SEC and was required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Genesis is not subject to SEC reporting requirements. The information related to Genesis and Sun provided in this 10-K has been provided by Genesis and Sun or derived from Sun’s historical public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Sun’s historical filings with the SEC can be found at www.sec.gov.

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
As of December 31, 2013, our investment portfolio consisted of 121 real estate properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) two acute care hospitals), 10 debt investments (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) one mezzanine loan, and (iv) two pre-development loans) and two preferred equity investments. As of December 31, 2013, our real estate properties held for investment had a total of 12,468 licensed beds, or units, spread across 27 states. As of December 31, 2013, all of our real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years.
We expect to continue to grow our portfolio primarily through the acquisition of senior housing and memory care facilities with a secondary focus on acquiring skilled nursing facilities. We have and will continue to opportunistically acquire other types of healthcare real estate (including acute care hospitals) and originate financing secured directly or indirectly by healthcare facilities. We also expect to continue to work with operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing, memory care and skilled nursing assets. We also expect to consider acquiring independent living and continuing care retirement community facilities.
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
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), or by subsidiaries of the Operating Partnership. We and one of our wholly owned subsidiaries are currently the only partners of the Operating Partnership.
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

Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities, principally long-term care facilities, located in the United States. We invest primarily in the United States nursing home industry and other senior housing segments such as assisted living and independent living facilities. According to the American Health Care Association, as of December 2013, the nursing home industry was comprised of approximately 15,700 facilities with approximately 1.7 million Medicare certified beds in the United States. The nursing home industry is highly fragmented.
The primary growth drivers for the long-term care industry are expected to be the aging of the population and increased life expectancies. According to the United States Census Bureau, the number of Americans aged 65 or older is projected to increase from approximately 40.3 million in 2010 to approximately 56.0 million by 2020, representing a compounded annual growth rate of 3.3%. In addition to positive demographic trends, we expect demand for services provided by skilled nursing facilities to continue increasing due to the impact of cost containment measures adopted by the federal government that encourage patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the Centers for Medicare & Medicaid Services, nursing home expenditures are projected to grow from approximately $151 billion in 2012 to approximately $264 billion in 2022, representing a compounded annual growth rate of 5.7%. We believe that these trends will support an increasing demand for long-term care services, which in turn will support an increasing demand for our properties.
Portfolio of Healthcare Properties
We have a geographically diverse portfolio of healthcare properties in the United States that offer a range of services including skilled nursing, assisted and independent living, mental health and acute care. Of our 121 properties held for investment as of December 31, 2013, we owned fee title to 115 properties and title under long-term ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2013:

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
•Memory care facilities. Memory care facilities offer specialized options for seniors with Alzheimer's disease and other forms of dementia. Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.
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
•Acute care hospitals provide inpatient and outpatient medical care and other related services for surgery, acute medical conditions or injuries (usually for a short-term illness or condition).
Geographic and Property Type Diversification
The following tables display the distribution of our licensed beds/units and the geographic concentration of our real estate held for investment by property type, investment and rental income as of or for the year ended December 31, 2013 (dollars in thousands):

Distribution of Licensed Beds/Units (1)

	Total Number of Properties	Bed Type
State		Skilled Nursing/Post-Acute	Assisted Living	Acute Care Hospitals	Total	% of Total
Connecticut	13	1,770	49	—	1,819	14.6%
New Hampshire	16	1,470	203	—	1,673	13.4
Kentucky	15	1,020	128	—	1,148	9.2
Ohio	8	897	—	—	897	7.2
Texas	9	720	34	124	878	7.0
Florida	5	660	—	—	660	5.3
Michigan	10	—	571	—	571	4.6
Montana	4	538	—	—	538	4.3
Delaware	4	500	—	—	500	4.0
Colorado	3	362	48	—	410	3.3
Other (17 states)	34	2,889	485	—	3,374	27.1

	121	10,826	1,518	124	12,468	100.0%

% of Total beds/units		86.8%	12.2%	1.0%	100.0%

(1)
“Licensed Beds” refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy percentage. Available beds aggregated 12,008 as of December 31, 2013.

Geographic Concentration — Property Type

State	Skilled Nursing/Post-Acute	Assisted Living	Acute Care Hospitals	Total	% of Total
New Hampshire	14	2	—	16	13.2%
Kentucky	13	2	—	15	12.4
Connecticut	12	1	—	13	10.7
Michigan	—	10	—	10	8.3
Texas	6	1	2	9	7.4
Ohio	8	—	—	8	6.6
Florida	5	—	—	5	4.1
Oklahoma	3	1	—	4	3.3
Delaware	4	—	—	4	3.3
Montana	4	—	—	4	3.3
Other (17 states)	27	6	—	33	27.4

Total	96	23	2	121	100.0%

Geographic Concentration — Investment (1)

State	Total Number of Properties	Skilled Nursing/Post-Acute	Assisted Living	Acute Care Hospitals	Total	% of Total
Texas	9	$65,795	$1,396	$175,807	$242,998	22.8%
Connecticut	13	140,810	7,965	—	148,775	14.0
Delaware	4	95,780	—	—	95,780	9.0
New Hampshire	16	76,437	12,645	—	89,082	8.4
Michigan	10	—	73,968	—	73,968	6.9
Kentucky	15	56,409	9,739	—	66,148	6.2
Colorado	3	28,594	15,702	—	44,296	4.2
Montana	4	42,629	—	—	42,629	4.0
Ohio	8	41,913	—	—	41,913	3.9
Florida	5	29,907	—	—	29,907	2.8
Other (17 states)	34	158,914	31,832	—	190,746	17.8

Total	121	$737,188	$153,247	$175,807	$1,066,242	100.0%

% of Total properties		69.1%	14.4%	16.5%	100.0%

(1)	Represents the undepreciated book value of our real estate held for investment as of December 31, 2013.

Geographic Concentration — Rental Income

	Total Number of Properties	Skilled Nursing/Post-Acute	Senior Housing	Acute Care Hospital	Total	% of Total
Texas	9	$7,508	$99	$9,171	$16,778	13.0%
New Hampshire	16	13,858	1,565	—	15,423	12.0
Connecticut	13	15,090	332	—	15,422	12.0
Kentucky	15	11,474	579	—	12,053	9.3
Delaware	4	10,578	—	—	10,578	8.2
Florida	5	8,818	—	—	8,818	6.8
Michigan	10	—	6,921	—	6,921	5.4
Montana	4	5,932	—	—	5,932	4.6
Ohio	8	5,885	—	—	5,885	4.6
Colorado	3	3,763	1,467	—	5,230	4.1
Other (17 states)	34	21,873	4,075	—	25,948	20.0

Total	121	$104,779	$15,038	$9,171	$128,988	100.0%

% of Total properties		81.2%	11.7%	7.1%	100.0%

Significant Tenant Overview
As of December 31, 2013, 81 of our 121 properties held for investment were operated by subsidiaries of Genesis, the parent company of Sun, effective December 1, 2012 upon Genesis's acquisition of Sun. These properties are leased to subsidiaries of Genesis pursuant to triple-net leases that are guaranteed by Genesis. Genesis is a privately held healthcare services company, serving principally the senior population through its various subsidiaries. As of December 31, 2013, Genesis and its subsidiaries, operated or managed 373 skilled nursing centers, 32 assisted or independent living centers and 6 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to over 1,400 affiliated and non-affiliated centers in 45 states.
Our lease agreements with subsidiaries of Genesis provide for an initial term of between 10 and 15 years with no purchase options. At the sole option of Genesis, these lease agreements may be extended for up to two five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable lease agreement. Amounts due under these lease agreements are fixed (except for an annual rent escalator described below), and there is no contingent rental income based upon the revenues, net income or other measures which may be derived by subsidiaries of Genesis from our properties. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year’s rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%. During the year ended December 31, 2013, we recognized $80.6 million of rent under these lease agreements.
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
Investment and Financing Strategy
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility (as defined below), future borrowings or the proceeds from issuances of common stock (including through our ATM Program (as defined below)), preferred stock, debt or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse and Stable Property Portfolio
Our portfolio of 121 properties held for investment as of December 31, 2013, comprising 12,468 licensed beds/units, is broadly diversified by location across 27 states. The properties in any one state did not account for more than 15% of our total licensed beds/units as of December 31, 2013, and the properties in any one state did not account for more than 13%, 14% and 16%, respectively, of our total rental revenue during the years ended December 31, 2013, 2012 and 2011. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual weighted average occupancy percentages of our properties remained stable at between 88.2% and 90.2% over the last five years.
Long-Term, Triple-Net Lease Structure
All of our real estate properties are leased under triple-net operating leases with expirations ranging from seven to 21 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2013, the leases had a weighted-average remaining term of 11 years. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2013, the lease agreements with subsidiaries of Genesis are guaranteed by Genesis, and as a result, we did not require a security deposit from any of Genesis’s subsidiaries. For our properties that are leased to tenants other than Genesis’s subsidiaries, we have in certain instances obtained security deposits.
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
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chairman, President and Chief Executive Officer of Sabra, has more than 25 years of experience in the acquisition, development and disposition of skilled nursing facilities and other healthcare facilities, including nine years at Old Sun. Harold W. Andrews, Jr., Executive Vice President, Chief Financial Officer and Secretary of Sabra, is a finance professional with more than 15 years of experience in both the provision of healthcare services and healthcare real estate. Talya Nevo-Hacohen, Executive Vice President, Chief Investment Officer and Treasurer of Sabra, is a real estate finance executive with more than 20 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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
The key components of our business strategies include:
Diversify Asset Portfolio
We expect to continue to grow our portfolio primarily through the acquisition of senior housing and memory care facilities with a secondary focus on acquiring skilled nursing facilities. We have and will continue to opportunistically acquire other types of healthcare real estate (including acute care hospitals) and originate financing secured directly or indirectly by healthcare facilities. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing, memory care and skilled nursing assets. We also expect to consider acquiring independent living and continuing care retirement community facilities. As we acquire additional properties and expand our portfolio, we expect to further diversify by tenant, asset class and geography within the healthcare sector.

Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2013, we had approximately $139.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $4.3 million and available borrowings under our Revolving Credit Facility of $135.1 million. We intend to maintain a mix of credit facility debt, mortgage debt and unsecured term debt which, together with our anticipated ability to complete future equity financings, we expect will fund the growth of our operations. In addition, as of December 31, 2013, we had $61.7 million available under our at-the-market common stock offering program (“ATM Program”). Further, we expect to opportunistically seek access to U.S. government agency financing, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
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
 Our Employees
As of December 31, 2013, we employed nine full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement.
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
Government Regulation
Our tenants are subject to extensive and complex federal, state and local healthcare laws and regulations, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act. These provisions prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a center is decertified as a Medicare or Medicaid provider by CMS or a state, the center will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the center would be forced to care for such residents without being reimbursed or to transfer such residents.
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
As of December 31, 2013, our subsidiaries owned seven healthcare facilities with mortgage loans that are guaranteed by HUD. Subsequent to December 31, 2013, we refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by HUD and secured by five additional healthcare facilities. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions, renovations of the property and use of the property other than for a skilled nursing facility, all without prior HUD approval.
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
Subsidiaries of Genesis are currently the lessees of 81 of our 121 properties held for investment (with Genesis guaranteeing the obligations under these lease agreements) and are, therefore, a significant source of our revenues. There can be no assurance that Genesis and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of Genesis and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Genesis and its subsidiaries to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if Genesis were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.
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
As of December 31, 2013, after giving effect to the January 2014 offering of $350.0 million aggregate principal amount of 2021 Notes (as defined below), the use of net proceeds therefrom for the tender offer and redemption of all of our outstanding 2018 Notes (as defined below) and the acquisition of the Nye Portfolio (as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Transactions”), the use of the remainder of the net proceeds to repay a portion of the borrowings outstanding under our Revolving Credit Facility, the refinancing of $44.8 million of mortgage notes and the repayment of a $12.0 million mortgage note, our indebtedness consisted of $550.0 million of 2021 Notes and 2023 Notes (collectively with the 2018 Notes, the “Senior Notes”), $131.0 million outstanding under our Revolving Credit Facility and aggregate mortgage indebtedness to third parties of $130.8 million on certain of our properties, and we had $139.6 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

•
It may become more difficult for us to satisfy our obligations (including ongoing interest payments and, where applicable, scheduled amortization payments) with respect to the Senior Notes and our other debt;

•	It may limit our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements;

•	It may increase our cost of borrowing;

•	It may expose us to the risk of increased interest rates as borrowings under the Revolving Credit Facility are subject to variable rates of interest;

•	We may need to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby limiting our ability to invest in our business;

•
It may limit our ability to adjust rapidly to changing market conditions and we may be vulnerable in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;

•	It may place us at a competitive disadvantage against less leveraged competitors; and

•	It may require us to sell assets and properties at an inopportune time.
In addition, the Senior Notes Indentures (as defined below) permit us to incur substantial additional debt, including secured debt (to which the Senior Notes will be effectively subordinated). If we incur additional debt, the related risks described above could intensify.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Revolving Credit Facility, on commercially reasonable terms or at all. In particular, our Revolving Credit Facility will mature prior to the maturity of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Revolving Credit Facility and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Covenants in our debt agreements restrict our activities and could adversely affect our business.
Our debt agreements, including the Senior Notes Indentures and our Revolving Credit Facility, contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Revolving Credit Facility requires us to maintain specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth ratio, as well as satisfy other financial condition tests. The Senior Notes Indentures require us to maintain total unencumbered assets of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
Our Revolving Credit Facility also allows for the lenders thereunder to conduct periodic appraisals of our owned properties that secure such facility, and if the appraised values were to decline in the future, the amount that can be borrowed under such facility would be decreased unless we pledge additional assets as collateral.
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that expanded health care coverage to millions of previously uninsured people beginning in 2014 and is expected to provide for significant changes to the U.S. healthcare system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. We cannot accurately predict whether any pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our tenants and the manner in which they are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our tenants and thus on our business.

In addition to the Affordable Care Act and related rulemaking, other legislation that could also affect Medicare reimbursement rates includes the enactment of the Consolidated Appropriations Act of 2014 and Congressional consideration of legislation pertaining to the federal debt ceiling, tax reform, and entitlement programs, including reimbursement rates for physicians.  These legislative changes could have a material adverse effect on our tenants’ liquidity, financial condition or results of operations. In particular, funding for entitlement programs such as Medicare and Medicaid may result in increased costs and fees for programs such as Medicare Advantage Plans and reductions in reimbursements to providers; Congressional action related to the federal debt ceiling may have an impact on credit markets; and tax reform may impact corporate and individual tax rates as well as impact retirement plans. Additionally, amendments to the Affordable Care Act, implementation of the Affordable Care Act by the Administration, and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans. Such changes could have a material adverse effect on our tenants’ business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us and could have a material adverse effect on us.
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
As of December 31, 2013, we employed nine full-time employees, including our executive officers. Accordingly, the impact we may feel from the loss of one of our full-time employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.
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
To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. The Senior Notes Indentures permit us to declare or pay any dividend or make any distribution that is necessary to maintain our REIT status if the aggregate principal amount of all outstanding Indebtedness of the Parent and its Restricted Subsidiaries on a consolidated basis at such time is less than 60% of Adjusted Total Assets (as each term is defined in the Senior Notes Indentures) and to make additional distributions if we pass certain other financial tests.
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
In the event that such an insufficiency occurs, in order to meet the 90% distribution requirement and maintain our status as a REIT, we may have to sell assets at unfavorable prices, borrow at unfavorable terms, make taxable stock dividends, or pursue other strategies. This may require us to raise additional capital to meet our obligations. The terms of our Revolving Credit Facility and the terms of the Senior Notes Indentures may restrict our ability to engage in some of these transactions.
We could fail to qualify as a REIT if income we receive is not treated as qualifying income, including as a result of one or more of the lease agreements we have entered into or assumed not being characterized as true leases for U.S. federal income tax purposes, which would subject us to U.S. federal income tax at corporate tax rates.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with lessees are not characterized as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. In addition, rents received by us from a lessee will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of the lessee's stock, capital or profits. We will be treated as owning, under the applicable attribution rules, 10% or more of a lessee's stock, capital or profits at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of the lessee's stock, capital or profits. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from a tenant of ours to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to a tenant of ours. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax (including any applicable minimum tax) on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.
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
The maximum income tax rate applicable to “qualified dividends” payable to domestic stockholders taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although not adversely affecting the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2013, our investment portfolio consisted of 121 real estate properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) two acute care hospitals), 10 debt investments (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) one mezzanine loan, and (iv) two pre-development loans) and two preferred equity investments.
All of our properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our lease agreements as of December 31, 2013 by year and facility type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	2014 - 2019	2020	2021	2022	2023	2024	2025	Thereafter	Total
Skilled Nursing/Post-Acute
Properties	—	27	30	12	—	1	4	22	96
Licensed Beds/Units	—	3,025	3,508	869	—	360	575	2,489	10,826
Annualized Revenues	$—	$27,061	$30,831	$10,155	$—	$2,134	$5,141	$29,593	$104,915
Senior Housing
Properties	—	2	3	14	—	—	1	3	23
Licensed Beds/Units	—	251	197	807	—	—	114	149	1,518
Annualized Revenues	—	1,974	1,501	9,901	—	—	837	1,353	15,566
Acute Care Hospitals
Properties	—	—	—	—	—	—	—	2	2
Licensed Beds/Units	—	—	—	—	—	—	—	124	124
Annualized Revenues	—	—	—	—	—	—	—	19,909	19,909

Total Properties	—	29	33	26	—	1	5	27	121

Total Licensed Beds/Units	—	3,276	3,705	1,676	—	360	689	2,762	12,468

Total Annualized Revenues	$—	$29,035	$32,332	$20,056	$—	$2,134	$5,978	$50,855	$140,390

% of Rental Revenue	—%	20.7%	23.0%	14.3%	—%	1.5%	4.3%	36.2%	100.0%

Occupancy Trends
The following table sets forth the occupancy percentage for our properties for the periods indicated.

	Occupancy % (1)
	Years Ended December 31,
	2013	2012	2011	2010	2009
Skilled Nursing/Post-Acute	88.3%	89.1%	89.3%	89.0%	90.4%
Senior Housing	87.4%	86.3%	82.8%	84.4%	88.3%

Weighted Average	88.2%	88.7%	88.8%	88.6%	90.2%

(1) The percentages are computed by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy for independent living facilities can be greater than 100% for a given period as multiple residents could occupy a single unit.  All facility financial performance data were derived solely from information provided by operators/tenants without independent verification by us and are only included for stabilized properties. All facility financial performance data are presented one quarter in arrears. We include the occupancy percentage for a property if it was owned by us at any time during the period presented and exclude the impact of strategic disposition candidates and facilities held for sale. Occupancy percentage for facilities with new tenants/operators are only included in periods subsequent to our acquisition of the facilities.
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

Skilled Mix Trends
The following table sets forth the skilled mix of the skilled nursing facilities included in our properties for the periods indicated.

Skilled Mix % (1)
Years Ended December 31,
2013	2012	2011	2010	2009
36.6%	38.1%	41.4%	39.5%	39.3%
(1) “Skilled Mix” is defined as the total Medicare and non-Medicaid managed care patient revenue at skilled nursing facilities divided by the total revenues at skilled nursing facilities for any given period. All facility financial performance data were derived solely from information provided by our tenants without independent verification by us and are only included for stabilized properties. All facility financial performance data are presented one quarter in arrears. We include Skilled Mix for a skilled nursing facility if it was owned by us at any time during the period presented and exclude the impact of strategic disposition candidates and facilities held for sale. Skilled Mix for facilities with new tenants/operators are only included in periods subsequent to our acquisition of the facilities.
See also the discussion above under the heading “Business—Portfolio of Healthcare Properties” for further discussion regarding the ownership of our properties and the types of healthcare facilities that comprise our properties.
Mortgage Indebtedness
Of our 121 properties held for investment, 24 are subject to mortgage indebtedness to third parties that, as of December 31, 2013, totaled approximately $141.3 million. See the discussion under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources—Mortgage Indebtedness” for further discussion regarding our mortgage indebtedness. As of December 31, 2013 and 2012, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2013	Book Value as of December 31, 2012	Weighted Average Interest Rate at December 31, 2013	Maturity Date
Fixed Rate	$54,688	$94,373	2.62%	August 2015 - June 2047
Variable Rate(1)	86,640	57,949	5.00%	August 2015
	$141,328	$152,322	4.08%

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information
Our common stock is listed on The NASDAQ Stock Market LLC and trades on the NASDAQ Global Select Market under the symbol “SBRA.” Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the NASDAQ Stock Market and the dividends paid per share of common stock.

	Sales Price		Dividends
	High	Low	Paid
2012
First Quarter	$16.99	$11.91	$0.33
Second Quarter	$17.24	$13.37	$0.33
Third Quarter	$20.90	$17.07	$0.33
Fourth Quarter	$22.86	$19.89	$0.33
2013
First Quarter	$29.14	$22.08	$0.34
Second Quarter	$32.40	$23.81	$0.34
Third Quarter	$28.54	$21.55	$0.34
Fourth Quarter	$27.77	$22.50	$0.34
At February 19, 2014, we had approximately 3,192 stockholders of record.
We did not repurchase any shares of our common stock during the year ended December 31, 2013.
On January 23, 2014, our board of directors declared a quarterly cash dividend of $0.36 per share of common stock. The dividend was paid on February 28, 2014 to stockholders of record as of February 14, 2014.
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Senior Notes Indentures and our Revolving Credit Facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the Indenture, and therefore, the amount of cash distributions we can make to our stockholders may be limited.

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the period from November 16, 2010, the first trading date after the Separation Date, through December 31, 2013. The graph assumes that $100 was invested at the close of market on November 15, 2010 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$250.00
$200.00
$150.00
$100.00
$50.00
$-
11/16/2010
12/16/2010
1/16/2011
2/16/2011
3/16/2011
4/16/2011
5/16/2011
6/16/2011
7/16/2011
8/16/2011
9/16/2011
10/16/2011
11/16/2011
12/16/2011
1/16/2012
2/16/2012
3/16/2012
4/16/2012
5/16/2012
6/16/2012
7/16/2012
8/16/2012
9/16/2012
10/16/2012
11/16/2012
12/16/2012
1/16/2013
2/16/2013
3/16/2013
4/16/2013
5/16/2013
6/16/2013
7/16/2013
8/16/2013
9/16/2013
10/16/2013
11/16/2013
12/16/2013
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments in 2011, 2012 and 2013. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2013	2012	2011	2010
	(Dollars in thousands)
Balance sheet data:
Total real estate investments, net	$915,418	$827,135	$653,377	$476,973
Loans receivable and other investments, net	$185,293	$12,017	$—	$—
Cash and cash equivalents	$4,308	$17,101	$42,250	$74,233
Total assets	$1,197,835	$916,882	$749,650	$599,599
Mortgage notes	$141,328	$152,322	$153,942	$156,913
Secured revolving credit facility	$135,500	$92,500	$—	$—
Senior unsecured notes	$414,402	$330,666	$225,000	$225,000
Total liabilities	$737,671	$611,394	$423,077	$422,026
Total stockholders' equity	$460,164	$305,488	$326,573	$177,533

	Year Ended December 31,			Separation Date through December 31, 2010
	2013	2012	2011
	(Dollars in thousands, except per share data)
Operating data:
Total revenues	$134,780	$103,170	$84,225	$8,795
Net income attributable to common stockholders	$25,749	$19,513	$12,842	$7
Net income per common share—basic	$0.69	$0.53	$0.43	$—
Net income per common share—diluted	$0.68	$0.52	$0.43	$—

Other data:
Cash flows provided by operations	$62,099	$56,252	$44,705	$6,592
Cash flows (used in) provided by investing activities	$(297,509)	$(218,650)	$(204,586)	$67,118
Cash flows provided by financing activities	$222,617	$137,249	$127,898	$523
Dividends declared and paid per common share	$1.36	$1.32	$0.96	$—

Weighted-average number of common shares outstanding, basic	37,514,637	37,061,111	30,109,417	25,110,936
Weighted-average number of common shares outstanding, diluted—net income and FFO	38,071,926	37,321,517	30,171,225	25,186,988
Weighted-average number of common shares outstanding, diluted—AFFO	38,364,727	37,829,421	30,399,132	25,645,131
FFO(1)	$59,030	$52,257	$39,433	$3,141
Diluted FFO per common share(1)	$1.55	$1.40	$1.31	$0.12
AFFO(1)	$57,942	$60,287	$47,142	$3,704
Diluted AFFO per common share(1)	$1.51	$1.59	$1.55	$0.14

(1)
We believe that net income attributable to common stockholders as defined by U.S generally accepted accounting principals (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments, non-cash interest income adjustments and amortization of debt premium), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

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
As of December 31, 2013, our investment portfolio consisted of 121 real estate properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) two acute care hospitals), 10 debt investments (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) one mezzanine loan, and (iv) two pre-development loans) and two preferred equity investments. As of December 31, 2013, our real estate properties held for investment had a total of 12,468 licensed beds, or units, spread across 27 states. As of December 31, 2013, all of our real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years.
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
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by Operating Partnership, of which we are the sole general partner, or by subsidiaries of the Operating Partnership.
Recent Transactions
Nye Portfolio
On February 14, 2014, we acquired six senior housing campuses (the “Nye Portfolio”) with a total of 673 beds/units, covering the spectrum of care (292 skilled nursing beds, 213 independent living units and 168 assisted living units) for $90.0 million. All six facilities are located within approximately 100 miles of Omaha, Nebraska. Concurrently with the purchase, we entered into a triple-net master lease agreement with affiliates of Nye Senior Services, LLC. The lease has an initial term of 10 years with four renewal options of five years each and provides for an annual rent escalator of 3.0%, resulting in annual lease revenues, determined in accordance with GAAP, of $8.0 million and an initial yield on cash rent of 7.78%.
In addition, we will pay an earn-out based on incremental portfolio value created through expansion and conversion projects. The earn-out amount will be determined based on portfolio performance following the third anniversary of the master lease.
Issuance of 2021 Notes
On January 23, 2014, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), completed an underwritten public offering of $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “2021 Notes”) pursuant to a supplemental indenture, dated January 23, 2014 (the “2021 Notes Indenture”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $341.4 million after deducting underwriting discounts and other offering expenses. The 2021 Notes mature on February 1, 2021 assuming they are not redeemed by us prior to that time in accordance with the terms of the 2021 Notes Indenture. See “Liquidity and Capital Resources—Loan Agreements.”
Tender Offer and Redemption of 2018 Notes
On January 8, 2014, we commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of our 8.125% senior notes due 2018 (the “2018 Notes”). Pursuant to the tender offer, we retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture (as defined below), the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption will result in approximately $21.6 million of tender offer and redemption related costs and write-offs for the three months ending March 31, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs.
Mortgage Debt Refinancing
On January 21, 2014, we refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by HUD at a rate of 4.25% with maturities between 2039 and 2044. As a result of these refinancings, we reduced our weighted-average effective interest rate related to our mortgage debt to 3.97% per annum from 4.08% per annum. The refinance will result in $0.5 million of write-offs for the three months ending March 31, 2014, associated with unamortized deferred financing costs.
Stoney River – Weston Interim Mortgage Loan
On November 7, 2013, we originated a $14.7 million mortgage loan with an affiliate of the First Phoenix Group (the "Weston Loan") secured by a 50-unit assisted living facility with a 35-bed skilled nursing rehabilitation unit built in 2013 and located in Weston, Wisconsin (the “Weston Facility”), of which $14.4 million was funded at closing. The Weston Loan is our fourth project under the Stoney River pipeline agreement entered into in August 2012. The Weston Facility is operated by the First Phoenix Group under the Stoney River brand. We have an option to acquire the Weston Facility from the borrower (“Sabra Purchase Option”) and the borrower has the option to require us to purchase the Weston Facility (“Borrower's Put Option”). Both the Sabra Purchase Option and the Borrower's Put Option become exercisable upon stabilization of the facility through

May 6, 2015. The Weston Loan bears interest at a rate of 9.0% per annum and matures upon the earlier to occur of (i) the exercise of the Sabra Purchase Option, (ii) the exercise of the Borrower's Put Option, (iii) in the event the Sabra Purchase Option and the Borrower's Put Option are not exercised, six months after the facility is stabilized, or (iv) November 7, 2016. The purchase price under the Sabra Purchase Option and Borrower's Put Option is formula-based and is expected to approximate market value at the time of exercise. Should we acquire ownership of the facility, we expect to enter into a long-term triple net lease with the First Phoenix Group with an expected initial cash yield of 8.23%, which is dependent on the performance of the Weston Facility. If acquired, this facility will not be part of a RIDEA-compliant joint venture.
New Dawn – Virginia Construction Loans
On October 31, 2013, we made two construction mortgage loan commitments with affiliates of New Dawn Holding Company (“New Dawn”) totaling $17.1 million for the construction of two memory care facilities in Virginia (collectively, the “New Dawn Virginia Loans”), of which $2.0 million was funded at closing. The two memory care facilities, located in Henrico, Virginia, and Williamsburg, Virginia, will each have 48 units and will be operated by New Dawn. We currently lease one memory care facility to New Dawn and are the secured lender for another facility operated by New Dawn. We have an option to acquire the facility securing each of the New Dawn Virginia Loans upon stabilization of that facility. Each of the New Dawn Virginia Loans bears interest at a rate of 10.0% per annum and matures upon the earlier to occur of (i) Sabra exercising its purchase option on the facility securing that New Dawn Virginia Loan or (ii) October 31, 2018. The purchase price under our purchase option agreement is formula-based and is expected to approximate market value at the time of exercise. Should we exercise our option to purchase these facilities, we expect to enter into a long-term triple net lease with New Dawn with an initial cash yield of at least 8.25% (subject to increase based on market conditions as of the time of exercise).
Forest Park Medical Center – Frisco
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
Forest Park Medical Center – Dallas Mortgage Loan
On October 22, 2013, we entered into a $110.0 million mortgage loan secured by Forest Park Medical Center - Dallas, an 84-bed acute care hospital located in Dallas, Texas (the “Forest Park - Dallas Mortgage Loan”). This acute care hospital contains 22 operating rooms and 84 patient rooms. The Forest Park - Dallas Mortgage Loan has a three-year term, bears interest at a fixed rate of 8.0% per annum and cannot be prepaid until the final six months of the loan term. The Forest Park - Dallas Mortgage Loan is secured by the Forest Park Medical Center - Dallas facility. In addition, we have an option at any time during the term of the loan to purchase the facility securing the Forest Park - Dallas Mortgage Loan for up to $168.0 million. The borrowers under the Forest Park - Dallas Mortgage Loan have the right, if Forest Park Medical Center - Dallas is able to achieve certain EBITDAR coverage levels, to require us to purchase the facility for up to $168.0 million. As of December 31, 2013, this option was not exercisable as the facility had not achieved those certain EBITDAR coverage levels. If either option on the facility is exercised, we would expect to assume the existing long-term triple net lease on the facility.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Sabra and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with GAAP.

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If we were determined to be the primary beneficiary of the VIE, we would consolidate investments in the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2013, we did not have any consolidated VIEs.
As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower's expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2013, none of our investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, based on the type of rights held by the limited partner(s), GAAP may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if: there is a change to the terms or in the exercisability of the rights of the limited partners; the sole general partner increases or decreases its ownership of limited partnership interests; or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
We account for the acquisition of income-producing real estate, or real estate that will be used for the production of income, as a business combination. All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments on the consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the consolidated balance sheets. Acquisition pursuit costs are expensed as incurred, and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2013, 2012 and 2011, we acquired two, 23, and 11 real estate properties, respectively, and expensed $1.5 million, $1.7 million and  $3.2 million of acquisition pursuit costs, respectively, which amounts are included in general and administrative expense on the accompanying consolidated statements of income.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the lesser of the lease term, the expected useful life of the asset on a straight-line basis and the remaining lease term of any ground leases. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of lease intangibles are included in depreciation and amortization in the consolidated statements of operations. We anticipate the estimated useful lives of our assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years.
Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We recorded a $2.5 million impairment loss during the year ended December 31, 2012 related to the asset held for sale. We did not record any impairment losses on our real estate investments during the years ended December 31, 2013 or 2011.
Rental Revenue Recognition
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
We make estimates of the collectibility of our tenant receivables related to base rents, straight-line rent and other revenues. When we analyze accounts receivable and evaluate the adequacy of the allowance for doubtful accounts, we consider such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. As of December 31, 2013 and 2012, there was no allowance for doubtful accounts recorded against our tenant receivables.
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
Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Under the agreement with our tenant pertaining to the asset held for sale as of December 31, 2012, revenues and cash flows associated with the asset held for sale will not be eliminated as a result of the ultimate disposal of the asset. Accordingly, the operations of the asset held for sale as of December 31, 2012 are not classified as discontinued operations.
Loans Receivable and Interest Income
Loans Receivable
Loans receivable are recorded at amortized cost on our consolidated balance sheets. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
We review on a quarterly basis credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. Our loans receivable are evaluated for impairment at each balance sheet date.  We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by us or our expectation that we will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan. As of December 31, 2013, all of our loans were performing and none were considered to be impaired.
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
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to our employees and our non-employee directors are recognized in the statement of income based on their estimated fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Compensation expense for awards with performance based vesting conditions is recognized based on our estimate of the ultimate value of such award after considering our expectation of future performance.
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
Results of Operations
As of December 31, 2013, our investment portfolio consisted of 121 real estate properties held for investment, 10 debt investments and two preferred equity investments. As of December 31, 2012, our investment portfolio consisted of 119 real estate properties held for investment, one asset held for sale and two mortgage loan investments.  As of December 31, 2011, our investment portfolio consisted of 97 real estate properties. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning acquired investments for an entire period and the anticipated future acquisition of additional investments. The results of operations presented are not directly comparable due to the increase in acquisition activity.

Comparison of results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
Revenues:
Rental income	$128,988	$101,742	$27,246	27%	$18,015	$9,231
Interest and other income	5,792	1,428	4,364	306%	5,107	(743)
Expenses:
Depreciation and amortization	33,281	30,263	3,018	10%	4,663	(1,645)
Interest	40,460	34,335	6,125	18%	—	6,125
General and administrative	16,423	16,104	319	2%	(188)	507
Impairment	—	2,481	(2,481)	(100)%	—	(2,481)
Other income (expense):
Loss on extinguishment of debt	(10,101)	(2,670)	(7,431)	278%	—	(7,431)
Other income (expense)	(800)	2,196	(2,996)	(136)%	—	(2,996)
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of properties acquired and loans originated after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 that is not a direct result of investments made on or after January 1, 2012.
Rental Income
During the year ended December 31, 2013, we recognized $129.0 million of rental income compared to $101.7 million for the year ended December 31, 2012. The $27.2 million increase in rental income is due to an increase of $18.0 million from properties acquired after January 1, 2012 and an increase of $9.2 million due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments during the entire year ended December 31, 2012. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the year ended December 31, 2013, we recognized $5.8 million of interest and other income, which consisted primarily of interest income earned on our 10 loans receivable investments and preferred dividends earned on our two preferred equity investments. During the year ended December 31, 2012, we recognized $1.4 million of interest income, which consisted mostly of interest income earned on three loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan.
Depreciation and Amortization
During the year ended December 31, 2013, we incurred $33.3 million of depreciation and amortization expense compared to $30.3 million for the year ended December 31, 2012. The $3.0 million net increase in depreciation and amortization was primarily due to an increase of $4.7 million from properties acquired after January 1, 2012, partially offset by a decrease of $1.6 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2013, we incurred $40.5 million of interest expense compared to $34.3 million for the year ended December 31, 2012. The $6.1 million net increase is primarily related to (i) a $6.8 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes (as defined below) and (ii) a $1.7 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding and increase in capacity under our Prior Revolving Credit Facility (as defined below) from $230.0 million to $375.0 million. The increases were offset by (i) a $0.4 million net decrease in interest expense, amortization of deferred financing costs and premium primarily related to the $113.8 million in aggregate principal amount of the outstanding 2018 Notes that were redeemed and (ii) a $2.0 million decrease in interest expense and amortization of deferred financing costs primarily due to decreased interest rates on refinanced mortgage notes and a 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes. We expect interest expense to increase due to the issuance of the 2021 Notes and fluctuate from period to period depending on the usage of the Revolving Credit Facility.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the year ended December 31, 2013, general and administrative expenses were $16.4 million compared to $16.1 million for the year ended December 31, 2012. The $0.3 million net increase is primarily related a $0.5 million net increase in payroll expenses, offset by a $0.2 million decrease in acquisition pursuit costs, from $1.7 million for the year ended December 31, 2012 to $1.5 million for the year ended December 31, 2013. The $0.5 million net increase in payroll expenses includes a $1.0 million increase in payroll expenses due in part to increased staffing and annual pay increases, offset by a $0.5 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $8.3 million for the year ended December 31, 2012 to $7.8 million for the year ended December 31, 2013, is primarily related to the change in our stock price during the year ended December 31, 2013 (an increase of $4.42 per share) compared to the year ended December 31, 2012 (an increase of $9.63 per share) associated with annual stock bonuses. We issued stock to employees who had elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Impairment Charges
We did not recognize any impairment charges during the year ended December 31, 2013. During the year ended December 31, 2012, we recognized a $2.5 million impairment charge on one asset held for sale. The impairment charge was a result of the asset being held for sale and the resulting adjustment of its net book value to estimated fair value, less estimated costs to sell.
Loss on Extinguishment of Debt
During the year ended December 31, 2013, we recognized $10.1 million of loss on debt extinguishment. Of this amount, $9.8 million related to the redemption fee paid and the write-offs of deferred financing costs and issuance premium in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then outstanding 2018 Notes and $0.3 million related to the write-offs of deferred financing costs in connection with amending and restating the Revolving Credit Facility. During the year ended December 31, 2012, we recognized $2.7 million of debt extinguishment loss due to prepayment penalty fees and the write-offs of unamortized deferred financing costs and issuance premiums associated with mortgage debt refinancing.
Other Income (Expense)
During the year ended December 31, 2013, we recognized $0.8 million in other expense as a result of adjusting the fair value of our contingent consideration liability. Of this amount, $0.6 million was related to the acquisition of the Stoney River Marshfield facility as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Consolidated Financial Statements and $0.2 million was related to the acquisition of the Forest Park - Frisco facility as described in Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements. The $1.9 million contingent consideration related to the Stoney River facility was paid in the fourth quarter of 2013 and resulted in additional rental income from the time of payment through the term of the related lease starting at an initial cash yield of 8.24%, increasing over time through annual rent escalators equal to the greater of the change in the Consumer Price Index or 3.0%. During the year ended December 31, 2012, we recognized other income of $2.2 million related to the granting of a consent to our tenant to close the facility designated as held for sale.

Comparison of results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011	Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
Revenues:
Rental income	$101,742	$80,678	$21,064	26%	$18,630	$2,434
Interest and other income	1,428	3,547	(2,119)	(60)%	1,405	(3,524)
Expenses:
Depreciation and amortization	30,263	26,591	3,672	14%	4,839	(1,167)
Interest	34,335	30,319	4,016	13%	—	4,016
General and administrative	16,104	14,473	1,631	11%	(1,682)	3,313
Impairment	2,481	—	2,481	100%	—	2,481
Other income (expense):
Loss on extinguishment of debt	(2,670)	—	(2,670)	100%	—	(2,670)
Other income (expense)	2,196	—	2,196	100%	—	2,196
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of properties acquired and loans originated after January 1, 2011.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 that is not a direct result of investments made on or after January 1, 2011.
Rental Income
During the year ended December 31, 2012, we recognized $101.7 million of rental income compared to $80.7 million for the year ended December 31, 2011. The $21.1 million increase in rental income is due to an increase of $18.6 million from properties acquired after January 1, 2011 and an increase of $2.4 million due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments as of December 31, 2011. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the year ended December 31, 2012, we recognized $1.4 million of interest income, which consisted primarily of interest income earned on three loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan. During the year ended December 31, 2011, we recognized $3.5 million of interest income, which consisted mostly of interest income earned on a defaulted mortgage note we purchased at a discount (the “Hillside Terrace Mortgage Note”), which we acquired on March 25, 2011 and which was subsequently repaid on December 5, 2011. Included in 2011 interest income is $3.0 million that we recognized in connection with the repayment of the Hillside Terrace Mortgage Note on December 5, 2011, representing the difference between our $5.3 million investment in the Hillside Terrace Mortgage Note and the repayment amount of $8.3 million.
Depreciation and Amortization
During the year ended December 31, 2012, we incurred $30.3 million of depreciation and amortization expense compared to $26.6 million for the year ended December 31, 2011. The $3.7 million net increase in depreciation and amortization was primarily due to an increase of $4.8 million from properties acquired after January 1, 2011, partially offset by a decrease of $1.2 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2012, we incurred $34.3 million of interest expense compared to $30.3 million for the year ended December 31, 2011. The $4.0 million net increase is primarily related to a $3.5 million increase in interest expense, amortization of deferred financing costs and premium related to the July 2012 issuance of the $100.0 million aggregate principal amount of 8.125% Senior Notes and a $1.4 million increase in interest expense, unused facility fees and amortization of deferred financing costs related to the amounts outstanding and increase in capacity under our Prior

Secured Revolving Credit Facility from $100.0 million to $230.0 million. These increases were offset by a decrease of $0.6 million due to the decreased interest rates on the refinanced mortgage notes and the repayment by us of one mortgage note and a decrease of $0.3 million due to a 50 basis point reduction in the interest rate spread on certain floating rate mortgage notes.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the year ended December 31, 2012, general and administrative expenses were $16.1 million compared to $14.5 million for the year ended December 31, 2011. The $1.6 million net increase is primarily related to a $3.7 million increase in stock-based compensation expense, from $4.6 million for the year ended December 31, 2011 to $8.3 million for the year ended December 31, 2012, partially offset by a $1.5 million decrease in acquisition pursuit costs, from $3.2 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012. The increase in stock-based compensation expense is primarily related to the increase in our stock price during the year ended December 31, 2012 (an increase of $9.63 per share) compared to the year ended December 31, 2011 (a decrease of $6.31 per share) associated with annual stock bonuses. In 2012 and 2011, we issued stock to employees who had elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending upon acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Impairment Charges
During the year ended December 31, 2012, we recognized a $2.5 million impairment charge on one asset held for sale. The impairment charge was a result of the asset being held for sale and the resulting adjustment of its net book value to estimated fair value, less estimated costs to sell. We did not recognize any impairment charges during the year ended December 31, 2011.
Loss on Extinguishment of Debt
During the year ended December 31, 2012, we recognized $2.7 million of debt extinguishment loss due to prepayment penalty fees and write-offs of unamortized deferred financing costs and issuance premiums associated with mortgage debt refinancing. We did not recognize any debt extinguishment loss during the year ended December 31, 2011.
Other Income (Expense)
During the year ended December 31, 2012, we recognized other income of $2.2 million related to the granting of a consent to our tenant to close the facility designated as held for sale.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments, non-cash interest income adjustments and amortization of debt premium), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments, non-cash interest income adjustments and amortization of debt premium), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts) and acquisition pursuit costs, FFO and

AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2013, 2012 and 2011, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income attributable to common stockholders	$25,749	$19,513	$12,842
Depreciation and amortization of real estate assets	33,281	30,263	26,591
Impairment	—	2,481	—

FFO	59,030	52,257	39,433

Acquisition pursuit costs	1,455	1,654	3,218
Stock-based compensation expense	7,819	8,279	4,600
Straight-line rental income adjustments	(14,709)	(4,893)	(2,092)
Amortization of deferred financing costs	3,280	2,685	1,998
Amortization of debt premium	(671)	(347)	(15)
Change in fair value of contingent consideration	800	—	—
Non-cash portion of loss on extinguishment of debt	859	628	—
Non-cash interest income adjustments	79	24	—

AFFO	$57,942	$60,287	$47,142

FFO per diluted common share	$1.55	$1.40	$1.31

AFFO per diluted common share	$1.51	$1.59	$1.55

Weighted average number of common shares outstanding, diluted:
FFO	38,071,926	37,321,517	30,171,225

AFFO	38,364,727	37,829,421	30,399,132

Set forth below is additional information related to certain other items included in net income attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Income Attributable to Common Stockholders:

•
During year ended December 31, 2013, we incurred $10.1 million of debt extinguishment loss. This amount includes $0.3 million related to write-offs of deferred financing costs in connection with the Revolving Credit Facility and $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. This entire amount of the loss on extinguishment of debt is included in FFO for the year ended December 31, 2013.

•
During year ended December 31, 2013, we incurred $0.8 million of other expense. This amounts includes $0.6 million as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Consolidated Financial Statements and $0.2 million as a result of adjusting the fair value our contingent consideration liability related to the Forest Park - Frisco facility as described in Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements. This entire amount is included in FFO for the year ended December 31, 2013.

•
During the year ended December 31, 2012, we recognized other income of $2.2 million related to the granting of a consent to our tenant to close the facility designated as held for sale. This entire amount is included in FFO and AFFO for the year ended December 31, 2012.

•
During the year ended December 31, 2012, we incurred $2.7 million of debt extinguishment loss. The $2.7 million includes $0.7 million of debt extinguishment loss due to the write-offs of unamortized deferred financing costs and $2.0 million due to prepayment penalty fees related to the mortgage notes that were refinanced during the year ended December 31, 2012. This entire amount is included in FFO and AFFO for the year ended December 31, 2012.

•
During the year ended December 31, 2011, we recognized interest income of $3.0 million and $1.4 million of expenses as a result of the repayment of the Hillside Terrace Mortgage Note on December 5, 2011. This entire amount is included in FFO for the year ended December 31, 2011.

•
During the year ended December 31, 2011, we incurred general and administrative expense of $0.3 million related to one-time start-up costs. This entire amount is included in FFO and AFFO for the year ended December 31, 2011.

Liquidity and Capital Resources
As of December 31, 2013, we had approximately $139.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $4.3 million and available borrowings under our Revolving Credit Facility of $135.1 million. The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions.
On January 23, 2014, we completed an underwritten public offering of $350.0 million aggregate principal amount of the 2021 Notes, providing net proceeds of approximately $341.4 million after deducting underwriting discounts and other offering expenses. A portion of the these proceeds was used to (i) fund a tender offer for the 2018 Notes, (ii) fund the redemption price for 2018 Notes that were not retired in the tender offer, (iii) acquire the Nye Portfolio (see “—Recent Transactions” for further details) and (iv) repay $4.5 million outstanding under our Revolving Credit Facility as of December 31, 2013. See “—Loan Agreements.”
After giving effect to the January 2014 offering of $350.0 million aggregate principal amount of 2021 Notes, the use of net proceeds therefrom for the tender offer and redemption of all of our outstanding 2018 Notes and the acquisition of the Nye Portfolio, the use of the remainder of the net proceeds to repay a portion of the borrowings outstanding under our Revolving Credit Facility, and the repayment of a $12.0 million mortgage note, we had approximately $143.9 million in liquidity, consisting of unrestricted cash and cash equivalents of $4.3 million and available borrowings under our Revolving Credit Facility of $139.6 million.
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission of up to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement. We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given that we will sell any shares under the Sales Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place. During the three months and year ended December 31, 2013, we sold 1.4 million ATM Shares, at an average price of $27.01 per share, generating gross proceeds of approximately $38.3 million, before $0.7 million of commissions. As of December 31, 2013, we had $61.7 million available under our ATM Program.
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
We believe that our available cash, operating cash flows and borrowings available to us under the Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our Senior Notes, mortgage indebtedness on our properties, and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (defined below) significantly limit our ability to use our available liquidity for these purposes.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility, future borrowings or the proceeds from issuances of common stock (including through our ATM Program), preferred stock, debt or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
Cash Flows from Operating Activities
Net cash provided by operating activities was $62.1 million for the year ended December 31, 2013. Operating cash inflows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis and our other tenants and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on our outstanding debt and payment of general and administrative expenses. Net cash provided by operating activities increased in 2013 primarily as a result of acquisitions which resulted in increased rental income, offset by $9.3 million in payments made to noteholders in June 2013 for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the year ended December 31, 2013, net cash used in investing activities was $297.5 million and consisted primarily of $126.0 million used in the acquisition of one senior housing facility and one acute care hospital, $166.0 million used to originate nine loans receivable, $7.0 million used for two preferred equity investments, and $0.8 million used for tenant improvements, partially offset by $2.2 million net proceeds from the sale of one real estate asset.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the year ended December 31, 2013, net cash provided by financing activities was $222.6 million and consisted of $138.2 million in net proceeds from the issuance of preferred stock, $200.0 million in net proceeds from the June 2013 offering of $200.0 million aggregate principal amount of 2023 Notes, $34.5 million in net proceeds related to shares sold through the ATM Program and the issuance of common stock pursuant to equity compensation arrangements (net of expenses with respect to the ATM Program), offset by the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes, $58.2 million of dividends paid to stockholders, $11.0 million of principal repayments of mortgage notes payable and $9.0 million of payments for deferred financing costs primarily related to the issuance of the 2023 Notes and the Revolving Credit Facility. In addition, during the year ended December 31, 2013, we borrowed $143.5 million on our Revolving Credit Facility and repaid $100.5 million during the same period.
Loan Agreements
2021 Notes. On January 23, 2014, the Issuers issued $350.0 million aggregate principal amount of 2021 Notes. The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $341.4 million after deducting underwriting discounts and other offering expenses. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 1, 2017, at the redemption prices set forth in the 2021 Notes Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2017, the Issuers may redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to February 1, 2017, the Issuers may redeem up to 35% of the principal amount of the 2021 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 105.5% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the 2021 Notes are not redeemed, the 2021 Notes mature on February 1, 2021.

2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
The 2023 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after June 1, 2018, at the redemption prices set forth in the supplemental indenture governing the 2023 Notes (the “2023 Notes Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to June 1, 2018, the Issuers may redeem all or a portion of the 2023 Notes at a redemption price equal to 100% of the principal amount of the 2023 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to June 1, 2016, the Issuers may redeem up to 35% of the principal amount of the 2023 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 105.375% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the 2023 Notes are not redeemed, the 2023 Notes mature on June 1, 2023.
2018 Notes. On October 27, 2010, the Issuers issued $225.0 million aggregate principal amount of 2018 Notes, resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting underwriting discounts and other offering expenses. The 2018 Notes accrue interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 2018 Notes, which were treated as a single class with the then-outstanding 2018 Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. We used a portion of the proceeds from this offering to repay the borrowings outstanding under the Prior Revolving Credit Facility. Pursuant to exchange offers completed on March 14, 2011 and November 14, 2012, respectively, the Issuers exchanged $225.0 million and $100.0 million aggregate principal amount of 2018 Notes that were issued in October 2010 and July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended.
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
On January 8, 2014, we commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of the 2018 Notes. Pursuant to the tender offer, we retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest.
The obligations under the Senior Notes (i.e., the 2018 Notes, the 2021 Notes, and the 2023 Notes) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 13, “Summarized Consolidating Information,” in the Notes to Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also includes a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required Sabra to maintain its REIT status.The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of December 31, 2013, we were in compliance with all applicable financial covenants under the 2018 Notes Indenture and 2023 Notes Indenture.
Revolving Credit Facility. On November 3, 2010, the Operating Partnership and certain subsidiaries of the Operating Partnership (together with the Operating Partnership, the “Borrowers”) entered into a secured revolving credit facility with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). On February 10, 2012, the Borrowers amended the secured revolving credit facility (as amended, “Prior Revolving Credit Facility”) to increase the borrowing capacity from $100.0 million to $200.0 million (up to $20.0 million of which may be utilized for letters of credit) and to include an accordion feature that allowed the Borrowers to increase borrowing availability under the Prior Revolving Credit Facility by up to an additional $150.0 million, subject to certain terms and conditions. On September 20, 2012, the Borrowers utilized the accordion feature to increase the borrowing capacity to $230.0 million.
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility was secured by mortgages on certain of our real estate assets, the Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets. This feature provides us with increased flexibility to increase the available borrowings under the Revolving Credit Facility. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the Revolving Credit Facility). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. As of December 31, 2013, there was $135.5 million outstanding under our Revolving Credit Facility and $135.1 million available for borrowing. Subsequent to December 31, 2013, we used a portion of the net proceeds from the offering of the 2021 Notes to repay $4.5 million of the borrowings outstanding under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. As of December 31, 2013, the interest rate on the Revolving Credit Facility was 3.17%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the year ended December 31, 2013, we incurred $1.7 million in interest expense on amounts outstanding under the Revolving Credit Facility and $1.2 million of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. Such limitations on distributions also include a limitation on the extent of allowable distributions made during a trailing four-quarter period not to exceed the greater of (a) the sum of (x) Adjusted Funds from Operations for the trailing four-quarter periods and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required us to maintain its REIT status. The Revolving Credit Facility also requires us, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2013, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.

Mortgage Indebtedness
Of our 121 properties held for investment, 24 are subject to mortgage indebtedness to third parties that, as of December 31, 2013, totaled approximately $141.3 million. As of December 31, 2013 and December 31, 2012, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2013	Book Value as of December 31, 2012	Weighted Average Interest Rate at December 31, 2013	Maturity Date
Fixed Rate	$54,688	$94,373	2.62%	August 2015 - June 2047
Variable Rate(1)	86,640	57,949	5.00%	August 2015
	$141,328	$152,322	4.08%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
Capital Expenditures
For the years ended December 31, 2013, 2012 and 2011, our aggregate capital expenditures were $0.8 million, $1.0 million, and $0.1 million, respectively. The capital expenditures for the years ended December 31, 2012 and 2011 include $14,000 and $9,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $58.2 million on our common and preferred stock during the year ended December 31, 2013. On January 23, 2014, our board of directors declared a quarterly cash dividend of $0.36 per share of common stock. The dividend was paid on February 28, 2014 to stockholders of record as of February 14, 2014. Also, on January 23, 2014, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend was paid on February 28, 2014 to stockholders of record as of the close of business on February 14, 2014.
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
Genesis
Effective December 1, 2012, Sun was acquired by Genesis, becoming a wholly owned subsidiary of Genesis. In connection with this transaction, we obtained a parent guaranty from Genesis to replace the then-existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. As of December 31, 2013, 81 of our 121 real estate properties held for investment were leased to subsidiaries of Genesis. During the years ended December 31, 2013, 2012 and 2011, 60%, 71% and 84% respectively, of our total revenues were derived from these leases. Prior to December 1, 2012, Sun was subject to the reporting requirements of the SEC and was required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Genesis is not an SEC registrant and is not subject to SEC reporting requirements. As of December 31, 2013, Genesis and its subsidiaries operated or managed 373 skilled nursing centers, 32 assisted or independent living centers and 6 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to over 1,400 affiliated and non-affiliated centers in 45 states. Genesis’s net revenues and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $4.7 billion and $591.6 million, respectively, for the year ended December 31, 2013, $3.1 billion and $359.2 million, respectively, for the year ended December 31, 2012, and $2.7 billion and $363.6 million, respectively for the year ended December 31, 2011. As of December 31, 2013 and 2012, Genesis's long-term debt, net of cash, totaled $428.0 million and $407.8 million, respectively. As of December 31, 2013 and 2012, Genesis had liquidity of approximately $153.7 million and $132.8 million, respectively, consisting of unrestricted cash and cash equivalents and available borrowings under its revolving credit facility.
We have presented below unaudited summary financial information for Genesis as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. We will make the Genesis audited financial statements available by filing those financial statements with the SEC as an exhibit to a current report on Form 8-K. As described above, Genesis has provided a parent guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. The summary financial information presented below has been provided by Genesis, remains subject to adjustment in connection with the completion and issuance of Genesis's audited financial statements and has not been independently verified by us. We have no reason to believe that such information is inaccurate in any material respect.

	Year Ended December 31, (unaudited) (in thousands)
	2013	2012	2011
Statements of Operations:
Revenues	$4,749,754	$3,078,949	$2,745,760
Operating expenses (including building expenses)	4,299,514	2,768,601	2,403,709
Net income (loss)	(177,995)	(171,274)	94,723

	As of December 31, (unaudited) (in thousands)
	2013	2012
Balance Sheets:
Cash and cash equivalents	$61,413	$50,218
Total current assets	927,027	876,012
Total current liabilities	685,683	640,255
Long-term debt, excluding current portion	473,165	446,302
Capital lease obligations, excluding current portion	972,760	1,024,340
Financing obligation, excluding current portion	2,785,103	2,668,793

Other than our significant tenant concentrations, management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 121 real estate properties held for investment as of December 31, 2013 is diversified by location across 27 states. The properties in any one state did not account for more than 13%, 14% and 16%, respectively, of our total rental revenue during the years ended December 31, 2013, 2012 and 2011.

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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of December 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2014	2015	2016	2017	2018	After 2018
Mortgage indebtedness(1)	$187,633	$7,830	$35,818	$5,681	$5,681	$5,681	$126,942
Revolving Credit Facility (2)	145,073	5,445	5,445	134,183	—	—	—
Senior Notes(3)	786,875	20,375	30,000	30,000	30,000	30,000	646,500
Contingent consideration	7,500	7,500	—	—	—	—	—
Operating lease	186	95	91	—	—	—	—
Total	$1,127,267	$41,245	$71,354	$169,864	$35,681	$35,681	$773,442

(1)
Mortgage indebtedness is presented as of December 31, 2013 after giving effect to the January 2014 refinancing of $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by HUD with maturities between 2039 and 2044 and the repayment of a $12.0 million mortgage note. Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $56.9 million, of which $2.5 million is attributable to variable interest rates.

(2)
The Revolving Credit Facility is presented as of December 31, 2013 after giving effect to the use of a portion of the proceeds from the January 2014 offering of the 2021 Notes to repay a portion of the borrowings outstanding under the Revolving Credit Facility.

(3)
Senior Notes is presented as of December 31, 2013 after giving effect to the January 2014 offering of $350.0 million aggregate principal amount of 2021 Notes and the use of net proceeds therefrom for the tender offer and redemption of all of our outstanding 2018 Notes. Senior Notes includes interest payments through the maturity date. Total interest on the Senior Notes is $236.9 million.

In addition to the above, we have committed to provide up to $105.9 million of funding related to four debt investments and two preferred equity investments. As of December 31, 2013, we had funded $35.3 million. The debt investments have maturity dates ranging from 2016 through 2018.
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

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$32,022	$32,275	$32,926	$37,557
Net income (loss) attributable to common stockholders	9,253	(3,185)	9,242	10,439
Net income (loss) per common share-basic	0.25	(0.09)	0.25	0.27
Net income (loss) per common share-diluted	0.25	(0.09)	0.24	0.27

Other data
Cash flows provided by operations	$21,603	$1,383	$26,225	$12,888
Cash flows used in investing activities	(15,311)	(19,270)	(2,791)	(260,137)
Cash flows provided by (used in) financing activities	30,172	57,092	(19,563)	154,916

Weighted-average number of common shares outstanding, basic	37,286,121	37,357,112	37,358,334	38,050,301
Weighted-average number of common shares outstanding, diluted:
Net income	37,739,964	37,357,112	37,828,573	38,680,409
FFO	37,739,964	37,834,496	37,828,573	38,680,409
AFFO	38,134,659	38,190,891	38,065,299	38,882,963

FFO(1)	$17,499	$5,037	$17,500	$18,994
FFO per diluted common share(1)	0.46	0.13	0.46	0.49
AFFO(1)	16,559	5,644	16,261	19,478
AFFO per diluted common share(1)	0.43	0.15	0.43	0.50

Reconciliation of FFO and AFFO
Net income (loss) attributable to common stockholders	$9,253	$(3,185)	$9,242	$10,439
Add:
Depreciation of real estate assets	8,246	8,222	8,258	8,555

FFO	17,499	5,037	17,500	18,994

Acquisition pursuit costs	197	229	281	748
Stock-based compensation	2,474	1,459	1,276	2,610
Straight-line rental income adjustments	(3,683)	(3,617)	(3,536)	(3,873)
Amortization of deferred financing costs	766	823	806	885
Amortization of debt premium	(199)	(202)	(134)	(136)
Change in fair value of contingent consideration	(500)	1,400	(300)	200
Non-cash portion of loss on extinguishment of debt	—	508	351	—
Non-cash interest income adjustments	5	7	17	50

AFFO	$16,559	$5,644	$16,261	$19,478

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$23,727	$25,117	$26,038	$28,288
Net income attributable to common stockholders	4,405	5,923	5,226	3,959
Net income per common share-basic	0.12	0.16	0.14	0.11
Net income per common share-diluted	0.12	0.16	0.14	0.11

Other data
Cash flows provided by operations	$16,464	$7,623	$23,815	$8,350
Cash flows used in investing activities	(40,209)	(37,247)	(43,744)	(97,450)
Cash flows (used in) provided by financing activities	(15,830)	30,059	47,296	75,724

Weighted-average number of common shares outstanding, basic	37,035,970	37,147,942	37,178,162	37,106,473
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	37,058,886	37,191,687	37,465,114	37,594,583
AFFO	37,284,423	37,538,337	37,748,716	37,917,964

FFO(1)	$11,708	$13,480	$12,722	$14,347
FFO per diluted common share(1)	0.32	0.36	0.34	0.38
AFFO(1)	13,995	15,665	14,868	15,759
AFFO per diluted common share(1)	0.38	0.42	0.39	0.42

Reconciliation of FFO and AFFO
Net income	$4,405	$5,923	$5,226	$3,959
Add:
Depreciation of real estate assets	7,303	7,557	7,496	7,907
Impairment	—	—	—	2,481

FFO	11,708	13,480	12,722	14,347

Acquisition pursuit costs	491	381	367	415
Stock-based compensation	2,203	1,639	1,907	2,530
Straight-line rental income adjustments	(969)	(721)	(1,167)	(2,036)
Amortization of deferred financing costs	566	631	720	768
Amortization of debt premium	(4)	(4)	(143)	(196)
Non-cash portion of loss on extinguishment of debt	—	250	453	(75)
Non-cash interest income adjustments	—	9	9	6

AFFO	$13,995	$15,665	$14,868	$15,759

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments, non-cash interest income adjustments and amortization of debt premium), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations-Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of December 31, 2013, after giving effect to the January 2014 offering of $350.0 million aggregate principal amount of 2021 Notes, the use of net proceeds therefrom for the tender offer and redemption of all of our outstanding 2018 Notes and the use of the remainder of the net proceeds to repay a portion of the borrowings outstanding under our Revolving Credit Facility, the refinancing of $44.8 million of mortgage notes and the repayment of a $12.0 million mortgage note, this indebtedness included the $550.0 million aggregate principal amount of Senior Notes outstanding and $130.8 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. Approximately $30.0 million of our outstanding mortgage indebtedness as of December 31, 2013 had a variable interest rate. In addition, as of December 31, 2013, after giving effect to the January 2014 offering of $350.0 million aggregate principal amount of 2021 Notes, the use of net proceeds therefrom for the tender offer and redemption of all of our outstanding 2018 Notes and the use of the remainder of the net proceeds to repay a portion of the borrowings outstanding under our Revolving Credit Facility, we also had $131.0 million outstanding under our Revolving Credit Facility and $139.6 million available for borrowing. From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would increase $1.4 million for the twelve months following December 31, 2013. As of December 31, 2013, the index underlying our variable rate mortgages was below 100 basis points and if this index would have decreased to zero during the 12 months ended December 31, 2013, interest expense on our variable rate debt would decrease by $0.2 million.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2013 based on the maturity dates (dollars in thousands):

	Maturity
	2014	2015	2016	2017	2018	Thereafter	Total Book Value (1)	Total Fair Value
Mortgage Indebtedness
Fixed rate	$1,567	$1,607	$1,647	$1,688	$1,730	$46,449	$54,688	$45,306
Weighted average effective interest rate	2.62%	2.62%	2.62%	2.62%	2.62%	2.60%	2.62%
Variable rate	$2,172	$84,468	$—	$—	$—	$—	$86,640	$85,316
Weighted average effective interest rate	5.00%	5.00%	—%	—%	—%	—%	5.00%
Secured Revolving Credit Facility	$—	$—	$135,500	$—	$—	$—	$135,500	$135,500
Weighted average effective interest rate	—%	—%	3.17%	—%	—%	—%	3.17%
Senior Unsecured Notes	$—	$—	$—	$—	$211,250	$200,000	$411,250	$421,122
Weighted average effective interest rate	—%	—%	—%	—%	5.375%	7.75%	6.6%
(1) Total book value for Senior Notes does not include premium of $3.2 million as of December 31, 2013.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this 10-K. See also “Item 7. Management’s Discussion and Analysis—Quarterly Financial Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a−15(f) and 15d−15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules
The following financial statement schedules are included herein at pages F-40 through F-46 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

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

2.2
Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).†

2.3
Purchase and Sale Agreement and Joint Escrow Instructions, dated October 22, 2013, by and between FPMC Frisco Realty Partners, LP and Sabra Texas Holdings, L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 22, 2013).†

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

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

4.1.5
Fifth Supplemental Indenture, dated January 11, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other subsidiaries of Sabra Health Care REIT, Inc. named therein, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 6, 2013).

4.1.6
Sixth Supplemental Indenture, dated January 23, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

4.2	Form of 8.125% Senior Note due 2018 (included in Exhibit 4.1).

4.3
Form of Specimen Certificate for Sabra Health Care REIT, Inc.'s 7.125% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

4.4
Indenture, dated as of May 23, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 23, 2013).

4.4.1
First Supplemental Indenture, dated May 23, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo National Bank Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 23, 2013).

4.4.2
Second Supplemental Indenture, dated January 8, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

4.4.3
Third Supplemental Indenture, dated January 23, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014)

4.5	Form of 5.375% senior note due 2023 (included in Exhibit 4.4.1).

4.6	Form of 5.5% senior note due 2021 (included in Exhibit 4.4.3).

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

10.5.1
First Amendment to the Limited Partnership Agreement by Sabra Health Care REIT, Inc. and Sabra Health Care, LLC, dated March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

10.6
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

10.6.1
First Amendment to Amended and Restated Credit Agreement, dated October 15, 2013, by and among Sabra Health Care Limited Partnership, as Borrower; Sabra Health Care REIT, Inc., as REIT Guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 22, 2013).

10.7
Loan Agreement, dated as of October 22, 2013, by and among Forest Park Realty Partners III, LP, BT Forest Park Realty Partners, LP, and Sabra Texas Holdings, L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 22, 2013).

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

10.14+	Sabra Health Care REIT, Inc. Directors' Compensation Policy (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 8, 2012).

10.15+	Sabra Health Care REIT, Inc. 2013 Bonus Plan (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on March 14, 2013).

10.16*+	Sabra Health Care REIT, Inc. 2014 Bonus Plan.

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Designates a management compensation plan, contract or arrangement.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders
Sabra Health Care REIT, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sabra Health Care REIT, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 28, 2014

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012

Assets
Real estate investments, net of accumulated depreciation of $151,078 and $129,479 as of December 31, 2013 and 2012, respectively	$915,418	$827,135
Loans receivable and other investments, net	185,293	12,017
Cash and cash equivalents	4,308	17,101
Restricted cash	5,352	4,589
Deferred tax assets	24,212	24,212
Assets held for sale, net	—	2,215
Prepaid expenses, deferred financing costs and other assets	63,252	29,613
Total assets	$1,197,835	$916,882
Liabilities and stockholders’ equity
Mortgage notes	$141,328	$152,322
Secured revolving credit facility	135,500	92,500
Senior unsecured notes	414,402	330,666
Accounts payable and accrued liabilities	22,229	11,694
Tax liability	24,212	24,212
Total liabilities	737,671	611,394
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 and zero shares issued and outstanding as of December 31, 2013 and 2012, respectively	58	—
Common stock, $.01 par value; 125,000,000 shares authorized, 38,788,745 and 37,099,209 shares issued and outstanding as of December 31, 2013 and 2012, respectively	388	371
Additional paid-in capital	534,639	353,861
Cumulative distributions in excess of net income	(74,921)	(48,744)
Total stockholders’ equity	460,164	305,488
Total liabilities and stockholders’ equity	$1,197,835	$916,882
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$128,988	$101,742	$80,678
Interest and other income	5,792	1,428	3,547

Total revenues	134,780	103,170	84,225

Expenses:
Depreciation and amortization	33,281	30,263	26,591
Interest	40,460	34,335	30,319
General and administrative	16,423	16,104	14,473
Impairment	—	2,481	—

Total expenses	90,164	83,183	71,383

Other income (expense):
Loss on extinguishment of debt	(10,101)	(2,670)	—
Other (expense) income	(800)	2,196	—

Total other income (expense)	(10,901)	(474)	—

Net income	33,715	19,513	12,842

Preferred stock dividends	(7,966)	—	—

Net income attributable to common stockholders	$25,749	$19,513	$12,842

Net income attributable to common stockholders, per:

Basic common share	$0.69	$0.53	$0.43

Diluted common share	$0.68	$0.52	$0.43

Weighted-average number of common shares outstanding, basic	37,514,637	37,061,111	30,109,417

Weighted-average number of common shares outstanding, diluted	38,071,926	37,321,517	30,171,225

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts	Shares	Amounts

Balance, December 31, 2010	—	$—	25,061,072	$251	$177,275	$7	$177,533
Net income	—	—	—	—	—	12,842	12,842
Amortization of stock-based compensation	—	—	—	—	4,600	—	4,600
Common stock issuance	—	—	11,830,640	118	163,120	—	163,238
Common dividends ($0.96 per share)	—	—	—	—	—	(31,640)	(31,640)
Balance, December 31, 2011	—	—	36,891,712	369	344,995	(18,791)	326,573

Net income	—	—	—	—	—	19,513	19,513
Amortization of stock-based compensation	—	—	—	—	8,817	—	8,817
Common stock issuance	—	—	207,497	2	49	—	51
Common dividends ($1.32 per share)	—	—	—	—	—	(49,466)	(49,466)
Balance, December 31, 2012	—	—	37,099,209	371	353,861	(48,744)	305,488

Net income	—		—	—	—	33,715	33,715
Amortization of stock-based compensation	—	—	—	—	8,707	—	8,707
Preferred stock issuance	5,750,000	58	—	—	138,192	—	138,250
Common stock issuance	—	—	1,689,536	17	33,879	—	33,896
Preferred dividends	—	—	—	—	—	(7,966)	(7,966)
Common dividends ($1.36 per share)	—	—	—	—	—	(51,926)	(51,926)
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$460,164

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$33,715	$19,513	$12,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,281	30,263	26,591
Non-cash interest income adjustments	79	24	—
Amortization of deferred financing costs	3,280	2,685	1,998
Stock-based compensation expense	7,819	8,279	4,600
Amortization of premium	(671)	(347)	(15)
Non-cash loss on extinguishment of debt	859	628	—
Straight-line rental income adjustments	(14,709)	(4,893)	(2,092)
Impairment charge	—	2,481	—
Change in fair value of contingent consideration	200	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,459)	(82)	(1,035)
Accounts payable and accrued liabilities	5,430	1,321	5,695
Restricted cash	(3,725)	(3,620)	(3,879)

Net cash provided by operating activities	62,099	56,252	44,705
Cash flows from investing activities:
Acquisitions of real estate	(125,955)	(205,424)	(204,500)
Origination of loans receivable	(165,960)	(22,180)	—
Preferred equity investments	(7,038)	—	—
Acquisition of note receivable	—	—	(5,348)
Additions to real estate	(764)	(1,046)	(86)
Repayment of note receivable	—	10,000	5,348
Proceeds from sale of real estate	2,208	—	—

Net cash used in investing activities	(297,509)	(218,650)	(204,586)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	200,000	106,000	—
Principal payments on senior unsecured notes	(113,750)	—	—
Proceeds from secured revolving credit facility	143,500	135,000	—
Payments on secured revolving credit facility	(100,500)	(42,500)	—
Proceeds from mortgage notes	—	56,651	—
Principal payments on mortgage notes	(10,994)	(62,226)	(3,027)
Payments of deferred financing costs	(8,954)	(6,800)	(677)
Payment of contingent consideration	(1,300)	—	—
Issuance of preferred stock	138,249	—	—
Issuance of common stock	34,517	53	163,242
Dividends paid on common and preferred stock	(58,151)	(48,929)	(31,640)

Net cash provided by financing activities	222,617	137,249	127,898

Net decrease in cash and cash equivalents	(12,793)	(25,149)	(31,983)
Cash and cash equivalents, beginning of period	17,101	42,250	74,233

Cash and cash equivalents, end of period	$4,308	$17,101	$42,250
Supplemental disclosure of cash flow information:
Interest paid	$38,541	$32,613	$28,557

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of December 31, 2013, Sabra’s portfolio included 121 properties held for investment (consisting of (i) 96 skilled nursing/post-acute facilities, (ii) 23 senior housing facilities, and (iii) two acute care hospitals), 10 debt investments (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) one mezzanine loan, and (iv) two pre-development loans) and two preferred equity investments.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. At December 31, 2013, the Company did not have any consolidated VIEs.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2013, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2013, 2012 and 2011, the Company acquired two, 23, and 11 real estate properties, respectively, and expensed $1.5 million, $1.7 million and  $3.2 million of acquisition pursuit costs, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the lesser of the lease term, the expected useful life of the asset on a straight-line basis and the remaining lease term of any ground leases. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of lease intangibles are included in depreciation and amortization in the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years.
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded a $2.5 million impairment loss during the year ended December 31, 2012 related to the asset held for sale. The Company did not record any impairment losses on its real estate investments during the years ended December 31, 2013 or 2011.
Rental Revenue Recognition
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
The Company makes estimates of the collectibility of its tenant receivables related to base rents, straight-line rent and other revenues. When the Company analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. As of December 31, 2013 and 2012, there was no allowance for doubtful accounts recorded against the Company's tenant receivables.
Assets Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “assets held for sale” for all periods presented in the accompanying consolidated financial statements. Mortgage notes payable and other liabilities related to real estate held for sale are classified as “liabilities related to assets held for sale” for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2012, the Company determined that one property with an aggregate book value of $2.2 million met the held for sale criteria. The asset held for sale was sold on February 1, 2013 for $2.2 million. As of December 31, 2013, the Company did not have any assets held for sale.
Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Under the agreement with the Company's tenant pertaining to the Company’s asset held for sale as of December 31, 2012, revenues and cash flows associated with the asset held for sale would not be eliminated as a result of the ultimate disposal of the asset. Accordingly, the operations of the asset held for sale as of December 31, 2012 were not classified as discontinued operations.
Loans Receivable and Interest Income
Loans Receivable
The Company’s loans receivable are recorded at amortized cost on the accompanying consolidated balance sheets. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
The Company reviews on a quarterly basis credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The Company’s loans receivable are evaluated for impairment at each balance sheet date.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by the Company or the Company’s expectation that it will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan. As of December 31, 2013, all of the Company’s loans were performing and none were considered to be impaired.
Interest Income
Interest income on the Company’s loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines that the collection of interest according to the contractual terms of the loan is probable, the Company will resume the accrual of interest. As of December 31, 2013, no loan investments have been placed on nonaccrual status.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2013. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits all funds.
Restricted Cash
Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts to the tenants and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet. As of December 31, 2013 and 2012, restricted cash totaled $5.4 million and $4.6 million, respectively, and restricted cash obligations totaled $3.5 million and $2.3 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees and its non-employee directors are recognized in the statements of income based on their estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Compensation expense for awards with performance based vesting conditions is recognized based on the Company's estimate of the ultimate value of such award after considering the Company's expectations of future performance.
Deferred Financing Costs
Deferred financing costs representing fees paid to third parties to obtain financing are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2013 and 2012, the Company’s deferred financing costs were included in prepaid expenses, deferred financing costs and other assets on the accompanying consolidated balance sheets and totaled $15.4 million and $12.4 million, respectively, net of amortization.

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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 12, “Earnings Per Common Share” to the Consolidated Financial Statements.
Industry Segments
The Company has one reportable segment consisting of investments in healthcare-related real estate properties.
Beds, Units and Other Measures
The number of beds, units and other measures used to describe the Company’s real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

3.	RECENT REAL ESTATE ACQUISITIONS
During the year ended December 31, 2013, the Company acquired one senior housing facility and one acute care hospital for total consideration of $122.8 million. The consideration was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Consideration
$5,563	$114,666	$2,196	$349	$122,774

The tenant origination and absorption costs intangibles and tenant relationship intangibles acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 18 years and 28 years, respectively.
For the year ended December 31, 2013, the Company recognized $2.9 million and $1.0 million of total revenues and net income attributable to common stockholders, respectively, from these properties.

Forest Park - Frisco Contingent Consideration
On October 22, 2013, the Company purchased Forest Park Medical Center - Frisco, a 54-bed acute care hospital located in Frisco, Texas. The total purchase price was $119.8 million, of which approximately $10.5 million is being held in escrow. This amount will be held in escrow for up to 20 months and the amount ultimately released from escrow is contingent on the tenant achieving certain performance hurdles. The seller will be paid a fee of $0.5 million per annum during the escrow period. As of October 22, 2013, the amount the Company expected to release from escrow was valued at $7.3 million and is treated as contingent consideration. As of December 31, 2013, based on the performance of the facility the contingent consideration liability is estimated at $7.5 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2013, the $10.5 million held in escrow is included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. During the year ended December 31, 2013, the Company recorded an adjustment to the contingent consideration liability of $0.2 million and included this amount in other expense on the accompanying consolidated statements of income.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$737,188	$(132,068)	$605,120
Senior Housing	23	1,518	153,247	(13,337)	139,910
Acute Care Hospitals	2	124	175,807	(5,520)	170,287

	121	12,468	1,066,242	(150,925)	915,317
Corporate Level			254	(153)	101
			$1,066,496	$(151,078)	$915,418

As of December 31, 2012

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$746,510	$(116,426)	$630,084
Senior Housing	22	1,486	148,210	(9,949)	138,261
Acute Care Hospital	1	70	61,640	(3,001)	58,639
	119	12,382	956,360	(129,376)	826,984
Corporate Level			254	(103)	151
			$956,614	$(129,479)	$827,135

	December 31, 2013	December 31, 2012
Building and improvements	$879,926	$782,221
Furniture and equipment	50,567	43,810
Land improvements	4,392	4,535
Land	131,611	126,048
	1,066,496	956,614
Accumulated depreciation	(151,078)	(129,479)
	$915,418	$827,135
Stoney River Marshfield Earn Out
On December 18, 2012, the Company acquired a 60-bed assisted living facility, located in Marshfield, Wisconsin ("Stoney River Marshfield"), for $8.2 million through a triple-net sale-leaseback transaction with First Phoenix Group, LLC ("First Phoenix"). At the time of purchase, the facility was not completely stabilized and as such the Company and First Phoenix agreed to an earn out arrangement whereby the Company would pay First Phoenix additional consideration in the future contingent on the performance of the facility. The Company estimated the contingent consideration liability at $1.3 million at the time of purchase. Based on performance of the facility, the Company paid First Phoenix $1.9 million of additional consideration during the year ended December 31, 2013 and recorded additional expense of $0.6 million, which is included in other income (expense) on the accompanying consolidated statements of income.
Operating Leases
As of December 31, 2013, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years. As of December 31, 2013, the leases had a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $1.6 million and $1.1 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, 81 of the Company’s 121 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of December 31, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2014	$126,182
2015	129,218
2016	132,263
2017	135,543
2018	138,909
Thereafter	894,424

$1,556,539

5.	TENANT ORIGINATION AND ABSORPTION COSTS AND TENANT RELATIONSHIP ASSETS
As of December 31, 2013 and 2012, the Company’s tenant origination and absorption costs and tenant relationship assets were as follows (in thousands):

	Tenant Origination and Absorption Costs		Tenant Relationship
	December 31,
	2013	2012	2013	2012
Cost	$8,884	$6,688	$1,900	$1,551
Accumulated amortization	(837)	(344)	(106)	(38)

Net amount	$8,047	$6,344	$1,794	$1,513
Decreases in net income as a result of amortization of the Company’s tenant origination and absorption costs and tenant relationship assets for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Tenant Relationship
	For the Year Ended December 31,
	2013	2012	2013	2012

Amortization	$(493)	$(269)	$(68)	$(31)
 The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2013 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Tenant Relationship

2014	$591	$79
2015	591	79
2016	591	79
2017	591	79
2018	591	79
Thereafter	5,092	1,399

	$8,047	$1,794

Weighted-Average Remaining Amortization Period	14.8 years	23.3 years

6.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2013, the Company’s loans receivable consisted of the following (dollars in thousands):

Loan Type	Number of Loans	Facility Type	Principal Balance as of December 31, 2013	Book Value as of December 31, 2013	Weighted Average Contractual Interest Rate	Weighted Average Annualized Effective Interest Rate	Maturity Date
Mortgage	4	Skilled Nursing / Senior Housing / Acute Care Hospital	$148,925	$149,450	8.2%	8.1%	10/31/16 - 1/31/18
Construction	3	Acute Care Hospital / Memory Care	13,945	14,283	7.7%	7.6%	9/30/16 - 10/31/18
Mezzanine	1	Skilled Nursing	12,350	12,410	12.0%	11.5%	12/27/14
Pre-development	2	Senior Housing	1,338	1,366	9.0%	8.4%	8/16/15 - 9/13/16
	10		$176,558	$177,509	8.4%	8.3%

Recent Loan Originations
On November 7, 2013, the Company originated a $14.7 million mortgage loan with an affiliate of the First Phoenix Group (the “Weston Loan”) secured by a 50-unit assisted living facility with a 35-bed skilled nursing rehabilitation unit built in 2013 and located in Weston, Wisconsin (the “Weston Facility”), of which $14.4 million was funded at closing and remains outstanding as of December 31, 2013. The Weston Facility is operated by the First Phoenix Group under the Stoney River brand. The Company has an option to acquire the Weston Facility from the borrower (“Sabra Purchase Option”) and the borrower has the option to require the Company to purchase the Weston Facility (“Borrower's Put Option”). Both the Sabra Purchase Option and the Borrower's Put Option become exercisable upon stabilization of the facility through May 6, 2015. The Weston Loan bears interest at a rate of 9.0% per annum and matures upon the earlier to occur of (i) the exercise of the Sabra Purchase Option, (ii) the exercise of the Borrower's Put Option, (iii) in the event the Sabra Purchase Option and the Borrower's Put Option are not exercised, six months after the facility is stabilized, or (iv) November 7, 2016. The purchase price under the Sabra Purchase Option and Borrower's Put Option is formula-based and is expected to approximate market value at the time of exercise. Should the Company acquire the ownership of the facility, the Company expects to enter into a long-term triple net lease with the First Phoenix Group, which is dependent on the performance of the Weston Facility.
On October 31, 2013, the Company made two construction mortgage loan commitments with affiliates of New Dawn Holding Company (“New Dawn”) totaling $17.1 million for the construction of two memory care facilities in Virginia (collectively, the “New Dawn Virginia Loans”), of which $2.0 million was funded at closing. The two memory care facilities, located in Henrico, Virginia, and Williamsburg, Virginia, will each have 48 units and will be operated by New Dawn. The Company has an option to acquire the facility securing each of the New Dawn Virginia Loans upon stabilization of that facility. Each of the New Dawn Virginia Loans bears interest at a rate of 10.0% per annum and matures upon the earlier to occur of (i) Sabra exercising its purchase option on the facility securing that New Dawn Virginia Loan or (ii) October 31, 2018. The purchase price under the Company's purchase option agreement is formula-based and is expected to approximate market value at the time of exercise. If the Company were to exercise its option to purchase these facilities, the Company expects to enter into a long-term triple net lease with New Dawn. As of December 31, 2013, the Company had funded $2.1 million under the New Dawn Virginia Loans.
On October 22, 2013, the Company entered into a $110.0 million mortgage loan secured by Forest Park Medical Center - Dallas, an 84-bed acute care hospital located in Dallas, Texas (the “Forest Park - Dallas Mortgage Loan”). This acute care hospital contains 22 operating rooms and 84 patient rooms. The Forest Park - Dallas Mortgage Loan has a three-year term, bears interest at a fixed rate of 8.0% per annum and cannot be prepaid until the final six months of the loan term. The Forest Park - Dallas Mortgage Loan is secured by the Forest Park Medical Center - Dallas facility. In addition, the Company has an option at any time during the term of the loan to purchase the facility securing the Forest Park - Dallas Mortgage Loan for up to $168.0 million. The borrowers under the Forest Park - Dallas Mortgage Loan have the right, if Forest Park Medical Center - Dallas is able to achieve certain EBITDAR coverage levels, to require the Company to purchase the facility for up to $168.0 million. As of December 31, 2013, this option was not exercisable as the facility had not achieved those certain EBITDAR coverage levels. If either option on the facility were exercised, the Company would expect to assume the existing long-term triple net lease on the facility.
On September 30, 2013, the Company entered into an agreement to provide up to $66.8 million of construction financing to FPMC Fort Worth Realty Partners, LP (“Forest Park - Fort Worth”) for the construction of a 54-bed acute care hospital with 12 operating rooms, a medical office building and associated parking structure located in Fort Worth, Texas (the “Forest Park -

Fort Worth Construction Mortgage Loan”). Also on September 30, 2013, the Company funded $0.5 million of this loan with available cash. Construction of the facility is expected to be completed by mid-2014. The Forest Park - Fort Worth Construction Mortgage Loan has a three-year term and bears interest at a fixed rate of 7.25% per annum, with an option to extend the term for a fourth year with a fixed rate increasing to 8% per annum. The Forest Park - Fort Worth Construction Mortgage Loan will be secured by the facility when built and is partially guaranteed by two founding members of the Forest Park Medical Center system. In addition, the Company has an option to purchase the acute care hospital and associated parking structure starting 12 months after the facility receives a certificate of occupancy through and until the maturity date of the loan, subject to certain limited rights of the borrower. The purchase price under the purchase option agreement will be calculated by dividing the contractual rent due under the existing lease for the facility over the twelve months following closing by the greater of (i) 8.75% and (ii) the sum of (x) the then current 10-year Treasury rate and (y) 525 basis points. If the purchase option on the facility were exercised, the Company would expect to assume the existing long-term triple net lease on the facility. As of December 31, 2013, the Company had funded $11.9 million under the Forest Park - Fort Worth Construction Loan.
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
On January 31, 2013, the Company entered into a $12.8 million mortgage loan agreement with New Dawn secured by a first trust deed on a 48-unit memory care facility located in Sun City West, Arizona ("Sun City West Mortgage Loan"). The Sun City West Mortgage Loan has a five-year term, bears interest at a fixed rate of 9.0% per annum and cannot be prepaid during the first 3 years of the loan term. In addition, beginning April 2014, the Company has an option to purchase the facility securing the Sun City West Mortgage Loan for a price equal to the greater of (a) the annualized EBITDAR of the facility for the trailing three months prior to option exercise, divided by an EBITDAR coverage ratio of 1.30 and further divided by an implied lease rate of 8.25% (subject to adjustment up to 9.00%), and (b) $15.0 million. In the event the Company exercises the purchase option, the Company would expect to enter into a long-term lease with affiliates of New Dawn. The facility was built in 2012 and is operated by affiliates of New Dawn.
Other Investments
On March 5, 2013, the Company entered into an agreement to provide up to $7.2 million of preferred equity funding to an affiliate of Meridian Realty Advisors, L.P. (“Meridian”) for the construction of a 141-bed skilled nursing facility and a 52-unit memory care facility in Austin, Texas (collectively, the “Bee Cave Preferred Equity Investments”), of which $4.3 million was funded on March 5, 2013. In addition, the Company received an option to purchase the skilled nursing facility on or after the earlier to occur of the facility achieving and maintaining 90% occupancy for three consecutive months, or 36 months after receiving the certificate of occupancy for the facility. The Company also received an option to purchase the memory care facility that is not expected to be exercised as it is subordinate to a purchase option given to the manager of the memory care facility. In the event the Company were to exercise the purchase option on the skilled nursing facility, the Company would expect to lease the facility to Meridian under a long-term, triple net lease. The Company's preferred equity investment with respect to the skilled nursing facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option, or 18 months after receiving a certificate of occupancy for the facility. The Company's preferred equity investment with respect to the memory care facility provides for an annual 15% preferred rate of return, which accrues on a quarterly compounding basis with payment of the preferred return deferred until the earlier of the closing under the purchase option (whether by the manager of the facility or by the Company), or 30 months after receiving a certificate of occupancy for the facility. In the event the applicable purchase option is not exercised, the Company has the right to require Meridian to redeem the Company's investment, including the accrued preferred returns associated with such investment, within 180 days. As of December 31, 2013, the Company had funded $6.9 million under the Bee Cave Preferred Equity Investments.

7.	DEBT

Mortgage Indebtedness. The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2013	Book Value as of December 31, 2012	Weighted Average Interest Rate at December 31, 2013	Maturity Date
Fixed Rate	$54,688	$94,373	2.62%	August 2015 - June 2047
Variable Rate(1)	86,640	57,949	5.00%	August 2015
	$141,328	$152,322	4.08%

(1) Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% floor).
 5.5% Notes due 2021. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten offering of $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “2021 Notes”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $341.4 million after deducting underwriting discounts and other offering expenses. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year. The net proceeds from the sale of the 2021 Notes were used to (i) fund a tender offer for the 2018 Notes, (ii) fund the redemption price for 2018 Notes that were not retired in the Tender Offer, (iii) acquire the Nye Portfolio (see Note 16, “Subsequent Events,” for additional information) and (iv) repay $4.5 million outstanding under Sabra’s amended and restated revolving credit facility.
The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 1, 2017, at the redemption prices set forth in the 2021 Notes Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2017, the Issuers may redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to February 1, 2017, the Issuers may redeem up to 35% of the principal amount of the 2021 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 105.5% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the 2021 Notes are not redeemed, the 2021 Notes mature on February 1, 2021.
5.375% Notes Due 2023. On May 23, 2013, the Issuers completed an underwritten public offering of $200.0 million aggregate principal amount of 5.375% senior unsecured notes (the “2023 Notes”). The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
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
8.125% Notes due 2018. On October 27, 2010, the Issuers issued $225.0 million aggregate principal amount of 8.125% senior unsecured notes (the “2018 Notes”), resulting in gross proceeds of $225.0 million and net proceeds of approximately $219.9 million after deducting underwriting discounts and other offering expenses. The 2018 Notes accrue interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
On July 26, 2012, the Issuers issued an additional $100.0 million aggregate principal amount of 2018 Notes, which were treated as a single class with then-outstanding 2018 Notes. The notes were issued at 106.0% providing net proceeds of $103.0 million after underwriting costs and other offering expenses and a yield-to-maturity of 6.92%. The Company used a portion of the proceeds from this offering to repay the borrowings outstanding under the Prior Revolving Credit Facility (defined below).

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
On January 8, 2014, the Company commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of the 2018 Notes. Pursuant to the tender offer, we retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption will result in approximately $21.6 million of tender offer and redemption related costs and write-offs for the three months ending March 31, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs.
The obligations under the 2018 Notes, 2021 Notes and 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 13, “Summarized Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status.The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of December 31, 2013.
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
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to $225.0 million, subject to terms and conditions. While the Prior Revolving Credit Facility was secured by mortgages on certain of the Company's real estate assets, the Revolving Credit Facility is secured by pledges of equity by the Company's wholly-owned subsidiaries that own certain of the Company's real estate assets. This feature provides the Company with increased flexibility to increase the available borrowings under the Revolving Credit Facility. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the Revolving Credit Facility). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. As of December 31, 2013, there was $135.5 million outstanding under the Revolving Credit Facility and $135.1 million available for borrowing. Subsequent to December 31, 2013, the Company used a portion of the net proceeds from the offering of the 2021 Notes to repay $4.5 million of the borrowings outstanding under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. As of December 31, 2013, the interest rate on the Revolving Credit Facility was 3.17%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the year ended December 31, 2013, the Company incurred $1.7 million in interest expense on amounts outstanding under the Revolving Credit Facility and $1.2 million of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. Such limitations on distributions also include a limitation on the extent of allowable distributions made during a trailing four-quarter period not to exceed the greater of (a) the sum of (x) Adjusted Funds from Operations for the trailing four-quarter periods and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2013, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Interest Expense. During the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense of $40.5 million, $34.3 million and $30.3 million, respectively. Included in interest expense for the years ended December 31, 2013, 2012 and 2011, was $3.3 million, $2.7 million and $2.0 million, respectively, of deferred financing costs amortization. As of December 31, 2013 and 2012, the Company had $4.7 million and $5.4 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Extinguishment of Debt. During the year ended December 31, 2013, the Company recognized $10.1 million of debt extinguishment loss due to the redemption premium and write-offs of unamortized deferred financing costs and issuance premium associated with the redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and write-offs of unamortized deferred financing costs associated with the Revolving Credit Facility. During the year ended December 31, 2012, the Company recognized $2.7 million of debt extinguishment loss due to the write-offs of unamortized deferred financing costs and prepayment penalty fees associated with mortgage debt refinancing.
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2013 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Secured Revolving Credit Facility (2)	Total
2014	$3,739	$—	$—	$3,739
2015	86,075	—	—	86,075
2016	1,647	—	135,500	137,147
2017	1,688	—	—	1,688
2018	1,730	211,250	—	212,980
Thereafter	46,449	200,000	—	246,449
	$141,328	$411,250	$135,500	$688,078

(1) Outstanding principal balance for Senior Notes does not include premium of $3.2 million as of December 31, 2013.
(2) Subject to a one-year extension option.

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
Loans receivable: These instruments are presented in the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair value of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, the underlying collateral value and other credit enhancements.
Preferred equity investments: These instruments are presented in the accompanying consolidated balance sheets at their cost and not at fair value. The fair value of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2013 and December 31, 2012 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2013			December 31, 2012
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$176,558	$177,509	$176,985	$11,965	$12,017	$12,826
Preferred equity investments	7,695	7,784	7,950	—	—	—
Financial liabilities:
Senior Notes	411,250	414,402	421,122	325,000	330,666	345,313
Mortgage indebtedness	141,328	141,328	130,622	152,322	152,322	152,559

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).

The Company determined the fair value of financial instruments as of December 31, 2013 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$176,985	$—	$—	$176,985
Preferred equity investments	7,950	—	—	7,950
Financial liabilities:
Senior Notes	421,122	—	421,122	—
Mortgage indebtedness	130,622	—	—	130,622
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
During the year ended December 31, 2013, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration	$7,500	—	—	7,500
The Company’s contingent consideration liability is the result of a $10.5 million purchase price holdback for the Forest Park Medical Center - Frisco facility (the “Holdback Fee”), the release of which is contingent on the tenant achieving certain performance hurdles. In order to determine the fair value of the the Company’s contingent consideration liability, the Company developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout of the Holdback Fee from these scenarios. As of December 31, 2013, the contingent consideration liability was valued at $7.5 million.
The following reconciliation provides the details of activity during the year ended December 31, 2013 for financial instruments recorded at fair value using Level 3 inputs:

Balance as of December 31, 2012	$1,300
New contingent liability	7,300
Increase in contingent liability	800
Settlement of contingent liability	(1,900)
Balance as of December 31, 2013	$7,500
The increase in contingent liability was included as other expense on the accompanying consolidated statements of income for the year ended December 31, 2013.

9.	EQUITY
Preferred Stock
On March 21, 2013, the Company completed an underwritten public offering of 5.8 million shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share, pursuant to an effective registration statement. The Company received net proceeds of $138.3 million from the offering, after deducting underwriting discounts and other offering expenses.
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. Holders of shares of the Series A Preferred Stock will generally have no voting rights.  However, if dividends on the Series A Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, holders of shares of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Company’s board of directors until all accrued dividends for past dividend periods with respect to the Series A Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for payment. The holders of Series A Preferred Stock also have voting rights with respect to the Company in certain other circumstances. At December 31, 2013, there were no dividends in arrears.
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
Upon issuance of the Series A Preferred Stock, the Company classified the par value as preferred equity on its condensed consolidated balance sheets with the balance of the liquidation preference, net of any issuance costs, recorded as an increase in paid-in capital.
Common Stock
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the Company's common stock or to or through a market maker. In addition, with the Company's prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. The Company will pay each Sales Agent a commission of up to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement.
During the three months and year ended December 31, 2013, the Company sold 1.4 million ATM Shares, at an average price of $27.01 per share, generating gross proceeds of approximately $38.3 million, before $0.7 million of commissions. In addition, as of December 31, 2013, the Company had $61.7 million available under the ATM Program.
Other Common Stock Issuances
The following is a summary of the Company’s other common stock issuances during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Exercise of stock options	33,935	41,640
Vesting of common stock units	239,088	165,857
Dividends on Common Stock
The following table lists the cash dividends on common stock paid and declared by the Company during the years ended December 31, 2013 and 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 29, 2012	March 15, 2012	$0.33	March 30, 2012
April 24, 2012	May 15, 2012	0.33	May 31, 2012
August 1, 2012	August 15, 2012	0.33	August 31, 2012
October 29, 2012	November 15, 2012	0.33	November 30, 2012
January 7, 2013	February 15, 2013	0.34	February 28, 2013
May 1, 2013	May 15, 2013	0.34	May 31, 2013
July 31, 2013	August 15, 2013	0.34	August 30, 2013
October 23, 2013	November 15, 2013	0.34	November 29, 2013
 Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions (return of capital) or a combination thereof. Following is the characterization of the Company’s cash dividends on common stock per share during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Ordinary dividends	$0.4672	$0.7992	$0.7833
Nondividend distributions	0.8928	0.5208	0.1767
	$1.3600	$1.3200	$0.9600

10.	STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company in connection with the Separation and REIT Conversion Merger and amended and restated in June 2013. The 2009 Performance Incentive Plan provides for the granting of stock-based compensation, including stock options, time-based stock units, funds from operations-based stock units ("FFO Units"), relative total stockholder return-based stock units ("TSR Units") and performance based restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company.

Stock Options
A summary of the option activity is presented in the following table (dollars in thousands, except per share amounts):

	Range of Per Share Exercise Price	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	$14.37 - $21.83	362,770	$18.97	2.7	$1,011
Granted	—	—	—
Exercised	$14.37 - $21.83	(298,484)	19.35
Forfeited	—	—	—

Outstanding as of December 31, 2013	$17.17 - $17.31	64,286	$17.22	2.9	$574

Exercisable as of December 31, 2013	$17.17 - $17.31	42,857	$17.24	2.7	$381
The total intrinsic value of stock options exercised was $1.8 million, $0.2 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The Company received $0.5 million for the stock options exercised during each of the years ended December 31, 2012 and 2011. The exercise price for the stock options exercised during the year ended December 31, 2013 was paid through the withholding of shares. The total fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.6 million and $0.7 million, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance-based restricted stock unit is convertible into one share of common stock. The restricted stock units are valued on the grant date based on the market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company's funds from operation ("FFO") differs from a target FFO amount for a period specified in each grant and will range from 0% to 250% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return ("TSR") of the Company's common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 150% of the TSR Units initially granted. Upon any payment of restricted stock units, the participant is required to pay the related tax withholding obligation. The 2009 Performance Incentive Plan provides that unless otherwise elected in advance by the participant, the Company will reduce the number of shares to be delivered to pay the related statutory tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company's common stock on the date the relevant transaction occurs.
The following table summarizes additional information concerning restricted stock units at December 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2012	690,107	$17.54
Granted	456,921	18.52
Vested	(513,750)	20.83
Dividends reinvested	30,936	16.80

Unvested as of December 31, 2013	664,214	$16.48

As of December 31, 2013, the weighted average remaining vesting period of restricted stock units was 2.2 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2013, 2012 and 2011 was $18.52, $18.34 and $16.74, respectively. The total fair value of units vested during the years ended December 31, 2013, 2012 and 2011 was $10.7 million, $2.1 million and $1.3 million, respectively.
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

	2013	2012	2011
Risk Free Interest Rate	0.37% - 0.67%	0.38% - 0.40%	1.18%
Expected Stock Price Volatility	33.36% - 36.11%	36.41% - 48.05%	49.2%
Expected Service Period	3.0 years	3.0 years	2.7 years
Expected Dividend Yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2013, 2012 and 2011, the Company recognized $7.8 million, $8.3 million and $4.6 million, respectively, of stock-based compensation expense. As of December 31, 2013, there was $7.3 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.4 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant's eligible compensation. During the years ended December 31, 2013, 2012 and 2011, the Company's matching contributions were approximately $44,000, $25,000 and $27,000, respectively.

11.	INCOME TAXES
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011 and, therefore, the Company did not incur any income tax expense during the years ended December 31, 2013, 2012 and 2011. Taxable income generated during the period preceding this election is subject to federal and state income taxes.
The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elected to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the REIT Conversion Merger during the first ten years following the election to be taxed as a REIT. As of January 1, 2011, the built-in-gains tax associated with the Company’s properties totaled approximately $145.8 million assuming a 40% corporate tax rate. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.
The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at December 31, 2011	$25,540

Additions (reductions) based on prior years’ tax positions	(1,328)
Additions (reductions) based on 2012 tax positions	—

Balance at December 31, 2012	$24,212

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2013 tax positions	—

Balance at December 31, 2013	$24,212

The Company does not anticipate that the balance in unrecognized tax benefits will change materially in fiscal year 2014. During the period from the Separation Date through December 31, 2013, neither the Company nor its subsidiaries were assessed interest or penalties by any major tax jurisdictions. There would be no effect on the Company’s tax rate if the unrecognized tax benefits were to result in additional taxes owed due to the availability of net operating loss (“NOL”) carryforwards. The NOL carryforwards are recorded as deferred tax assets and have expiration dates from 2019 through 2027. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2009. For the years before 2009, these jurisdictions can, however, adjust NOL carryforwards from earlier years.

12.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator
Net income attributable to common stockholders	$25,749	$19,513	$12,842

Denominator
Basic weighted average common shares and common equivalents	37,514,637	37,061,111	30,109,417
Dilutive stock options and restricted stock units	557,289	260,406	61,808

Diluted weighted average common shares	38,071,926	37,321,517	30,171,225

Net income attributable to common stockholders, per:

Basic common share	$0.69	$0.53	$0.43

Diluted common share	$0.68	$0.52	$0.43
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the years ended December 31, 2013, 2012 and 2011, approximately 46,000, 27,000 and 2,400 restricted stock units, respectively, were not included because they were anti-dilutive. During the years ended December 31, 2012 and 2011, approximately 60,000 and 173,000 stock options, respectively, were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the year ended December 31, 2013.

13.SUMMARIZED CONSOLIDATING INFORMATION
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
Consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$101	$—	$751,771	$163,546	$—	$915,418
Loans receivable and other investments, net	—	—	185,293	—	—	185,293
Cash and cash equivalents	3,551	—	—	757	—	4,308
Restricted cash	—	—	121	5,231	—	5,352
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	1,217	9,207	46,694	6,134	—	63,252
Intercompany	333,125	270,194	—	42,637	(645,956)	—
Investment in subsidiaries	128,640	267,505	25,205	—	(421,350)	—
Total assets	$490,846	$546,906	$1,009,084	$218,305	$(1,067,306)	$1,197,835
Liabilities and stockholders’ equity
Mortgage notes payable	$—	$—	$—	$141,328	$—	$141,328
Secured revolving credit facility	—	—	135,500	—	—	135,500
Senior unsecured notes payable	—	414,402	—	—	—	414,402
Accounts payable and accrued liabilities	6,470	3,864	11,008	887	—	22,229
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	645,956	—	(645,956)	—
Total liabilities	30,682	418,266	792,464	142,215	(645,956)	737,671
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2013	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 38,788,745 shares issued and outstanding as of December 31, 2013	388	—	—	—	—	388
Additional paid-in capital	534,639	21,226	53,574	48,507	(123,307)	534,639
Cumulative distributions in excess of net income	(74,921)	107,414	163,046	27,583	(298,043)	(74,921)
Total stockholders’ equity	460,164	128,640	216,620	76,090	(421,350)	460,164
Total liabilities and stockholders’ equity	$490,846	$546,906	$1,009,084	$218,305	$(1,067,306)	$1,197,835

CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$151	$—	$655,881	$171,103	$—	$827,135
Loan receivable, net	—	—	12,017	—	—	12,017
Cash and cash equivalents	15,075	—	—	2,026	—	17,101
Restricted cash	—	—	92	4,497	—	4,589
Deferred tax assets	24,212	—	—	—	—	24,212
Assets held for sale, net	—	—	—	2,215	—	2,215
Prepaid expenses, deferred financing costs and other assets	1,315	7,339	18,133	2,826	—	29,613
Intercompany	—	227,396	—	37,466	(264,862)	—
Investment in subsidiaries	351,632	451,975	23,142	—	(826,749)	—
Total assets	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882
Liabilities and stockholders’ equity
Mortgage notes	$—	$—	$—	$152,322	$—	$152,322
Secured revolving credit facility	—	—	92,500	—	—	92,500
Senior unsecured notes	—	330,666	—	—	—	330,666
Accounts payable and accrued liabilities	3,281	4,412	3,348	653	—	11,694
Tax liability	24,212	—	—	—	—	24,212
Intercompany	59,404	—	205,458	—	(264,862)	—
Total liabilities	86,897	335,078	301,306	152,975	(264,862)	611,394
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012	—	—	—	—	—	—
Common stock, $.01 par value; 125,000,000 shares authorized, 37,099,209 shares issued and outstanding as of December 31, 2012	371	—	—	—	—	371
Additional paid-in capital	353,861	292,939	321,666	53,952	(668,557)	353,861
Retained earnings	(48,744)	58,693	86,293	13,206	(158,192)	(48,744)
Total stockholders’ equity	305,488	351,632	407,959	67,158	(826,749)	305,488
Total liabilities and stockholders’ equity	$392,385	$686,710	$709,265	$220,133	$(1,091,611)	$916,882

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$99,711	$29,277	$—	$128,988
Interest and other income	86	—	5,706	—	—	5,792
Total revenues	86	—	105,417	29,277	—	134,780
Expenses:
Depreciation and amortization	51	—	25,664	7,566	—	33,281
Interest	—	28,767	4,444	7,249	—	40,460
General and administrative	15,040	4	1,294	85	—	16,423
Total expenses	15,091	28,771	31,402	14,900	—	90,164

Other income (expense):
Loss on extinguishment of debt	—	(9,750)	(351)	—	—	(10,101)
Other expense	—	—	(800)	—	—	(800)

Total other income (expense)	—	(9,750)	(1,151)	—	—	(10,901)

Income in subsidiary	48,720	87,241	3,889	—	(139,850)	—

Net income	33,715	48,720	76,753	14,377	(139,850)	33,715

Preferred dividends	(7,966)	—	—	—	—	(7,966)

Net income attributable to common stockholders	$25,749	$48,720	$76,753	$14,377	$(139,850)	$25,749

Net income attributable to common stockholders, per:
Basic common share						$0.69
Diluted common share						$0.68
Weighted-average number of common shares outstanding, basic						37,514,637
Weighted-average number of common shares outstanding, diluted						38,071,926

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$75,606	$26,136	$—	$101,742
Interest and other income	18	—	1,410	—	—	1,428
Total revenues	18	—	77,016	26,136	—	103,170
Expenses:
Depreciation and amortization	49	—	22,061	8,153	—	30,263
Interest	—	22,392	2,724	9,219	—	34,335
General and administrative	14,631	3	1,392	78	—	16,104
Impairment	—		—	2,481	—	2,481
Total expenses	14,680	22,395	26,177	19,931	—	83,183

Other income (expense):
Loss on extinguishment of debt	—	—	—	(2,670)	—	(2,670)
Other income	—	—	—	2,196	—	2,196

Total other income (expense)	—	—	—	(474)	—	(474)

Income (loss) in subsidiary	34,175	56,570	(3,693)	—	(87,052)	—

Net income attributable to common stockholders	$19,513	$34,175	$47,146	$5,731	$(87,052)	$19,513

Net income attributable to common stockholders, per:
Basic common share						$0.53
Diluted common share						$0.52
Weighted-average number of common shares outstanding, basic						37,061,111
Weighted-average number of common shares outstanding, diluted						37,321,517

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2011
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$55,447	$25,231	$—	$80,678
Interest and other income	64	—	3,479	4	—	3,547
Total revenues	64	—	58,926	25,235	—	84,225
Expenses:
Depreciation and amortization	53	—	18,144	8,394	—	26,591
Interest	—	18,913	1,333	10,073	—	30,319
General and administrative	9,905	1	4,476	91	—	14,473
Total expenses	9,958	18,914	23,953	18,558	—	71,383

Income in subsidiary	22,736	41,650	493	—	(64,879)	—

Net income attributable to common stockholders	$12,842	$22,736	$35,466	$6,677	$(64,879)	$12,842

Net income attributable to common stockholders, per:
Basic common share						$0.43
Diluted commons share						$0.43
Weighted-average number of common shares outstanding, basic						30,109,417
Weighted-average number of common shares outstanding, diluted						30,171,225

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$47,810	$—	$—	$14,289	$—	$62,099
Cash flows from investing activities:
Acquisitions of real estate	—	—	(125,955)	—	—	(125,955)
Origination of loans receivable	—	—	(165,960)	—	—	(165,960)
Preferred equity investments	—	—	(7,038)	—	—	(7,038)
Additions to real estate	—	—	(764)	—	—	(764)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Distribution from Subsidiary	4,066	4,066	—	—	(8,132)	—
Intercompany financing	(178,015)	(258,819)	—	—	436,834	—
Net cash (used in) provided by investing activities	(173,949)	(254,753)	(299,717)	2,208	428,702	(297,509)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	200,000	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—	—	(113,750)
Proceeds from secured revolving credit facility	—	—	143,500	—	—	143,500
Payments on secured revolving credit facility	—	—	(100,500)	—	—	(100,500)
Principal payments on mortgage notes payable	—	—	—	(10,994)	—	(10,994)
Payments of deferred financing costs	—	(5,446)	(3,010)	(498)	—	(8,954)
Payment of contingent consideration	—	—	(1,300)	—	—	(1,300)
Issuance of preferred stock	138,249	—	—	—	—	138,249
Issuance of common stock	34,517	—	—	—	—	34,517
Dividends paid on common and preferred stock	(58,151)	—	—	—	—	(58,151)
Distribution to Parent	—	(4,066)	—	(4,066)	8,132	—
Intercompany financing	—	178,015	261,027	(2,208)	(436,834)	—
Net cash provided by (used in) financing activities	114,615	254,753	299,717	(17,766)	(428,702)	222,617
Net decrease in cash and cash equivalents	(11,524)	—	—	(1,269)	—	(12,793)
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$3,551	$—	$—	$757	$—	$4,308

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$53,584	$—	$—	$2,668	$—	$56,252
Cash flows from investing activities:
Acquisitions of real estate	—	—	(205,424)	—	—	(205,424)
Origination of note receivable	—	—	(22,180)	—	—	(22,180)
Additions to real estate	(14)	—	(1,032)	—	—	(1,046)
Repayment of note receivable	—	—	10,000	—	—	10,000
Investment in Subsidiary	(7,191)	(7,191)	—	—	14,382	—
Distribution from Subsidiary	1,751	1,751	—	—	(3,502)	—
Intercompany financing	(25,915)	(128,721)	—	—	154,636	—
Net cash used in investing activities	(31,369)	(134,161)	(218,636)	—	165,516	(218,650)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes	—	106,000	—	—	—	106,000
Proceeds from secured revolving credit facility	—	—	135,000	—	—	135,000
Payments on secured revolving credit facility	—	—	(42,500)	—	—	(42,500)
Proceeds from mortgage notes	—	—	—	56,651	—	56,651
Principal payments on mortgage notes payable	—	—	—	(62,226)	—	(62,226)
Payments of deferred financing costs	—	(3,194)	(2,585)	(1,021)	—	(6,800)
Issuance of common stock	53	—	—	—	—	53
Dividends paid	(48,929)	—	—	—	—	(48,929)
Contribution from Parent	—	7,191	—	7,191	(14,382)	—
Distribution to Parent	—	(1,751)	—	(1,751)	3,502	—
Intercompany financing	—	25,915	128,721	—	(154,636)	—
Net cash (used in) provided by financing activities	(48,876)	134,161	218,636	(1,156)	(165,516)	137,249
Net (decrease) increase in cash and cash equivalents	(26,661)	—	—	1,512	—	(25,149)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$15,075	$—	$—	$2,026	$—	$17,101

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$41,298	$—	$—	$3,407	$—	$44,705
Cash flows from investing activities:
Acquisition of real estate	—	—	(204,500)	—	—	(204,500)
Acquisition of note receivable	(5,348)	—	—	—	—	(5,348)
Additions to real estate	(86)	—	—	—	—	(86)
Repayment of note receivable	5,348	—	—	—	—	5,348
Investment in Subsidiary	(164,030)	(96)	—	—	164,126	—
Distribution from Subsidiary	3,307	3,307	—	—	(6,614)	—
Intercompany financing	(41,196)	(204,700)	—	—	245,896	—
Net cash used in investing activities	(202,005)	(201,489)	(204,500)	—	403,408	(204,586)
Cash flows from financing activities:
Principal payments on mortgage notes	—	—	—	(3,027)	—	(3,027)
Payments of deferred financing costs	—	(430)	(200)	(47)	—	(677)
Issuance of common stock	163,242	—	—	—	—	163,242
Dividends paid	(31,640)	—	—	—	—	(31,640)
Contribution from Parent	—	164,030	—	96	(164,126)	—
Distribution to Parent	—	(3,307)	—	(3,307)	6,614	—
Intercompany financing	—	41,196	204,700	—	(245,896)	—
Net cash provided by (used in) financing activities	131,602	201,489	204,500	(6,285)	(403,408)	127,898
Net decrease in cash and cash equivalents	(29,105)	—	—	(2,878)	—	(31,983)
Cash and cash equivalents, beginning of period	70,841	—	—	3,392	—	74,233
Cash and cash equivalents, end of period	$41,736	$—	$—	$514	$—	$42,250

14.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended December 31, 2013 and 2012. The Company acquired one senior housing facility and one acute care hospital during the year ended December 31, 2013. The following unaudited pro forma information has been prepared to give effect to the acquisition of Forest Park - Frisco as if the acquisition occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenues	$145,517	$116,486
Depreciation and amortization	36,669	34,344
Net income attributable to common stockholders	33,459	27,559

Net income attributable to common stockholders, per:
Basic common share	0.89	0.74
Diluted common share	0.88	0.74

Weighted-average number of common shares outstanding, basic	37,514,637	37,061,111
Weighted-average number of common shares outstanding, diluted	38,071,926	37,321,517

15.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2013.

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

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dividend Declaration
On January 23, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.36 per share of common stock. The dividend was paid on February 28, 2014 to stockholders of record as of the close of business on February 14, 2014.
Also on January 23, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend was paid on February 28, 2014 to stockholders of record as of the close of business on February 14, 2014.
Mortgage Debt Refinancing
On January 21, 2014, the Company refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by the United States Department of Housing and Urban Development at a rate of 4.25% with maturities between 2039 and 2044. As a result of these refinancings, the Company reduced its weighted-average effective interest rate related to its mortgage debt to 3.97% per annum from 4.08% per annum. The refinance will result in $0.5 million of write-offs for the three months ending March 31, 2014, associated with unamortized deferred financing costs.
Nye Portfolio
On February 14, 2014, the Company acquired six senior housing campuses (the “Nye Portfolio”) with a total of 673 beds/units, covering the spectrum of care (292 skilled nursing beds, 213 independent living units and 168 assisted living units) for $90.0 million. All six facilities are located within approximately 100 miles of Omaha, Nebraska. Concurrently with the purchase, the Company entered into a triple-net master lease agreement with affiliates of Nye Senior Services, LLC. The lease has an initial term of 10 years with four renewal options of five years each and provides for an annual rent escalator of 3.0%, resulting in annual lease revenues, determined in accordance with GAAP, of $8.0 million.
In addition, the Company will pay an earn-out based on incremental portfolio value created through expansion and conversion projects. The earn-out amount will be determined based on portfolio performance following the third anniversary of the master lease.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Post-Acute Facilities
New Martinsville	New Martinsville, WV	100%	(3)	$475	$10,543	$11,018	—	$475	$10,480	$10,955	$(3,318)	1982	11/15/10	39
Glenville	Glenville, WV	100%	—	484	2,839	3,323	—	484	2,803	3,287	(562)	1982	11/15/10	40
Renaissance Terrace	Harriman, TN	100%	—	76	4,459	4,535	—	76	4,101	4,177	(1,545)	1985/1989, 2008	11/15/10	38
Greenwood	Warwick, RI	100%	—	2,066	10,178	12,244	—	2,066	9,884	11,950	(2,947)	1964	11/15/10	24
Pawtuxet Village	Warwick, RI	100%	—	1,275	6,602	7,877	—	1,275	6,204	7,479	(1,898)	1968	11/15/10	24
Forest Hills (SNF)	Broken Arrow, OK	100%	(5)	1,653	11,259	12,912	—	1,653	11,078	12,731	(2,952)	1994	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,353	4,008	(628)	1987	11/15/10	32
Bryan Care	Bryan, OH	100%	—	1,278	6,477	7,755	—	1,278	6,141	7,419	(1,489)	1976	11/15/10	30
Sylvania	Sylvania, OH	100%	(6)	942	5,627	6,569	—	942	5,282	6,224	(1,646)	1967/1974, 1986, 1995, 2008, 2009	11/15/10	24
Point Place	Toledo, OH	100%	—	1,089	5,364	6,453	—	1,089	5,151	6,240	(1,036)	1995	11/15/10	36
Perrysburg	Perrysburg, OH	100%	—	987	5,358	6,345	—	987	5,079	6,066	(1,244)	1984	11/15/10	32
Forest View	Dayton, OH	100%	—	819	4,214	5,033	—	819	4,028	4,847	(1,225)	1968	11/15/10	24
New Lebanon	New Lebanon, OH	100%	—	784	4,243	5,027	—	784	3,875	4,659	(1,036)	1979	11/15/10	28
New Lexington	New Lexington, OH	100%	—	63	3,487	3,550	—	63	3,311	3,374	(1,778)	1981	11/15/10	20
Twin Rivers	Defiance, OH	100%	—	280	3,004	3,284	—	280	2,804	3,084	(716)	1980	11/15/10	30
San Juan	Farmington, NM	100%	(2)	799	4,163	4,962	—	799	4,060	4,859	(1,144)	1963/1993	11/15/10	24
McKinley Care	Gallup, NM	100%	(2)	409	1,865	2,274	—	409	1,852	2,261	(512)	1968	11/15/10	24
Bedford Hills	Bedford, NH	100%	6,811	1,911	12,245	14,156	—	1,911	11,594	13,505	(2,598)	1992/2010	11/15/10	36
Exeter on Hampton	Exeter, NH	100%	(3)	2,365	2,350	4,715	—	2,365	2,233	4,598	(1,334)	1976	11/15/10	40
Pheasant Wood	Petersborough, NH	100%	—	625	3,986	4,611	—	625	3,548	4,173	(1,041)	1975	11/15/10	28
Westwood	Keene, NH	100%	—	699	3,823	4,522	—	699	3,453	4,152	(1,155)	1965/2010	11/15/10	24
Colonial Hill	Rochester, NH	100%	(3)	412	3,960	4,372	—	412	3,766	4,178	(1,185)	1986	11/15/10	44
Crestwood Care	Milford, NH	100%	—	557	3,441	3,998	—	557	3,124	3,681	(964)	1972	11/15/10	28
Applewood	Winchester, NH	100%	—	348	3,075	3,423	—	348	2,739	3,087	(706)	1987	11/15/10	32
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,538	1,850	(597)	1890/1890	11/15/10	20
Woodland Hill	Asheboro, NC	100%	(6)	1,706	8,053	9,759	—	1,706	7,906	9,612	(1,767)	1987	11/15/10	32
Missouri River	Great Falls, MT	100%	(2)	2,023	16,967	18,990	—	2,023	16,814	18,837	(4,910)	1960/1990, 2010	11/15/10	30
Butte Care	Butte, MT	100%	(2)	1,092	12,654	13,746	—	1,092	12,570	13,662	(3,130)	1974	11/15/10	35
Whitefish Care	Whitefish, MT	100%	(2)	651	6,339	6,990	—	651	6,284	6,935	(1,655)	1973	11/15/10	35
Deer Lodge	Deer Lodge, MT	100%	(2)	190	3,032	3,222	—	190	3,005	3,195	(955)	1973	11/15/10	30

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Twin Oaks	Danvers, MA	100%	—	885	5,100	5,985	—	885	4,466	5,351	(1,230)	1969	11/15/10	24
Maplewood	Amesbury, MA	100%	—	771	4,550	5,321	—	771	3,870	4,641	(1,121)	1968/1969	11/15/10	24
Saugus	Saugus, MA	100%	—	285	1,643	1,928	—	285	1,099	1,384	(379)	1967	11/15/10	24
Kensington Manor	Elizabethtown, KY	100%	—	1,864	7,523	9,387	—	1,864	7,125	8,989	(1,504)	2001/2010	11/15/10	37
Regency Care	Louisville, KY	100%	—	1,169	5,989	7,158	185	1,169	5,736	6,905	(1,620)	1960	11/15/10	25
Paducah Care	Paducah, KY	100%	—	1,636	4,133	5,769	—	1,636	3,845	5,481	(1,060)	1974/1974, 2008	11/15/10	28
Countryside Care	Bardwell, KY	100%	—	239	4,790	5,029	—	239	4,494	4,733	(943)	1993/2010	11/15/10	35
Bradford Square	South Frankfort, KY	100%	—	774	3,848	4,622	—	774	3,550	4,324	(1,058)	1960/1990	11/15/10	25
Hillside Villa	Madisonville, KY	100%	—	277	4,272	4,549	—	277	3,914	4,191	(1,198)	1962/1978, 1997	11/15/10	25
Klondike Care	Louisville, KY	100%	—	764	3,576	4,340	—	764	3,264	4,028	(857)	1974/1980, 1994, 1995, 2008	11/15/10	28
Colonial Manor	Bowling Green, KY	100%	—	792	3,050	3,842	—	792	2,848	3,640	(849)	1963	11/15/10	25
Hopkins Care	Woodburn, KY	100%	—	592	2,277	2,869	—	592	2,038	2,630	(585)	1960	11/15/10	25
Bridge Point	Florence, KY	100%	(6)	—	2,278	2,278	—	—	1,815	1,815	(739)	1969/2008, 2009, 2010	11/15/10	20
Magnolia Village	Bowling Green, KY	100%	—	14	629	643	—	14	352	366	(180)	1991	11/15/10	29
Decatur Township	Indianapolis, IN	100%	—	673	3,730	4,403	—	673	3,546	4,219	(892)	1985	11/15/10	32
Gooding/Bennett Hills	Gooding, ID	100%	—	—	1,731	1,731	—	—	1,729	1,729	(724)	1968/2009	11/15/10	40
Fountain City	Columbus, GA	100%	(3)	253	2,797	3,050	—	253	2,758	3,011	(1,555)	1970	11/15/10	40
Etowah Landing	Rome, GA	100%	—	43	842	885	—	43	788	831	(409)	1973/1977, 1987	11/15/10	40
Oakhurst	Ocala, FL	100%	—	1,474	8,212	9,686	—	1,474	7,649	9,123	(1,842)	1984/2010	11/15/10	32
Orchard Ridge	New Port Richey, FL	100%	—	536	5,685	6,221	—	536	5,348	5,884	(1,300)	1983/1995	11/15/10	32
Bay Tree	Palm Harbor, FL	100%	—	786	4,870	5,656	—	786	4,448	5,234	(1,221)	1981	11/15/10	32
West Bay	Oldsmar, FL	100%	(6)	775	4,660	5,435	—	775	4,188	4,963	(1,064)	1982/2010	11/15/10	32
Sunset Point	Clearwater, FL	100%	(6)	706	4,370	5,076	—	706	3,998	4,704	(1,082)	1983	11/15/10	32
Arden House	Hamden, CT	100%	20,432	2,250	23,816	26,066	—	2,250	22,980	25,230	(5,505)	1973/2008, 2010	11/15/10	28
Pope John Paul	Danbury, CT	100%	(6)	—	13,702	13,702	—	—	12,945	12,945	(3,012)	1983/2009	11/15/10	32
St. Camillus	Stamford, CT	100%	—	—	12,528	12,528	—	—	11,681	11,681	(2,787)	1987/2008	11/15/10	32
Madison House	Madison, CT	100%	—	4,337	8,164	12,501	—	4,337	7,849	12,186	(1,625)	1994/2009, 2010	11/15/10	36
Willows (CT)	Woodbridge, CT	100%	—	1,838	9,961	11,799	—	1,838	9,327	11,165	(2,208)	1989/2011	11/15/10	32
The Reservoir	West Hartford, CT	100%	—	1,204	9,457	10,661	—	1,204	9,196	10,400	(1,960)	1995/2009, 2011	11/15/10	36
Glen Hill	Danbury, CT	100%	(6)	918	7,017	7,935	—	918	6,627	7,545	(2,017)	1963/2009	11/15/10	24

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Governor's House	Simsbury, CT	100%	—	—	5,750	5,750	—	—	5,259	5,259	(1,788)	1895/2008, 2010	11/15/10	20
Elms Haven	Thornton, CO	100%	(3)	3,717	18,473	22,190	—	3,717	18,096	21,813	(4,331)	1987/1989, 1997, 2007, 2008	11/15/10	40
Sable	Aurora, CO	100%	(3)	1,272	5,591	6,863	—	1,272	5,511	6,783	(1,507)	1973	11/15/10	35
Carmichael	Carmichael, CA	100%	—	—	1,741	1,741	—	—	1,621	1,621	(816)	1960/1976, 2010	11/15/10	40
Willows (CA)	Willows, CA	100%	—	137	1,426	1,563	—	137	1,339	1,476	(556)	1969/2010	11/15/10	40
Washington Care	San Leandro, CA	100%	(2)	—	1,331	1,331	—	—	1,262	1,262	(423)	1969/2010	11/15/10	40
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	466	626	(345)	1968	11/15/10	10
Boise	Boise, ID	100%	—	—	289	289	—	—	253	253	(148)	1991	11/15/10	40
Langdon Place of Dover	Dover, NH	100%	4,873	801	10,036	10,837	—	801	9,570	10,371	(2,428)	1987	11/15/10	42
Clipper Harbor	Portsmouth, NH	100%	(3)	846	7,632	8,478	—	846	7,475	8,321	(2,515)	1986	11/15/10	43
Mineral Springs	North Conway, NH	100%	(3)	417	5,352	5,769	—	417	5,146	5,563	(1,439)	1988	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	(3)	454	4,531	4,985	—	454	4,379	4,833	(1,147)	1984/1986, 1987, 2009	11/15/10	41
Langdon Place of Keene	Keene, NH	100%	5,304	304	3,992	4,296	—	304	3,828	4,132	(1,282)	1995	11/15/10	46
Edmondson Care	Brownsville, KY	100%	—	446	5,087	5,533	—	446	4,619	5,065	(1,054)	1994/2009	11/15/10	35
Heartland Villa	Lewisport, KY	100%	—	532	4,025	4,557	—	532	3,711	4,243	(815)	1994/2009	11/15/10	35
Meridian Care	Meridian, ID	100%	(6)	840	8,342	9,182	—	840	8,213	9,053	(2,739)	1997	11/15/10	39
St. Joseph's	Trumbull, CT	100%	(6)	—	21,878	21,878	—	—	21,130	21,130	(6,249)	1959	11/15/10	24
Oak Brook Health Care	Whitehouse, TX	100%	—	1,433	9,643	11,076	—	1,433	9,643	11,076	(800)	1998	06/30/11	40
Broadmeadow Healthcare	Middletown, DE	100%	(6)	1,650	21,730	23,380	—	1,650	21,730	23,380	(1,496)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	(6)	4,940	15,500	20,440	—	4,940	15,500	20,440	(1,116)	1997	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	(6)	2,460	25,240	27,700	—	2,460	25,240	27,700	(1,757)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	(6)	1,640	22,620	24,260	—	1,640	22,620	24,260	(1,605)	2008	08/01/11	40
Honey Hill Care Center	Norwalk, CT	100%	—	1,736	6,069	7,805	—	1,736	6,069	7,805	(513)	1993	09/30/11	40
Manokin Manor Nursing & Rehabilitation Center	Princess Anne, MD	100%	—	1,953	7,811	9,764	—	1,953	7,811	9,764	(631)	1987	09/30/11	40
Wesley Woods Alzheimer's Care Center	Abilene, TX	100%	—	885	7,619	8,504	—	885	7,619	8,504	(520)	2004	11/01/11	40
Windcrest Alzheimer's Care Center	Waco, TX	100%	—	802	4,577	5,379	—	802	4,577	5,379	(329)	1994/1999	11/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	(6)	2,527	12,453	14,980	—	2,527	12,453	14,980	(683)	1927/1990/2007	03/30/12	40
Warrington	Warrington, PA	100%	(6)	2,617	11,662	14,279	—	2,617	11,662	14,279	(585)	1958/2008	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	579	509	5,597	6,106	(282)	1981	05/10/12	40
Bucks Hill	Waterbury, CT	100%	—	508	2,592	3,100	—	508	2,592	3,100	(146)	1966/1999	06/01/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Cromwell	Cromwell, CT	100%	—	2,265	10,096	12,361	—	2,265	10,096	12,361	(472)	1967/1998	06/01/12	40
Derry	Derry, NH	100%	—	768	3,222	3,990	—	768	3,222	3,990	(167)	1976/1994	06/01/12	40
Camden Care Center	Minneapolis, MN	100%	—	1,235	5,777	7,012	—	1,235	5,777	7,012	(189)	1990	11/30/12	40
Arbrook Plaza	Arlington, TX	100%	(6)	3,783	14,219	18,002	—	3,783	14,219	18,002	(443)	2002	11/30/12	40
Northgate Plaza	Irving, TX	100%	(6)	4,901	10,299	15,200	—	4,901	10,299	15,200	(330)	2003	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	(6)	1,005	6,628	7,633	—	1,005	6,628	7,633	(223)	2002	11/30/12	40

			37,419	100,423	658,813	759,236	764	100,423	636,765	737,188	(132,068)
Senior Housing
Monroe House	Moses Lake, WA	100%	—	—	182	182	—	—	77	77	(48)	1997	11/15/10	15
Forest Hills (ALF)	Broken Arrow, OK	100%	(5)	1,803	3,927	5,730	—	1,803	3,851	5,654	(1,225)	2000	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	3,923	571	7,183	7,754	—	571	6,745	7,316	(1,857)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	(2)	—	5,654	5,654	—	—	5,329	5,329	(1,316)	1989	11/15/10	40
Heritage Place	Owensboro, KY	100%	—	668	5,492	6,160	—	668	5,186	5,854	(996)	2001	11/15/10	38
The Legacy	Paducah, KY	100%	—	325	4,019	4,344	—	325	3,561	3,886	(822)	1999	11/15/10	35
Glen Crest	Danbury, CT	100%	—	1,356	6,666	8,022	—	1,356	6,609	7,965	(1,538)	1986	11/15/10	32
Village at Northrise	Las Cruces, NM	100%	(6)	1,432	6,003	7,435	—	1,432	5,748	7,180	(2,188)	1998/1999, 2010	11/15/10	29
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,031	256	3,294	3,550	(364)	2004	11/22/11	40
New Dawn Memory Care	Aurora, CO	100%	—	2,874	12,829	15,703	—	2,874	12,829	15,703	(434)	2009	09/20/12	40
Independence Village at Frankenmuth	Frankenmuth, MI	100%	—	5,027	20,929	25,956	—	5,027	20,929	25,956	(766)	1982	09/21/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(32)	1996	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	(6)	2,024	5,467	7,491	—	2,024	5,467	7,491	(210)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	(6)	217	3,000	3,217	—	217	3,000	3,217	(98)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	(6)	684	5,832	6,516	—	684	5,832	6,516	(189)	1999/2001	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	(6)	952	2,578	3,530	—	952	2,578	3,530	(92)	2002	12/14/12	40
Green Acres of Mason	Mason, MI	100%	(6)	198	4,131	4,329	—	198	4,131	4,329	(140)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	(6)	744	1,745	2,489	—	744	1,745	2,489	(56)	1995	12/14/12	40
Royal View	Mecosta, MI	100%	(6)	307	2,477	2,784	—	307	2,477	2,784	(92)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	(6)	258	3,713	3,971	—	258	3,713	3,971	(160)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	(6)	546	13,139	13,685	—	546	13,139	13,685	(383)	2006/2008/2010	12/14/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	—	574	8,733	9,307	(251)	2010	12/18/12	40
Greenfield of Woodstock	Greenfield, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(80)	1996	06/28/13	40

			3,923	22,202	132,033	154,235	1,031	22,202	131,045	153,247	(13,337)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(7)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired

Acute Care Hospital
Texas Regional Medical Center	Sunnyvale, TX	100%	(6)	4,020	57,620	61,640	—	4,020	57,620	61,640	(4,847)	2009	05/03/11	40
Forest Park - Frisco	Frisco, TX	100%	—	4,966	109,201	114,167	—	4,966	109,201	114,167	(673)	2012	10/22/13	40

			—	8,986	166,821	175,807	—	8,986	166,821	175,807	(5,520)

Multi-property Indebtedness			99,986	—	—	—	—	—	—	—	—

			141,328	131,611	957,667	1,089,278	1,795	131,611	934,631	1,066,242	(150,925)

Corporate Assets			—	—	136	136	118	—	254	254	(153)

			$141,328	$131,611	$957,803	$1,089,414	$1,913	$131,611	$934,885	$1,066,496	$(151,078)

(1)	Building and building improvements include land improvements and furniture and equipment.

(2)	Property serves as collateral for a mortgage loan totaling $37.6 million as of December 31, 2013.

(3)	Property serves as collateral for a mortgage loan totaling $19.1 million as of December 31, 2013.

(4)	Property serves as collateral for a mortgage loan totaling $30.0 million as of December 31, 2013.

(5)	Property serves as collateral for a mortgage loan totaling $13.3 million as of December 31, 2013.

(6)	Property serves as collateral for the $270.6 million secured revolving credit facility. There was $135.5 million outstanding as of December 31, 2013.

(7)	The aggregate cost of real estate for federal income tax purposes was $1.1 billion.

SABRA HEALTH CARE REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Real estate:
Balance at the beginning of the period	$956,614	$760,708	$564,355
Acquisitions	120,229	202,458	202,570
Improvements	764	1,046	9
Purchase price allocation adjustment	—	(104)	—
Write-off of fully depreciated assets	(11,111)	(7,494)	(6,226)

Balance at the end of the year	$1,066,496	$956,614	$760,708

Accumulated depreciation:
Balance at the beginning of the period	$(129,479)	$(107,331)	$(87,382)
Depreciation expense (1)	(32,710)	(29,642)	(26,175)
Write-off of fully depreciated assets	11,111	7,494	6,226

Balance at the end of the year	$(151,078)	$(129,479)	$(107,331)

(1) Depreciation expense for each of the years ended December 31, 2012 and 2011 excludes expense of $0.3 million related the to the assets held for sale.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgages:
Onion Creek	8.5%	2017	(1)	$—	$11,000	$11,040	N/A
Weston	9.0	2016	(2)	—	14,531	14,608	N/A
Sun City West	9.0	2018	(1)	—	13,394	13,459	N/A
Forest Park - Dallas	8.0	2016	(1)	—	110,000	110,343	N/A

				—	148,925	149,450
Construction Mortgages:
Forest Park - Fort Worth	7.3	2016	(2) (3)	—	11,880	12,119	N/A

Other Construction Mortgages	10.0	2018	Various	—	2,065	2,164	N/A

				$—	$162,870	$163,733

(1) Interest is due monthly and principal is due at the maturity date.
(2) Interest for the first 12 months and principal is deferred and due at the maturity date. Interest after the first 12 months is due monthly.
(3) The loan has a prepayment fee of 0.5% of the outstanding balance if prepaid before October 1, 2015.

Changes in mortgage loans for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2013	2012

Balance at the beginning of the period	$11,000	$—
Additions during period:
New mortgage loans	151,173	11,000
Interest income added to principal	697	—

Balance at the end of the year	$162,870	$11,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 28, 2014.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2014
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	February 28, 2014
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	February 28, 2014
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	February 28, 2014
Michael J. Foster

/S/ MILTON J. WALTERS	Director	February 28, 2014
Milton J. Walters