Form 10-Q
period 2014-03-31
Sabra Health Care REIT, Inc.
filed 2014-05-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, there were 39,213,151 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $160,229 and $151,078 as of March 31, 2014 and December 31, 2013, respectively	$1,021,704	$915,418
Loans receivable and other investments, net	199,603	185,293
Cash and cash equivalents	4,286	4,308
Restricted cash	6,364	5,352
Deferred tax assets	24,212	24,212
Prepaid expenses, deferred financing costs and other assets	75,187	63,252
Total assets	$1,331,356	$1,197,835

Liabilities
Mortgage notes	$130,106	$141,328
Secured revolving credit facility	162,000	135,500
Senior unsecured notes	550,000	414,402
Accounts payable and accrued liabilities	26,315	22,229
Tax liability	24,212	24,212
Total liabilities	892,633	737,671

Commitments and contingencies (Note 12)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 39,143,251 and 38,788,745 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	391	388
Additional paid-in capital	537,288	534,639
Cumulative distributions in excess of net income	(98,996)	(74,921)
Total Sabra Health Care REIT, Inc. stockholders’ equity	438,741	460,164
Noncontrolling interests	(18)	—
Total equity	438,723	460,164
Total liabilities and equity	$1,331,356	$1,197,835
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$36,093	$31,475
Interest and other income	4,757	547

Total revenues	40,850	32,022

Expenses:
Depreciation and amortization	9,350	8,246
Interest	11,134	10,002
General and administrative	5,853	4,717

Total expenses	26,337	22,965

Other (expense) income:
Loss on extinguishment of debt	(22,134)	—
Other income	300	500

Total other (expense) income	(21,834)	500

Net (loss) income	(7,321)	9,557

Net loss attributable to noncontrolling interests	18	—

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(7,303)	9,557

Preferred stock dividends	(2,561)	(304)

Net (loss) income attributable to common stockholders	$(9,864)	$9,253

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.25)	$0.25

Diluted common share	$(0.25)	$0.25

Weighted-average number of common shares outstanding, basic	38,968,403	37,286,121

Weighted-average number of common shares outstanding, diluted	38,968,403	37,739,964

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$305,488	$—	$305,488
Net income	—	—	—	—	—	9,557	9,557	—	9,557
Amortization of stock-based compensation	—	—	—	—	2,569	—	2,569	—	2,569
Preferred stock issuance	5,750,000	58	—	—	138,318	—	138,376	—	138,376
Common stock issuance	—	—	234,734	2	(2,737)	—	(2,735)	—	(2,735)
Preferred dividends	—	—	—	—	—	(304)	(304)	—	(304)
Common dividends ($0.34 per share)	—	—	—	—	—	(12,811)	(12,811)	—	(12,811)
Balance, March 31, 2013	5,750,000	$58	37,333,943	$373	$492,011	$(52,302)	$440,140	$—	$440,140

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$460,164	$—	$460,164
Net loss	—	—	—	—	—	(7,303)	(7,303)	(18)	(7,321)
Amortization of stock-based compensation	—	—	—	—	2,689	—	2,689	—	2,689
Common stock issuance	—	—	354,506	3	(40)	—	(37)	—	(37)
Preferred dividends	—	—	—	—	—	(2,561)	(2,561)	—	(2,561)
Common dividends ($0.36 per share)	—	—	—	—	—	(14,211)	(14,211)	—	(14,211)
Balance, March 31, 2014	5,750,000	$58	39,143,251	$391	$537,288	$(98,996)	$438,741	$(18)	$438,723

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(7,321)	$9,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,350	8,246
Non-cash interest income adjustments	70	5
Amortization of deferred financing costs	945	766
Stock-based compensation expense	2,513	2,474
Amortization of premium	(33)	(199)
Loss on extinguishment of debt	1,338	—
Straight-line rental income adjustments	(4,186)	(3,683)
Write-off of straight-line rental income	99	—
Change in fair value of contingent consideration	(300)	(500)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,152)	(513)
Accounts payable and accrued liabilities	2,086	6,513
Restricted cash	(1,202)	(1,063)

Net cash provided by operating activities	1,207	21,603

Cash flows from investing activities:
Acquisitions of real estate	(108,650)	—
Origination and fundings of loans receivable	(19,428)	(12,873)
Preferred equity investment	(5)	(4,646)
Additions to real estate	(56)	—
Net proceeds from the sale of real estate	—	2,208

Net cash used in investing activities	(128,139)	(15,311)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	350,000	—
Principal payments on senior unsecured notes	(211,250)	—
Proceeds from secured revolving credit facility	50,000	—
Payments on secured revolving credit facility	(23,500)	(92,500)
Proceeds from mortgage notes	46,103	—
Principal payments on mortgage notes	(57,325)	(989)
Payments of deferred financing costs	(9,873)	(72)
Issuance of preferred stock	—	138,983
Issuance of common stock	(648)	(2,534)
Dividends paid on common and preferred stock	(16,597)	(12,716)

Net cash provided by financing activities	126,910	30,172

Net (decrease) increase in cash and cash equivalents	(22)	36,464
Cash and cash equivalents, beginning of period	4,308	17,101

Cash and cash equivalents, end of period	$4,286	$53,565

Supplemental disclosure of cash flow information:
Interest paid	$7,219	$3,064

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. As of March 31, 2014, Sabra’s investment portfolio consisted of 129 real estate properties held for investment and leased to operators/tenants under triple-net lease agreements (consisting of (i) 102 skilled nursing/post-acute facilities, (ii) 25 senior housing facilities, and (iii) two acute care hospitals), 11 debt investments (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) one mezzanine loan, and (iv) three pre-development loans) and two preferred equity investments. Included in the 129 real estate properties held for investment is one 100% owned senior housing facility leased to a 50%/50% RIDEA-compliant joint venture tenant.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Sabra, its wholly owned subsidiaries and a consolidated variable interest entity (“VIEs”). All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of VIEs. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If the Company were determined to be the primary beneficiary of the VIE, the Company would consolidate investments in the VIE. The Company may change its original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.
On January 1, 2014, the Company, through a wholly owned subsidiary, entered into a 50%/50% RIDEA-compliant senior housing operations joint venture. This joint venture was formed to indirectly, through subsidiary companies, operate senior housing, memory care, or other applicable businesses. The joint venture currently includes one senior housing facility, Stoney River Marshfield, a 60-bed assisted living facility located in Marshfield, Wisconsin. As of March 31, 2014, this joint venture is consolidated in the accompanying condensed consolidated financial statements as it is deemed to be a VIE and the Company is the primary beneficiary. The carrying value of the facility as of March 31, 2014 and December 31, 2013 was $9.0 million and $9.1 million, respectively, and is included in Real estate investments in the accompanying condensed consolidated balance sheets. As of March 31, 2014, the 50%/50% RIDEA-compliant joint venture was not material to the Company’s results of operations, financial condition or cash flows.

As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2014, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Update
On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014, and will be applied prospectively.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
3.RECENT REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2014, the Company acquired six skilled nursing facilities and two senior housing facilities for consideration totaling $117.7 million. The consideration was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Consideration
$9,640	$105,741	$1,741	$586	$117,708

As of March 31, 2014, the purchase price allocations for acquisitions completed during the three months ended March 31, 2014 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 11 years and 21 years, respectively.
For the three months ended March 31, 2014, the Company recognized $1.2 million and $0.5 million of total revenues and net income attributable to common stockholders, respectively, from these properties.
Acquisition Earn-Out
In connection with its acquisition of four skilled nursing facilities and two senior housing facilities (the “Nye Portfolio”) for $90.0 million, the Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the master lease. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of March 31, 2014, based on the performance of the Nye Portfolio, the contingent consideration liability remains at $3.2 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	102	11,460	$824,328	$(138,529)	$685,799
Senior Housing	25	1,826	181,544	(14,563)	166,981
Acute Care Hospitals	2	124	175,807	(6,971)	168,836
	129	13,410	1,181,679	(160,063)	1,021,616
Corporate Level			254	(166)	88
			$1,181,933	$(160,229)	$1,021,704
As of December 31, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$737,188	$(132,068)	$605,120
Senior Housing	23	1,518	153,247	(13,337)	139,910
Acute Care Hospitals	2	124	175,807	(5,520)	170,287
	121	12,468	1,066,242	(150,925)	915,317
Corporate Level			254	(153)	101
			$1,066,496	$(151,078)	$915,418

	March 31, 2014	December 31, 2013
Building and improvements	$979,097	$879,926
Furniture and equipment	57,193	50,567
Land improvements	4,392	4,392
Land	141,251	131,611
	1,181,933	1,066,496
Accumulated depreciation	(160,229)	(151,078)
	$1,021,704	$915,418
Forest Park - Frisco Contingent Consideration
On October 22, 2013, the Company purchased Forest Park Medical Center - Frisco, a 54-bed acute care hospital located in Frisco, Texas. The total purchase price was $119.8 million, of which approximately $10.5 million is being held in escrow. This amount will be held in escrow for up to 20 months following the purchase date and the amount ultimately released from escrow is contingent on the tenant achieving certain performance hurdles. The seller will be paid a fee of $0.5 million per annum during the escrow period. As of October 22, 2013, the amount the Company expected to release from escrow was valued at $7.3 million and is treated as contingent consideration. As of March 31, 2014, based on the performance of the facility the contingent consideration liability is estimated at $7.2 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2014, the $10.5 million held in escrow was included in prepaid expenses, deferred financing costs and other assets in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2014, the Company recorded an adjustment to the contingent consideration liability of $0.3 million and included this amount in other income on the accompanying condensed consolidated statements of (loss) income. Subsequent to March 31, 2014, $5.3 million was released from escrow to the seller as the result of the facility achieving certain of its performance hurdles. The remaining $5.2 million remains in escrow with its release contingent on the facility meeting additional performance hurdles.
Operating Leases
As of March 31, 2014, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years. As of March 31, 2014, the leases had a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $1.7 million and $1.6 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, 81 of the Company's 129 real estate properties held for investment were leased to subsidiaries of Genesis.
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

As of March 31, 2014, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2014 through December 31, 2014	$101,053
2015	138,355
2016	141,204
2017	144,746
2018	148,382
Thereafter	965,518
$1,639,258

5.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of March 31, 2014	Book Value as of March 31, 2014	Weighted Average Contractual Rate	Weighted Average Annualized Effective Rate	Maturity Date
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing / Acute Care Hospital	$149,161	$149,648	8.2%	8.1%	10/31/16 - 1/31/18
Construction	3	Acute Care Hospital / Memory Care	33,044	33,375	7.5%	7.4%	9/30/16 - 10/31/18
Mezzanine	1	Skilled Nursing	6,517	6,541	12.0%	11.6%	12/27/14
Pre-development	3	Senior Housing	1,884	1,965	9.0%	7.8%	8/16/15 - 1/28/17

	11		190,606	191,529	8.2%	8.1%

Other Investments:
Preferred Equity	2	Skilled Nursing / Memory Care	7,979	8,074	15.0%	15.0%	NA

Total	13		$198,585	$199,603	8.5%	8.4%

Chai Acquisition Option Exercise
On March 5, 2014, the Company exercised its option to purchase two skilled nursing facilities indirectly securing the mezzanine loan for $24.5 million.
At the closing of the acquisition, $5.8 million of the sales proceeds were used to repay a portion of the mezzanine loan, resulting in the Company funding an additional $18.7 million for the acquisition and leaving $6.5 million outstanding under the mezzanine loan. The Company continues to have an option to purchase up to an additional $25.5 million of the remaining ten properties securing the mezzanine loan.

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at March 31, 2014	Maturity Date
Fixed Rate	$100,335	$54,688	3.66%	May 2031 - June 2047
Variable Rate(1)	29,771	86,640	5.00%	August 2015
	$130,106	$141,328	3.97%
 (1) Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).

Mortgage Debt Refinancing. On January 21, 2014, the Company refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by the United States Department of Housing and Urban Development (“HUD”) at an interest rate of 4.25% with maturities between 2039 and 2044. In connection with these refinancings, the Company wrote off $0.5 million in unamortized deferred financing costs during the three months ended March 31, 2014 and included this amount in loss on extinguishment of debt on the accompanying condensed consolidated statements of (loss) income. Subsequent to March 31, 2014, the Company completed the refinancing of $11.6 million of variable rate mortgage indebtedness that was previously repaid with funds from its Revolving Credit Facility. This new mortgage loan is guaranteed by HUD, has an interest rate of 4.10% and matures in 2044.
Senior Unsecured Notes
 5.5% Notes due 2021. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten public offering of $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “2021 Notes”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 1, 2017, at the redemption prices set forth in the supplemental indenture governing the 2021 Notes (the “2021 Notes Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2017, the Issuers may redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to February 1, 2017, the Issuers may redeem up to 35% of the principal amount of the 2021 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 105.5% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date. Assuming the 2021 Notes are not redeemed, the 2021 Notes mature on February 1, 2021.
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
8.125% Notes due 2018. On October 27, 2010 and July 26, 2012, the Issuers issued $225.0 million and $100.0 million aggregate principal amount of 8.125% senior unsecured notes (the “2018 Notes”), respectively. Pursuant to exchange offers completed on March 14, 2011 and November 14, 2012, the Issuers exchanged the 2018 Notes that were issued in October 2010 and July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended. The 2018 Notes accrued interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
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
On January 8, 2014, the Company commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of the 2018 Notes. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485%

plus accrued and unpaid interest. The tender offer and redemption resulted in $21.6 million of tender offer and redemption related costs and write-offs for the three months ended March 31, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of (loss) income.
The obligations under the 2021 Notes and 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 10, “Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of March 31, 2014.
Revolving Credit Facility
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $225.0 million, subject to terms and conditions. The Revolving Credit Facility is secured by pledges of equity by the Company's wholly-owned subsidiaries that own certain of the Company's real estate assets. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the related credit agreement). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. As of March 31, 2014, there was $162.0 million outstanding under the Company’s Revolving Credit Facility and $125.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. As of March 31, 2014, the interest rate on the Revolving Credit Facility was 3.15%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three months ended March 31, 2014, the Company incurred $1.2 million in interest expense on amounts outstanding under the Revolving Credit Facility. During the three months ended March 31, 2014, the Company incurred $0.3 million of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2014, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Interest Expense
During the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $11.1 million and $10.0 million, respectively. Interest expense includes deferred financing costs amortization of $0.9 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had $7.7 million and $4.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2014 (in thousands):

	Mortgage Indebtedness	Senior Notes	Revolving Credit Facility (1)	Total
April 1, 2014 through December 31, 2014	$2,416	$—	$—	$2,416
2015	31,637	—	—	31,637
2016	2,553	—	162,000	164,553
2017	2,634	—	—	2,634
2018	2,717	—	—	2,717
Thereafter	88,149	550,000	—	638,149
	$130,106	$550,000	$162,000	$842,106
(1) Subject to a one-year extension option.

7.FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, secured revolving credit facility, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2014			December 31, 2013
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$190,606	$191,529	$193,069	$176,558	$177,509	$176,985
Preferred equity investments	7,979	8,074	8,236	7,695	7,784	7,950
Financial liabilities:
Senior Notes	550,000	550,000	566,875	411,250	414,402	421,122
Mortgage indebtedness	130,106	130,106	121,208	141,328	141,328	130,622

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of March 31, 2014 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$193,069	$—	$—	$193,069
Preferred equity investments	8,236	—	—	8,236
Financial liabilities:
Senior Notes	566,875	—	566,875	—
Mortgage indebtedness	121,208	—	—	121,208
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
During the three months ended March 31, 2014, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration	$10,400	$—	$—	$10,400
The Company’s contingent consideration liability is the result of two acquisitions of real estate properties (see Note 3, “Recent Real Estate Acquisitions” and Note 4, “Real Estate Properties Held for Investment” for further details). In order to determine the fair value of the Company’s contingent consideration liability, the Company developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios. As of March 31, 2014, the total contingent consideration liability was valued at $10.4 million. The following reconciliation provides the details of activity during the three months ended March 31, 2014 for financial instruments recorded at fair value using Level 3 inputs:

Balance as of December 31, 2013	$7,500
New contingent liability	3,200
Decrease in contingent liability	(300)
Balance as of March 31, 2014	$10,400

The decrease in contingent liability was included as other income on the accompanying condensed consolidated statements of (loss) income for the three months ended March 31, 2014.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. Holders of shares of the Series A Preferred Stock will generally have no voting rights.  However, if dividends on the Series A Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive, holders of shares of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Company’s board of directors until all accrued dividends for past dividend periods with respect to the Series A Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for payment. The holders of Series A Preferred Stock also have voting rights with respect to the Company in certain other circumstances. At March 31, 2014, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2014:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 23, 2014	February 15, 2014	$0.36	February 28, 2014
During the three months ended March 31, 2014, the Company issued 175,096 shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2013 Bonus Plan pursuant to an election by certain participants to receive the bonus payment in shares of the Company's common stock. During the three months ended March 31, 2014, the Company issued 11,515 shares of common stock as a result of stock options exercised.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the three months ended March 31, 2014, pursuant to advance elections made by certain participants, the Company paid $5.1 million in tax withholding obligations that were satisfied through a reduction in the number of shares delivered to those participants.
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
During the three months ended March 31, 2014, the Company sold 0.2 million ATM Shares, at an average price of $27.68 per share, generating gross proceeds of approximately $4.6 million, before $0.1 million of commissions. As of March 31, 2014, the Company had $57.1 million available under the ATM Program.

9.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Net (loss) income attributable to common stockholders	$(9,864)	$9,253

Denominator
Basic weighted average common shares	38,968,403	37,286,121
Dilutive stock options and restricted stock units	—	453,843

Diluted weighted average common shares	38,968,403	37,739,964

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.25)	$0.25

Diluted common share	$(0.25)	$0.25

Certain of our outstanding restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended March 31, 2014 and 2013, 38,000 and 100 restricted stock units, respectively, were not included because they were considered anti-dilutive. No stock options were considered anti-dilutive during the three months ended March 31, 2014 and 2013.
10.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the Senior Notes by the Issuers and the Issuers’ previous offerings of the 2018 Notes (which were no longer outstanding as of March 31, 2014), the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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
Pursuant to Rule 3-10 of Regulation S-X, the following summarized condensed consolidating information is provided for the Company (the “Parent Company”), the Issuers, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Senior Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Issuers, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Issuers, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra's proportionate share of each subsidiary's net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the condensed consolidating statement of cash flows.
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$88	$—	$850,923	$170,693	$—	$1,021,704
Loans receivable and other investments, net	—	—	199,603	—	—	199,603
Cash and cash equivalents	2,301	—	—	1,985	—	4,286
Restricted cash	—	—	142	6,222	—	6,364
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	1,235	13,864	52,618	7,470	—	75,187
Intercompany	55,099	375,082	—	9,977	(440,158)	—
Investment in subsidiaries	385,248	553,523	9,070	—	(947,841)	—
Total assets	$468,183	$942,469	$1,112,356	$196,347	$(1,387,999)	$1,331,356
Liabilities
Mortgage notes	$—	$—	$—	$130,106	$—	$130,106
Secured revolving credit facility	—	—	162,000	—	—	162,000
Senior unsecured notes	—	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	5,230	7,221	12,892	972	—	26,315
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	440,158	—	(440,158)	—
Total liabilities	29,442	557,221	615,050	131,078	(440,158)	892,633
Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2014	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 39,143,251 shares issued and outstanding as of March 31, 2014	391	—	—	—	—	391
Additional paid-in capital	537,288	280,437	309,490	34,325	(624,252)	537,288
Cumulative distributions in excess of net income	(98,996)	104,811	187,816	30,962	(323,589)	(98,996)
Total Sabra Health Care REIT, Inc. stockholders' equity	438,741	385,248	497,306	65,287	(947,841)	438,741
Noncontrolling interests	—	—	—	(18)	—	(18)
Total equity	438,741	385,248	497,306	65,269	(947,841)	438,723
Total liabilities and equity	$468,183	$942,469	$1,112,356	$196,347	$(1,387,999)	$1,331,356

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(dollars in thousands, except per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$101	$—	$751,771	$163,546	$—	$915,418
Loans receivable, net	—	—	185,293	—	—	185,293
Cash and cash equivalents	3,551	—	—	757	—	4,308
Restricted cash	—	—	121	5,231	—	5,352
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	1,217	9,207	46,694	6,134	—	63,252
Intercompany	63,125	270,194	—	42,637	(375,956)	—
Investment in subsidiaries	398,640	537,505	25,205	—	(961,350)	—
Total assets	$490,846	$816,906	$1,009,084	$218,305	$(1,337,306)	$1,197,835
Liabilities
Mortgage notes	$—	$—	$—	$141,328	$—	$141,328
Secured revolving credit facility	—	—	135,500	—	—	135,500
Senior unsecured notes	—	414,402	—	—	—	414,402
Accounts payable and accrued liabilities	6,470	3,864	11,008	887	—	22,229
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	375,956	—	(375,956)	—
Total liabilities	30,682	418,266	522,464	142,215	(375,956)	737,671
Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2013	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 38,788,745 shares issued and outstanding as of December 31, 2013	388	—	—	—	—	388
Additional paid-in capital	534,639	291,226	323,574	48,507	(663,307)	534,639
Cumulative distributions in excess of net income	(74,921)	107,414	163,046	27,583	(298,043)	(74,921)
Total Sabra Health Care REIT, Inc. stockholders' equity	460,164	398,640	486,620	76,090	(961,350)	460,164
Total liabilities and equity	$490,846	$816,906	$1,009,084	$218,305	$(1,337,306)	$1,197,835

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the Three Months Ended March 31, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$28,777	$7,316	$—	$36,093
Interest and other income	4	—	4,092	661	—	4,757
Total revenues	4	—	32,869	7,977	—	40,850
Expenses:
Depreciation and amortization	13	—	7,420	1,917	—	9,350
Interest	—	7,790	1,874	1,470	—	11,134
General and administrative	4,692	1	444	716	—	5,853
Total expenses	4,705	7,791	9,738	4,103	—	26,337

Other (expense) income:
Loss on extinguishment of debt	—	(21,619)	—	(515)	—	(22,134)
Other income	—	—	300	—	—	300

Total other (expense) income	—	(21,619)	300	(515)	—	(21,834)

(Loss) income in subsidiary	(2,602)	26,808	1,341	—	(25,547)	—

Net (loss) income	(7,303)	(2,602)	24,772	3,359	(25,547)	(7,321)

Net loss attributable to noncontrolling interests	—	—	—	18	—	18

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(7,303)	(2,602)	24,772	3,377	(25,547)	(7,303)

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net (loss) income attributable to common stockholders	$(9,864)	$(2,602)	$24,772	$3,377	$(25,547)	$(9,864)

Net (loss) attributable to common stockholders, per:
Basic common share						$(0.25)
Diluted common share						$(0.25)
Weighted-average number of common shares outstanding, basic						38,968,403
Weighted-average number of common shares outstanding, diluted						38,968,403

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$24,134	$7,341	$—	$31,475
Interest and other income	54	—	493	—	—	547
Total revenues	54	—	24,627	7,341	—	32,022
Expenses:
Depreciation and amortization	13	—	6,314	1,919	—	8,246
Interest	—	6,716	1,340	1,946	—	10,002
General and administrative	4,584	1	114	18	—	4,717
Total expenses	4,597	6,717	7,768	3,883	—	22,965

Other income (expense):
Other income	—	—	500	—	—	500

Total other income (expense)	—	—	500	—	—	500

Income in subsidiary	14,100	20,817	980	—	(35,897)	—

Net income	9,557	14,100	18,339	3,458	(35,897)	9,557

Preferred dividends	(304)	—	—	—	—	(304)

Net income attributable to common stockholders	$9,253	$14,100	$18,339	$3,458	$(35,897)	$9,253

Net income attributable to common stockholders, per:
Basic common share						$0.25
Diluted common share						$0.25
Weighted-average number of common shares outstanding, basic						37,286,121
Weighted-average number of common shares outstanding, diluted						37,739,964

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Net cash (used in) provided by operating activities	$(10,795)	$—	$—	$12,002		$—	$1,207
Cash flows from investing activities:
Acquisitions of real estate	—	—	(108,650)	—		—	(108,650)
Origination of note receivable	—	—	(19,428)	—		—	(19,428)
Preferred equity investment	—	—	(5)	—		—	(5)
Additions to real estate	—	—	(56)	—		—	(56)
Investment in Subsidiary	(1,165)	(1,165)	—	—		2,330	—
Intercompany financing	27,955	(101,641)	—	—		73,686	—
Net cash provided by (used in) investing activities	26,790	(102,806)	(128,139)	—		76,016	(128,139)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000	—	—	—	—	350,000
Principal payments on senior unsecured notes	—	(211,250)	—	—		—	(211,250)
Proceeds from secured revolving credit facility	—	—	50,000	—		—	50,000
Payments on secured revolving credit facility	—	—	(23,500)	—		—	(23,500)
Proceeds from mortgage notes	—	—	—	46,103		—	46,103
Principal payments on mortgage notes	—	—	—	(57,325)		—	(57,325)
Payments of deferred financing costs	—	(9,154)	(2)	(717)		—	(9,873)
Issuance of common stock	(648)	—	—	—		—	(648)
Dividends paid on common and preferred stock	(16,597)	—	—	—		—	(16,597)
Contribution from Parent	—	1,165	—	1,165		(2,330)	—
Intercompany financing	—	(27,955)	101,641	—		(73,686)	—
Net cash (used in) provided by financing activities	(17,245)	102,806	128,139	(10,774)		(76,016)	126,910
Net (decrease) increase in cash and cash equivalents	(1,250)	—	—	1,228		—	(22)
Cash and cash equivalents, beginning of period	3,551	—	—	757		—	4,308
Cash and cash equivalents, end of period	$2,301	$—	$—	$1,985		$—	$4,286

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$20,103	$—	$—	$1,500	$—	$21,603
Cash flows from investing activities:
Origination of note receivable	—	—	(12,873)	—	—	(12,873)
Preferred equity investment	—	—	(4,646)	—	—	(4,646)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Distribution from Subsidiary	1,851	1,851	—	—	(3,702)	—
Intercompany financing	(107,901)	(107,886)	—	—	215,787	—
Net cash (used in) provided by investing activities	(106,050)	(106,035)	(17,519)	2,208	212,085	(15,311)
Cash flows from financing activities:
Principal payments on secured revolving credit facility	—	—	(92,500)	—	—	(92,500)
Principal payments on mortgage notes	—	—	—	(989)	—	(989)
Payments of deferred financing costs	—	(15)	(75)	18	—	(72)
Issuance of common stock	(2,534)	—	—	—	—	(2,534)
Issuance of preferred stock	138,983	—	—	—	—	138,983
Dividends paid	(12,716)	—	—	—	—	(12,716)
Distribution to Parent	—	(1,851)	—	(1,851)	3,702	—
Intercompany financing	—	107,901	110,094	(2,208)	(215,787)	—
Net cash provided by (used in) financing activities	123,733	106,035	17,519	(5,030)	(212,085)	30,172
Net increase (decrease) in cash and cash equivalents	37,786	—	—	(1,322)	—	36,464
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$52,861	$—	$—	$704	$—	$53,565

11.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three months ended March 31, 2014 and 2013. The Company acquired six skilled nursing facilities and two senior housing facilities during the three months ended March 31, 2014. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013

Revenues	42,322	34,733
Depreciation and amortization	9,702	9,104
Net (loss) income attributable to common stockholders	(8,467)	10,829

Net (loss) income attributable to common stockholders, per:
Basic common share	(0.22)	0.29
Diluted common share	(0.22)	0.29

Weighted-average number of common shares outstanding, basic	38,968,403	37,286,121
Weighted-average number of common shares outstanding, diluted	38,968,403	37,739,964

12.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2014.

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

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Dividend Declaration
On May 5, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.38 per share of common stock. The dividend will be paid on May 30, 2014 to common stockholders of record as of the close of business on May 15, 2014.
On May 5, 2014, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 30, 2014 to preferred stockholders of record as of the close of business on May 15, 2014.
Park Place Acquisition
On April 29, 2014, the Company acquired a senior housing campus in Fort Wayne, Indiana (“Park Place”) with a total of 140 units (24 independent living units, 76 assisted living units and 40 memory care units) for $23.8 million. Park Place is encumbered by a HUD-insured mortgage with an outstanding principal balance of approximately $14.1 million and an annual interest rate of 4.84%. At closing, $1.1 million of the purchase price was used to repay an interim loan made by the Company to affiliates of the Leo Brown Group, the operator of Park Place, and the Company assumed the $14.1 million HUD-insured mortgage, resulting in a cash investment of $8.6 million.
Concurrently with the purchase, the Company entered into a triple-net master lease agreement with affiliates of the Leo Brown Group. The lease has an initial term of 15 years with two renewal options of five years each and provides for an annual rent escalator of the greater of (i) Consumer Price Index and (ii) 3.0%, but not to exceed 4.0%, resulting in annual lease revenues, determined in accordance with GAAP, of $2.2 million.
Mortgage Debt Repayment
On May 1, 2014, the Company repaid $29.8 million of existing variable rate mortgage indebtedness, having an interest rate of 5.0% per annum as of March 31, 2014, with proceeds from its Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2013 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Recent Transactions

•	Critical Accounting Policies

•	Recently Issued Accounting Standards Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Concentration of Credit Risk

•	Skilled Nursing Facility Reimbursement Rates

•	Obligations and Commitments

•	Off-Balance Sheet Arrangements
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
As of March 31, 2014, our investment portfolio consisted of 129 real estate properties held for investment (consisting of (i) 102 skilled nursing/post-acute facilities, (ii) 25 senior housing facilities, and (iii) two acute care hospitals), 11 debt investments (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) one mezzanine loan, and (iv) three pre-development loans) and two preferred equity investments. Included in the 129 real estate properties held for investment is one 100% owned senior housing facility leased to a 50%/50% RIDEA-compliant joint venture tenant. As of March 31, 2014, our real estate properties had a total of 13,410 licensed beds/units spread across 28 states. As of March 31, 2014, all of our real estate properties were leased under triple-net operating leases with expirations ranging from seven to 21 years.
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
Recent Transactions
Mortgage Debt Repayment
On May 1, 2014, we repaid $29.8 million of existing variable rate mortgage indebtedness with proceeds from our Revolving Credit Facility. As a result of these recent financing activities, we have reduced our weighted-average effective interest rate, excluding borrowings under our Revolving Credit Facility, to 5.18% per annum from 5.96% per annum as of December 31, 2013. Also, excluding borrowings under our revolving credit facility, all our borrowings are now at fixed interest rates and we have no significant debt maturities until 2021.
Park Place Acquisition
On April 29, 2014, we acquired a senior housing campus in Fort Wayne, Indiana (“Park Place”) with a total of 140 units (24 independent living units, 76 assisted living units and 40 memory care units) for $23.8 million. Park Place is encumbered by a HUD-insured mortgage with an outstanding principal balance of approximately $14.1 million and an annual interest rate of 4.84%. At closing, $1.1 million of the purchase price was used to repay an interim loan made by us to affiliates of the Leo Brown Group, the operator of Park Place, and we assumed the $14.1 million HUD-insured mortgage, resulting in a cash investment of $8.6 million.
Concurrently with the purchase, we entered into a triple-net master lease agreement with affiliates of the Leo Brown Group. The lease has an initial term of 15 years with two renewal options of five years each and provides for an annual rent escalator of the greater of (i) Consumer Price Index (“CPI”) and (ii) 3.0%, but not to exceed 4.0%, resulting in annual lease revenues, determined in accordance with GAAP, of $2.2 million and an initial yield on cash rent of 7.38%.
Chai Acquisition
On March 5, 2014, we exercised our option to purchase two skilled nursing facilities indirectly securing our Chai Mezzanine Loan investment (defined below) with a total of 254 licensed beds for $24.5 million (the “Chai Acquisition”). The facilities are located in Colorado Springs, Colorado and Fort Pierce, Florida and have 147 and 107 beds, respectively.
Our option to buy these properties was obtained in connection with the $12.4 million mezzanine loan (the “Chai Mezzanine Loan”) that we originated in June 2013 with an affiliate of Chai Facilities Acquisition Company, LLC (“Chai”), the indirect owner of twelve skilled nursing facilities, with 1,689 licensed beds in seven states (the “Chai Portfolio”). The Chai Mezzanine Loan is secured by the borrower's equity interests in the entities that own the Chai Portfolio under which we received an option to purchase up to $50.0 million of these facilities.
At the closing of the Chai Acquisition, $5.8 million of the sales proceeds were used to repay a portion of the Chai Mezzanine Loan, resulting in us funding an additional $18.7 million for the acquisition and leaving $6.5 million outstanding under the Chai Mezzanine Loan. We continue to have an option to purchase up to an additional $25.5 million of the remaining ten properties in the Chai Portfolio.
Concurrently with the purchase, we entered into a triple-net master lease agreement with affiliates of the seller. The lease has an initial term of 15 years with two 5-year renewal options and provides for an annual rent escalator equal to the greater of the change in the CPI or 2.75%, resulting in annual lease revenues, determined in accordance with GAAP, of $2.8 million and an initial yield on cash rent of 9.5%.
RIDEA-Compliant Joint Venture
On January 1, 2014, we, through a wholly owned subsidiary, entered into a 50%/50% RIDEA-compliant senior housing operations joint venture (“Senior Housing Joint Venture”). The Senior Housing Joint Venture was formed to indirectly, through subsidiary companies, operate senior housing, memory care, or other applicable businesses. The Senior Housing Joint Venture currently includes one senior housing facility, Stoney River Marshfield, a 60-bed assisted living facility located in Marshfield,

Wisconsin. The Senior Housing Joint Venture is consolidated as it is deemed to be a variable interest entity and we are the primary beneficiary.
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
In addition, we may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects. The earn-out amount will be determined based on portfolio performance following the third anniversary of our entry into the lease for the Nye Portfolio.
Issuance of 2021 Notes
On January 23, 2014, we, through the Operating Partnership and Sabra Capital Corporation (the “Issuers”), completed an underwritten public offering of $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “2021 Notes”) pursuant to a supplemental indenture, dated January 23, 2014 (the “2021 Notes Indenture”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. The 2021 Notes mature on February 1, 2021 assuming they are not redeemed by us prior to that time in accordance with the terms of the 2021 Notes Indenture. See “Liquidity and Capital Resources—Loan Agreements.”
Tender Offer and Redemption of 2018 Notes
On January 8, 2014, we commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of our 8.125% senior notes due 2018 (the “2018 Notes”). Pursuant to the tender offer, we retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture (as defined below), the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in approximately $21.6 million of tender offer and redemption related costs and write-offs for the three months ending March 31, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs.
Mortgage Debt Refinancing
On January 21, 2014, we refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by HUD at an interest rate of 4.25% with maturities between 2039 and 2044. The refinancing resulted in $0.5 million of write-offs for the three months ending March 31, 2014, associated with unamortized deferred financing costs. Subsequent to March 31, 2014, we completed the refinancing of $11.6 million of variable rate mortgage indebtedness that was previously repaid with funds from our Revolving Credit Facility (defined below). This new mortgage loan is guaranteed by HUD, has an interest rate of 4.10% and matures in 2044.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2013 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2014.

Recently Issued Accounting Standards Update
On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014, and will be applied prospectively.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Results of Operations
As of March 31, 2014, our investment portfolio included 129 real estate properties held for investment, 11 investments in loans receivable and two preferred equity investments. As of March 31, 2013, our investment portfolio included 119 real estate properties held for investment, three investments in loans receivable and two preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2014 and 2013 for an entire period and the anticipated future acquisition of additional investments. The results of operations presented for the three months ended March 31, 2014 and 2013 are not directly comparable due to the increase in acquisitions made subsequent to the beginning of the respective comparable period in the preceding year.
Comparison of results of operations for the three months ended March 31, 2014 versus the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2014	2013
Revenues:
Rental income	$36,093	$31,475	$4,618	15%	$4,716	$(98)
Interest and other income	4,757	547	4,210	770%	3,588	622
Expenses:
Depreciation and amortization	9,350	8,246	1,104	13%	1,568	(464)
Interest	11,134	10,002	1,132	11%	—	1,132
General and administrative	5,853	4,717	1,136	24%	393	743
Other (expense) income:
Loss on extinguishment of debt	(22,134)	—	(22,134)	100%	—	(22,134)
Other income	300	500	(200)	(40)%	—	(200)
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of investments made on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 that is not a direct result of investments made after January 1, 2013.
Rental Income
During the three months ended March 31, 2014, we recognized $36.1 million of rental income compared to $31.5 million for the three months ended March 31, 2013. The $4.6 million increase in rental income is primarily due to an increase of $4.7 million from properties acquired on or after January 1, 2013, partially offset by a decrease of $0.1 million primarily due to the senior housing facility that is part of the RIDEA-compliant joint venture. The revenue related to this facility is eliminated upon consolidation. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended March 31, 2014, we recognized $4.8 million of interest and other income, which consisted primarily of interest income earned on our 11 loans receivable investments, preferred dividends on our two preferred equity investments and resident fee income associated with our Senior Housing Joint Venture. As a result of consolidating our Senior

Housing Joint Venture, we reflect its operating revenues of $0.7 million in our condensed consolidated statements of (loss) income beginning with the three months ended March 31, 2014. During the three months ended March 31, 2013, we recognized $0.5 million of interest income, which consisted primarily of interest income earned on three loans receivable investments and preferred dividends on our two preferred equity investments.
Depreciation and Amortization
During the three months ended March 31, 2014, we incurred $9.4 million of depreciation and amortization expense compared to $8.2 million for the three months ended March 31, 2013. The $1.1 million net increase in depreciation and amortization was primarily due to an increase of $1.6 million from properties acquired on or after January 1, 2013, partially offset by a decrease of $0.5 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2014, we incurred $11.1 million of interest expense compared to $10.0 million for the three months ended March 31, 2013. The $1.1 million net increase is primarily related to (i) a $2.8 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes (defined below) and (ii) a $3.9 million increase in interest expense and amortization of deferred financing costs related to the January 2014 issuance of the $350.0 million aggregate principal amount of 2021 Notes, partially offset by a $5.6 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the outstanding 2018 Notes completed in February 2014.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, our Senior Housing Joint Venture operating costs and other costs associated with acquisition pursuit activities. During the three months ended March 31, 2014, general and administrative expenses were $5.9 million compared to $4.7 million during the three months ended March 31, 2013. The $1.1 million net increase is primarily related to (i) a $0.2 million increase in acquisition pursuit costs from $0.2 million during the three months ended March 31, 2013 to $0.4 million during the three months ended March 31, 2014, (ii) a $0.1 million holdback fee expense related to the Forest Park - Frisco contingent consideration, (iii) a $0.1 million increase in audit related expenses and (iv) $0.5 million of operating expenses for our Senior Housing Joint Venture along with a $0.1 million straight-line rental income write-off associated with the new lease agreement for the senior housing facility that is part of our Senior Housing Joint Venture. During each of the three months ended March 31, 2014 and March 31, 2013, we incurred $2.5 million in stock-based compensation expense. The amount for the three months ended March 13, 2014 reflects an increase of $0.4 million in stock-based compensation as a result of meeting certain performance criteria under the terms of our performance-based stock units, offset by a decrease of $0.4 million related to annual stock bonuses paid to our management team. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The decrease in stock-based compensation as a result of the annual bonuses to be received in stock is due to the change in our stock price during the three months ended March 31, 2014 (an increase of $1.75 per share) compared to the three months ended March 31, 2013 (an increase of $7.29 per share).
We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the three months ended March 31, 2014, we recognized $22.1 million of loss on debt extinguishment. Of this amount, $21.6 million related to the redemption fee paid and the write-offs of deferred financing costs and issuance premium in connection with the redemption of the outstanding 2018 Notes and $0.5 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing.
Other Income (Expense)
During the three months ended March 31, 2014, we recognized $0.3 million in other income as a result of adjusting the fair value of our contingent consideration liability related to the Forest Park - Frisco acquisition as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Condensed Consolidated Financial Statements. Subsequent to March 31, 2014, $5.3 million was released from escrow to the seller of the Forest Park - Frisco facility as the result of the facility achieving certain of its performance hurdles. The remaining $5.2 million remains in escrow with its release contingent on the facility meeting additional performance hurdles.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs, non-cash interest income adjustments and amortization of debt premium), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts) and acquisition pursuit costs. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs, non-cash interest income adjustments and amortization of debt premium), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt discounts) and acquisition pursuit costs, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2014 and 2013, to net (loss) income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to common stockholders	$(9,864)	$9,253
Depreciation and amortization of real estate assets	9,350	8,246

FFO	(514)	17,499

Acquisition pursuit costs	392	197
Stock-based compensation expense	2,513	2,474
Straight-line rental income adjustments	(4,186)	(3,683)
Amortization of deferred financing costs	945	766
Amortization of debt premiums	(33)	(199)
Change in fair value of contingent consideration	(300)	(500)
Non-cash portion of loss on extinguishment of debt	1,338	—
Non-cash interest income adjustments	70	5
Write-off of straight-line rental income	99	—

AFFO	$324	$16,559

FFO per diluted common share	$(0.01)	$0.46

AFFO per diluted common share	$0.01	$0.43

Weighted average number of common shares outstanding, diluted:
FFO	38,968,403	37,739,964

AFFO	39,795,847	38,134,659

Set forth below is additional information related to certain other items included in net (loss) income attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net (Loss) Income:

•
During the three months ended March 31, 2014, we incurred $22.1 million of debt extinguishment loss. This amount includes $20.8 million in payments made to noteholders for early redemption of the outstanding 2018 Notes and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. The amount also includes $0.5 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing. The entire $22.1 million of the loss on extinguishment of debt is included in FFO for the three months ended March 31, 2014 and the $20.8 million early redemption premium is included in AFFO for the three months ended March 31, 2014.

•
During the three months ended March 31, 2014, we recognized $0.3 million of other income, as a result of adjusting the fair value of our contingent consideration liability related to the Forest Park - Frisco acquisition as described in Note 4, “Real Estate Properties Held for Investment,” in the Notes to Condensed Consolidated Financial Statements. This entire amount is included in FFO for the three months ended March 31, 2014.

•
During the three months ended March 31, 2014, we recognized $0.1 million of straight-line rental income write-off associated with the new lease agreement for the senior housing facility that is part of the RIDEA-compliant joint venture that we entered into on January 1, 2014. This entire amount is included in FFO for the three months ended March 31, 2014.

•
During the three months ended March 31, 2013, we incurred $0.5 million of other income, as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition. This entire amount is included in FFO for the three months ended March 31, 2013.

Liquidity and Capital Resources
As of March 31, 2014, we had approximately $129.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $4.3 million and available borrowings under our Revolving Credit Facility of $125.5 million. The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $225.0 million, subject to terms and conditions.

On January 23, 2014, we completed an underwritten public offering of $350.0 million aggregate principal amount of the 2021 Notes, providing net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. A portion of these proceeds was used to (i) fund a tender offer for the 2018 Notes, (ii) fund the redemption price for 2018 Notes that were not retired in the tender offer and (iii) acquire the Nye Portfolio. See “—Loan Agreements.”
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission of up to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement. We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given that we will sell any shares under the Sales Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place. During the three months ended March 31, 2014, we sold 0.2 million ATM Shares, at an average price of $27.68 per share, generating gross proceeds of approximately $4.6 million, before $0.1 million of commissions. In addition, as of March 31, 2014, we had $57.1 million available under the ATM Program.
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
We believe that our available cash, operating cash flows and borrowings available to us under the Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our Senior Notes (defined below), mortgage indebtedness on our properties, and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (defined below) significantly limit our ability to use our available liquidity for these purposes.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2014. Operating cash inflows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis, rental payments from our other tenants and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and early redemption payments on our outstanding debt and payment of general and administrative expenses. Net cash provided by operating activities decreased during the three months ended March 31, 2014, primarily as a result of the $20.8 million in payments made to noteholders for early redemption of the outstanding 2018 Notes, partially offset by acquisitions that resulted in increased rental and interest income. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the three months ended March 31, 2014, net cash used in investing activities was $128.1 million and consisted of $108.7 million used in the acquisition of six skilled nursing facilities and two senior housing facilities, $19.4 million used to originate one loan receivable and provide additional funding for existing loans receivable and $56,000 used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.

Cash Flows from Financing Activities
During the three months ended March 31, 2014, net cash provided by financing activities was $126.9 million and consisted of $350.0 million in proceeds from the January 2014 offering of 2021 Notes and $4.5 million in net proceeds from shares sold through the ATM Program, partially offset by the redemption of $211.3 million in aggregate principal amount of the outstanding 2018 Notes, $16.6 million of dividends paid to stockholders, a net decrease in mortgage borrowings of $11.2 million in connection with our mortgage debt refinancing, $9.9 million of payments for deferred financing costs primarily related to the issuance of the 2021 Notes and $5.1 million in payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program. In addition, during the three months ended March 31, 2014, we borrowed $50.0 million on our Revolving Credit Facility and repaid $23.5 million during the same period.
Loan Agreements
2021 Notes. On January 23, 2014, the Issuers issued $350.0 million aggregate principal amount of 2021 Notes. The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
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
2018 Notes. On October 27, 2010 and July 26, 2012, the Issuers issued $225.0 million and $100.0 million aggregate principal amount of 2018 Notes, respectively. Pursuant to exchange offers completed on March 14, 2011 and November 14, 2012, the Issuers exchanged the 2018 Notes that were issued in October 2010 and July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended. The 2018 Notes accrued interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
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
The obligations under the 2021 Notes and the 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and certain of our other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances. See Note 10, “Summarized Condensed Consolidating Information,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra's restricted subsidiaries to pay dividends or other amounts to Sabra. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately. As of March 31, 2014, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
Revolving Credit Facility. On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $225.0 million, subject to terms and conditions. The Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the related credit agreement). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option.  As of March 31, 2014, there was $162.0 million outstanding under the Revolving Credit Facility and $125.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate.  As of March 31, 2014, the interest rate on the Revolving Credit Facility was 3.15%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three months ended March 31, 2014, we incurred $1.2 million in interest expense on amounts outstanding under the Revolving Credit Facility and $0.3 million of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. Such limitations on distributions also include a limitation on the extent of allowable distributions made during a trailing four-quarter period not to exceed the greater of (a) the sum of (x) Adjusted Funds from Operations for the trailing four-quarter periods and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required us to maintain its REIT status. The Revolving Credit Facility also requires us, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2014, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.

Mortgage Indebtedness
Of our 129 properties held for investment, 18 are subject to mortgage indebtedness to third parties that, as of March 31, 2014, totaled approximately $130.1 million. As of March 31, 2014 and December 31, 2013, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at March 31, 2014	Maturity Date
Fixed Rate	$100,335	$54,688	3.66%	May 2031 - June 2047
Variable Rate(1)	29,771	86,640	5.00%	August 2015
	$130,106	$141,328	3.97%

(1)	Contractual interest rates under variable rate mortgages are equal to the 90-day LIBOR plus 4.0% (subject to a 1.0% LIBOR floor).
Capital Expenditures
There was $0.1 million of capital expenditures for the three months ended March 31, 2014 and no capital expenditures during the three months ended March 31, 2013. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $16.6 million on our common and preferred stock during the three months ended March 31, 2014. On May 5, 2014, our board of directors declared a quarterly cash dividend of $0.38 per share of common stock. The dividend will be paid on May 30, 2014 to common stockholders of record as of May 15, 2014. Also on May 5, 2014, our board of directors declared the a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 30, 2014 to preferred stockholders of record as of the close of business on May 15, 2014.
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
Genesis
Effective December 1, 2012, Sun was acquired by Genesis, becoming a wholly owned subsidiary of Genesis. In connection with this transaction, we obtained a parent guaranty from Genesis to replace the then-existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. As of March 31, 2014, 81 of our 129 real estate properties held for investment were leased to subsidiaries of Genesis. During the three months ended March 31, 2014 and 2013, 49% and 64%, respectively, of our total revenues were derived from these leases. Genesis is not an SEC registrant and is not subject to SEC reporting requirements. As of March 31, 2014, Genesis and its subsidiaries operated or managed 371 skilled nursing centers, 33 assisted or independent living centers and 6 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to approximately 1,400 affiliated and non-affiliated centers in 45 states. During the three months ended March 31, 2014, Genesis’s net revenues were $1.2 billion and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $151.1 million. During the three months ended March 31, 2013, Genesis’s net revenues were $1.2 billion and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $143.0 million. As of March 31, 2014 and December 31, 2013, Genesis's long-term debt, net of cash, totaled $455.8 million and $428.0 million, respectively. As of March 31, 2014 and December 31, 2013, Genesis had liquidity of approximately $117.6 million and $153.7 million, respectively, consisting of unrestricted cash and cash equivalents and available borrowings under its revolving credit facility.
We have presented below unaudited summary financial information for Genesis as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. As described above, Genesis has provided a parent guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. The summary financial information presented below has been provided by Genesis, is unaudited and has not been independently verified by us. We have no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended March 31,
	2014	2013
	(unaudited) (in thousands)
Statements of Operations:
Revenues	$1,192,716	$1,179,368
Operating expenses (including building expenses)	1,078,448	1,071,128
Net loss	(44,167)	(48,103)

	March 31, 2014	December 31, 2013
	(unaudited) (in thousands)
Balance Sheets:
Cash and cash equivalents	$59,236	$61,413
Total current assets	920,725	927,027
Total current liabilities	651,023	685,683
Long-term debt, excluding current portion	499,115	473,165
Capital lease obligations, excluding current portion	990,936	972,760
Financing obligation, excluding current portion	2,836,755	2,785,103

Other than our significant tenant concentrations, management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 129 real estate properties held for investment as of March 31, 2014 is diversified by location across 28 states. The properties in any one state did not account for more than 20% of the Company’s total rental revenue during the three months ended March 31, 2014.
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
On May 1, 2014, CMS released projections for fiscal year 2015 Medicare rates for skilled nursing facilities of a net increase of 2.0% over fiscal year 2014 payments (comprised of a market basket increase of 2.4% and less the productivity adjustment of 0.4%).

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of March 31, 2014 (in thousands):

		April 1 Through		Year Ended December 31,
	Total	December 31, 2014	2015	2016	2017	2018	After 2018
Mortgage indebtedness(1)	$186,032	$5,997	$35,818	$5,681	$5,681	$5,681	$127,174
Revolving Credit Facility	176,588	4,714	6,257	165,617	—	—	—
Senior Notes(2)	786,875	20,375	30,000	30,000	30,000	30,000	646,500
Contingent consideration	10,400	5,240	1,960	—	3,200	—	—
Operating lease	162	71	91	—	—	—	—
Total	$1,160,057	$36,397	$74,126	$201,298	$38,881	$35,681	$773,674

(1)
Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $55.9 million, of which $2.1 million is attributable to variable interest rates determined using the weighted average method.

(2)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $236.9 million.
In addition to the above, we have committed to provide up to $105.9 million of funding related to four debt investments and two preferred equity investments. As of March 31, 2014, we had funded $54.4 million of these commitments. The debt investments have maturity dates ranging from 2016 through 2018.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2014, this indebtedness included $550.0 million aggregate principal amount of Senior Notes outstanding, $130.1 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own and $162.0 million outstanding under our Revolving Credit Facility. As of March 31, 2014, $191.8 million of our outstanding indebtedness had a variable interest rate. In addition, as of March 31, 2014, we had $125.5 million available for borrowing under our Revolving Credit Facility. From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of March 31, 2014, interest expense would increase $1.7 million for the twelve months following March 31, 2014. As of March 31, 2014, the index underlying our variable rate mortgages was below 100 basis points and if this index would have decreased to zero during the 12 months ended March 31, 2014, interest expense on our variable rate debt would decrease by $0.2 million.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2013 Annual Report on Form 10-K.

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

4.3
Third Supplemental Indenture, dated January 23, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

4.4*
Fourth Supplemental Indenture, dated April 30, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee.

4.5	Form of 5.5% senior note due 2021 (included in Exhibit 4.3).

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

SABRA HEALTH CARE REIT, INC.

Date: May 5, 2014	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2014	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)