Form 10-Q
period 2014-06-30
Sabra Health Care REIT, Inc.
filed 2014-08-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2014, there were 47,263,151 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential investments, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Genesis HealthCare LLC, the parent of Sun Healthcare Group, Inc., until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	changes in general economic conditions and volatility in financial and credit markets;

•	the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity financings;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	our ability to maintain our status as a real estate investment trust (“REIT”); and

•	compliance with REIT requirements and certain tax matters related to our status as a REIT.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $169,763 and $151,078 as of June 30, 2014 and December 31, 2013, respectively	$1,036,312	$915,418
Loans receivable and other investments, net	225,787	185,293
Cash and cash equivalents	15,085	4,308
Restricted cash	6,125	5,352
Deferred tax assets	24,212	24,212
Prepaid expenses, deferred financing costs and other assets	68,990	63,252
Total assets	$1,376,511	$1,197,835

Liabilities
Mortgage notes	$125,400	$141,328
Secured revolving credit facility	—	135,500
Senior unsecured notes	550,000	414,402
Accounts payable and accrued liabilities	21,084	22,229
Tax liability	24,212	24,212
Total liabilities	720,696	737,671

Commitments and contingencies (Note 12)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 47,263,151 and 38,788,745 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	473	388
Additional paid-in capital	760,258	534,639
Cumulative distributions in excess of net income	(104,951)	(74,921)
Total Sabra Health Care REIT, Inc. stockholders’ equity	655,838	460,164
Noncontrolling interests	(23)	—
Total equity	655,815	460,164
Total liabilities and equity	$1,376,511	$1,197,835
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$37,485	$31,518	$73,578	$62,993
Interest and other income	5,488	757	10,245	1,304

Total revenues	42,973	32,275	83,823	64,297

Expenses:
Depreciation and amortization	9,755	8,222	19,105	16,468
Interest	10,994	10,143	22,128	20,145
General and administrative	7,926	3,422	13,779	8,139

Total expenses	28,675	21,787	55,012	44,752

Other (expense) income:
Loss on extinguishment of debt	(162)	(9,750)	(22,296)	(9,750)
Other income (expense)	660	(1,400)	960	(900)

Total other income (expense)	498	(11,150)	(21,336)	(10,650)

Net income (loss)	14,796	(662)	7,475	8,895

Net loss attributable to noncontrolling interests	5	—	23	—

Net income (loss) attributable to Sabra Health Care REIT, Inc.	14,801	(662)	7,498	8,895

Preferred stock dividends	(2,560)	(2,523)	(5,121)	(2,827)

Net income (loss) attributable to common stockholders	$12,241	$(3,185)	$2,377	$6,068

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.28	$(0.09)	$0.06	$0.16

Diluted common share	$0.28	$(0.09)	$0.06	$0.16

Weighted-average number of common shares outstanding, basic	43,655,292	37,357,112	41,324,795	37,321,813

Weighted-average number of common shares outstanding, diluted	44,096,297	37,357,112	41,791,470	37,789,804

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$305,488	$—	$305,488
Net income	—	—	—	—	—	8,895	8,895	—	8,895
Amortization of stock-based compensation	—	—	—	—	4,182	—	4,182	—	4,182
Preferred stock issuance	5,750,000	58	—	—	138,288	—	138,346	—	138,346
Common stock issuance	—	—	234,734	2	(2,852)	—	(2,850)	—	(2,850)
Preferred dividends	—	—	—	—	—	(2,827)	(2,827)	—	(2,827)
Common dividends ($0.68 per share)	—	—	—	—	—	(25,667)	(25,667)	—	(25,667)
Balance, June 30, 2013	5,750,000	$58	37,333,943	$373	$493,479	$(68,343)	$425,567	$—	$425,567

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$460,164	$—	$460,164
Net income	—	—	—	—	—	7,498	7,498	(23)	7,475
Amortization of stock-based compensation	—	—	—	—	5,195	—	5,195	—	5,195
Common stock issuance	—	—	8,474,406	85	220,424	—	220,509	—	220,509
Preferred dividends	—	—	—	—	—	(5,121)	(5,121)	—	(5,121)
Common dividends ($0.74 per share)	—	—	—	—	—	(32,407)	(32,407)	—	(32,407)
Balance, June 30, 2014	5,750,000	$58	47,263,151	$473	$760,258	$(104,951)	$655,838	$(23)	$655,815

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,475	$8,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,105	16,468
Non-cash interest income adjustments	140	12
Amortization of deferred financing costs	1,872	1,589
Stock-based compensation expense	4,792	3,933
Amortization of premium	(33)	(401)
Loss on extinguishment of debt	1,418	508
Straight-line rental income adjustments	(8,433)	(7,300)
Write-off of straight-line rental income	2,994	—
Change in fair value of contingent consideration	(960)	900
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,171)	(1,563)
Accounts payable and accrued liabilities	3,312	1,877
Restricted cash	(1,590)	(1,932)

Net cash provided by operating activities	28,921	22,986

Cash flows from investing activities:
Acquisitions of real estate	(118,389)	(6,175)
Origination and fundings of loans receivable	(38,373)	(25,244)
Preferred equity investment	(6,458)	(5,144)
Additions to real estate	(783)	(226)
Net proceeds from the sale of real estate	—	2,208

Net cash used in investing activities	(164,003)	(34,581)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	350,000	200,000
Principal payments on senior unsecured notes	(211,250)	(113,750)
Proceeds from secured revolving credit facility	80,000	—
Payments on secured revolving credit facility	(215,500)	(92,500)
Proceeds from mortgage notes	57,703	—
Principal payments on mortgage notes	(87,733)	(9,193)
Payments of deferred financing costs	(10,135)	(5,378)
Issuance of preferred stock	—	138,345
Issuance of common stock	219,899	(2,851)
Dividends paid on common and preferred stock	(37,125)	(27,409)

Net cash provided by financing activities	145,859	87,264

Net increase in cash and cash equivalents	10,777	75,669
Cash and cash equivalents, beginning of period	4,308	17,101

Cash and cash equivalents, end of period	$15,085	$92,770

Supplemental disclosure of cash flow information:
Interest paid	$15,298	$19,839

Supplemental disclosure of non-cash transaction:
Assumption of mortgage indebtedness	$14,102	$—

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/post-acute facilities, senior housing facilities, acute care hospitals, debt investments and preferred equity investments.
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
As of June 30, 2014, the Company determined it was the primary beneficiary of one senior housing facility and has consolidated the operations of the facility in the accompanying condensed consolidated financial statements. As of June 30, 2014, the operations of the facility were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2014, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014, and will be applied prospectively.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
3.RECENT REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2014, the Company acquired six skilled nursing facilities and three senior housing facilities for consideration totaling $141.5 million. The consideration was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Consideration
$11,939	$126,855	$2,075	$677	$141,546

As of June 30, 2014, the purchase price allocations for the acquisition completed during the three months ended June 30, 2014 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 12 years and 21 years, respectively.
For the three and six months ended June 30, 2014, the Company recognized $3.1 million and $4.3 million, respectively, of total revenues and $1.9 million and $2.3 million, respectively, of net income attributable to common stockholders from these properties.
Acquisition Earn-Out
On February 14, 2014, the Company acquired four skilled nursing facilities and two senior housing facilities (the “Nye Portfolio”) for $90.0 million. The Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the master lease. To determine value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of June 30, 2014, based on the potential future performance of the Nye Portfolio, the contingent consideration liability is estimated at $3.3 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. During the three and six months ended June 30, 2014, the Company recorded an adjustment to the contingent consideration liability of $0.1 million and included this amount in Other (expense) income on the accompanying condensed consolidated statements of income (loss).

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	102	11,460	$825,011	$(145,207)	$679,804
Senior Housing	26	1,966	205,003	(15,955)	189,048
Acute Care Hospitals	2	124	175,807	(8,422)	167,385
	130	13,550	1,205,821	(169,584)	1,036,237
Corporate Level			254	(179)	75
			$1,206,075	$(169,763)	$1,036,312
As of December 31, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Post-Acute	96	10,826	$737,188	$(132,068)	$605,120
Senior Housing	23	1,518	153,247	(13,337)	139,910
Acute Care Hospitals	2	124	175,807	(5,520)	170,287
	121	12,468	1,066,242	(150,925)	915,317
Corporate Level			254	(153)	101
			$1,066,496	$(151,078)	$915,418

	June 30, 2014	December 31, 2013
Building and improvements	$1,000,240	$879,926
Furniture and equipment	57,891	50,567
Land improvements	4,393	4,392
Land	143,551	131,611
	1,206,075	1,066,496
Accumulated depreciation	(169,763)	(151,078)
	$1,036,312	$915,418
Operating Leases
As of June 30, 2014, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from seven to 18 years. As of June 30, 2014, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $0.5 million and $1.6 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, 81 of the Company's 130 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of June 30, 2014, the future minimum rental payments from the Company’s properties under non-cancelable operating leases were as follows (in thousands):

July 1, 2014 through December 31, 2014	$67,130
2015	139,039
2016	141,993
2017	145,642
2018	149,414
Thereafter	944,560
$1,587,778

5.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of June 30, 2014	Book Value as of June 30, 2014	Weighted Average Contractual Rate	Weighted Average Annualized Effective Rate	Maturity Date
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing / Acute Care Hospital	$149,756	$150,203	8.2%	8.1%	10/31/16 - 1/31/18
Construction	3	Acute Care Hospital / Memory Care	50,989	51,309	7.4%	7.3%	9/30/16 - 10/31/18
Mezzanine	1	Skilled Nursing	6,517	6,536	12.0%	11.6%	12/27/14
Pre-development	4	Senior Housing	2,709	2,818	9.0%	8.0%	8/16/15 - 5/8/17

	12		209,971	210,866	8.2%	8.0%

Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	14,711	14,921	14.2%	14.1%	NA

Total	17		$224,682	$225,787	8.6%	8.4%

Chai Acquisition Option Exercise
On March 5, 2014, the Company exercised its option to purchase two skilled nursing facilities indirectly securing a related mezzanine loan for $24.5 million.
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

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at June 30, 2014	Maturity Date
Fixed Rate	$125,400	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	NA	NA
	$125,400	$141,328	3.96%
Mortgage Debt Refinancing. On January 21, 2014, the Company refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by the United States Department of Housing and Urban Development (“HUD”) at an interest rate of 4.25% with maturities between 2039 and 2044. In addition, on April 8, 2014, the Company refinanced of $11.6 million of variable rate mortgage indebtedness that was previously repaid with funds from its Revolving Credit Facility. This new $11.6 million mortgage loan is guaranteed by HUD, has an interest rate of 4.10% and matures in 2044. In connection with these refinancings, the Company wrote off $0.5 million in unamortized deferred financing costs during the six months ended June 30, 2014 and included this amount in loss on extinguishment of debt on the accompanying condensed consolidated statements of income (loss).
Mortgage Debt Repayment. On May 1, 2014, the Company repaid $29.8 million of existing variable rate mortgage indebtedness, having an interest rate of 5.0% per annum, with proceeds from its Revolving Credit Facility. In connection with this repayment, the Company wrote off $0.1 million in unamortized deferred financing costs during the six months ended

June 30, 2014 and included this amount in loss on extinguishment of debt on the accompanying condensed consolidated statements of income (loss).
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
On June 24, 2013, pursuant to the terms of the indenture governing the 2018 Notes (the “2018 Notes Indenture”), the Issuers redeemed $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes, representing 35% of the aggregate principal amount of the 2018 Notes outstanding. The 2018 Notes were redeemed at a redemption price of 108.125% of the principal amount redeemed, plus accrued and unpaid interest up to the redemption date. The redemption resulted in a $9.8 million loss on extinguishment of debt, including $9.3 million in payments made to noteholders for early redemption and $0.5 million of write-offs associated with unamortized deferred financing costs and issuance premium.
On January 8, 2014, the Company commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of the 2018 Notes. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in $21.6 million of tender offer and redemption related costs and write-offs for the six months ended June 30, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income (loss).

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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of June 30, 2014.
Revolving Credit Facility
On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $225.0 million, subject to terms and conditions. The Revolving Credit Facility is secured by pledges of equity by the Company's wholly-owned subsidiaries that own certain of the Company's real estate assets. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the related credit agreement). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option. As of June 30, 2014, there were no amounts outstanding under the Company’s Revolving Credit Facility, and the Company had $289.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate. As of June 30, 2014, the interest rate on the Revolving Credit Facility was 3.66%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three and six months ended June 30, 2014, the Company incurred $0.8 million and $2.0 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and six months ended June 30, 2014, the Company incurred $0.4 million and $0.6 million, respectively, of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2014, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.

Interest Expense
The Company incurred interest expense of $11.0 million and $22.1 million during the three and six months ended June 30, 2014, respectively, and $10.1 million and $20.1 million during the three and six months ended June 30, 2013, respectively. Interest expense includes deferred financing costs amortization of $0.9 million and $1.9 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had $9.7 million and $4.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2014 (in thousands):

	Mortgage Indebtedness	Senior Notes	Total
July 1, 2014 through December 31, 2014	$1,377	$—	$1,377
2015	2,823	—	2,823
2016	2,917	—	2,917
2017	3,013	—	3,013
2018	3,114	—	3,114
Thereafter	112,156	550,000	662,156
	$125,400	$550,000	$675,400

7.FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, the Revolving Credit Facility, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2014			December 31, 2013
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$209,971	$210,866	$209,187	$176,558	$177,509	$176,985
Preferred equity investments	14,711	14,921	14,975	7,695	7,784	7,950
Financial liabilities:
Senior Notes	550,000	550,000	572,500	411,250	414,402	421,122
Mortgage indebtedness	125,400	125,400	108,943	141,328	141,328	130,622

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of June 30, 2014 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$209,187	$—	$—	$209,187
Preferred equity investments	14,975	—	—	14,975
Financial liabilities:
Senior Notes	572,500	—	572,500	—
Mortgage indebtedness	108,943	—	—	108,943
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
During the six months ended June 30, 2014, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration liability	$4,500	$—	$—	$4,500
The Company’s contingent consideration liability is the result of two acquisitions of real estate properties (see Note 3, “Recent Real Estate Acquisitions” for further details regarding the new contingent liability). In order to determine the fair value of the Company’s contingent consideration liability, the Company used significant inputs not observable in the market to estimate the liability, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios. As of June 30, 2014, the total contingent consideration liability was valued at $4.5 million. The following reconciliation provides the details of activity during the six months ended June 30, 2014 for financial instruments recorded at fair value using Level 3 inputs:

Balance as of December 31, 2013	$7,500
New contingent liability	3,200
Decrease in contingent liability	(960)
Payment of contingent liability	(5,240)
Balance as of June 30, 2014	$4,500

A corresponding amount equal to the decrease in contingent liability was included as other income on the accompanying condensed consolidated statements of income (loss) for the three and six months ended June 30, 2014.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At June 30, 2014, there were no dividends in arrears.
The Series A Preferred Stock does not have a stated maturity date, but the Company may redeem the Series A Preferred Stock on or after March 21, 2018, for $25.00 per share, plus any accrued and unpaid dividends.  The Company may redeem the Series A Preferred Stock prior to March 21, 2018, in limited circumstances to preserve its status as a REIT or pursuant to a specified change of control.  Upon the occurrence of a specified change of control, each holder of Series A Preferred Stock will have the right to convert some or all of the shares of Series A Preferred Stock held by such holder into a number of shares of the Company’s common stock equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 1.7864 shares of common stock per share of Series A Preferred Stock (subject to certain adjustments).
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2014:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 23, 2014	February 15, 2014	$0.36	February 28, 2014
May 5, 2014	May 15, 2014	0.38	May 30, 2014
On May 12, 2014, the Company completed an underwritten public offering of 8.1 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share.
During the six months ended June 30, 2014, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2013 Bonus Plan pursuant to an election by certain participants to receive their bonus payment in shares of the Company's common stock. During the six months ended June 30, 2014, the Company issued 11,515 shares of common stock as a result of stock options exercised.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the six months ended June 30, 2014, pursuant to advance elections made by certain participants, the Company paid $5.1 million in tax withholding obligations that were satisfied through a reduction in the number of shares delivered to those participants.
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
During the three months ended June 30, 2014, the Company sold 0.1 million ATM Shares, at an average price of $27.77 per share, generating gross proceeds of approximately $1.9 million, before $39,000 of commissions. During the six months ended June 30, 2014, the Company sold 0.2 million ATM Shares, at an average price of $27.71 per share, generating gross proceeds of approximately $6.6 million, before $0.1 million of commissions. As of June 30, 2014, the Company had $55.2 million available under the ATM Program.

9.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income (loss) attributable to common stockholders	$12,241	$(3,185)	$2,377	$6,068

Denominator
Basic weighted average common shares	43,655,292	37,357,112	41,324,795	37,321,813
Dilutive stock options and restricted stock units	441,005	—	466,675	467,991

Diluted weighted average common shares	44,096,297	37,357,112	41,791,470	37,789,804

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.28	$(0.09)	$0.06	$0.16

Diluted common share	$0.28	$(0.09)	$0.06	$0.16
Certain of our outstanding restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three and six months ended June 30, 2014, approximately 9,000 and 10,000 restricted stock units, respectively, were not included because they were considered anti-dilutive. During the three months ended June 30, 2013, all restricted stock units and stock options were not included because they were anti-dilutive. During the six months ended June 30, 2013, approximately 5,000 restricted stock units were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the three and six months ended June 30, 2014 and during the six months ended June 30, 2013.
10.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the Senior Notes by the Issuers and the Issuers’ previous offerings of the 2018 Notes (which were no longer outstanding as of June 30, 2014), the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$75	$—	$844,136	$192,101	$—	$1,036,312
Loans receivable and other investments, net	—	—	225,787	—	—	225,787
Cash and cash equivalents	12,209	—	—	2,876	—	15,085
Restricted cash	—	—	160	5,965	—	6,125
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	985	13,466	45,875	8,664	—	68,990
Intercompany	243,557	369,569	—	—	(613,126)	—
Investment in subsidiaries	403,710	580,020	9,326	—	(993,056)	—
Total assets	$684,748	$963,055	$1,125,284	$209,606	$(1,606,182)	$1,376,511
Liabilities
Mortgage notes	$—	$—	$—	$125,400	$—	$125,400
Secured revolving credit facility	—	—	—	—	—	—
Senior unsecured notes	—	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	4,698	9,345	5,691	1,350	—	21,084
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	598,992	14,134	(613,126)	—
Total liabilities	28,910	559,345	604,683	140,884	(613,126)	720,696
Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2014	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 47,263,151 shares issued and outstanding as of June 30, 2014	473	—	—	—	—	473
Additional paid-in capital	760,258	280,220	309,266	33,509	(622,995)	760,258
Cumulative distributions in excess of net income	(104,951)	123,490	211,335	35,236	(370,061)	(104,951)
Total Sabra Health Care REIT, Inc. stockholders' equity	655,838	403,710	520,601	68,745	(993,056)	655,838
Noncontrolling interests	—	—	—	(23)	—	(23)
Total equity	655,838	403,710	520,601	68,722	(993,056)	655,815
Total liabilities and equity	$684,748	$963,055	$1,125,284	$209,606	$(1,606,182)	$1,376,511

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(dollars in thousands, except per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$101	$—	$751,771	$163,546	$—	$915,418
Loans receivable and other investments, net	—	—	185,293	—	—	185,293
Cash and cash equivalents	3,551	—	—	757	—	4,308
Restricted cash	—	—	121	5,231	—	5,352
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	1,217	9,207	46,694	6,134	—	63,252
Intercompany	63,125	270,194	—	42,637	(375,956)	—
Investment in subsidiaries	398,640	537,505	25,205	—	(961,350)	—
Total assets	$490,846	$816,906	$1,009,084	$218,305	$(1,337,306)	$1,197,835
Liabilities
Mortgage notes	$—	$—	$—	$141,328	$—	$141,328
Secured revolving credit facility	—	—	135,500	—	—	135,500
Senior unsecured notes	—	414,402	—	—	—	414,402
Accounts payable and accrued liabilities	6,470	3,864	11,008	887	—	22,229
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	375,956	—	(375,956)	—
Total liabilities	30,682	418,266	522,464	142,215	(375,956)	737,671
Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2013	58	—	—	—	—	58
Common stock, $.01 par value; 125,000,000 shares authorized, 38,788,745 shares issued and outstanding as of December 31, 2013	388	—	—	—	—	388
Additional paid-in capital	534,639	291,226	323,574	48,507	(663,307)	534,639
Cumulative distributions in excess of net income	(74,921)	107,414	163,046	27,583	(298,043)	(74,921)
Total Sabra Health Care REIT, Inc. stockholders' equity	460,164	398,640	486,620	76,090	(961,350)	460,164
Total liabilities and equity	$490,846	$816,906	$1,009,084	$218,305	$(1,337,306)	$1,197,835

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$29,795	$7,690	$—	$37,485
Interest and other income	3	—	4,806	679	—	5,488
Total revenues	3	—	34,601	8,369	—	42,973
Expenses:
Depreciation and amortization	13	—	7,725	2,017	—	9,755
Interest	—	7,964	1,613	1,417	—	10,994
General and administrative	3,869	1	3,483	573	—	7,926
Total expenses	3,882	7,965	12,821	4,007	—	28,675

Other (expense) income:
Loss on extinguishment of debt	—	(70)	—	(92)	—	(162)
Other income (expense)	—	—	660	—	—	660

Total other (expense) income	—	(70)	660	(92)	—	498

Income in subsidiary	18,680	26,715	1,078	—	(46,473)	—

Net income	14,801	18,680	23,518	4,270	(46,473)	14,796

Net loss attributable to noncontrolling interests	—	—	—	5	—	5

Net income attributable to Sabra Health Care REIT, Inc.	14,801	18,680	23,518	4,275	(46,473)	14,801

Preferred stock dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$12,241	$18,680	$23,518	$4,275	$(46,473)	$12,241

Net income attributable to common stockholders, per:
Basic common share						$0.28
Diluted common share						$0.28
Weighted-average number of common shares outstanding, basic						43,655,292
Weighted-average number of common shares outstanding, diluted						44,096,297

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the Three Months Ended June 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$24,219	$7,299	$—	$31,518
Interest and other income	16	—	741	—	—	757
Total revenues	16	—	24,960	7,299	—	32,275
Expenses:
Depreciation and amortization	13	—	6,302	1,907	—	8,222
Interest	—	7,722	639	1,782	—	10,143
General and administrative	3,091	2	299	30	—	3,422
Total expenses	3,104	7,724	7,240	3,719	—	21,787

Other (expense) income:
Loss on extinguishment of debt	—	(9,750)	—	—	—	(9,750)
Other income (expense)	—	—	(1,400)	—	—	(1,400)

Total other (expense) income	—	(9,750)	(1,400)	—	—	(11,150)

Income in subsidiary	2,426	19,900	930	—	(23,256)	—

Net (loss) income	(662)	2,426	17,250	3,580	(23,256)	(662)

Preferred dividends	(2,523)	—	—	—	—	(2,523)

Net (loss) income attributable to common stockholders	$(3,185)	$2,426	$17,250	$3,580	$(23,256)	$(3,185)

Net loss attributable to common stockholders, per:
Basic common share						$(0.09)
Diluted common share						$(0.09)
Weighted-average number of common shares outstanding, basic						37,357,112
Weighted-average number of common shares outstanding, diluted						37,357,112

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$58,572		$15,006	$—	$73,578
Interest and other income	7		—	8,898		1,340	—	10,245
Total revenues	7		—	67,470		16,346	—	83,823
Expenses:
Depreciation and amortization	25		—	15,146		3,934	—	19,105
Interest	—		15,754	3,488		2,886	—	22,128
General and administrative	8,559		2	3,928		1,290	—	13,779
Total expenses	8,584		15,756	22,562		8,110	—	55,012

Other (expense) income:
Loss on extinguishment of debt	—		(21,689)	—		(607)	—	(22,296)
Other income (expense)	—		—	960		—	—	960

Total other (expense) income	—		(21,689)	960		(607)	—	(21,336)

Income in subsidiary	16,075		53,520	2,419		—	(72,014)	—

Net income	7,498		16,075	48,287		7,629	(72,014)	7,475

Net loss attributable to noncontrolling interests	—		—	—		23	—	23

Net income attributable to Sabra Health Care REIT, Inc.	7,498		16,075	48,287		7,652	(72,014)	7,498

Preferred dividends	(5,121)		—	—		—	—	(5,121)

Net income attributable to common stockholders	$2,377	—	$16,075	$48,287	—	$7,652	$(72,014)	$2,377

Net income attributable to common stockholders, per:
Basic common share								$0.06
Diluted common share								$0.06
Weighted-average number of common shares outstanding, basic								41,324,795
Weighted-average number of common shares outstanding, diluted								41,791,470

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$48,353	$14,640	$—	$62,993
Interest and other income	69	—	1,235	—	—	1,304
Total revenues	69	—	49,588	14,640	—	64,297
Expenses:
Depreciation and amortization	25	—	12,617	3,826	—	16,468
Interest	—	14,438	1,979	3,728	—	20,145
General and administrative	7,675	4	412	48	—	8,139
Total expenses	7,700	14,442	15,008	7,602	—	44,752

Other (expense) income:
Loss on extinguishment of debt	—	(9,750)	—	—	—	(9,750)
Other income (expense)	—	—	(900)	—	—	(900)

Total other (expense) income	—	(9,750)	(900)	—	—	(10,650)

Income in subsidiary	16,526	40,718	1,909	—	(59,153)	—

Net income	8,895	16,526	35,589	7,038	(59,153)	8,895

Preferred dividends	(2,827)	—	—	—	—	(2,827)

Net income attributable to common stockholders	$6,068	$16,526	$35,589	$7,038	$(59,153)	$6,068

Net income attributable to common stockholders, per:
Basic common share						$0.16
Diluted common share						$0.16
Weighted-average number of common shares outstanding, basic						37,321,813
Weighted-average number of common shares outstanding, diluted						37,789,804

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Net cash (used in) provided by operating activities	$(1,746)	$—	$—	$30,667		$—	$28,921
Cash flows from investing activities:
Acquisitions of real estate	—	—	(108,650)	(9,739)		—	(118,389)
Origination of note receivable	—	—	(38,373)	—		—	(38,373)
Preferred equity investment	—	—	(6,458)	—		—	(6,458)
Additions to real estate	—	—	(783)	—		—	(783)
Investment in Subsidiary	(12,122)	(12,122)	—	—		24,244	—
Intercompany financing	(160,248)	(289,776)	—	—		450,024	—
Net cash used in investing activities	(172,370)	(301,898)	(154,264)	(9,739)		474,268	(164,003)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000	—	—	—	—	350,000
Principal payments on senior unsecured notes	—	(211,250)	—	—		—	(211,250)
Proceeds from secured revolving credit facility	—	—	80,000	—		—	80,000
Payments on secured revolving credit facility	—	—	(215,500)	—		—	(215,500)
Proceeds from mortgage notes	—	—	—	57,703		—	57,703
Principal payments on mortgage notes	—	—	—	(87,733)		—	(87,733)
Payments of deferred financing costs	—	(9,222)	(12)	(901)		—	(10,135)
Issuance of common stock	219,899	—	—	—		—	219,899
Dividends paid on common and preferred stock	(37,125)	—	—	—		—	(37,125)
Contribution from Parent	—	12,122	—	12,122		(24,244)	—
Intercompany financing	—	160,248	289,776	—		(450,024)	—
Net cash provided by (used in) financing activities	182,774	301,898	154,264	(18,809)		(474,268)	145,859
Net increase in cash and cash equivalents	8,658	—	—	2,119		—	10,777
Cash and cash equivalents, beginning of period	3,551	—	—	757		—	4,308
Cash and cash equivalents, end of period	$12,209	$—	$—	$2,876		$—	$15,085

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$12,200	$—	$—	$10,786	$—	$22,986
Cash flows from investing activities:
Acquisitions of real estate	—	—	(6,175)	—	—	(6,175)
Origination of note receivable	—	—	(25,244)	—	—	(25,244)
Preferred equity investment	—	—	(5,144)	—	—	(5,144)
Additions to real estate	—	—	(226)	—	—	(226)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Investment in Subsidiary	—	—	—	—	—	—
Distribution from Subsidiary	1,920	1,920	—	—	(3,840)	—
Intercompany financing	(46,072)	(127,163)	—	—	173,235	—
Net cash (used in) provided by investing activities	(44,152)	(125,243)	(36,789)	2,208	169,395	(34,581)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	200,000	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—	—	(113,750)
Payments on secured revolving credit facility	—	—	(92,500)	—	—	(92,500)
Principal payments on mortgage notes	—	—	—	(9,193)	—	(9,193)
Payments of deferred financing costs	—	(5,159)	(82)	(137)	—	(5,378)
Issuance of common stock	(2,851)	—	—	—	—	(2,851)
Issuance of preferred stock	138,345	—	—	—	—	138,345
Dividends paid	(27,409)	—	—	—	—	(27,409)
Distribution to Parent	—	(1,920)	—	(1,920)	3,840	—
Intercompany financing	—	46,072	129,371	(2,208)	(173,235)	—
Net cash provided by (used in) financing activities	108,085	125,243	36,789	(13,458)	(169,395)	87,264
Net increase (decrease) in cash and cash equivalents	76,133	—	—	(464)	—	75,669
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$91,208	$—	$—	$1,562	$—	$92,770

11.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and six months ended June 30, 2014 and 2013. The Company acquired six skilled nursing facilities and three senior housing facilities during the six months ended June 30, 2014. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2013, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$43,142	$35,532	$86,011	$70,812
Depreciation and amortization	9,801	9,237	19,659	18,498
Net income (loss) attributable to common stockholders	12,497	(1,075)	4,420	10,144

Net income (loss) attributable to common stockholders, per:
Basic common share	$0.29	$(0.03)	$0.11	$0.27
Diluted common share	$0.28	$(0.03)	$0.11	$0.27

Weighted-average number of common shares outstanding, basic	43,655,292	37,357,112	41,324,795	37,321,813
Weighted-average number of common shares outstanding, diluted	44,096,297	37,357,112	41,791,470	37,789,804

12.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2014.

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
Dividend Declaration
On July 30, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.38 per share of common stock. The dividend will be paid on August 29, 2014 to common stockholders of record as of the close of business on August 15, 2014.
On July 30, 2014, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 29, 2014 to preferred stockholders of record as of the close of business on August 15, 2014.
Revolving Credit Facility
As of July 30, 2014, the Company received over $500.0 million in lender commitments for a new unsecured revolving credit facility. The total availability under the agreement is expected to be $500.0 million with an accordion feature for up to $250.0 million of additional capacity. The terms will include a four year term with a one-year extension option and improvements in pricing across the pricing matrix including an improvement of 90 basis points based on our leverage as of June 30, 2014. The lender commitments are non-binding and are subject to the parties' negotiation of final terms, and there is no assurance that the Company will enter into any new unsecured revolving credit facility on the terms set forth above or at all.

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
Our investment portfolio is primarily comprised of skilled nursing/post-acute facilities, senior housing facilities, acute care hospitals, debt investments and preferred equity investments.
We expect to continue to grow our portfolio primarily through the acquisition of senior housing and memory care facilities and with a secondary focus on acquiring skilled nursing facilities. We have and will continue to opportunistically acquire other types of healthcare real estate (including acute care hospitals) and originate financing secured directly or indirectly by healthcare facilities. We also expect to grow our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing, memory care and skilled nursing assets.
With respect to our debt investments, in general, we originate loans in situations where an attractive investment opportunity is presented but either (a) the property is under development or (b) the property is completed but the operations of the facility are not yet stabilized. A key component of our strategy related to loan originations is the option to purchase the underlying real estate that secures our loan investments. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the purchase price is set based on the same valuation methods we use to value our investments in healthcare real estate. This strategy allows us to diversify our revenue streams, build relationships with operators and developers, and provides us with the option to add newer properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
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
Recent Transactions
Revolving Credit Facility
As of July 30, 2014, we received over $500.0 million in lender commitments for a new unsecured revolving credit facility. The total availability under the agreement is expected to be $500.0 million with an accordion feature for up to $250.0 million of additional capacity. The terms will include a four year term with a one-year extension option and improvements in pricing across the pricing matrix including an improvement of 90 basis points based on our leverage as of June 30, 2014. The lender commitments are non-binding and are subject to the parties' negotiation of final terms, and there is no assurance that we will enter into any new unsecured revolving credit facility on the terms set forth above or at all.
Equity Offering
On May 12, 2014, we completed an underwritten public offering of 8.1 million newly issued shares of our common stock pursuant to an effective registration statement.  We received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share. We used a portion of the proceeds from the offering to repay $192.0 million then-outstanding under our Revolving Credit Facility. The remaining proceeds to us will be used to fund possible future acquisitions or for general corporate purposes.
Mortgage Debt Repayment
On May 1, 2014, we repaid $29.8 million of existing variable rate mortgage indebtedness with proceeds from our Revolving Credit Facility. As a result of our recent financing activities, we have reduced our weighted-average effective interest rate, excluding borrowings under our Revolving Credit Facility, to 5.17% per annum from 5.96% per annum as of December 31, 2013. Also, excluding borrowings under our Revolving Credit Facility, all our borrowings are now at fixed interest rates and we have no significant debt maturities until 2021.
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
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2013 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2014.
Recently Issued Accounting Standards Update
In May 2014, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014, and will be applied prospectively.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Results of Operations
As of June 30, 2014, our investment portfolio included 130 real estate properties held for investment, 12 investments in loans receivable and five preferred equity investments. As of June 30, 2013, our investment portfolio included 120 real estate properties held for investment, four investments in loans receivable and two preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2014 and 2013 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three and six months ended June 30, 2014 and 2013 are not directly comparable due to the increase in investments made subsequent to the beginning of the respective comparable period in the preceding year.

Comparison of results of operations for the three months ended June 30, 2014 versus the three months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,		Increase	Percentage Difference	Increase due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2014	2013
Revenues:
Rental income	$37,485	$31,518	$5,967	19%	$6,561	$(594)
Interest and other income	5,488	757	4,731	625%	3,636	1,095
Expenses:
Depreciation and amortization	9,755	8,222	1,533	19%	2,032	(499)
Interest	10,994	10,143	851	8%	—	851
General and administrative	7,926	3,422	4,504	132%	244	4,260
Other (expense) income:
Loss on extinguishment of debt	(162)	(9,750)	9,588	98%	—	9,588
Other income (expense)	660	(1,400)	2,060	147%	—	2,060
(1) Represents the dollar amount increase for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of investments made on or after April 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 that is not a direct result of investments made after April 1, 2013.
Rental Income
During the three months ended June 30, 2014, we recognized $37.5 million of rental income compared to $31.5 million for the three months ended June 30, 2013. The $6.0 million increase in rental income is primarily due to an increase of $6.6 million from properties acquired on or after April 1, 2013, partially offset by a decrease of $0.6 million in rental income from properties acquired before April 1, 2013. The $0.6 million decrease is primarily due to a $0.2 million decrease related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity and a $0.2 million decrease due to the senior housing facility that is part of our RIDEA-compliant joint venture. The rental revenue related to the senior housing facility that is part of our RIDEA-compliant joint venture is eliminated upon consolidation. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended June 30, 2014, we recognized $5.5 million of interest and other income compared to $0.8 million for the three months ended June 30, 2013. Interest and other income during the three months ended June 30, 2014 primarily consisted of income earned on our 12 loans receivable investments and preferred dividends on our five preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $225.8 million as of June 30, 2014. Interest and other income during the three months ended June 30, 2013 primarily consisted of income earned on our four loans receivable investments and preferred dividends on our two preferred equity investments. These investments had a combined book value of $43.1 million as of June 30, 2013. Interest and other income during the three months ended June 30, 2014 also includes operating revenues associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues of $0.7 million in our condensed consolidated statements of income (loss) beginning as of January 1, 2014.
Depreciation and Amortization
During the three months ended June 30, 2014, we incurred $9.8 million of depreciation and amortization expense compared to $8.2 million for the three months ended June 30, 2013. The $1.5 million net increase in depreciation and amortization was primarily due to an increase of $2.0 million from properties acquired on or after April 1, 2013, partially offset by a decrease of $0.5 million related to assets that have been fully depreciated.

Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2014, we incurred $11.0 million of interest expense compared to $10.1 million for the three months ended June 30, 2013. The $0.9 million net increase is primarily related to (i) a $5.1 million increase in interest expense and amortization of deferred financing costs related to the January 2014 issuance of the $350.0 million aggregate principal amount of 2021 Notes (defined below), (ii) a $1.6 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes (defined below) and (iii) a $1.0 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the three months ended June 30, 2014, partially offset by (x) a $6.5 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes (defined below) completed in February 2014 and (y) a $0.3 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of a $29.8 million variable rate mortgage note.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating costs and other costs associated with acquisition pursuit activities. During the three months ended June 30, 2014, general and administrative expenses were $7.9 million compared to $3.4 million during the three months ended June 30, 2013. The $4.5 million increase is primarily related to (i) a $2.9 million straight-line rental income write-off primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity, (ii) a $0.1 million holdback fee expense related to the Forest Park - Frisco contingent consideration, (iii) $0.5 million of facility operating expenses and (iv) a $0.8 million increase in stock-based compensation. The increase in stock-based compensation expense, from $1.5 million during the three months ended June 30, 2013 to $2.3 million during the three months ended June 30, 2014, is primarily related to an increase in stock-based compensation as a result of meeting certain performance criteria under the terms of our performance-based stock units and annual bonuses paid to our management team. Management has elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. The increase in stock-based compensation as a result of the annual bonuses to be received in stock is due to the increase in our stock price during the three months ended June 30, 2014 (an increase of $1.21 per share) compared to the three months ended June 30, 2013 (a decrease of $2.90 per share). We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the three months ended June 30, 2014, we recognized $0.2 million of loss on debt extinguishment. Of this amount, $0.1 million related to the write-offs of unamortized deferred financing costs in connection with the repayment of a variable rate mortgage note and $0.1 million related to fees paid related to the redemption of the then-outstanding 2018 Notes. During the three months ended June 30, 2013, we recognized $9.8 million of loss on debt extinguishment. This amount related to the redemption fee paid and the write-offs of deferred financing costs and issuance premium in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes.
Other Income (Expense)
During the three months ended June 30, 2014, we recognized $0.7 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties (see Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details). During the three months ended June 30, 2013, we recognized $1.4 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition.

Comparison of results of operations for the six months ended June 30, 2014 versus the six months ended June 30, 2013 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Increase due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2014	2013
Revenues:
Rental income	$73,578	$62,993	$10,585	17%	$11,277	$(692)
Interest and other income	10,245	1,304	8,941	686%	7,349	1,592
Expenses:
Depreciation and amortization	19,105	16,468	2,637	16%	3,600	(963)
Interest	22,128	20,145	1,983	10%	—	1,983
General and administrative	13,779	8,139	5,640	69%	637	5,003
Other (expense) income:
Loss on extinguishment of debt	(22,296)	(9,750)	(12,546)	(129)%	—	(12,546)
Other income (expense)	960	(900)	1,860	207%	—	1,860
(1) Represents the dollar amount increase for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of investments made on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 that is not a direct result of investments made after January 1, 2013.
Rental Income
During the six months ended June 30, 2014, we recognized $73.6 million of rental income compared to $63.0 million for the six months ended June 30, 2013. The $10.6 million increase in rental income is primarily due to an increase of $11.3 million from properties acquired on or after January 1, 2013, partially offset by a decrease of $0.7 million in rental income. The $0.7 million decrease is primarily due to a $0.2 million decrease related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity and a $0.4 million decrease due to the senior housing facility that is part of our RIDEA-compliant joint venture. The rental revenue related to the senior housing facility that is part of our RIDEA-compliant joint venture is eliminated upon consolidation. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the six months ended June 30, 2014, we recognized $10.2 million of interest and other income compared to $1.3 million for the six months ended June 30, 2013. Interest and other income during the six months ended June 30, 2014 primarily consisted of income earned on our 12 loans receivable investments and preferred dividends on our five preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $225.8 million as of June 30, 2014. Interest and other income during the six months ended June 30, 2013 primarily consisted of income earned on our four loans receivable investments and preferred dividends on our two preferred equity investments. These investments had a combined book value of $43.1 million as of June 30, 2013. Interest and other income during the six months ended June 30, 2014 also includes operating revenues associated with consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues of $1.3 million in our condensed consolidated statements of income (loss) beginning as of January 1, 2014.
Depreciation and Amortization
During the six months ended June 30, 2014, we incurred $19.1 million of depreciation and amortization expense compared to $16.5 million for the six months ended June 30, 2013. The $2.6 million net increase in depreciation and amortization was primarily due to an increase of $3.6 million from properties acquired on or after January 1, 2013, partially offset by a decrease of $1.0 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2014, we incurred $22.1 million of interest expense compared to $20.1 million for the six months ended June 30, 2013. The $2.0 million net increase is primarily related to (i) a $9.0 million increase in interest expense and amortization of deferred financing costs related to the January 2014 issuance of the $350.0 million aggregate principal amount of 2021 Notes, (ii) a $4.5 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes and (iii) a $1.5 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the six months ended June 30, 2014, partially offset by (x) a $12.2 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes completed in February 2014 and (y) a $0.8 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of a $29.8 million existing variable rate mortgage note.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating costs and other costs associated with acquisition pursuit activities. During the six months ended June 30, 2014, general and administrative expenses were $13.8 million compared to $8.1 million during the six months ended June 30, 2013. The $5.6 million increase is primarily related to (i) a $3.0 million straight-line rental income write-off primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity, (ii) a $0.2 million holdback fee expense related to the Forest Park - Frisco contingent consideration, (iii) $1.0 million of facility operating expenses, (iv) a $0.2 million increase in acquisition pursuit costs from $0.4 million during the six months ended June 30, 2013 to $0.6 million during the six months ended June 30, 2014 and (v) a $0.9 million increase in stock-based compensation. The increase in stock-based compensation expense, from $3.9 million during the six months ended June 30, 2013 to $4.8 million during the six months ended June 30, 2014, is primarily related to an increase in stock-based compensation as a result of meeting certain performance criteria under the terms of our performance-based stock units. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the six months ended June 30, 2014, we recognized $22.3 million of loss on debt extinguishment. Of this amount, $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes and $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment. During the six months ended June 30, 2013, we recognized $9.8 million of loss on debt extinguishment related to the redemption fee paid and the write-offs of deferred financing costs and issuance premium in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes.
Other Income (Expense)
During the six months ended June 30, 2014, we recognized $1.0 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties (see Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details). During the six months ended June 30, 2013, we recognized $0.9 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition.
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
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2014 and 2013, to net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$12,241	$(3,185)	$2,377	$6,068
Depreciation and amortization of real estate assets	9,755	8,222	19,105	16,468

FFO	21,996	5,037	21,482	22,536

Acquisition pursuit costs	187	229	579	426
Stock-based compensation expense	2,279	1,459	4,792	3,933
Straight-line rental income adjustments	(4,247)	(3,617)	(8,433)	(7,300)
Amortization of deferred financing costs	927	823	1,872	1,589
Amortization of debt premiums	—	(202)	(33)	(401)
Change in fair value of contingent consideration	(660)	1,400	(960)	900
Non-cash portion of loss on extinguishment of debt	80	508	1,418	508
Non-cash interest income adjustments	70	7	140	12
Write-off of straight-line rental income	2,895	—	2,994	—

AFFO	$23,527	$5,644	$23,851	$22,203

FFO per diluted common share	$0.50	$0.13	$0.51	$0.60

AFFO per diluted common share	$0.53	$0.15	$0.57	$0.58

Weighted average number of common shares outstanding, diluted:
FFO	44,096,297	37,834,496	41,791,470	37,789,804

AFFO	44,335,381	38,190,891	42,075,917	38,125,087

Set forth below is additional information related to certain other items included in net income (loss) attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Income (Loss):

•
During the three and six months ended June 30, 2014, we incurred $0.2 million and $22.3 million, respectively, of debt extinguishment loss. The $0.2 million of debt extinguishment loss during the three months ended June 30, 2014 includes $0.1 million related to the write-offs of unamortized deferred financing costs in connection with the repayment of a variable rate mortgage note and $0.1 million in additional fees paid related to the redemption of the then-outstanding 2018 Notes. The $22.3 million of debt extinguishment loss during the six months ended June 30, 2014 also includes $20.8 million in payments made to noteholders for early redemption of the then-outstanding 2018

Notes, $0.8 million of write-offs associated with unamortized deferred financing and premium costs and $0.5 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing. The entire amount of the loss on extinguishment of debt is included in FFO for the three and six months ended June 30, 2014. The $0.1 million in fees paid related to the redemption of the then-outstanding 2018 Notes is included in AFFO for the three months ended June 30, 2014, and AFFO for the six months ended June 30, 2014 also includes the $20.8 million early redemption premium.

•
During the three and six months ended June 30, 2014, we recognized $0.7 million and $1.0 million, respectively, of other income, as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties. See Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details. This entire amount is included in FFO for the three and six months ended June 30, 2014.

•
During the three and six months ended June 30, 2014, we recognized $2.9 million and $3.0 million, respectively, of straight-line rental income write-off. The straight-line rental income write-off during the three and six months ended June 30, 2014 is primarily due to a write-off related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity. This entire amount is included in FFO for the three and six months ended June 30, 2014.

•
During the three and six months ended June 30, 2013, we incurred $9.8 million of debt extinguishment loss which consisted of $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. The entire amount of the loss on extinguishment of debt is included in FFO for the three and six months ended June 30, 2013, and the $9.3 million early redemption premium is included in AFFO for the three and six months ended June 30, 2013.

•
During the three and six months ended June 30, 2013, we incurred $1.4 million and $0.9 million, respectively, of other expense, as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition. This entire amount is included in FFO for the three and six months ended June 30, 2013.

Liquidity and Capital Resources
As of June 30, 2014, we had approximately $304.5 million in liquidity, consisting of unrestricted cash and cash equivalents of $15.0 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $289.5 million. As further described above under “—Recent Transactions—Equity Offering,” we completed an equity offering in May 2014, which provided net proceeds, before expenses, of $219.1 million. A portion of these proceeds was used to repay the $192.0 million outstanding balance under our Revolving Credit Facility. The Revolving Credit Facility provides, subject to borrowing availability limitations, for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $225.0 million, subject to terms and conditions.
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission of up to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement. We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given as to the price or amount of shares that we sell, or the dates when such sales will take place. During the three months ended June 30, 2014, we sold 0.1 million ATM Shares, at an average price of $27.77 per share, generating gross proceeds of approximately $1.9 million, before $39,000 of commissions. During the six months ended June 30, 2014, we sold 0.2 million ATM Shares, at an average price of $27.71 per share, generating gross proceeds of approximately $6.6 million, before $0.1 million of commissions. In addition, as of June 30, 2014, we had $55.2 million available under the ATM Program.

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
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility, future borrowings or the proceeds from issuances of common stock (including through our ATM Program), preferred stock, debt or other securities. In addition, we expect to seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions.
Cash Flows from Operating Activities
Net cash provided by operating activities was $28.9 million for the six months ended June 30, 2014. Operating cash inflows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis, rental payments from our other tenants and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and early redemption payments on our outstanding debt and payment of general and administrative expenses. Net cash provided by operating activities increased during the six months ended June 30, 2014, primarily as a result of acquisitions and investments that resulted in increased rental and interest income, partially offset by the $20.8 million in payments made to noteholders for early redemption of the then-outstanding 2018 Notes. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the six months ended June 30, 2014, net cash used in investing activities was $164.0 million and consisted of $118.4 million used in the acquisition of six skilled nursing facilities and three senior housing facilities, $38.4 million used to originate two loans receivable and provide additional funding for existing loans receivable, $6.5 million used for three preferred equity investments and $0.8 million used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the six months ended June 30, 2014, net cash provided by financing activities was $145.9 million and consisted of $350.0 million in proceeds from the January 2014 offering of 2021 Notes and $219.9 million in net proceeds from the May 2014 equity offering and shares sold through the ATM Program, partially offset by the redemption of $211.3 million in aggregate principal amount of the then-outstanding 2018 Notes, $37.1 million of dividends paid to stockholders, a net decrease in mortgage borrowings resulting from the repayment of $30.0 million in mortgage indebtedness and $10.1 million of payments for deferred financing costs primarily related to the issuance of the 2021 Notes. In addition, during the six months ended June 30, 2014, we borrowed $80.0 million on our Revolving Credit Facility and repaid $215.5 million during the same period.
Loan Agreements
2021 Notes. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation (the “Issuers”) issued $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “2021 Notes”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes.
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses. The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2023 Notes.
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
On June 24, 2013, pursuant to the terms of the indenture governing the 2018 Notes (the “2018 Notes Indenture”), the Issuers redeemed $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes, representing 35% of the aggregate principal amount of the 2018 Notes outstanding. The 2018 Notes were redeemed at a redemption price of 108.125% of the principal amount redeemed, plus accrued and unpaid interest up to the redemption date. The redemption resulted in a $9.8 million loss on extinguishment of debt, including $9.3 million in payments made to noteholders for early redemption and $0.5 million of write-offs associated with unamortized deferred financing costs and issuance premium.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning restrictive covenants and events of default in the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2014, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
Revolving Credit Facility. On July 29, 2013, the Operating Partnership entered into an amended and restated secured revolving credit facility (the “Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The Revolving Credit Facility provides for a borrowing capacity of $375.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $225.0 million, subject to terms and conditions. The Revolving Credit Facility is secured by pledges of equity by our wholly-owned subsidiaries that own certain of our real estate assets. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base calculation based on, among other factors, the mortgageability cash flow (as such term is defined in the related credit agreement). The Revolving Credit Facility has a maturity date of July 29, 2016, and includes a one year extension option.  As of June 30, 2014, there were no amounts outstanding under the Revolving Credit Facility, and we had $289.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.50% to 3.50% per annum for LIBOR based borrowings and 1.50% to 2.50% per annum for borrowings at the Base Rate.  As of June 30, 2014, the interest rate on the Revolving Credit Facility was 3.66%. In addition, the Operating Partnership is required to pay a facility fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three and six months ended June 30, 2014, we incurred $0.8 million and $2.0 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and six months ended June 30, 2014, we incurred $0.4 million and $0.6 million, respectively, of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning covenants contained in the Revolving Credit Facility. As of June 30, 2014, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.

Mortgage Indebtedness
Of our 130 properties held for investment, 14 are subject to mortgage indebtedness to third parties that, as of June 30, 2014, totaled approximately $125.4 million. As of June 30, 2014 and December 31, 2013, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at June 30, 2014	Maturity Date
Fixed Rate	$125,400	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	NA	NA
	$125,400	$141,328	3.96%

Capital Expenditures
There were $0.8 million and $0.2 million of capital expenditures for the six months ended June 30, 2014 and 2013, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $2.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $37.1 million on our common and preferred stock during the six months ended June 30, 2014. On July 30, 2014, our board of directors declared a quarterly cash dividend of $0.38 per share of common stock. The dividend will be paid on August 29, 2014 to common stockholders of record as of August 15, 2014. Also on July 30, 2014, our board of directors declared the a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 29, 2014 to preferred stockholders of record as of the close of business on August 15, 2014.
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
Genesis
Effective December 1, 2012, Sun was acquired by Genesis, becoming a wholly owned subsidiary of Genesis. In connection with this transaction, we obtained a parent guaranty from Genesis to replace the then-existing Sun guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. As of June 30, 2014, 81 of our 130 real estate properties held for investment were leased to subsidiaries of Genesis. During the six months ended June 30, 2014 and 2013, 48% and 63%, respectively, of our total revenues were derived from these leases. Genesis is not an SEC registrant and is not subject to SEC reporting requirements. As of June 30, 2014, Genesis and its subsidiaries operated or managed 371 skilled nursing centers, 33 assisted or independent living centers and 6 mental health centers across 28 states. Genesis also provides rehabilitation therapy services to approximately 1,400 affiliated and non-affiliated centers in 45 states. During the three and six months ended June 30, 2014, Genesis’s net revenues were $1.2 billion and $2.4 billion, respectively, and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $161.8 million and $313.2 million, respectively. During the three and six months ended June 30, 2013, Genesis’s net revenues were $1.2 billion and $2.3 billion, respectively, and adjusted normalized earnings before interest, taxes, depreciation, amortization and rent were $158.5 million and $301.1 million, respectively. As of June 30, 2014 and December 31, 2013, Genesis's long-term debt, net of cash, totaled $455.0 million and $428.0 million, respectively. As of June 30, 2014 and December 31, 2013, Genesis had liquidity of approximately $122.7 million and $153.7 million, respectively, consisting of unrestricted cash and cash equivalents and available borrowings under its revolving credit facility.
We have presented below unaudited summary financial information for Genesis as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. As described above, Genesis has provided a parent guaranty of the lease obligations of its subsidiaries that are tenants under our lease agreements. The summary financial information presented below has been provided by Genesis, is unaudited and has not been independently verified by us. We have no reason to believe that such information is inaccurate in any material respect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited) (in thousands)
Statements of Operations:
Revenues	$1,200,650	$1,173,362	$2,387,194	$2,346,331
Operating expenses (including building expenses)	1,072,789	1,048,281	2,144,777	2,113,372
Net loss	(32,259)	(30,673)	(76,426)	(78,776)

	June 30, 2014	December 31, 2013
	(unaudited) (in thousands)
Balance Sheets:
Cash and cash equivalents	$51,627	$61,413
Total current assets	894,987	927,027
Total current liabilities	619,410	685,683
Long-term debt, excluding current portion	491,023	473,165
Capital lease obligations, excluding current portion	995,307	972,760
Financing obligation, excluding current portion	2,872,225	2,785,103

Other than our significant tenant concentrations, management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 130 real estate properties held for investment as of June 30, 2014 is diversified by location across 28 states. The properties in any one state did not account for more than 19% of our total rental revenue during the three and six months ended June 30, 2014.
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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of June 30, 2014 (in thousands):

		July 1 Through		Year Ended December 31,
	Total	December 31, 2014	2015	2016	2017	2018	After 2018
Mortgage indebtedness(1)	$203,232	$3,585	$7,171	$7,171	$7,171	$7,171	$170,963
Revolving Credit Facility (2)	3,958	958	1,901	1,099	—	—	—
Senior Notes(3)	781,500	15,000	30,000	30,000	30,000	30,000	646,500
Contingent consideration	4,500	—	1,200	—	3,300	—	—
Operating lease	139	48	91	—	—	—	—
Total	$993,329	$19,591	$40,363	$38,270	$40,471	$37,171	$817,463

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $77.8 million.

(2)	Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $231.5 million.
In addition to the above, we have committed to provide up to $95.9 million of funding related to three debt investments and four preferred equity investments. As of June 30, 2014, we had funded $61.8 million of these commitments. The debt investments have maturity dates ranging from 2016 through 2018.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2014, this indebtedness included $550.0 million aggregate principal amount of Senior Notes outstanding and $125.4 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own. As of June 30, 2014, none of our outstanding indebtedness had a variable interest rate. As of June 30, 2014, we had no amounts outstanding and $289.5 million available for borrowing under our Revolving Credit Facility. From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements, although we are not currently a party to any swap agreements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

10.1*+	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 24, 2014.

10.2+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 2, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 25,
2014).

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+	Designates a management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: August 4, 2014	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2014	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)