Form 10-Q
period 2014-09-30
Sabra Health Care REIT, Inc.
filed 2014-11-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 54,527,984 shares of the Registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Genesis HealthCare LLC (“Genesis”) until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity and debt financings;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	our ability to maintain our status as a real estate investment trust (“REIT”); and

•	compliance with REIT requirements and certain tax matters related to our status as a REIT.
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
TENANT INFORMATION
This 10-Q includes information regarding certain of our tenants, none of which are subject to SEC reporting requirements. The information related to our tenants provided in this 10-Q have been provided by such tenants and we have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $179,301 and $151,078 as of September 30, 2014 and December 31, 2013, respectively	$1,568,268	$915,418
Loans receivable and other investments, net	250,674	185,293
Cash and cash equivalents	25,479	4,308
Restricted cash	6,537	5,352
Deferred tax assets	24,212	24,212
Prepaid expenses, deferred financing costs and other assets	142,196	63,252
Total assets	$2,017,366	$1,197,835

Liabilities
Mortgage notes	$124,714	$141,328
Revolving credit facility	614,000	135,500
Senior unsecured notes	550,000	414,402
Accounts payable and accrued liabilities	40,719	22,229
Tax liability	24,212	24,212
Total liabilities	1,353,645	737,671

Commitments and contingencies (Note 12)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 47,627,984 and 38,788,745 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	476	388
Additional paid-in capital	771,844	534,639
Cumulative distributions in excess of net income	(108,628)	(74,921)
Total Sabra Health Care REIT, Inc. stockholders’ equity	663,750	460,164
Noncontrolling interests	(29)	—
Total equity	663,721	460,164
Total liabilities and equity	$2,017,366	$1,197,835
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$38,165	$31,699	$111,743	$94,692
Interest and other income	5,819	1,227	16,064	2,531

Total revenues	43,984	32,926	127,807	97,223

Expenses:
Depreciation and amortization	9,762	8,258	28,867	24,726
Interest	10,540	9,739	32,668	29,884
General and administrative	6,226	3,057	20,005	11,196

Total expenses	26,528	21,054	81,540	65,806

Other income (expense):
Loss on extinguishment of debt	(158)	(351)	(22,454)	(10,101)
Other income (expense)	(100)	300	860	(600)

Total other income (expense)	(258)	(51)	(21,594)	(10,701)

Net income	17,198	11,821	24,673	20,716

Net loss attributable to noncontrolling interests	6	—	29	—

Net income attributable to Sabra Health Care REIT, Inc.	17,204	11,821	24,702	20,716

Preferred stock dividends	(2,561)	(2,579)	(7,682)	(5,406)

Net income attributable to common stockholders	$14,643	$9,242	$17,020	$15,310

Net income attributable to common stockholders, per:

Basic common share	$0.31	$0.25	$0.39	$0.41

Diluted common share	$0.31	$0.24	$0.39	$0.41

Weighted-average number of common shares outstanding, basic	47,359,949	37,358,334	43,358,620	37,334,120

Weighted-average number of common shares outstanding, diluted	47,877,202	37,828,573	43,840,550	37,777,458

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$305,488	$—	$305,488
Net income	—	—	—	—	—	20,716	20,716	—	20,716
Amortization of stock-based compensation	—	—	—	—	5,693	—	5,693	—	5,693
Preferred stock issuance	5,750,000	58	—	—	138,199	—	138,257	—	138,257
Common stock issuance	—	—	234,734	2	(2,951)	—	(2,949)	—	(2,949)
Preferred dividends	—	—	—	—	—	(5,406)	(5,406)	—	(5,406)
Common dividends ($1.02 per share)	—	—	—	—	—	(38,609)	(38,609)	—	(38,609)
Balance, September 30, 2013	5,750,000	$58	37,333,943	$373	$494,802	$(72,043)	$423,190	$—	$423,190

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$460,164	$—	$460,164
Net income	—	—	—	—	—	24,702	24,702	(29)	24,673
Amortization of stock-based compensation	—	—	—	—	7,092	—	7,092	—	7,092
Common stock issuance	—	—	8,839,239	88	230,113	—	230,201	—	230,201
Preferred dividends	—	—	—	—	—	(7,682)	(7,682)	—	(7,682)
Common dividends ($1.12 per share)	—	—	—	—	—	(50,727)	(50,727)	—	(50,727)
Balance, September 30, 2014	5,750,000	$58	47,627,984	$476	$771,844	$(108,628)	$663,750	$(29)	$663,721

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,673	$20,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,867	24,726
Non-cash interest income adjustments	217	29
Amortization of deferred financing costs	2,812	2,395
Stock-based compensation expense	6,337	5,209
Amortization of premium	(33)	(535)
Loss on extinguishment of debt	1,576	858
Straight-line rental income adjustments	(13,074)	(10,836)
Write-off of straight-line rental income	2,994	—
Change in fair value of contingent consideration	(860)	600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,529)	(1,494)
Accounts payable and accrued liabilities	22,607	10,413
Restricted cash	(2,348)	(2,870)

Net cash provided by operating activities	71,239	49,211

Cash flows from investing activities:
Acquisitions of real estate	(721,879)	(6,175)
Origination and fundings of loans receivable	(59,256)	(26,393)
Preferred equity investment	(11,300)	(6,624)
Additions to real estate	(1,151)	(388)
Repayment of loans receivable	287	—
Net proceeds from the sale of real estate	—	2,208

Net cash used in investing activities	(793,299)	(37,372)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	350,000	200,000
Principal payments on senior unsecured notes	(211,250)	(113,750)
Proceeds from revolving credit facility	699,000	—
Payments on revolving credit facility	(220,500)	(92,500)
Proceeds from mortgage notes	57,703	—
Principal payments on mortgage notes	(88,419)	(10,081)
Payments of deferred financing costs	(15,474)	(8,598)
Issuance of preferred stock	—	138,257
Issuance of common stock	229,825	(2,950)
Dividends paid on common and preferred stock	(57,654)	(42,677)

Net cash provided by financing activities	743,231	67,701

Net increase in cash and cash equivalents	21,171	79,540
Cash and cash equivalents, beginning of period	4,308	17,101

Cash and cash equivalents, end of period	$25,479	$96,641

Supplemental disclosure of cash flow information:
Interest paid	$26,705	$21,937

Supplemental disclosure of non-cash transaction:
Assumption of mortgage indebtedness	$14,102	$—

Repayment of preferred equity investments	$6,949	$—

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, debt investments and preferred equity investments.
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
As of September 30, 2014, the Company determined it was the primary beneficiary of one senior housing facility and has consolidated the operations of the facility in the accompanying condensed consolidated financial statements. As of September 30, 2014, the operations of the facility were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2014, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014, and will be applied prospectively.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

3.RECENT REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2014, the Company acquired six skilled nursing/transitional care facilities and 27 senior housing facilities for consideration totaling $690.8 million. The consideration was allocated as follows (in thousands):

		Intangibles
Land	Building and Improvements	Tenant Origination and Absorption Costs	Tenant Relationship	Total Consideration
$54,387	$625,536	$7,924	$2,991	$690,838
As of September 30, 2014, the purchase price allocations for the acquisitions completed during the three months ended September 30, 2014 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 14 years and 24 years, respectively.
For the three and nine months ended September 30, 2014, the Company recognized $3.9 million and $8.3 million, respectively, of total revenues and $1.0 million and $3.3 million, respectively, of net income attributable to common stockholders from these properties.
Holiday Portfolio
On September 25, 2014, the Company acquired a portfolio of 21 independent living facilities (the “Holiday Portfolio”), located in 15 states, from affiliates of Holiday Acquisition Holdings Corp. (“Holiday”) for a total cash purchase price of $550.0 million. Concurrently with the acquisition, certain wholly owned subsidiaries of the Company entered into a triple-net master lease agreement with certain wholly-owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday Tenant”), an affiliate of Holiday. The master lease has an initial term of 15 years with two five-year renewal options and provides for base rent in the first year of approximately $30.3 million, with annual rent increases of 4.0% in years two and three and the greater of 3.5% or the change in the Consumer Price Index during the remainder of the lease term. The master lease is expected to generate annual lease revenues determined in accordance with GAAP, of $39.3 million. The closing of the acquisition of one facility was deferred until October 7, 2014 and Holiday Tenant agreed to pay the full rental amount due under the lease notwithstanding the delay in the closing of the acquisition of this facility.
Acquisition Earn-Out
On February 14, 2014, the Company acquired four skilled nursing facilities and two senior housing facilities (the “Nye Portfolio”) for $90.0 million. The Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the master lease. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of September 30, 2014, based on the potential future performance of the Nye Portfolio, the contingent consideration liability is estimated at $3.4 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. During the three and nine months ended September 30, 2014, the Company recorded an adjustment to the contingent consideration liability of $0.1 million and $0.2 million, respectively, and included this amount in Other (expense) income on the accompanying condensed consolidated statements of income.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	102	11,460	$825,378	$(151,842)	$673,536
Senior Housing	50	4,818	746,130	(17,395)	728,735
Acute Care Hospitals	2	124	175,807	(9,873)	165,934
	154	16,402	1,747,315	(179,110)	1,568,205
Corporate Level			254	(191)	63
			$1,747,569	$(179,301)	$1,568,268
As of December 31, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	96	10,826	$737,188	$(132,068)	$605,120
Senior Housing	23	1,518	153,247	(13,337)	139,910
Acute Care Hospitals	2	124	175,807	(5,520)	170,287
	121	12,468	1,066,242	(150,925)	915,317
Corporate Level			254	(153)	101
			$1,066,496	$(151,078)	$915,418

	September 30, 2014	December 31, 2013
Building and improvements	$1,476,202	$879,926
Furniture and equipment	80,977	50,567
Land improvements	4,392	4,392
Land	185,998	131,611
	1,747,569	1,066,496
Accumulated depreciation	(179,301)	(151,078)
	$1,568,268	$915,418
Operating Leases
As of September 30, 2014, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from six to 18 years. As of September 30, 2014, the leases had a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $15.6 million and $1.6 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, 81 of the Company's 154 real estate properties held for investment were leased to subsidiaries of Genesis.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenants’ ability to pay their rent obligations to the Company) is the tenants’ lease coverage ratios. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage and earnings before interest, taxes, depreciation, amortization, rent and management fees

(“EBITDARM”) to rent coverage at the facility level and consolidated EBITDAR to total fixed charge coverage at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to determine trends and the operational and financial impact of the environment in the industry (including the impact of government reimbursement) and the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.
As of September 30, 2014, the future minimum rental payments from the Company’s properties under non-cancelable operating leases were as follows (in thousands):

October 1, 2014 through December 31, 2014	$41,907
2015	171,645
2016	175,883
2017	180,825
2018	185,817
Thereafter	1,410,600
$2,166,677

5.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of September 30, 2014	Book Value as of September 30, 2014	Weighted Average Contractual Rate	Weighted Average Annualized Effective Rate	Maturity Date
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing / Acute Care Hospital	$150,112	$150,515	8.2%	8.1%	10/31/16 - 1/31/18
Construction	3	Acute Care Hospital / Memory Care	62,541	62,845	7.5%	7.3%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	21,730	21,797	11.3%	11.1%	12/27/14 - 08/31/17
Pre-development	5	Senior Housing	3,572	3,696	9.0%	8.2%	8/16/15 - 09/09/17

	14		237,955	238,853	8.3%	8.2%

Other Investments:
Preferred Equity	4	Senior Housing	11,631	11,821	11.9%	11.9%	NA

Total	18		$249,586	$250,674	8.5%	8.4%

Meridian Mezzanine Loan
On August 15, 2014, the Company originated a $15.5 million mezzanine loan (the “Meridian Mezzanine Loan”) with affiliates of Meridian ALZ Investors, LLC (“Meridian”) in connection with the Company’s previously announced pipeline agreement with Meridian. The proceeds of the mezzanine loan were used to repay the Company's existing preferred equity investment in an affiliate of Meridian totaling $8.3 million (including accrued and unpaid preferred returns), resulting in a net investment by the Company of $7.2 million. The Meridian Mezzanine Loan has a three-year term and bears interest at a fixed rate of 11.0% per annum. It is secured by Meridian's equity interest in two memory care facilities and a skilled nursing facility.
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

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at September 30, 2014	Maturity Date
Fixed Rate	$124,714	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	NA	NA
	$124,714	$141,328	3.96%
Mortgage Debt Refinancing. On January 21, 2014, the Company refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by the United States Department of Housing and Urban Development (“HUD”) at an interest rate of 4.25% with maturities between 2039 and 2044. In addition, on April 8, 2014, the Company refinanced of $11.6 million of variable rate mortgage indebtedness that was previously repaid with funds from its Revolving Credit Facility (defined below). This new $11.6 million mortgage loan is guaranteed by HUD, has an interest rate of 4.10% and matures in 2044. In connection with these refinancings, the Company wrote off $0.5 million in unamortized deferred financing costs during the nine months ended September 30, 2014 and included this amount in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
Mortgage Debt Repayment. On May 1, 2014, the Company repaid $29.8 million of existing variable rate mortgage indebtedness, having an interest rate of 5.0% per annum, with proceeds from its Revolving Credit Facility. In connection with this repayment, the Company wrote off $0.1 million in unamortized deferred financing costs during the nine months ended September 30, 2014 and included this amount in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
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
On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 2021 Notes, which are treated as a single class with, and have the same terms as, the existing 2021 Notes. The notes were issued at 99.5% providing net proceeds of approximately $145.8 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%. The Company used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility.
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
On January 8, 2014, the Company commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of the 2018 Notes. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in $21.6 million of tender offer and redemption related costs and write-offs for the nine months ended September 30, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of September 30, 2014.

Revolving Credit Facility
On September 10, 2014, the Operating Partnership entered into a second amended and restated unsecured revolving credit facility (the “Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The Revolving Credit Facility amends and restates the amended and restated secured revolving credit facility (the “Prior Revolving Credit Facility”) that the Operating Partnership and certain subsidiaries of the Operating Partnership entered into on July 29, 2013 and amended on October 15, 2013.
The Revolving Credit Facility provides for a borrowing capacity of $650.0 million and provides an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. The Operating Partnership also has an option to convert up to $200.0 million of the Revolving Credit Facility to a term loan subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, the Company entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.
While the Prior Revolving Credit Facility was secured by pledges of equity by the Company’s wholly-owned subsidiaries that own certain of the Company's real estate assets, the Revolving Credit Facility is unsecured. The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018, and includes a one year extension option. As of September 30, 2014, there was $614.0 million outstanding under the Company’s Revolving Credit Facility.
In connection with the Revolving Credit Facility, the Company wrote off $0.2 million of unamortized deferred financing costs during the nine months ended September 30, 2014. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.00% to 2.60% per annum for LIBOR based borrowings and 1.00% to 1.60% per annum for borrowings at the Base Rate. As of September 30, 2014, the interest rate on the Revolving Credit Facility was 2.46%. In addition, the Operating Partnership is required to pay an unused fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three and nine months ended September 30, 2014, the Company incurred $0.3 million and $2.3 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and nine months ended September 30, 2014, the Company incurred $0.5 million and $1.1 million, respectively, of unused facility fees.
In the event that Sabra achieves at least two investment grade ratings from S&P, Moody’s and/or Fitch, the Operating Partnership can elect to reduce the applicable percentage for LIBOR or Base Rate borrowings. If the Operating Partnership makes this election, the applicable percentage for borrowings will vary based on the Debt Ratings at each Pricing Level, as defined in the credit agreement, and will range from 0.90% to 1.70% per annum for LIBOR based borrowings and 0.00% to 0.70% per annum for borrowings at the Base Rate. In addition, should the Operating Partnership elect this option, the unused fee will no longer apply and a facility fee ranging between 0.125% and 0.300% per annum will take effect based on the borrowing capacity regardless of amounts outstanding under the Revolving Credit Facility.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2014, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Interest Expense
The Company incurred interest expense of $10.5 million and $32.7 million during the three and nine months ended September 30, 2014, respectively, and $9.7 million and $29.9 million during the three and nine months ended September 30,

2013, respectively. Interest expense includes deferred financing costs amortization of $0.9 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had $7.9 million and $4.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2014 (in thousands):

	Mortgage Indebtedness	Senior Notes	Revolving Credit Facility (1) (2)	Total
October 1, 2014 through December 31, 2014	$691	$—	$—	$691
2015	2,823	—	—	2,823
2016	2,917	—	—	2,917
2017	3,013	—	—	3,013
2018	3,114	—	614,000	617,114
Thereafter	112,156	550,000	—	662,156
	$124,714	$550,000	$614,000	$1,288,714
(1) Subject to a one-year extension option.
(2) On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan.

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2014			December 31, 2013
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$237,955	$238,853	$237,385	$176,558	$177,509	$176,985
Preferred equity investments	11,631	11,821	12,268	7,695	7,784	7,950
Financial liabilities:
Senior Notes	550,000	550,000	547,000	411,250	414,402	421,122
Mortgage indebtedness	124,714	124,714	108,467	141,328	141,328	130,622

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of September 30, 2014 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$237,385	$—	$—	$237,385
Preferred equity investments	12,268	—	—	12,268
Financial liabilities:
Senior Notes	547,000	—	547,000	—
Mortgage indebtedness	108,467	—	—	108,467
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
During the nine months ended September 30, 2014, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Contingent consideration liability	$4,600	$—	$—	$4,600
The Company’s contingent consideration liability is the result of two acquisitions of real estate properties (see Note 3, “Recent Real Estate Acquisitions” for further details regarding the new contingent liability). In order to determine the fair value of the Company’s contingent consideration liability, the Company used significant inputs not observable in the market to estimate the liability, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios. As of September 30, 2014, the total contingent consideration liability was valued at $4.6 million. The following reconciliation provides the details of activity during the nine months ended September 30, 2014 for contingent consideration liability recorded at fair value using Level 3 inputs:

Balance as of December 31, 2013	$7,500
New contingent liability	3,200
Decrease in contingent liability	(860)
Payment of contingent liability	(5,240)
Balance as of September 30, 2014	$4,600

A corresponding amount equal to the decrease in contingent liability was included as other income on the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At September 30, 2014, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2014:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 23, 2014	February 15, 2014	$0.36	February 28, 2014
May 5, 2014	May 15, 2014	0.38	May 30, 2014
July 30, 2014	August 15, 2014	0.38	August 29, 2014
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
On October 3, 2014, the Company completed an underwritten public offering of 6.9 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $160.6 million from the offering, after giving effect to the issuance and sale of all 6.9 million shares of common stock (which included 0.9 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $24.25 per share.
During the nine months ended September 30, 2014, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2013 Bonus Plan pursuant to an election by certain participants to receive their bonus payment in shares of the Company's common stock. During the nine months ended September 30, 2014, the Company issued 11,515 shares of common stock as a result of stock options exercised.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the nine months ended September 30, 2014, pursuant to advance elections made by certain participants, the Company paid $5.1 million in tax withholding obligations that were satisfied through a reduction in the number of shares delivered to those participants.
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
During the three months ended September 30, 2014, the Company sold 0.4 million ATM Shares, at an average price of $28.28 per share, generating gross proceeds of approximately $10.3 million, before $0.2 million of commissions. During the nine months ended September 30, 2014, the Company sold 0.6 million ATM Shares, at an average price of $28.05 per share, generating gross proceeds of approximately $16.9 million, before $0.3 million of commissions. As of September 30, 2014, the Company had $44.8 million available under the ATM Program.

9.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income attributable to common stockholders	$14,643	$9,242	$17,020	$15,310

Denominator
Basic weighted average common shares	47,359,949	37,358,334	43,358,620	37,334,120
Dilutive stock options and restricted stock units	517,253	470,239	481,930	443,338

Diluted weighted average common shares	47,877,202	37,828,573	43,840,550	37,777,458

Net income attributable to common stockholders, per:

Basic common share	$0.31	$0.25	$0.39	$0.41

Diluted common share	$0.31	$0.24	$0.39	$0.41
Certain of our outstanding restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended September 30, 2014 and 2013, no restricted stock units were considered anti-dilutive. During the nine months ended September 30, 2014, approximately 5,000 restricted stock units were not included because they were considered anti-dilutive. During the nine months ended September 30, 2013, approximately 3,000 restricted stock units were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the three and nine months ended September 30, 2014 and 2013.

10.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the Senior Notes by the Issuers and the Issuers’ previous offerings of the 2018 Notes (which were no longer outstanding as of September 30, 2014), the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$63	$—	$1,426,998	$141,207	$—	$1,568,268
Loans receivable and other investments, net	—	—	250,674	—	—	250,674
Cash and cash equivalents	21,475	—	—	4,004	—	25,479
Restricted cash	—	—	160	6,377	—	6,537
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	977	20,920	112,615	7,684	—	142,196
Intercompany	230,614	965,828	—	—	(1,196,442)	—
Investment in subsidiaries	417,157	602,179	24,887	—	(1,044,223)	—
Total assets	$694,498	$1,588,927	$1,815,334	$159,272	$(2,240,665)	$2,017,366

Liabilities
Mortgage notes	$—	$—	$—	$124,714	$—	$124,714
Revolving credit facility	—	614,000	—	—	—	614,000
Senior unsecured notes	—	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	6,536	7,770	24,864	1,549	—	40,719
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	1,191,119	5,323	(1,196,442)	—
Total liabilities	30,748	1,171,770	1,215,983	131,586	(1,196,442)	1,353,645
Total equity	663,750	417,157	599,351	27,686	(1,044,223)	663,721
Total liabilities and equity	$694,498	$1,588,927	$1,815,334	$159,272	$(2,240,665)	$2,017,366

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$101	$—	$751,771	$163,546	$—	$915,418
Loans receivable and other investments, net	—	—	185,293	—	—	185,293
Cash and cash equivalents	3,551	—	—	757	—	4,308
Restricted cash	—	—	121	5,231	—	5,352
Deferred tax assets	24,212	—	—	—	—	24,212
Prepaid expenses, deferred financing costs and other assets	1,217	9,207	46,694	6,134	—	63,252
Intercompany	63,125	270,194	—	42,637	(375,956)	—
Investment in subsidiaries	398,640	537,505	25,205	—	(961,350)	—
Total assets	$490,846	$816,906	$1,009,084	$218,305	$(1,337,306)	$1,197,835

Liabilities
Mortgage notes	$—	$—	$—	$141,328	$—	$141,328
Secured revolving credit facility	—	—	135,500	—	—	135,500
Senior unsecured notes	—	414,402	—	—	—	414,402
Accounts payable and accrued liabilities	6,470	3,864	11,008	887	—	22,229
Tax liability	24,212	—	—	—	—	24,212
Intercompany	—	—	375,956	—	(375,956)	—
Total liabilities	30,682	418,266	522,464	142,215	(375,956)	737,671
Total equity	460,164	398,640	486,620	76,090	(961,350)	460,164
Total liabilities and equity	$490,846	$816,906	$1,009,084	$218,305	$(1,337,306)	$1,197,835

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$33,290	$4,875	$—	$38,165
Interest and other income	2	—	5,141	676	—	5,819
Total revenues	2	—	38,431	5,551	—	43,984
Expenses:
Depreciation and amortization	13	—	8,288	1,461	—	9,762
Interest	—	8,435	749	1,356	—	10,540
General and administrative	3,573	—	2,133	520	—	6,226
Total expenses	3,586	8,435	11,170	3,337	—	26,528

Other (expense) income:
Loss on extinguishment of debt	—	—	(158)	—	—	(158)
Other income (expense)	—	—	(100)	—	—	(100)

Total other (expense) income	—	—	(258)	—	—	(258)

Income in subsidiary	20,788	29,223	1,304	—	(51,315)	—

Net income	17,204	20,788	28,307	2,214	(51,315)	17,198

Net loss attributable to noncontrolling interests	—	—	—	6	—	6

Net income attributable to Sabra Health Care REIT, Inc.	17,204	20,788	28,307	2,220	(51,315)	17,204

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$14,643	$20,788	$28,307	$2,220	$(51,315)	$14,643

Net income attributable to common stockholders, per:
Basic common share						$0.31
Diluted common share						$0.31
Weighted-average number of common shares outstanding, basic						47,359,949
Weighted-average number of common shares outstanding, diluted						47,877,202

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$24,380	$7,319	$—	$31,699
Interest and other income	13	—	1,214	—	—	1,227
Total revenues	13	—	25,594	7,319	—	32,926
Expenses:
Depreciation and amortization	13	—	6,365	1,880	—	8,258
Interest	—	7,147	817	1,775	—	9,739
General and administrative	2,996	—	41	20	—	3,057
Total expenses	3,009	7,147	7,223	3,675	—	21,054

Other (expense) income:
Loss on extinguishment of debt	—	—	(351)	—	—	(351)
Other income (expense)	—	—	300	—	—	300

Total other (expense) income	—	—	(51)	—	—	(51)

Income in subsidiary	14,817	21,964	982	—	(37,763)	—

Net income	11,821	14,817	19,302	3,644	(37,763)	11,821

Preferred dividends	(2,579)	—	—	—	—	(2,579)

Net income attributable to common stockholders	$9,242	$14,817	$19,302	$3,644	$(37,763)	$9,242

Net loss attributable to common stockholders, per:
Basic common share						$0.25
Diluted common share						$0.24
Weighted-average number of common shares outstanding, basic						37,358,334
Weighted-average number of common shares outstanding, diluted						37,828,573

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$97,384		$14,359	$—	$111,743
Interest and other income	9		—	14,039		2,016	—	16,064
Total revenues	9		—	111,423		16,375	—	127,807
Expenses:
Depreciation and amortization	38		—	24,642		4,187	—	28,867
Interest	—		24,189	4,642		3,837	—	32,668
General and administrative	12,133		2	6,142		1,728	—	20,005
Total expenses	12,171		24,191	35,426		9,752	—	81,540

Other (expense) income:
Loss on extinguishment of debt	—		(21,846)	(472)		(136)	—	(22,454)
Other income (expense)	—		—	860		—	—	860

Total other (expense) income	—		(21,846)	388		(136)	—	(21,594)

Income in subsidiary	36,864		82,901	4,368		—	(124,133)	—

Net income	24,702		36,864	80,753		6,487	(124,133)	24,673

Net loss attributable to noncontrolling interests	—		—	—		29	—	29

Net income attributable to Sabra Health Care REIT, Inc.	24,702		36,864	80,753		6,516	(124,133)	24,702

Preferred dividends	(7,682)		—	—		—	—	(7,682)

Net income attributable to common stockholders	$17,020	—	$36,864	$80,753	—	$6,516	$(124,133)	$17,020

Net income attributable to common stockholders, per:
Basic common share								$0.39
Diluted common share								$0.39
Weighted-average number of common shares outstanding, basic								43,358,620
Weighted-average number of common shares outstanding, diluted								43,840,550

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2013
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$72,733	$21,959	$—	$94,692
Interest and other income	82	—	2,449	—	—	2,531
Total revenues	82	—	75,182	21,959	—	97,223
Expenses:
Depreciation and amortization	38	—	18,983	5,705	—	24,726
Interest	—	21,585	2,797	5,502	—	29,884
General and administrative	10,671	4	453	68	—	11,196
Total expenses	10,709	21,589	22,233	11,275	—	65,806

Other (expense) income:
Loss on extinguishment of debt	—	(9,750)	(351)	—	—	(10,101)
Other income (expense)	—	—	(600)	—	—	(600)

Total other (expense) income	—	(9,750)	(951)	—	—	(10,701)

Income in subsidiary	31,343	62,682	2,892	—	(96,917)	—

Net income	20,716	31,343	54,890	10,684	(96,917)	20,716

Preferred dividends	(5,406)	—	—	—	—	(5,406)

Net income attributable to common stockholders	$15,310	$31,343	$54,890	$10,684	$(96,917)	$15,310

Net income attributable to common stockholders, per:
Basic common share						$0.41
Diluted common share						$0.41
Weighted-average number of common shares outstanding, basic						37,334,120
Weighted-average number of common shares outstanding, diluted						37,777,458

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Net cash (used in) provided by operating activities	$40,289	$—	$—	$30,950		$—	$71,239
Cash flows from investing activities:
Acquisitions of real estate	—	—	(713,778)	(8,101)		—	(721,879)
Origination of loans receivable	—	—	(59,256)	—		—	(59,256)
Preferred equity investment	—	—	(11,300)	—		—	(11,300)
Additions to real estate	—	—	(1,128)	(23)		—	(1,151)
Repayment of loans receivable	—	—	287	—		—	287
Investment in subsidiaries	(12,288)	(12,288)	—	—		24,576	—
Intercompany financing	(182,248)	(915,786)	—	—		1,098,034	—
Net cash used in investing activities	(194,536)	(928,074)	(785,175)	(8,124)		1,122,610	(793,299)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000	—	—	—	—	350,000
Principal payments on senior unsecured notes	—	(211,250)	—	—		—	(211,250)
Proceeds from revolving credit facility	—	604,000	95,000	—		—	699,000
Payments on revolving credit facility	—	—	(220,500)	—		—	(220,500)
Proceeds from mortgage notes	—	—	—	57,703		—	57,703
Principal payments on mortgage notes	—	—	—	(88,419)		—	(88,419)
Payments of deferred financing costs	—	(9,212)	(5,111)	(1,151)		—	(15,474)
Issuance of common stock	229,825	—	—	—		—	229,825
Dividends paid on common and preferred stock	(57,654)	—	—	—		—	(57,654)
Contribution from Parent	—	12,288	—	12,288		(24,576)	—
Intercompany financing	—	182,248	915,786	—		(1,098,034)	—
Net cash provided by (used in) financing activities	172,171	928,074	785,175	(19,579)		(1,122,610)	743,231
Net increase in cash and cash equivalents	17,924	—	—	3,247		—	21,171
Cash and cash equivalents, beginning of period	3,551	—	—	757		—	4,308
Cash and cash equivalents, end of period	$21,475	$—	$—	$4,004		$—	$25,479

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$36,878	$—	$—	$12,333	$—	$49,211
Cash flows from investing activities:
Acquisitions of real estate	—	—	(6,175)	—	—	(6,175)
Origination of note receivable	—	—	(26,393)	—	—	(26,393)
Preferred equity investment	—	—	(6,624)	—	—	(6,624)
Additions to real estate	—	—	(388)	—	—	(388)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Distribution from subsidiaries	3,345	3,345	—	—	(6,690)	—
Intercompany financing	(52,041)	(132,883)	—	—	184,924	—
Net cash (used in) provided by investing activities	(48,696)	(129,538)	(39,580)	2,208	178,234	(37,372)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	200,000	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—	—	(113,750)
Payments on secured revolving credit facility	—	—	(92,500)	—	—	(92,500)
Principal payments on mortgage notes	—	—	—	(10,081)	—	(10,081)
Payments of deferred financing costs	—	(5,408)	(3,011)	(179)	—	(8,598)
Issuance of common stock	(2,950)	—	—	—	—	(2,950)
Issuance of preferred stock	138,257	—	—	—	—	138,257
Dividends paid	(42,677)	—	—	—	—	(42,677)
Distribution to Parent	—	(3,345)	—	(3,345)	6,690	—
Intercompany financing	—	52,041	135,091	(2,208)	(184,924)	—
Net cash provided by (used in) financing activities	92,630	129,538	39,580	(15,813)	(178,234)	67,701
Net increase (decrease) in cash and cash equivalents	80,812	—	—	(1,272)	—	79,540
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$95,887	$—	$—	$754	$—	$96,641

11.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and nine months ended September 30, 2014 and 2013. The Company acquired six skilled nursing facilities and 27 senior housing facilities during the nine months ended September 30, 2014. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2013, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Revenues	$53,706	$46,572	$160,491	$138,159
Depreciation and amortization	13,483	13,004	40,573	38,933
Net income attributable to common stockholders	22,456	16,328	40,221	39,818

Net income attributable to common stockholders, per:
Basic common share	$0.47	$0.44	$0.93	$1.07
Diluted common share	$0.47	$0.43	$0.92	$1.05

Weighted-average number of common shares outstanding, basic	47,359,949	37,358,334	43,358,620	37,334,120
Weighted-average number of common shares outstanding, diluted	47,877,202	37,828,573	43,840,550	37,777,458

12.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2014.

Income Taxes
As a result of the Company’s separation from Sun Healthcare Group, Inc. (“Sun”) effective November 15, 2010 (the “Separation Date”), the Company is the surviving taxpayer for income tax purposes. Accordingly, tax positions taken prior to the Separation Date remained the Company’s obligations after the Separation Date. Sun agreed to indemnify the Company against, among other things, federal, state and local taxes (including penalties and interest) related to periods prior to the Separation Date to the extent the deferred tax assets allocated to the Company are not sufficient and/or cannot be utilized to satisfy these taxes.
Effective December 1, 2012, Sun was acquired by Genesis HealthCare LLC (“Genesis”). As a result of its acquisition of Sun, Genesis became successor to the obligations of Sun described above.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business, including claims made before the Separation Date. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company's results of operations, financial condition or cash flows.

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Dividend Declaration
On November 3, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on November 26, 2014 to common stockholders of record as of the close of business on November 14, 2014.
On November 3, 2014, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 26, 2014 to preferred stockholders of record as of the close of business on November 14, 2014.
Investments
Subsequent to September 30, 2014, the Company invested $81.7 million in four skilled nursing/transitional care facilities, four senior housing facilities and one debt investment.
Debt and Equity Offering
See Note 6, “Debt” and Note 8, “Equity” for details regarding the Company's October 2014 offering of an additional $150.0 million aggregate principal amount of 2021 Notes and the Company's October 2014 equity offering.

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
Overview
We began operating on November 15, 2010 as a self-administered, self-managed REIT that, directly or indirectly, owns and invests in real estate serving the healthcare industry.
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, debt investments and preferred equity investments.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care facilities and with a secondary focus on acquiring skilled nursing and transitional care facilities. We have and will continue to opportunistically acquire other types of healthcare real estate (including acute care hospitals) and originate financing secured directly or indirectly by healthcare facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing, memory care and skilled nursing assets.
With respect to our debt investments, in general, we originate loans when an attractive investment opportunity is presented and either (a) the property is under development or (b) the development of the property is completed but the operations of the facility are not yet stabilized. A key component of our strategy related to loan originations is our having the option to purchase the underlying real estate that secures our loan investments. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the purchase price is set in advance based on the same valuation methods we use to value our investments in healthcare real estate. This strategy allows us to diversify our revenue streams and build relationships with operators and developers, and provides us with the option to add new properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
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
Recent Transactions
Issuance of Senior Notes
On October 10, 2014, the Operating Partnership and Sabra Capital Corporation (the “Issuers”) issued an additional $150.0 million aggregate principal amount of 5.5% senior unsecured notes (the “2021 Notes”), which are treated as a single class with, and have the same terms as, the existing 2021 Notes. The notes were issued at 99.5% providing net proceeds of approximately $145.8 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%. We used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility (defined below).
Equity Offering
On October 3, 2014, we completed an underwritten public offering of 6.9 million newly issued shares of our common stock pursuant to an effective registration statement.  We received net proceeds, before expenses, of $160.6 million from the offering, after giving effect to the issuance and sale of all 6.9 million shares of common stock (which included 0.9 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $24.25 per share. We used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility.
Investments
Subsequent to September 30, 2014, we invested $81.7 million in four skilled nursing/transitional care facilities, four senior housing facilities and one debt investment.
Avalon Portfolio
On September 29, 2014, we acquired four memory care facilities with a total of 115 beds located in Fort Worth and Arlington, Texas from affiliates of Avalon Care Group for $25.9 million. Concurrently with the purchase, we entered into a triple-net master lease agreement with affiliates of the seller. The lease has an initial term of 10 years with two 5-year renewal options and provides for an annual rent escalator equal to the greater of 3.0% or the change in the Consumer Price Index, not to exceed 4.0%. The initial yield on cash rent is 7.75% with $2.3 million in annual lease revenues determined in accordance with GAAP.
Holiday Portfolio
On September 25, 2014, we acquired a portfolio of 21 independent living facilities (the “Holiday Portfolio”), located in 15 states, from affiliates of Holiday Acquisition Holdings Corp. (“Holiday”) for a total cash purchase price of $550.0 million. Concurrently with the acquisition, we entered into a triple-net master lease agreement with certain wholly-owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday Tenant”), an affiliate of Holiday. The master lease has an initial term of 15 years with two five-year renewal options and provides for base rent in the first year of approximately $30.3 million, with annual rent increases of 4.0% in years two and three and the greater of 3.5% or the change in the Consumer Price Index during the remainder of the lease term. The master lease is expected to generate annual lease revenues determined in accordance with GAAP, of $39.3 million. The closing of the acquisition of one facility was deferred until October 7, 2014 and Holiday Tenant agreed to pay the full rental amount due under the lease notwithstanding the delay in the closing of the acquisition of this facility.
Revolving Credit Facility and Term Loan
On September 10, 2014, the Operating Partnership entered into a second amended and restated unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a borrowing capacity of $650.0 million and provides an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. The Operating Partnership also has an option to convert up to $200.0 million of the Revolving Credit Facility to a term loan subject to terms and conditions. While the Prior Revolving Credit Facility (as defined in Note 6, “Debt,” in the Notes to the Condensed Consolidated Financial Statements) was secured by pledges of equity by our wholly owned subsidiaries that own certain of our real estate assets, the Revolving Credit Facility is unsecured.
On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, we entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.

The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018, and includes a one year extension option. Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.00% to 2.60% per annum for LIBOR based borrowings and 1.00% to 1.60% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay an unused fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. See Note 6, “Debt,” in the Notes to the Condensed Consolidated Financial Statements for further information.
Meridian Mezzanine Loan
On August 15, 2014, we originated a $15.5 million mezzanine loan (the “Meridian Mezzanine Loan”) with affiliates of Meridian ALZ Investors, LLC (“Meridian”) in connection with our previously announced pipeline agreement with Meridian. The proceeds of the mezzanine loan were be used to repay our existing preferred equity investment in an affiliate of Meridian totaling $8.3 million (including accrued and unpaid preferred returns), resulting in a net investment by us of $7.2 million. The Meridian Mezzanine Loan has a three-year term and bears interest at a fixed rate of 11.0% per annum. It is secured by Meridian’s equity interest in two memory care facilities and a skilled nursing facility.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2013 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2014.
Recently Issued Accounting Standards Update
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014, and will be applied prospectively.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations.
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact our consolidated financial statements.
Results of Operations
As of September 30, 2014, our investment portfolio included 154 real estate properties held for investment, 14 investments in loans receivable and four preferred equity investments. As of September 30, 2013, our investment portfolio included 120 real estate properties held for investment, six investments in loans receivable and two preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2014 and 2013 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three and nine months ended September 30, 2014 and 2013 are not directly comparable due to the increase in investments made subsequent to the beginning of the respective comparable period in the preceding year.
Comparison of results of operations for the three months ended September 30, 2014 versus the three months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference	Increase due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2014	2013
Revenues:
Rental income	$38,165	$31,699	$6,466	20%	$7,253	$(787)
Interest and other income	5,819	1,227	4,592	374%	4,225	367
Expenses:
Depreciation and amortization	9,762	8,258	1,504	18%	2,046	(542)
Interest	10,540	9,739	801	8%	—	801
General and administrative	6,226	3,057	3,169	104%	1,897	1,272
Other (expense) income:
Loss on extinguishment of debt	(158)	(351)	193	55%	—	193
Other income (expense)	(100)	300	(400)	(133)%	—	(400)
(1) Represents the dollar amount increase for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of investments made on or after July 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 that is not a direct result of investments made after July 1, 2013.
Rental Income
During the three months ended September 30, 2014, we recognized $38.2 million of rental income compared to $31.7 million for the three months ended September 30, 2013. The $6.5 million increase in rental income is primarily due to an increase of $7.3 million from properties acquired on or after July 1, 2013, partially offset by a decrease of $0.8 million in rental income from properties acquired before April 1, 2013. The $0.8 million decrease is primarily due to a $0.6 million decrease related to the transition of operations on three facilities and the resulting modification of the lease terms and a $0.2 million decrease due to the senior housing facility that is part of our RIDEA-compliant joint venture. The rental revenue related to the senior housing facility that is part of our RIDEA-compliant joint venture is eliminated upon consolidation. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended September 30, 2014, we recognized $5.8 million of interest and other income compared to $1.2 million for the three months ended September 30, 2013. Interest and other income during the three months ended September 30, 2014 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on six preferred equity investments, two of which were repaid in August 2014. Our loans receivable investments and preferred equity investments had a combined book value of $250.7 million as of September 30, 2014. Interest and other income during the three months ended September 30, 2013 primarily consisted of income earned on six loans receivable investments and preferred dividends on our two preferred equity investments. These investments had a combined book value of $46.1 million as of September 30, 2013. Interest and other income during the three months ended September 30, 2014 also includes $0.7 million of operating revenues associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues in our condensed consolidated statements of income beginning as of January 1, 2014.
Depreciation and Amortization
During the three months ended September 30, 2014, we incurred $9.8 million of depreciation and amortization expense compared to $8.3 million for the three months ended September 30, 2013. The $1.5 million net increase in depreciation and amortization was primarily due to an increase of $2.0 million from properties acquired on or after July 1, 2013, partially offset by a decrease of $0.5 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2014, we incurred $10.5 million of interest expense compared to $9.7 million for the three months ended September 30, 2013. The $0.8 million net increase is primarily related to (i) a $5.1 million increase in interest expense and amortization of deferred financing costs related to the January 2014 issuance of the $350.0 million aggregate principal amount of 2021 Notes (defined below) and (ii) a $0.4 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the three months ended September 30, 2014, partially offset by (x) a $4.3 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes (defined below) completed in February 2014 and (y) a $0.4 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of a $29.8 million variable rate mortgage note.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating costs and other costs associated with acquisition pursuit activities. During the three months ended September 30, 2014, general and administrative expenses were $6.2 million compared to $3.1 million during the three months ended September 30, 2013. The $3.2 million increase is primarily related to (i) a $0.2 million increase in state income taxes, (ii) a $0.2 million increase in legal, audit and professional fees, (iii) $0.5 million of facility operating expenses, (iv) a $1.8 million increase in acquisition pursuit costs from $0.3 million during the three months ended September 30, 2013 to $2.0 million during the three months ended September 30, 2014 and (v) a $0.2 million increase in stock-based compensation. The increase in acquisition pursuit costs is primarily related to our acquisition of the Holiday Portfolio. The increase in stock-based compensation expense, from $1.3 million during the three months ended September 30, 2013 to $1.5 million during the three months ended September 30, 2014, is primarily the result of meeting certain performance criteria under the terms of our performance-based stock units. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the three months ended September 30, 2014 and 2013, we recognized $0.2 million and $0.4 million, respectively, of loss on debt extinguishment related to write-offs of deferred financing costs in connection with the Revolving Credit Facility.
Other Income (Expense)
During the three months ended September 30, 2014, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties (see Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details). During the three months ended September 30, 2013, we recognized $0.3 million in other income as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition.

Comparison of results of operations for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Increase due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
	2014	2013
Revenues:
Rental income	$111,743	$94,692	$17,051	18%	$18,530	$(1,479)
Interest and other income	16,064	2,531	13,533	535%	11,319	2,214
Expenses:
Depreciation and amortization	28,867	24,726	4,141	17%	5,646	(1,505)
Interest	32,668	29,884	2,784	9%	—	2,784
General and administrative	20,005	11,196	8,809	79%	2,507	6,302
Other (expense) income:
Loss on extinguishment of debt	(22,454)	(10,101)	(12,353)	(122)%	—	(12,353)
Other income (expense)	860	(600)	1,460	243%	—	1,460
(1) Represents the dollar amount increase for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of investments made on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 that is not a direct result of investments made after January 1, 2013.
Rental Income
During the nine months ended September 30, 2014, we recognized $111.7 million of rental income compared to $94.7 million for the nine months ended September 30, 2013. The $17.1 million increase in rental income is primarily due to an increase of $18.5 million from properties acquired on or after January 1, 2013, partially offset by a decrease of $1.5 million in rental income. The $1.5 million decrease is primarily due to a $1.0 million decrease related to the transition of operations on three facilities and the resulting modification of the lease terms and a $0.5 million decrease due to the senior housing facility that is part of our RIDEA-compliant joint venture. The rental revenue related to the senior housing facility that is part of our RIDEA-compliant joint venture is eliminated upon consolidation. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the nine months ended September 30, 2014, we recognized $16.1 million of interest and other income compared to $2.5 million for the nine months ended September 30, 2013. Interest and other income during the nine months ended September 30, 2014 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on six preferred equity investments, two of which were repaid in August 2014. Our loans receivable investments and preferred equity investments had a combined book value of $250.7 million as of September 30, 2014. Interest and other income during the nine months ended September 30, 2013 primarily consisted of income earned on six loans receivable investments and preferred dividends on our two preferred equity investments. These investments had a combined book value of $46.1 million as of September 30, 2013. Interest and other income during the nine months ended September 30, 2014 also includes operating revenues associated with consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues of $2.0 million in our condensed consolidated statements of income beginning as of January 1, 2014.
Depreciation and Amortization
During the nine months ended September 30, 2014, we incurred $28.9 million of depreciation and amortization expense compared to $24.7 million for the nine months ended September 30, 2013. The $4.1 million net increase in depreciation and amortization was primarily due to an increase of $5.6 million from properties acquired on or after January 1, 2013, partially offset by a decrease of $1.5 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2014, we incurred $32.7 million of interest expense compared to $29.9 million for the nine months ended September 30, 2013. The $2.8 million net increase is primarily related to (i) a $14.2 million increase in interest expense and amortization of deferred financing costs related to the January 2014 issuance of the $350.0 million aggregate principal amount of 2021 Notes, (ii) a $4.5 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes and (iii) a $1.9 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the nine months ended September 30, 2014, partially offset by (x) a $16.5 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes completed in February 2014 and (y) a $1.3 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of a $29.8 million existing variable rate mortgage note.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating costs and other costs associated with acquisition pursuit activities. During the nine months ended September 30, 2014, general and administrative expenses were $20.0 million compared to $11.2 million during the nine months ended September 30, 2013. The $8.8 million increase is primarily related to (i) a $3.0 million straight-line rental income write-off primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity, (ii) a $0.7 million increase in legal, audit and professional fees, (iii) a $0.2 million holdback fee expense related to the Forest Park - Frisco contingent consideration, (iv) $1.5 million of facility operating expenses, (v) a $1.9 million increase in acquisition pursuit costs from $0.7 million during the nine months ended September 30, 2013 to $2.6 million during the nine months ended September 30, 2014 and (vi) a $1.1 million increase in stock-based compensation. The increase in acquisition pursuit costs is primarily related to our acquisition of the Holiday Portfolio. The increase in stock-based compensation expense, from $5.2 million during the nine months ended September 30, 2013 to $6.3 million during the nine months ended September 30, 2014, is primarily the result of meeting certain performance criteria under the terms of our performance-based stock units. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014, we recognized $22.5 million of loss on debt extinguishment. Of this amount, (i) $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes, (ii) $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment and (iii) $0.2 million related to the write-offs of deferred financing costs in connection with the Revolving Credit Facility. During the nine months ended September 30, 2013, we recognized $10.1 million of loss on debt extinguishment. Of this amount, $9.8 million related to the write-offs of deferred financing costs and issuance premium and the redemption fee paid in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes and $0.3 million related to the write-offs of deferred financing costs in connection with the Revolving Credit Facility.
Other Income (Expense)
During the nine months ended September 30, 2014, we recognized $0.9 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties (see Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details). During the nine months ended September 30, 2013, we recognized $0.6 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt premiums/discounts), acquisition pursuit costs and changes in fair value of contingent consideration. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt premiums/discounts), acquisition pursuit costs and changes in fair value of contingent consideration, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2014 and 2013, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$14,643	$9,242	$17,020	$15,310
Depreciation and amortization of real estate assets	9,762	8,258	28,867	24,726

FFO	24,405	17,500	45,887	40,036

Acquisition pursuit costs	2,038	281	2,617	707
Stock-based compensation expense	1,545	1,276	6,337	5,209
Straight-line rental income adjustments	(4,641)	(3,536)	(13,074)	(10,836)
Amortization of deferred financing costs	940	806	2,812	2,395
Amortization of debt premiums	—	(134)	(33)	(535)
Change in fair value of contingent consideration	100	(300)	(860)	600
Non-cash portion of loss on extinguishment of debt	158	351	1,576	859
Non-cash interest income adjustments	77	17	217	29
Write-off of straight-line rental income	—	—	2,994	—

AFFO	$24,622	$16,261	$48,473	$38,464

FFO per diluted common share	$0.51	$0.46	$1.05	$1.06

AFFO per diluted common share	$0.51	$0.43	$1.10	$1.01

Weighted average number of common shares outstanding, diluted:
FFO	47,877,202	37,828,573	43,840,550	37,777,458

AFFO	48,038,179	38,065,299	44,072,015	38,067,386

Set forth below is additional information related to certain other items included in net income attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Income:

•
During the three and nine months ended September 30, 2014, we incurred $0.2 million and $22.5 million, respectively, of debt extinguishment loss. The $0.2 million of debt extinguishment loss during the three months ended

September 30, 2014 is related to write-offs of unamortized deferred financing costs in connection with the Revolving Credit Facility. The $22.5 million of debt extinguishment loss during the nine months ended September 30, 2014 also includes $20.9 million in payments made to noteholders for early redemption of the then-outstanding 2018 Notes and legal fees paid, $0.8 million of write-offs associated with unamortized deferred financing and premium costs and $0.6 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment of a variable rate mortgage note. The entire amount of the loss on extinguishment of debt is included in FFO for the three and nine months ended September 30, 2014. AFFO for the nine months ended September 30, 2014 also includes the $20.9 million early redemption premium and legal fees.

•
During the three and nine months ended September 30, 2014, we recognized $0.1 million of other expense and $0.9 million of other income, respectively, as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties. See Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details. This entire amount is included in FFO for the three and nine months ended September 30, 2014.

•
During the nine months ended September 30, 2014, we recognized $3.0 million of straight-line rental income write-off. The straight-line rental income write-off during the nine months ended September 30, 2014 is primarily due to a write-off related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity. This entire amount is included in FFO for the nine months ended September 30, 2014.

•
During the three and nine months ended September 30, 2013, we incurred $0.3 million and $10.1 million, respectively, of debt extinguishment loss. The $0.3 million of debt extinguishment loss during the three months ended September 30, 2013 consisted of write-offs of deferred financing costs in connection with the Revolving Credit Facility. The $10.1 million of debt extinguishment loss during the nine months ended September 30, 2013 also included $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. The entire amount of the loss on extinguishment of debt is included in FFO for the three and nine months ended September 30, 2013 and the $9.3 million early redemption premium is included in AFFO for the three and nine months ended September 30, 2013.

•
During the three and nine months ended September 30, 2013, we incurred $0.3 million and $0.6 million, respectively, of other income (expense), as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition. This entire amount is included in FFO for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources
As of September 30, 2014, we had approximately $61.3 million in liquidity, consisting of unrestricted cash and cash equivalents of $25.3 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $36.0 million. We completed an equity offering in October 2014 (as further described above under “—Recent Transactions–Equity Offering”), which provided net proceeds, before expenses, of $160.6 million. We used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility.
On October 10, 2014, we completed an underwritten public offering of an additional $150.0 million aggregate principal amount of 2021 Notes, providing net proceeds of approximately $145.8 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses. We used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility.
After giving effect to the October 2014 equity offering and October 2014 offering of $150.0 million aggregate principal amount of 2021 Notes, the use of the net proceeds from such offerings to repay a portion of the borrowings outstanding under our Revolving Credit Facility, the investments as described above under “—Recent Transactions–Investments, we had approximately $312.9 million in liquidity, consisting of unrestricted cash and cash equivalents of $2.9 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture) and available borrowings under our Revolving Credit Facility of $310.0 million.
The Revolving Credit Facility provides for a borrowing capacity of $650.0 million and provides an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. The Operating Partnership also has an option to convert up to $200.0 million of the Revolving Credit Facility to a term loan, subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, we entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.

On May 2014, we completed an underwritten public offering of 8.1 million newly issued shares of our common stock pursuant to an effective registration statement.  We received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share. A portion of these proceeeds were used to repay borrowings outstanding under the Prior Revolving Credit Facility.
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
Pursuant to the terms of the Sales Agreements, the ATM Shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior consent, the Sales Agents may also sell the ATM Shares in privately negotiated transactions. We will pay each Sales Agent a commission of up to 2% of the gross proceeds from the sales of ATM Shares sold pursuant to the applicable Sales Agreement. We are not obligated to sell and the Sales Agents are not obligated to buy or sell any ATM Shares under the Sales Agreements. No assurance can be given as to the price or amount of shares that we sell, or the dates when such sales will take place. During the three months ended September 30, 2014, we sold 0.4 million ATM Shares, at an average price of $28.28 per share, generating gross proceeds of approximately $10.3 million, before $0.2 million of commissions. During the nine months ended September 30, 2014, we sold 0.6 million ATM Shares, at an average price of $28.05 per share, generating gross proceeds of approximately $16.9 million, before $0.3 million of commissions. In addition, as of September 30, 2014, we had $44.8 million available under the ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $71.2 million for the nine months ended September 30, 2014. Operating cash inflows were derived primarily from the rental payments received under the lease agreements with subsidiaries of Genesis, rental payments from our other tenants and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and early redemption payments on our outstanding debt and payment of general and administrative expenses. Net cash provided by operating activities during the nine months ended September 30, 2014, includes $20.8 million in payments made to noteholders for early redemption of the then-outstanding 2018 Notes. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.

Cash Flows from Investing Activities
During the nine months ended September 30, 2014, net cash used in investing activities was $793.3 million and consisted of $721.9 million used in the acquisition of six skilled nursing/transitional care facilities, 27 senior housing facilities and four facilities that closed escrow subsequent to September 30, 2014, $59.3 million used to originate four loans receivable and provide additional funding for existing loans receivable, $11.3 million used for four preferred equity investments and $1.2 million used for tenant improvements, partially offset by a $0.3 million partial repayment of one loan receivable.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the nine months ended September 30, 2014, net cash provided by financing activities was $743.2 million and consisted of $350.0 million in proceeds from the January 2014 offering of 2021 Notes and $229.8 million in net proceeds from the May 2014 equity offering and shares sold through the ATM Program, partially offset by the redemption of $211.3 million in aggregate principal amount of the then-outstanding 2018 Notes, $57.7 million of dividends paid to stockholders, a net decrease in mortgage borrowings resulting from the repayment of $30.7 million in mortgage indebtedness and $15.5 million of payments for deferred financing costs primarily related to the issuance of the 2021 Notes and the Revolving Credit Facility. In addition, during the nine months ended September 30, 2014, we borrowed $699.0 million on our Revolving Credit Facility and repaid $220.5 million during the same period.
Loan Agreements
2021 Notes. On January 23, 2014, the Issuers issued $350.0 million aggregate principal amount of 2021 Notes. The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 2021 Notes, which are treated as a single class with, and have the same terms as, the existing 2021 Notes. The notes were issued at 99.5% providing net proceeds of approximately $145.8 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%. The Company used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning restrictive covenants and events of default in the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2014, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
Revolving Credit Facility. On September 10, 2014, the Operating Partnership entered into a second amended and restated unsecured revolving credit facility (the “Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement). The Revolving Credit Facility amends and restates the amended and restated secured revolving credit facility (the “Prior Revolving Credit Facility”) that the Operating Partnership and certain subsidiaries of the Operating Partnership entered into on July 29, 2013 and amended on October 15, 2013.
The Revolving Credit Facility provides for a borrowing capacity of $650.0 million and provides an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. The Operating Partnership also has an option to convert up to $200.0 million of the Revolving Credit Facility to a term loan subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, we entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.
While the Prior Revolving Credit Facility was secured by pledges of equity by our wholly owned subsidiaries that own certain of our real estate assets, the Revolving Credit Facility is unsecured. The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018 and includes a one year extension option. As of September 30, 2014, there was $614.0 million amounts outstanding under the Revolving Credit Facility, and we had $36.0 million available for borrowing.
In connection with the Revolving Credit Facility, we wrote off $0.2 million of unamortized deferred financing costs during the nine months ended September 30, 2014. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Revolving Credit Facility, and will range from 2.00% to 2.60% per annum for LIBOR based borrowings and 1.00% to 1.60% per annum for borrowings at the Base Rate.  As of September 30, 2014, the interest rate on the Revolving Credit Facility was 2.46%. In addition, the Operating Partnership is required to pay an unused fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three and nine months ended September 30, 2014, we incurred $0.3 million and $2.3 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and nine months ended September 30, 2014, we incurred $0.5 million and $1.1 million, respectively, of unused facility fees.
In the event that we achieve at least two investment grade ratings from S&P, Moody’s and/or Fitch, the Operating Partnership can elect to reduce the applicable percentage for LIBOR or Base Rate borrowings. If the Operating Partnership makes this election, the applicable percentage for borrowings will vary based on the Debt Ratings at each Pricing Level, as defined in the credit agreement, and will range from 0.90% to 1.70% per annum for LIBOR based borrowings and 0.00% to 0.70% per annum for borrowings at the Base Rate. In addition, should the Operating Partnership elect this option, the unused fee will no longer apply and a facility fee ranging between 0.125% and 0.300% per annum will take effect based on the borrowing capacity regardless of amounts outstanding under the Revolving Credit Facility.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning covenants contained in the Revolving Credit Facility. As of September 30, 2014, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.

Mortgage Indebtedness
Of our 154 properties held for investment, 14 are subject to mortgage indebtedness to third parties that, as of September 30, 2014, totaled approximately $124.7 million. As of September 30, 2014 and December 31, 2013, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at September 30, 2014	Maturity Date
Fixed Rate	$124,714	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	NA	NA
	$124,714	$141,328	3.96%

Capital Expenditures
There were $1.2 million and $0.4 million of capital expenditures for the nine months ended September 30, 2014 and 2013, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $3.5 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $57.7 million on our common and preferred stock during the nine months ended September 30, 2014. On November 3, 2014, our board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on November 26, 2014 to common stockholders of record as of November 14, 2014. Also on November 3, 2014, our board of directors declared the a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 26, 2014 to preferred stockholders of record as of the close of business on November 14, 2014.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 154 real estate properties held for investment as of September 30, 2014 is diversified by location across 34 states. The properties in any one state did not account for more than 19% of our total rental revenue during the three and nine months ended September 30, 2014.
As of September 30, 2014, our two largest tenants, Genesis and Holiday, represented 37.1% and 18.2%, respectively, of our annualized revenues. The obligations under both master leases are guaranteed by their respective parent entities.
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
On July 31, 2014, CMS released final fiscal year 2015 Medicare rates for skilled nursing facilities providing a net increase of 2.0% over fiscal year 2014 payments (comprised of a market basket increase of 2.5% and less the productivity adjustment of 0.5%).

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of September 30, 2014 (in thousands):

		October 1 Through		Year Ended December 31,
	Total	December 31, 2014	2015	2016	2017	2018	After 2018
Mortgage indebtedness (1)	$201,440	$1,793	$7,171	$7,171	$7,171	$7,171	$170,963
Revolving Credit Facility (2)	674,734	3,877	15,384	15,426	15,384	624,663	—
Senior Notes(3)	771,875	5,375	30,000	30,000	30,000	30,000	646,500
Contingent consideration	4,600	—	1,200	—	3,400	—	—
Operating lease	115	24	91	—	—	—	—
Total	$1,652,764	$11,069	$53,846	$52,597	$55,955	$661,834	$817,463

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $76.7 million.

(2)
Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan.

(3)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $221.9 million.
In addition to the above, we have committed to provide up to $88.7 million of funding related to three debt investments and two preferred equity investments. As of September 30, 2014, we had funded $66.6 million of these commitments. The debt investments have maturity dates ranging from 2016 through 2018.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2014, this indebtedness included $550.0 million aggregate principal amount of Senior Notes outstanding, $124.7 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own and $614.0 million outstanding under the Revolving Credit Facility which is our only variable rate indebtedness. In addition, as of September 30, 2014, we had $36.0 million available for borrowing under our Revolving Credit Facility.
As of September 30, 2014, after giving effect to the October 2014 equity offering and October 2014 offering of $150.0 million aggregate principal amount of 2021 Notes, the use of the net proceeds from such offerings to repay a portion of the borrowings outstanding under our Revolving Credit Facility and the conversion of $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan, our indebtedness would have been comprised of the $700.0 million aggregate principal amount of Senior Notes outstanding, $124.7 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, a $200.0 million term loan and $140.0 million outstanding under the Revolving Credit Facility and $310.0 million available for borrowing. As a result of the above, $340.0 million of our pro forma indebtedness as of September 30, 2014 would have had a variable interest rate.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of September 30, 2014, interest expense would increase by $6.1 million ($3.4 million on a pro forma basis after giving effect to the items specified in the immediately preceding paragraph) for the twelve months following September 30, 2014. As of September 30, 2014, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following September 30, 2014, interest expense on our variable rate debt would decrease by $1.0 million ($0.5 million on a pro forma basis after giving effect to the items specified in the immediately preceding paragraph).
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap or swap agreements. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, the Company entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2013 Annual Report on Form 10-K, other than the addition of the risk factors set forth below.
Risks Related to Our Recent Acquisition of the Holiday Portfolio

The intended benefits of the acquisition of the Holiday Portfolio may not be realized, which could have a negative impact on the market price of our common stock.
The acquisition of the Holiday Portfolio poses risks for our ongoing operations, including that:

•	our future business and financial results will suffer if we do not effectively manage our expanded portfolio;

•	our level of indebtedness increased substantially;

•
the Holiday Portfolio, which is expected to contribute a significant portion of our future rents, may not perform as well as we anticipate or we may incur unanticipated costs and expenses relating to the Holiday Portfolio; and

•	the intended benefits of the Holiday Portfolio may not be realized as quickly or to the extent anticipated by us or at all.

Any of these matters could have a negative impact on the market price of our common stock.

Holiday Tenant may be unable to cover its lease obligations to us and there can be no assurance that its indirect parent, Holiday AL Holdings LP (the “Guarantor”), will be able to cover any shortfall.
The Holiday Portfolio was previously owner-operated by Holiday. As a result, Holiday did not have a lease expense to cover like the lease expense that is payable to us under the master lease relating to the Holiday Portfolio. If Holiday Tenant is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use any funds of Holiday Tenant then held by us as security for Holiday Tenant’s performance of its obligations (approximately $15.1 million) and to seek recourse against the Guarantor under the Guaranty. The guaranty of master lease (the "Guaranty") executed by the Guarantor in favor of us includes certain financial covenants of the Guarantor, including maintaining a minimum net worth of $150 million, a minimum fixed charge coverage ratio of 1.10x and a maximum leverage ratio of 10x (as each term is defined in the Guaranty). As of September 30, 2014, the Guarantor has guaranteed, or agreed to guarantee, significant lease obligations of various other of its subsidiaries in addition to its guarantee of Holiday Tenants’ obligations to us. In the future, the Guarantor may execute additional guaranties of the lease obligations of its subsidiaries without limitation. The Guarantor informed us that as of September 30, 2014, it had a net worth (calculated in accordance with the Guaranty) of approximately $429.4 million. There can be no assurance that the Guarantor will have the resources necessary to satisfy its obligations to us under the Guaranty in the event that Holiday Tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.

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

2.2
Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).†

2.3
Purchase Agreement, dated September 25, 2014, between Sabra Health Care REIT, Inc. and certain affiliates of Holiday Acquisition Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).†

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

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

4.1
Fifth Supplemental Indenture, dated September 29, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.7.5 of the Post-Effective Amendment No. 2 to Form S-3 Registration Statement filed by Sabra Health Care REIT, Inc. and the Co-Registrants on September 30, 2014).

10.1
Second Amended and Restated Credit Agreement, dated September 10, 2014, among Sabra Health Care Limited Partnership, as Borrower; Sabra Health Care REIT, Inc., as REIT Guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Citizens Bank, National Association and Credit Agricole Corporate and Investment Bank, as Co-Syndication Agents; Barclays Bank, PLC, Citibank, N.A., Royal Bank of Canada, Wells Fargo Bank, N.A., J.P. Morgan Chase Bank, N.A., and Suntrust Bank, as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith, as Joint Lead Arranger and Sole Book Runner; and Citizens Bank, National Association and Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 11, 2014).

10.2
Master Lease, dated September 25, 2014, between Sabra Health Care Holdings III, LLC, Sabra Texas Holdings, L.P., Sabra Health Care Virginia II, LLC and Sabra Health Care Northeast, LLC, as landlords, and the tenants listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).

10.3
Guaranty of Master Lease, dated September 25, 2014, by Holiday AL Holdings LP in favor of Sabra Health Care Holdings III, LLC, Sabra Texas Holdings, L.P., Sabra Health Care Virginia II, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).

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

SABRA HEALTH CARE REIT, INC.

Date: November 4, 2014	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2014	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)