Form 10-K
period 2014-12-31
Sabra Health Care REIT, Inc.
filed 2015-02-19
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.3 billion
As of February 13, 2015, there were 59,233,904 shares of the Registrant’s $0.01 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014, are incorporated by reference in Part III herein.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including among others, the following:

•
our dependence on Genesis Healthcare, Inc. (“Genesis”) and certain wholly owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday Tenant”) until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity and debt financings;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	the effect of increasing healthcare regulation and enforcement on our tenants and the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the ownership limits and anti-takeover defenses in our governing documents and Maryland law, which may restrict change of control or business combination opportunities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	our ability to maintain our status as a real estate investment trust (“REIT”); and

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT.
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

TENANT AND BORROWER INFORMATION

This 10-K includes information regarding certain of our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. Genesis is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to our tenants and borrowers provided in this 10-K has been provided by such tenants and borrowers. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Genesis's filings with the SEC can be found at www.sec.gov.

PART I

ITEM 1. BUSINESS
Overview
We operate as a self-administered, self-managed REIT that, through our subsidiaries, owns and invests in real estate serving the healthcare industry. Our primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. We primarily generate revenues by leasing properties to tenants and operators throughout the United States.
As of December 31, 2014, our investment portfolio consisted of 160 real estate properties held for investment (consisting of (i) 103 skilled nursing/transitional care facilities, (ii) 55 senior housing facilities, and (iii) two acute care hospitals), 14 investments in loans receivable (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) two mezzanine loans, and (iv) five pre-development loans) and six preferred equity investments. Included in the 160 real estate properties held for investment is one 100% owned senior housing facility leased to a 50%/50% RIDEA-compliant joint venture tenant. As of December 31, 2014, our real estate properties held for investment had a total of 16,718 beds/units, spread across 34 states. As of December 31, 2014, all of our real estate properties were leased under triple-net operating leases with expirations ranging from two to 18 years.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care facilities and with a secondary focus on acquiring skilled nursing and transitional care facilities. We have and will continue to opportunistically acquire other types of healthcare real estate (including acute care hospitals) and originate financing secured directly or indirectly by healthcare facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.
With respect to our debt and preferred equity investments, in general, we originate loans and make preferred equity investments when an attractive investment opportunity is presented and either (a) the property is in or near the development phase or (b) the development of the property is completed but the operations of the facility are not yet stabilized. A key component of our strategy related to loan originations and preferred equity investments is our having the option to purchase the underlying real estate that is owned by our borrowers (and that directly or indirectly secures our loan investments) or by the joint venture in which we have an investment. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the purchase price is set in advance based on the same valuation methods we use to value our investments in healthcare real estate. This strategy allows us to diversify our revenue streams and build relationships with operators and developers, and provides us with the option to add new properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
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
We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. and we commenced operations on November 15, 2010 following the Company’s separation from Sun Healthcare Group, Inc. (the “Separation Date”). We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT.
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

Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the United States. We invest primarily in the United States senior housing industry, which includes assisted living, independent living and memory care facilities, with a secondary focus on the nursing home industry, including skilled nursing and transitional care facilities. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the United States Census Bureau, Americans over the age of 65 is projected to be the fastest growing segment of the population, growing at a compounded annual growth rate of 2.5% over the next five years and 2.4% over the next ten years. Additionally, according to the United States Census Bureau, life expectancy is expected to increase to 79.5 years in 2020 from 76.8 years in 2000. Furthermore, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2013, only 14.9% of senior housing and nursing case properties were owned by publicly traded REITs. The highly-fragmented nature of the senior housing and nursing home industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the Centers for Medicare & Medicaid Services, nursing home expenditures are projected to grow from approximately $156 billion in 2013 to approximately $271 billion in 2023, representing a compounded annual growth rate of 5.7%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing facilities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past.
We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of health care delivery.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments in the United States that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2014, our investment portfolio consisted of 160 real estate properties held for investment, 14 investments in loans receivable and six preferred equity investments. Of our 160 properties held for investment as of December 31, 2014, we owned fee title to 154 properties and title under long-term ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2014:

•	Skilled Nursing/Transitional Care Facilities
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
•Transitional care facilities/units. Transitional care facilities/units are licensed nursing facilities or distinct units within a licensed nursing facility that provide short term, intensive, high acuity nursing and medical services. These facilities tend to focus on delivering specialized treatment to patients with cardiac, neurological, pulmonary, orthopedic, and renal conditions.  Length of service is typically 30 days or less with the majority of patients returning to prior living arrangements and functional abilities. Generally, transitional care facilities/units provide services to Medicare, managed care and commercial insurance patients.

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
Geographic and Property Type Diversification
The following tables display the distribution of our beds/units and the geographic concentration of our real estate held for investment by property type and investment as of December 31, 2014 (dollars in thousands):

Distribution of Beds/Units

	Total Number of Properties	Bed/Unit Type
State		Skilled Nursing / Transitional Care	Senior Housing	Acute Care Hospitals	Total	% of Total
Texas	18	845	794	124	1,763	10.5%
New Hampshire	16	1,470	203	—	1,673	10.0
Connecticut	11	1,350	140	—	1,490	8.9
Florida	11	767	618	—	1,385	8.3
Kentucky	15	1,020	128	—	1,148	6.9
Ohio	8	897	—	—	897	5.4
Nebraska	6	380	291	—	671	4.0
Oklahoma	7	496	83	—	579	3.5
Michigan	10	—	571	—	571	3.4
Colorado	4	509	48	—	557	3.3
Other (24 states)	54	3,602	2,382	—	5,984	35.8

	160	11,336	5,258	124	16,718	100.0%

% of Total beds/units		67.8%	31.5%	0.7%	100.0%

Geographic Concentration — Property Type

State	Skilled Nursing/Transitional Care	Senior Housing	Acute Care Hospitals	Total	% of Total
Texas	7	9	2	18	11.3%
New Hampshire	14	2	—	16	10.0
Kentucky	13	2	—	15	9.4
Florida	6	5	—	11	6.9
Connecticut	9	2	—	11	6.9
Michigan	—	10	—	10	6.3
Ohio	8	—	—	8	5.0
Oklahoma	6	1	—	7	4.4
Nebraska	4	2	—	6	3.8
California	3	1	—	4	2.5
Other (24 states)	33	21	—	54	33.5

Total	103	55	2	160	100.0%

% of Total properties	64.4%	34.4%	1.2%	100.0%

Geographic Concentration — Investment (1)

State	Total Number of Properties	Skilled Nursing/Transitional Care	Senior Housing	Acute Care Hospitals	Total	% of Total
Texas	18	$79,508	$167,084	$175,807	$422,399	23.1%
Connecticut	11	116,587	29,174	—	145,761	8.0
Florida	11	39,503	92,707	—	132,210	7.2
Delaware	4	95,780	—	—	95,780	5.2
Nebraska	6	63,088	28,296	—	91,384	5.0
New Hampshire	16	75,563	12,492	—	88,055	4.8
North Carolina	3	9,538	67,272	—	76,810	4.2
Michigan	10	—	74,013	—	74,013	4.0
Kentucky	15	57,238	9,621	—	66,859	3.7
Oklahoma	7	57,309	5,641	—	62,950	3.4
Other (24 states)	59	257,138	318,175	—	575,313	31.4

Total	160	$851,252	$804,475	$175,807	$1,831,534	100.0%

% of Total investments		46.5%	43.9%	9.6%	100.0%

(1)	Represents the undepreciated book value of our real estate held for investment as of December 31, 2014.

Loans Receivable and Other Investments
As of December 31, 2014 and 2013, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of December 31, 2014	Book Value as of December 31, 2014	Book Value as of December 31, 2013	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing / Acute Care Hospital	$144,033	$144,383	$149,450	8.3%	8.2%	10/13/15 - 1/31/18
Construction	3	Acute Care Hospital / Senior Housing	65,242	65,525	14,283	7.5%	7.4%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	21,432	21,491	12,410	11.3%	11.1%	6/27/15 - 8/31/17
Pre-development	5	Senior Housing	3,652	3,777	1,366	9.0%	7.8%	8/16/15 - 9/09/17
	14		234,359	235,176	177,509	8.3%	8.2%

Other Investments:
Preferred Equity	6	Skilled Nursing/Senior Housing	16,125	16,407	7,784	12.5%	12.4%	N/A

Total	20		$250,484	$251,583	$185,293	8.6%	8.5%

Significant Credit Concentrations
The following table provides information regarding relationships that represent more than 10% of our annualized revenues as of December 31, 2014:

Tenant	Number of Investments	% of Total Investments, Gross	% of Annualized Revenues

Genesis Healthcare, Inc.	81	24.6%	36.2%
Holiday AL Holdings LP	21	26.0	17.8
See “Risk Factors—Risks Related to Tenant Concentration” in Part I, Item 1A of this 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” in Part I, Item 7 for additional information, including risks and uncertainties, regarding our significant tenant concentration.
Investment and Financing Strategy
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility (as defined below), future borrowings or the proceeds from issuances of common stock (including through our 2014 ATM Program (as defined below)), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions.
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse and Stable Property Portfolio
Our portfolio of 160 properties held for investment as of December 31, 2014, comprising 16,718 beds/units, is broadly diversified by location across 34 states. Our properties in any one state did not account for more than 11% of our total beds/units as of December 31, 2014. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our properties remained stable over the last three years at between 88.1% and 89.5% for our skilled nursing/transitional care facilities and between 90.3% and 88.9% for our senior housing facilities.
Long-Term, Triple-Net Lease Structure
All of our real estate properties are leased under triple-net operating leases with expirations ranging from two to 18 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2014, the leases had a weighted-average remaining term of 11 years. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. In addition, we may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other related parties. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $0.4 million and $1.6 million as of December 31, 2014 and 2013, respectively.
Strong Relationships with Operators
The members of our management team have developed an extensive network of relationships with qualified local, regional and national operators of skilled nursing and senior housing facilities across the United States. This extensive network has been built by our management team through over 25 years of operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the skilled nursing and senior housing industries. We work collaboratively with our operators to help them achieve their growth and business objectives. We believe these strong relationships with operators help us to source investment opportunities.
Our relationships with operators include pipeline agreements that we have entered into with certain operators that provide for the acquisition of, and interim capital commitments for, various health care facilities. These pipeline agreements, together with repeat transactions with other operators, help support our future growth potential by providing additional investment opportunities with lower acquisition pursuit costs than would be required for investments with new operators.
Ability to Identify Talented Operators
As a result of our management team’s operating experience, network of relationships and industry insight, we have been able and expect to continue to be able to identify qualified local, regional and national operators. We seek operators who possess local market knowledge, demonstrate hands-on management, have proven track records and emphasize patient care. These operators are often located in secondary markets, which generally have lower costs to build and favorable demographics as demonstrated by the fact that the percentage of the population over the age of 65 is greater in the markets where we have invested than in the U.S. as a whole. We believe our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, emphasis on care and operating efficiency.
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
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chairman, President and Chief Executive Officer of Sabra, has more than 25 years of experience in the acquisition, development and disposition of skilled nursing facilities and other healthcare facilities, including nine years at Sun Healthcare Group, Inc. Harold W. Andrews, Jr., Executive Vice President, Chief Financial Officer and Secretary of Sabra, is a finance professional with more than 15 years of experience in both the provision of healthcare services and healthcare real estate. Talya Nevo-Hacohen, Executive Vice President, Chief Investment Officer and Treasurer of Sabra, is a real estate finance executive with more than 20 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Flexible UPREIT Structure
We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by the Operating Partnership, in which we are the sole general partner and our wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. Conducting business through the Operating Partnership allows us flexibility in the manner in which we acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which may provide property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure allows us to acquire assets more efficiently and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2014, we had approximately $443.7 million in liquidity, consisting of unrestricted cash and cash equivalents of $61.7 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $382.0 million. We intend to maintain a mix of credit facility debt, term loan debt, mortgage debt and unsecured term debt which, together with our anticipated ability to complete future equity financings (including through our at-the-market common stock offering program (“2014 ATM Program”)), we expect will fund the growth of our operations. As of December 31, 2014, we had $76.5 million available under our 2014 ATM Program. Further, we may opportunistically seek access to U.S. government agency financing, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions.
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 29 as of December 31, 2014. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
Capital Source to Underserved Operators
We believe that there is a significant opportunity to be a capital source to healthcare operators through the acquisition and leasing of healthcare properties that are consistent with our investment and financing strategy, but that, due to size and other considerations, are not a focus for larger healthcare REITs. We utilize our management team’s operating experience, network of relationships and industry insight to identify financially strong and growing operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases or refinance new projects.
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

Pursue Strategic Development Opportunities
We intend to work with our operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.
 Our Employees
As of December 31, 2014, we employed 10 full-time employees (including our executive officers) and one part-time employee, none of whom is subject to a collective bargaining agreement.
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
Most of our tenants’ skilled nursing/transitional care centers and mental health centers are licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.
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
As of December 31, 2014, our subsidiaries owned 14 healthcare facilities (11 skilled nursing/transitional care facilities and 3 senior housing facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions, renovations of the property and use of the property other than for a skilled nursing facility, all without prior HUD approval.
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
Risks Related to Tenant Concentration
We are dependent on Genesis until we further diversify our portfolio, and an event that has a material adverse effect on Genesis’s business, financial position or results of operations would have a material adverse effect on our business, financial position or results of operations.
We generate 36.2% of our annualized revenues from leases to subsidiaries of Genesis, with Genesis guaranteeing the obligations under these lease agreements. There can be no assurance that Genesis and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of Genesis and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Genesis and its subsidiaries to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if Genesis were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.
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
We generate 17.8% of our annualized revenues from a lease with Holiday Tenant, with the Guarantor guaranteeing the obligations under this lease. The 21 independent living facilities acquired (the “Holiday Portfolio”) from Holiday Acquisition Holdings Corp. (“Holiday”) were previously owner-operated by Holiday. As a result, Holiday did not have a lease expense to cover like the lease expense that is payable to us under the master lease relating to the Holiday Portfolio. If Holiday Tenant is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use the letter of credit of Holiday Tenant then held by us as security for Holiday Tenant’s performance of its obligations (approximately $15.1 million as of December 31, 2014) and to seek recourse against the Guarantor under the Guaranty. The guaranty of master lease (the "Guaranty") executed by the Guarantor in favor of us includes certain financial covenants of the Guarantor, including maintaining a minimum net worth of $150 million, a minimum fixed charge coverage ratio of 1.10x and a maximum leverage ratio of 10x (as each term is defined in the Guaranty). As of December 31, 2014, the Guarantor has guaranteed, or agreed to guarantee, significant lease obligations of various other of its subsidiaries in addition to its guarantee of Holiday Tenants’ obligations to us. In the future, the Guarantor may execute additional guaranties of the lease obligations of its subsidiaries without limitation. There can be no assurance that the Guarantor will have the resources necessary to satisfy its obligations to us under the Guaranty in the event that Holiday Tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
Risks Relating to Our Business
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
As of December 31, 2014, our indebtedness consisted of $700.0 million of senior unsecured notes, including $500 million total aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “2021 Notes”) and $200 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Senior Notes”), a $200.0 million term loan, $68.0 million outstanding under our Revolving Credit Facility and aggregate mortgage indebtedness to third parties of $124.0 million on certain of our properties, and we had $382.0 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

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

Many of our tenants depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue.  The reduction in reimbursement rates from third-party payors, including Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants, has resulted, and may continue to result, in a reduction in our tenants’ revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during claims settlement processes or as a result of post-payment audits. Furthermore, new legislative and regulatory proposals could impose additional limitations on government and private payments to healthcare providers.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants.  Although moderate reimbursement rate reductions may not affect our tenants’ ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.

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
As of December 31, 2014, we employed 10 full-time employees, including our executive officers, and one part-time employee. Accordingly, the impact we may feel from the loss of one of our full-time employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.
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
We may be unable to find a replacement tenant for one or more of our leased properties.
We may need to find a replacement tenant for one or more of our leased properties for a variety of reasons, including upon the expiration of the lease term or the occurrence of a tenant default. During any period in which we are attempting to locate one or more replacement tenants, there could be a decrease or cessation of rental payments on the applicable property or properties. We cannot be sure that any of our current or future tenants will elect to renew their respective leases upon expiration of the terms thereof. Similarly, we cannot be sure that we will be able to locate a suitable replacement tenant or, if we are successful in locating a replacement tenant, that the rental payments from the new tenant would not be significantly less than the existing rental payments. Our ability to locate a suitable replacement tenant may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could delay or impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for default, which could materially adversely affect our business, financial condition and results of operations.
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
To comply with the 90% taxable income distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. The Senior Notes Indentures permit us to declare or pay any dividend or make any distribution that is necessary to maintain our REIT status if the aggregate principal amount of all outstanding Indebtedness of the Parent and its Restricted Subsidiaries on a consolidated basis at such time is less than 60% of Adjusted Total Assets (as each term is defined in the Senior Notes Indentures) and to make additional distributions if we pass certain other financial tests.
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
In order for us to maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals, as defined in the Code. For the purpose of preserving our REIT qualification, our charter prohibits, subject to certain exceptions, beneficial and constructive ownership of more than 9.9% in value or in number of shares, whichever is more restrictive, of our outstanding common stock or more than 9.9% in value of all classes or series of our outstanding stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. The ownership limits may have the effect of discouraging an acquisition of control of us without the approval of our board of directors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2014, our investment portfolio consisted of 160 real estate properties held for investment (consisting of (i) 103 skilled nursing/transitional care facilities, (ii) 55 senior housing facilities, and (iii) two acute care hospitals), 14 investments in loans receivable (consisting of (i) four mortgage loans, (ii) three construction loans, (iii) two mezzanine loans, and (iv) five pre-development loans) and six preferred equity investments. Included in the 160 real estate properties held for investment is one 100% owned senior housing facility leased to a 50%/50% RIDEA-compliant joint venture tenant.
All of our properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our lease agreements as of December 31, 2014 by year and facility type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	2015 - 2019	2020	2021	2022	2023	2024	2025	Thereafter	Total
Skilled Nursing/Transitional Care
Properties	1	27	30	12	—	9	4	20	103
Beds/Units	120	3,025	3,508	869	—	1,036	575	2,203	11,336
Annualized Revenues	$850	$27,061	$30,814	$10,302	$—	$13,533	$5,141	$28,618	$116,319
Senior Housing
Properties (1)	—	2	3	13	—	9	1	26	54
Beds/Units	—	251	197	747	—	662	114	3,227	5,198
Annualized Revenues	—	1,974	1,501	8,975	—	7,075	837	43,350	63,712
Acute Care Hospitals
Properties	—	—	—	—	—	—	—	2	2
Beds/Units	—	—	—	—	—	—	—	124	124
Annualized Revenues	—	—	—	—	—	—	—	18,809	18,809

Total Properties	1	29	33	25	—	18	5	48	159

Total Beds/Units	120	3,276	3,705	1,616	—	1,698	689	5,554	16,658

Total Annualized Revenues	$850	$29,035	$32,315	$19,277	$—	$20,608	$5,978	$90,777	$198,840

% of Revenue	0.4%	14.6%	16.3%	9.7%	—%	10.4%	3.0%	45.6%	100.0%

(1) Excludes one senior housing facility that is part of the consolidated RIDEA-compliant joint venture.
Occupancy Trends
The following table sets forth the occupancy percentage for our properties for the periods indicated.

	Occupancy % (1)
	Year Ended December 31,
	2014	2013	2012
Skilled Nursing/Transitional Care	88.1%	88.2%	89.5%
Senior Housing	90.3%	87.9%	88.9%

(1) The percentages are calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy for independent living facilities can be greater than 100% for a given period as multiple residents could occupy a single unit. All facility financial performance data were derived solely from information provided by operators/tenants without independent verification by the Company. All facility financial performance data are presented one quarter in arrears. The Company excludes the impact of strategic disposition candidates and facilities leased to RIDEA-compliant joint venture tenants. The Company includes occupancy percentage for stabilized facilities acquired beginning in the quarter subsequent to the acquisition date and only for periods when the property was operated subject to a lease with the Company. Occupancy percentage for facilities with new tenants/operators are only included in periods subsequent to the Company's acquisition of the facilities.
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
Mortgage Indebtedness
Of our 160 properties held for investment, 14 are subject to mortgage indebtedness to third parties that, as of December 31, 2014, totaled approximately $124.0 million. See the discussion under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources—Mortgage Indebtedness” for further discussion regarding our mortgage indebtedness. As of December 31, 2014 and 2013, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at December 31, 2014	Maturity Date
Fixed Rate	$124,022	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	—	N/A
	$124,022	$141,328	3.96%

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

	Sales Price		Dividends
	High	Low	Paid
2013
First Quarter	$29.14	$22.08	$0.34
Second Quarter	$32.40	$23.81	$0.34
Third Quarter	$28.54	$21.55	$0.34
Fourth Quarter	$27.77	$22.50	$0.34
2014
First Quarter	$29.33	$25.25	$0.36
Second Quarter	$31.17	$27.63	$0.38
Third Quarter	$29.50	$24.01	$0.38
Fourth Quarter	$31.34	$24.25	$0.39
At February 17, 2015, we had approximately 2,352 stockholders of record.
We did not repurchase any shares of our common stock during the year ended December 31, 2014.
On January 12, 2015, our board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on February 27, 2015 to stockholders of record as of February 13, 2015.
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Senior Notes Indentures and our Revolving Credit Facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the Senior Notes Indentures, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2014	2013	2012
Non-qualified ordinary dividends	$0.5206	$0.4672	$0.7992
Long-term capital gains	0.0854	—	—
Non-dividend distributions	0.9040	0.8928	0.5208
	$1.5100	$1.3600	$1.3200

	Year Ended December 31,
Preferred Stock	2014	2013
Non-qualified ordinary dividends	$1.5303	$1.2370
Long-term capital gains	0.2510	—
	$1.7813	$1.2370

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the period from November 16, 2010, the first trading date after the Separation Date, through December 31, 2014. The graph assumes that $100 was invested at the close of market on November 15, 2010 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$250.00
$200.00
$150.00
$100.00
$50.00
$-
11/16/2010
1/16/2011
3/16/2011
5/16/2011
7/16/2011
9/16/2011
11/16/2011
1/16/2012
3/16/2012
5/16/2012
7/16/2012
9/16/2012
11/16/2012
1/16/2013
3/16/2013
5/16/2013
7/16/2013
9/16/2013
11/16/2013
1/16/2014
3/16/2014
5/16/2014
7/16/2014
9/16/2014
11/16/2014
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2011 through 2014. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance sheet data:
Total real estate investments, net	$1,645,805	$915,418	$827,135	$653,377	$476,973
Loans receivable and other investments, net	$251,583	$185,293	$12,017	$—	$—
Cash and cash equivalents	$61,793	$4,308	$17,101	$42,250	$74,233
Total assets	$2,064,892	$1,173,623	$892,670	$724,110	$573,259
Mortgage notes	$124,022	$141,328	$152,322	$153,942	$156,913
Revolving credit facility	$68,000	$135,500	$92,500	$—	$—
Term loan	$200,000	$—	$—	$—	$—
Senior unsecured notes	$699,272	$414,402	$330,666	$225,000	$225,000
Total liabilities	$1,123,069	$713,459	$587,182	$397,537	$395,726
Total Sabra Health Care REIT, Inc. stockholders' equity	$941,866	$460,164	$305,488	$326,573	$177,533

	Year Ended December 31,				Separation Date through December 31, 2010
	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Operating data:
Total revenues	$183,518	$134,780	$103,170	$84,225	$8,795
Net income attributable to common stockholders	$36,710	$25,749	$19,513	$12,842	$7
Net income per common share—basic	$0.79	$0.69	$0.53	$0.43	$—
Net income per common share—diluted	$0.78	$0.68	$0.52	$0.43	$—

Other data:
Cash flows provided by operations	$85,337	$62,099	$56,252	$44,705	$6,592
Cash flows (used in) provided by investing activities	$(826,472)	$(297,509)	$(218,650)	$(204,586)	$67,118
Cash flows provided by financing activities	$798,620	$222,617	$137,249	$127,898	$523
Dividends declared and paid per common share	$1.51	$1.36	$1.32	$0.96	$—

Weighted-average number of common shares outstanding, basic	46,351,544	37,514,637	37,061,111	30,109,417	25,110,936
Weighted-average number of common shares outstanding, diluted—net income and FFO	46,889,531	38,071,926	37,321,517	30,171,225	25,186,988
Weighted-average number of common shares outstanding, diluted—AFFO	47,147,722	38,364,727	37,829,421	30,399,132	25,645,131
FFO(1)	$76,128	$59,030	$52,257	$39,433	$3,141
Diluted FFO per common share(1)	$1.62	$1.55	$1.40	$1.31	$0.12
AFFO(1)	$77,223	$57,942	$60,287	$47,142	$3,704
Diluted AFFO per common share(1)	$1.64	$1.51	$1.59	$1.55	$0.14

(1)
We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt premiums/discounts), acquisition pursuit costs and changes in fair value of contingent consideration,

FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

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
Overview
We operate as a self-administered, self-managed REIT that, through our subsidiaries, owns and invests in real estate serving the healthcare industry.
Our primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector using triple-net operating leases. We primarily generate revenues by leasing properties to tenants and operators throughout the United States.
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, debt investments and preferred equity investments.
Acquisitions and Investments
We made investments of $868.6 million during the year ended December 31, 2014. These investments consisted of: (i) $787.1 million of real estate investments and additions, including the acquisition of the Holiday Portfolio, a portfolio of 21 independent living facilities located in 15 states that we acquired from Holiday for a total cash purchase price of $550.0 million; (ii) $15.3 million of preferred equity investments; and (iii) $66.2 million of investments in loans receivable. These investments reduced our exposure to Genesis and skilled nursing/transitional care facilities from 51.0% and 69.5%, respectively, of our annualized revenues as of December 31, 2013 to 36.2% and 53.5%, respectively, of our annualized revenues as of December 31, 2014. In addition, we increased the percentage of our annualized revenues derived from non-governmental sources from 40.8% as of December 31, 2013 to 53.9% as of December 31, 2014.
Dispositions
On December 31, 2014, we completed the sale of three skilled nursing facilities for $27.3 million. The carrying values of these facilities was $23.4 million, which resulted in a $3.9 million gain.
Capital Market Activity
During the year ended December 31, 2014, we completed: (i) an underwritten public offering of $350.0 million aggregate principal amount of 2021 Notes on January 23, 2014; (ii) an underwritten public offering of 8.1 million newly issued shares of our common stock on May 12, 2014, resulting in net proceeds (before expenses) to us of $219.1 million; (iii) an underwritten public offering of 6.9 million newly issued shares of our common stock on October 3, 2014, resulting in net proceeds (before expenses) to us of $160.6 million; and (iv) an underwritten public offering of an additional $150.0 million aggregate principal amount of 2021 Notes on October 10, 2014. During the year ended December 31, 2014, we also established the $200.0 million 2014 ATM Program and sold approximately 5.0 million shares of our common stock under our prior ATM program and the 2014 ATM Program, generating gross proceeds of approximately $140.4 million, before $2.8 million of commissions. See Note 7, “Debt,” and Note 10, “Equity,” in the Notes to Consolidated Financial Statements for additional information concerning these offerings.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Sabra and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with GAAP.
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
As of December 31, 2014, we determined we were the primary beneficiary of one senior housing facility and have consolidated the operations of the facility in the accompanying consolidated financial statements. As of December 31, 2014, we determined that the operations of the facility were not material to our results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower's expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2014, none of our investments in loans are accounted for as real estate joint ventures.
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
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
We account for the acquisition of income-producing real estate, or real estate that will be used for the production of income, as a business combination. All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments on the consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the consolidated balance sheets. Acquisition pursuit costs are expensed as incurred, and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2014, 2013 and 2012, we acquired 42, 2, and 23 real estate properties, respectively, and expensed $3.1 million, $1.5 million and $1.7 million of acquisition pursuit costs, respectively, which amounts are included in general and administrative expense on the accompanying consolidated statements of income.
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
Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We recorded a $2.5 million impairment loss during the year ended December 31, 2012 related to an asset held for sale. We did not record any impairment losses on our real estate investments during the years ended December 31, 2014 or 2013.
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
We make estimates of the collectibility of our tenant receivables related to base rents, straight-line rent and other revenues. When we analyze accounts receivable and evaluate the adequacy of the allowance for doubtful accounts, we consider such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Our collectibility estimates for straight-line rent revenues include an assessment at the individual or master lease level as well as at an overall portfolio level.

Loans Receivable and Interest Income
Loans Receivable
Loans receivable are recorded at amortized cost on our consolidated balance sheets. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
We review on a quarterly basis credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. Our loans receivable are evaluated for impairment at each balance sheet date.  We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by us or our expectation that we will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan. As of December 31, 2014, all of our loans were performing and none were considered to be impaired.
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
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to our employees and our non-employee directors are recognized in the statement of income based on their estimated fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on our estimate of the ultimate value of such award after considering our expectation of future performance.
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
Recently Issued Accounting Standards Update
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014 with early adoption permitted. We adopted ASU 2014-08 on October 1, 2014 on a prospective basis.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations.
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
Results of Operations
As of December 31, 2014, our investment portfolio consisted of 160 real estate properties held for investment, 14 investments in loans receivable and six preferred equity investments. As of December 31, 2013, our investment portfolio consisted of 121 real estate properties held for investment, 10 investments in loans receivable and two preferred equity investments. As of December 31, 2012, our investment portfolio consisted of 119 real estate properties held for investment, one asset held for sale and two mortgage loan investments.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning acquired investments for an entire period and the anticipated future acquisition of additional investments. The results of operations presented are not directly comparable due to the increase in acquisition activity.
Comparison of results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	Increase / (Decrease)	Percentage Difference	Increase (Decrease) due to Acquisitions and Originations (1)	Remaining Increase (Decrease) (2)
Revenues:
Rental income	$161,483	$128,988	$32,495	25%	$34,709	$(2,214)
Interest and other income	22,035	5,792	16,243	280%	13,576	2,667
Expenses:
Depreciation and amortization	43,332	33,281	10,051	30%	11,489	(1,438)
Interest	46,958	40,460	6,498	16%	—	6,498
General and administrative	29,339	16,423	12,916	79%	2,272	10,644
Other income (expense):
Loss on extinguishment of debt	(22,454)	(10,101)	(12,353)	(122)%	—	(12,353)
Other income (expense)	1,560	(800)	2,360	295%	—	2,360
Gain on sale of real estate	3,914	—	3,914	100%	—	3,914
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of investments made after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 that is not a direct result of investments made after January 1, 2013.

Rental Income
During the year ended December 31, 2014, we recognized $161.5 million of rental income compared to $129.0 million for the year ended December 31, 2013. The $32.5 million increase in rental income is due to an increase of $34.7 million from properties acquired after January 1, 2013. The increase is partially offset by a decrease in rental income from properties acquired before January 1, 2013. The decrease is primarily due to a $1.6 million decrease related to the transition of operations on three facilities and the resulting modification of the lease terms and a $0.8 million decrease due to the senior housing facility that became part of our RIDEA-compliant joint venture on January 1, 2014 after being included in rental income beginning on December 15, 2012. The rental revenue related to the senior housing facility that is part of our RIDEA-compliant joint venture is eliminated upon consolidation. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the year ended December 31, 2014, we recognized $22.0 million of interest and other income compared to $5.8 million for the year ended December 31, 2013. Interest and other income during the year ended December 31, 2014 primarily consisted of income earned on our 14 investments in loans receivable, one of which was repaid in October 2014 when we exercised our option to acquire the property securing the loan, and preferred dividends on six preferred equity investments, two of which were repaid in August 2014. Our investments in loans receivable and preferred equity investments had a combined book value of $251.6 million as of December 31, 2014. Interest and other income during the year ended December 31, 2013 primarily consisted of income earned on 10 investments in loans receivable and preferred dividends on our two preferred equity investments. These investments had a combined book value of $185.3 million as of December 31, 2013. Interest and other income during the year ended December 31, 2014 also includes $2.7 million of operating revenues associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidation, we reflect the joint venture's operating revenues in our consolidated statements of income beginning as of January 1, 2014.
Depreciation and Amortization
During the year ended December 31, 2014, we incurred $43.3 million of depreciation and amortization expense compared to $33.3 million for the year ended December 31, 2013. The $10.1 million net increase in depreciation and amortization was primarily due to an increase of $11.5 million from properties acquired after January 1, 2013, partially offset by a decrease of $1.4 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2014, we incurred $47.0 million of interest expense compared to $40.5 million for the year ended December 31, 2013. The $6.5 million net increase is primarily related to (i) a $21.3 million increase in interest expense and amortization of deferred financing costs related to the January 2014 and October 2014 issuances of the $350.0 million and $150.0 million, respectively, aggregate principal amounts of 2021 Notes, (ii) a $4.5 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes (as defined below), (iii) a $2.1 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility (as defined below) during the year ended December 31, 2014 and (iv) $1.1 million of interest expense related to the term loan, partially offset by (x) a $20.8 million net decrease in interest expense, amortization of deferred financing costs and issuance premium related to the redemption of the then-outstanding 2018 Notes (as defined below) completed in February 2014 and (y) a $1.7 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of a $29.8 million existing variable rate mortgage note. See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the Revolving Credit Facility.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating expenses associated with the consolidation of our RIDEA-compliant joint venture and other costs associated with acquisition pursuit activities and asset management. During the year ended December 31, 2014, general and administrative expenses were $29.3 million compared to $16.4 million for the year ended December 31, 2013. The $12.9 million net increase is primarily related to (i) a $3.0 million straight-line rental income write-off primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity, (ii) a $1.0 million increase in legal, audit and professional fees due to the increase in financing and acquisition activity, (iii) a $0.2 million holdback fee expense related to the Forest Park - Frisco contingent consideration, (iv) a $0.2 million increase in payroll expenses, (v) a $0.6 million portfolio-based allowance for doubtful accounts recorded against our straight-line rent receivables,

(vi) $3.7 million of facility operating expenses (including expenses of $1.7 million associated with transitioning two assets to new operators), (vii) a $1.6 million increase in acquisition pursuit costs, from $1.5 million during the year ended December 31, 2013 to $3.1 million during the year ended December 31, 2014, and (viii) a $2.0 million increase in stock-based compensation. The increase in acquisition pursuit costs is primarily related to our acquisition of the Holiday Portfolio. The increase in stock-based compensation expense, from $7.8 million during the year ended December 31, 2013 to $9.9 million during the year ended December 31, 2014, is primarily the result of meeting certain performance criteria under the terms of our performance-based stock units. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the year ended December 31, 2014, we recognized $22.5 million of loss on debt extinguishment. Of this amount, (i) $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes, (ii) $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment and (iii) $0.2 million related to the write-offs of deferred financing costs in connection with amending our Revolving Credit Facility. During the year ended December 31, 2013, we recognized $10.1 million of loss on debt extinguishment. Of this amount, $9.8 million related to the write-offs of deferred financing costs and issuance premium and the redemption fee paid in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes and $0.3 million related to the write-offs of deferred financing costs in connection with the Prior Revolving Credit Facility (as defined below).
Other Income (Expense)
During the year ended December 31, 2014, we recognized $1.6 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties (see Note 4, “Real Estate Properties Held for Investment” in the Notes to Consolidated Financial Statements for further details). During the year ended December 31, 2013, we recognized $0.8 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility acquisition.
Gain on Sale of Real Estate
During the year ended December 31, 2014, we recognized a gain on the sale of real estate of $3.9 million related to the disposition of three skilled nursing facilities.
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
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of investments made after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 that is not a direct result of investments made after January 1, 2012.

Rental Income
During the year ended December 31, 2013, we recognized $129.0 million of rental income compared to $101.7 million for the year ended December 31, 2012. The $27.2 million increase in rental income is due to an increase of $18.0 million from properties acquired after January 1, 2012 and an increase of $9.2 million due to straight-line rental income adjustments recognized on Genesis properties that did not have fixed rent escalators until December 2012 and therefore did not have straight-line rental income adjustments as of December 31, 2012. Under our original lease agreements with subsidiaries of Sun, the annual rent escalator was equal to the product of (a) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (b) the prior year's rent. Effective December 1, 2012 with the acquisition of Sun by Genesis, these lease agreements were amended to fix the annual rent escalators at 2.5%. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the year ended December 31, 2013, we recognized $5.8 million of interest and other income, which consisted primarily of interest income earned on our 10 loans receivable investments and preferred dividends on our two preferred equity investments. These investments had a combined book value of $185.3 million as of December 31, 2013. During the year ended December 31, 2012, we recognized $1.4 million of interest income, which consisted mostly of interest income earned on three loans receivable investments, one of which was repaid in November 2012 when we exercised our option to acquire the properties securing the loan. These investments had a combined book value of $12.0 million as of December 31, 2012.
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
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities. During the year ended December 31, 2013, general and administrative expenses were $16.4 million compared to $16.1 million for the year ended December 31, 2012. The $0.3 million net increase is primarily related to a $0.5 million net increase in payroll expenses, offset by a $0.2 million decrease in acquisition pursuit costs, from $1.7 million for the year ended December 31, 2012 to $1.5 million for the year ended December 31, 2013. The $0.5 million net increase in payroll expenses includes a $1.0 million increase in payroll expenses due in part to increased staffing and annual pay increases, offset by a $0.5 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $8.3 million for the year ended December 31, 2012 to $7.8 million for the year ended December 31, 2013, is primarily related to the change in our stock price during the year ended December 31, 2013 (an increase of $4.42 per share) compared to the year ended December 31, 2012 (an increase of $9.63 per share) associated with annual stock bonuses. We issued stock to employees who had elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense.
Impairment Charges
We did not recognize any impairment charges during the year ended December 31, 2013. During the year ended December 31, 2012, we recognized a $2.5 million impairment charge on one asset held for sale. The impairment charge was a result of the asset being held for sale and the resulting adjustment of its net book value to estimated fair value, less estimated costs to sell.
Loss on Extinguishment of Debt
During the year ended December 31, 2013, we recognized $10.1 million of loss on debt extinguishment. Of this amount, $9.8 million related to the redemption fee paid and the write-offs of deferred financing costs and issuance premium in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes and $0.3 million related to the write-offs of deferred financing costs in connection with amending and restating the Prior Revolving Credit Facility. During the year ended December 31, 2012, we recognized $2.7 million of debt extinguishment loss due to prepayment penalty fees and the write-offs of unamortized deferred financing costs and issuance premiums associated with mortgage debt refinancing.
Other Income (Expense)
During the year ended December 31, 2013, we recognized $0.8 million in other expense as a result of adjusting the fair value of our contingent consideration liability. Of this amount, $0.6 million was related to the acquisition of the Stoney River Marshfield facility and $0.2 million was related to the acquisition of the Forest Park - Frisco facility. During the year ended December 31, 2012, we recognized other income of $2.2 million related to the granting of a consent to our tenant to close the facility designated as held for sale.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt premiums/discounts), acquisition pursuit costs and changes in fair value of contingent consideration. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2014, 2013 and 2012, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to common stockholders	$36,710	$25,749	$19,513
Depreciation and amortization of real estate assets	43,332	33,281	30,263
Gain on sale of real estate	(3,914)	—	—
Impairment	—	—	2,481

FFO	76,128	59,030	52,257

Acquisition pursuit costs	3,095	1,455	1,654
Stock-based compensation expense	9,851	7,819	8,279
Straight-line rental income adjustments	(19,821)	(14,709)	(4,893)
Amortization of deferred financing costs	4,045	3,280	2,685
Amortization of debt premium and discounts	(10)	(671)	(347)
Change in fair value of contingent consideration	(1,560)	800	—
Non-cash portion of loss on extinguishment of debt	1,576	859	628
Non-cash interest income adjustments	325	79	24
Straight-line rental income provision	600	—	—
Write-off of straight-line rental income	2,994	—	—

AFFO	$77,223	$57,942	$60,287

FFO per diluted common share	$1.62	$1.55	$1.40

AFFO per diluted common share	$1.64	$1.51	$1.59

Weighted average number of common shares outstanding, diluted:
FFO	46,889,531	38,071,926	37,321,517

AFFO	47,147,722	38,364,727	37,829,421

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
Significant Items Included in Net Income Attributable to Common Stockholders:

•
During the year ended December 31, 2014, we incurred $22.5 million of loss on extinguishment of debt. This amount includes (i) $20.9 million in payments made to noteholders and legal fees for early redemption of the outstanding 2018 Notes and $0.8 million of write-offs associated with unamortized deferred financing and premium costs, (ii) $0.6 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing and (iii) $0.2 million related to the write-offs of deferred financing costs in connection with amending our Revolving Credit Facility. The entire $22.5 million of the loss on extinguishment of debt is included in FFO for the year ended December 31, 2014 and the $20.9 million early redemption premium and legal fees is included in AFFO for the year ended December 31, 2014.

•
During the year ended December 31, 2014, we recognized $1.6 million of other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties. See Note 3, “Recent Real Estate Acquisitions” and Note 4, “Real Estate Held for Investment” in the Notes to Consolidated Financial Statements for further details. This entire amount is included in FFO for the year ended December 31, 2014.

•
During the year ended December 31, 2014, we recognized $3.0 million of straight-line rental income write-offs, which is primarily due to a write-off related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity. This entire amount is included in FFO for the year ended December 31, 2014.

•
During the year ended December 31, 2014, we recognized $1.7 million of nonrecurring facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the year ended December 31, 2014.

•
During year ended December 31, 2013, we incurred $10.1 million of loss on extinguishment of debt. This amount includes $0.3 million related to write-offs of deferred financing costs in connection with amending our Revolving Credit Facility and $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. This entire amount of the loss on extinguishment of debt is included in FFO for the year ended December 31, 2013, and the $9.3 million early redemption premium is included in AFFO for the year ended December 31, 2013.

•
During year ended December 31, 2013, we incurred $0.8 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility and Forest Park - Frisco facility. This entire amount is included in FFO for the year ended December 31, 2013.

•
During the year ended December 31, 2012, we recognized other income of $2.2 million related to the granting of a consent to our tenant to close the facility designated as held for sale. This entire amount is included in FFO and AFFO for the year ended December 31, 2012.

•
During the year ended December 31, 2012, we incurred $2.7 million of loss on extinguishment of debt. The $2.7 million includes $0.7 million of debt extinguishment loss due to the write-offs of unamortized deferred financing costs and $2.0 million due to prepayment penalty fees related to the mortgage notes that were refinanced during the year ended December 31, 2012. This entire amount is included in FFO and AFFO for the year ended December 31, 2012.

Liquidity and Capital Resources
As of December 31, 2014, we had approximately $443.7 million in liquidity, consisting of unrestricted cash and cash equivalents of $61.7 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $382.0 million.
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
During the year ended December 31, 2014 we completed an underwritten public offering of $350.0 million aggregate principal amount of 2021 Notes on January 23, 2014, an underwritten public offering of 8.1 million newly issued shares of our common stock on May 12, 2014, resulting in net proceeds (before expenses) to us of $219.1 million, an underwritten public offering of 6.9 million newly issued shares of our common stock on October 3, 2014, resulting in net proceeds (before expenses) to us of $160.6 million, an underwritten public offering of an additional $150.0 million aggregate principal amount of 2021 Notes on October 10, 2014, and entered into the 2014 Sales Agreements (defined below) to establish the 2014 ATM Program (defined below) on December 1, 2014. See Note 7, “Debt,” and Note 10, “Equity,” in the Notes to Consolidated Financial Statements for additional information concerning these offerings.
The Revolving Credit Facility provides for a borrowing capacity of $650.0 million and provides an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. On October 10, 2014, the Operating Partnership exercised its option to convert $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan, subject to terms and conditions. Concurrent with the term loan conversion, we entered into a $200.0 million notional amount five-year interest rate cap contract that caps LIBOR at 2.0%.
On December 1, 2014, we entered into a sales agreement (the “2014 Sales Agreements”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, MLV & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $200.0 million from time to time through the Sales Agents (the “2014 ATM Program”). The 2014 Sales Agreements supersede and replace our previous sales agreements. During the quarter ended December 31, 2014, we sold 4.4 million shares, all under the 2014 ATM Program, for aggregate gross proceeds of $123.5 million before $2.5 million of commissions. As of December 31, 2014, we had $76.5 million available under the 2014 ATM Program.
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
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility, future borrowings or the proceeds from issuances of common stock (including through our 2014 ATM Program), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions.
Cash Flows from Operating Activities
Net cash provided by operating activities was $85.3 million for the year ended December 31, 2014. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest, early redemption payments on our outstanding debt and payment of general and administrative expenses. Net cash provided by operating activities during the year ended December 31, 2014, includes $20.9 million in payments made to noteholders and legal fees for early redemption of the then-outstanding 2018 Notes. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the year ended December 31, 2014, net cash used in investing activities was $826.5 million and consisted of $771.5 million used in the acquisition of 10 skilled nursing/transitional care facilities and 32 senior housing facilities, $66.4 million used to originate five loans receivable and provide additional funding for existing loans receivable, $15.5 million used for six preferred equity investments and $1.5 million used for tenant improvements, partially offset by $27.3 million in net proceeds from the sale of three real estate assets and a $1.1 million partial repayment of one loan receivable.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the year ended December 31, 2014, net cash provided by financing activities was $798.6 million and consisted of $499.3 million in proceeds from the January 2014 and October 2014 offerings of 2021 Notes and $510.1 million in net proceeds from the May 2014 and October 2014 equity offerings and shares sold through the 2013 ATM Program and 2014 ATM Program, partially offset by the redemption of $211.3 million in aggregate principal amount of the then-outstanding 2018 Notes, $81.5 million of dividends paid to stockholders, a net decrease in mortgage borrowings resulting from the repayment of $31.4 million in mortgage indebtedness and $19.1 million of payments for deferred financing costs primarily related to the issuance of the 2021 Notes and the Revolving Credit Facility. In addition, during the year ended December 31, 2014, we borrowed a net $132.5 million on our Revolving Credit Facility.
Loan Agreements
2021 Notes. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $350.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “Existing 2021 Notes”), providing net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (together with the Existing 2021 Notes, the “2021 Notes”), providing net proceeds of approximately $145.6 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%.
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Senior Notes”), providing net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses.
2018 Notes. On October 27, 2010 and July 26, 2012, the Issuers issued $225.0 million and $100.0 million aggregate principal amount of 8.125% senior unsecured notes due 2018 (the “2018 Notes”), respectively. Following two exchange offers, a redemption and a tender offer, the 2018 Notes were fully redeemed on February 11, 2014.
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the 2018 Notes, including information regarding restrictive covenants and events of default in the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2014, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
The Revolving Credit Facility provides for a borrowing capacity of $650.0 million and provides an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. The Operating Partnership also has an option to convert up to $200.0 million of the Revolving Credit Facility to a term loan subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, we entered into a $200.0 million notional amount five-year interest rate cap contract that caps LIBOR at 2.0%.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Revolving Credit Facility, including information regarding covenants contained in the Revolving Credit Facility. As of December 31, 2014, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.
Mortgage Indebtedness
Of our 160 properties held for investment, 14 are subject to mortgage indebtedness to third parties that, as of December 31, 2014, totaled approximately $124.0 million. As of December 31, 2014 and December 31, 2013, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at December 31, 2014	Maturity Date
Fixed Rate	$124,022	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	—	N/A
	$124,022	$141,328	3.96%

Capital Expenditures
For the years ended December 31, 2014, 2013 and 2012, our aggregate capital expenditures were $1.5 million, $0.8 million, and $1.0 million, respectively. The capital expenditures for the years ended December 31, 2014 and 2012 include $11,000 and $14,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $6.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $81.5 million on our common and preferred stock during the year ended December 31, 2014. On January 12, 2015, our board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on February 27, 2015 to stockholders of record as of February 13, 2015. Also, on January 12, 2015, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 27, 2015 to stockholders of record as of the close of business on February 13, 2015.
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

Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 160 real estate properties held for investment as of December 31, 2014 is diversified by location across 34 states.
As of December 31, 2014, our two largest tenants, Genesis and Holiday, represented 36.2% and 17.8%, respectively, of our annualized revenues. The obligations under both master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of December 31, 2014, 53.5% of our annualized revenues is derived from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of December 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2015	2016	2017	2018	2019	After 2019
Mortgage indebtedness(1)	$199,647	$7,171	$7,171	$7,171	$7,171	$7,171	$163,792
Revolving Credit Facility (2) (3)	78,796	2,921	2,929	2,921	70,025	—	—
Term loan (3)	217,020	4,605	4,618	4,605	203,192	—	—
Senior Notes(4)	1,116,147	37,171	37,171	37,171	37,171	37,171	930,292
Contingent consideration	3,900	—	—	3,900	—	—	—
Operating lease	91	91	—	—	—	—	—
Total	$1,615,601	$51,959	$51,889	$55,768	$317,559	$44,342	$1,094,084

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $75.6 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Subject to a one-year extension option.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $216.5 million
In addition to the above, we have committed to provide up to $90.8 million of funding related to four investments in loans receivable and two preferred equity investments. As of December 31, 2014, we had funded $69.8 million. The investments in loans receivable have maturity dates ranging from 2016 through 2018.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 3.0%. Our lease agreements with subsidiaries of Genesis provide for a fixed 2.5% annual rent escalator. Our lease agreements with subsidiaries of Holiday provide for a fixed 4.0% annual rent escalator in years 2 and 3 of the master lease and the greater of the Consumer Price Index and 3.5% thereafter.
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

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$40,850	$42,973	$43,984	$55,711
Net (loss) income attributable to common stockholders	(9,864)	12,241	14,643	19,690
Net (loss) income per common share-basic	(0.25)	0.28	0.31	0.36
Net (loss) income per common share-diluted	(0.25)	0.28	0.31	0.35

Other data
Cash flows provided by operations	$1,207	$27,714	$42,318	$14,098
Cash flows used in investing activities	(128,139)	(35,864)	(629,296)	(33,173)
Cash flows provided by financing activities	126,910	18,949	597,372	55,389

Weighted-average number of common shares outstanding, basic	38,968,403	43,655,292	47,359,949	55,232,721
Weighted-average number of common shares outstanding, diluted:
Net (loss) income and FFO	38,968,403	44,096,297	47,877,202	55,844,007
AFFO	39,795,847	44,335,381	48,038,179	56,002,777

FFO(1)	$(514)	$21,996	$24,405	$30,241
FFO per diluted common share(1)	(0.01)	0.50	0.51	0.54
AFFO(1)	324	23,527	24,622	28,750
AFFO per diluted common share(1)	0.01	0.53	0.51	0.51

Reconciliation of FFO and AFFO
Net (loss) income attributable to common stockholders	$(9,864)	$12,241	$14,643	$19,690
Add:
Depreciation of real estate assets	9,350	9,755	9,762	14,465
Gain on sale of real estate	—	—	—	(3,914)

FFO	(514)	21,996	24,405	30,241

Acquisition pursuit costs	392	187	2,038	478
Stock-based compensation	2,513	2,279	1,545	3,514
Straight-line rental income adjustments	(4,186)	(4,247)	(4,641)	(6,747)
Amortization of deferred financing costs	945	927	940	1,233
Amortization of debt premium and discounts	(33)	—	—	23
Change in fair value of contingent consideration	(300)	(660)	100	(700)
Non-cash portion of loss on extinguishment of debt	1,338	80	158	—
Non-cash interest income adjustments	70	70	77	108
Straight-line rental income provision	—	—	—	600
Write-off of straight-line rental income	99	2,895	—	—

AFFO	$324	$23,527	$24,622	$28,750

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$32,022	$32,275	$32,926	$37,557
Net income (loss) attributable to common stockholders	9,253	(3,185)	9,242	10,439
Net income (loss) per common share-basic	0.25	(0.09)	0.25	0.27
Net income (loss) per common share-diluted	0.25	(0.09)	0.24	0.27

Other data
Cash flows provided by operations	$21,603	$1,383	$26,225	$12,888
Cash flows used in investing activities	(15,311)	(19,270)	(2,791)	(260,137)
Cash flows provided by (used in) financing activities	30,172	57,092	(19,563)	154,916

Weighted-average number of common shares outstanding, basic	37,286,121	37,357,112	37,358,334	38,050,301
Weighted-average number of common shares outstanding, diluted:
Net income (loss)	37,739,964	37,357,112	37,828,573	38,680,409
FFO	37,739,964	37,834,496	37,828,573	38,680,409
AFFO	38,134,659	38,190,891	38,065,299	38,882,963

FFO(1)	$17,499	$5,037	$17,500	$18,994
FFO per diluted common share(1)	0.46	0.13	0.46	0.49
AFFO(1)	16,559	5,644	16,261	19,478
AFFO per diluted common share(1)	0.43	0.15	0.43	0.50

Reconciliation of FFO and AFFO
Net income (loss) attributable to common stockholders	$9,253	$(3,185)	$9,242	$10,439
Add:
Depreciation of real estate assets	8,246	8,222	8,258	8,555

FFO	17,499	5,037	17,500	18,994

Acquisition pursuit costs	197	229	281	748
Stock-based compensation	2,474	1,459	1,276	2,610
Straight-line rental income adjustments	(3,683)	(3,617)	(3,536)	(3,873)
Amortization of deferred financing costs	766	823	806	885
Amortization of debt premium and discounts	(199)	(202)	(134)	(136)
Change in fair value of contingent consideration	(500)	1,400	(300)	200
Non-cash portion of loss on extinguishment of debt	—	508	351	—
Non-cash interest income adjustments	5	7	17	50

AFFO	$16,559	$5,644	$16,261	$19,478

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs and non-cash interest income adjustments), non-cash expenses (including, but not limited to, stock-based compensation expense, amortization of deferred financing costs and amortization of debt premiums/discounts), acquisition pursuit costs and changes in fair value of contingent consideration, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations-Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of December 31, 2014, this indebtedness included $699.3 million aggregate principal amount of Senior Notes outstanding, $124.0 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, a $200.0 million term loan and $68.0 million outstanding under the Revolving Credit Facility. As of December 31, 2014, we had $268.0 million of outstanding variable rate indebtedness. In addition, as of December 31, 2014, we had $382.0 million available for borrowing under our Revolving Credit Facility.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of December 31, 2014, interest expense would increase by $2.7 million for the twelve months following December 31, 2014. As of December 31, 2014, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following December 31, 2014, interest expense on our variable rate debt would decrease by $0.5 million.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap or swap agreements. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan and, concurrent with that conversion, we entered into a $200.0 million notional amount five-year interest rate cap contract that caps LIBOR at 2.0%.
The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2014 based on the maturity dates (dollars in thousands):

	Maturity
	2015	2016	2017	2018	2019	Thereafter	Total Book Value (1)	Total Fair Value
Mortgage Indebtedness
Fixed rate	$2,823	$2,917	$3,013	$3,114	$3,218	$108,937	$124,022	$122,131
Weighted average effective interest rate	3.54%	3.55%	3.56%	3.56%	3.57%	3.81%	3.96%
Revolving Credit Facility	$—	$—	$—	$68,000	$—	$—	$68,000	$68,000
Weighted average effective interest rate	—%	—%	—%	2.27%	—%	—%	2.27%
Term Loan	$—	$—	$—	$200,000	$—	$—	$200,000	$200,000
Weighted average effective interest rate	—%	—%	—%	2.27%	—%	—%	2.27%
Senior Unsecured Notes	$—	$—	$—	$—	$—	$700,000	$700,000	$723,625
Weighted average effective interest rate	—%	—%	—%	—%	—%	5.47%	5.47%
(1) Total book value for Senior Notes does not include discount of $0.7 million as of December 31, 2014.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this 10-K. See also “Item 7. Management’s Discussion and Analysis—Quarterly Financial Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found in the About Sabra—Governance Documents section of our website at www.sabrahealth.com. Waivers from, and amendments to, our Code of Conduct and Ethics that apply to our directors, executive officers or persons performing similar functions will be timely posted in the About Sabra—Governance Documents section of our website at www.sabrahealth.com.

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-38	through	F-45	of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST
Ex.	Description

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

4.2.1
First Supplemental Indenture, dated May 23, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo National Bank Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 23, 2013).

4.2.2
Second Supplemental Indenture, dated January 8, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

4.2.3
Third Supplemental Indenture, dated January 23, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

4.2.4
Fourth Supplemental Indenture, dated April 30, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 5, 2014).

4.2.5
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

4.3	Form of 5.375% senior note due 2023 (included in Exhibit 4.2.1).

4.4	Form of 5.5% senior note due 2021 (included in Exhibit 4.2.3).

10.1
Tax Allocation Agreement, dated as of September 23, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-167040) filed by Sabra Health Care REIT, Inc. on September 24, 2010).

10.3
Form of Master Lease Agreement entered into between subsidiaries of SHG Services, Inc. (which has been renamed Sun Healthcare Group, Inc.) and subsidiaries of Sabra Health Care REIT, Inc. that, with certain exceptions, became effective as of the Company’s separation from Sun Healthcare Group, Inc. with respect to the 86 properties owned by subsidiaries of Sabra Health Care REIT, Inc. following the Company’s separation from Sun Healthcare Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

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

10.6
Guaranty of Master Lease, dated September 25, 2014, by Holiday AL Holdings LP in favor of Sabra Health Care Holdings III, LLC, Sabra Texas Holdings, L.P., Sabra Health Care Virginia II, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).

10.7
Limited Partnership Agreement of Sabra Health Care Limited Partnership, dated as of November 15, 2010 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-4 (File No. 333-171820) filed by the issuers and guarantors on January 21, 2011).

10.7.1
First Amendment to the Limited Partnership Agreement by Sabra Health Care REIT, Inc. and Sabra Health Care, LLC, dated March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

10.8
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

10.9
Loan Agreement, dated as of October 22, 2013, by and among Forest Park Realty Partners III, LP, BT Forest Park Realty Partners, LP, and Sabra Texas Holdings, L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 22, 2013).

10.10
Form of Indemnification Agreement entered into with each of the directors and officers of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.11+
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

10.13+
Employment Agreement, dated November 22, 2010, by and between Talya Nevo-Hacohen and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.14+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 2, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 25, 2014).

10.14.1+
Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (incorporated by reference to Exhibit 10.10.1 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.14.2+
Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (incorporated by reference to Exhibit 10.10.2 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.14.3+
Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (incorporated by reference to Exhibit 10.10.3 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.14.4+
Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors) (incorporated by reference to Exhibit 10.10.4 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.14.5+
Non-Employee Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.10.5 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.15+
Sabra Health Care REIT, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 (File No. 333-171350) filed by Sabra Health Care REIT, Inc. on December 22, 2010).

10.16+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 24, 2014 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 4, 2014).

10.17+	Sabra Health Care REIT, Inc. 2014 Bonus Plan (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 28, 2014).

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Sabra Health Care REIT, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sabra Health Care REIT, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 19, 2015

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Real estate investments, net of accumulated depreciation of $185,994 and $151,078 as of December 31, 2014 and 2013, respectively	$1,645,805	$915,418
Loans receivable and other investments, net	251,583	185,293
Cash and cash equivalents	61,793	4,308
Restricted cash	7,024	5,352
Prepaid expenses, deferred financing costs and other assets	98,687	63,252
Total assets	$2,064,892	$1,173,623

Liabilities
Mortgage notes	$124,022	$141,328
Revolving credit facility	68,000	135,500
Term loan	200,000	—
Senior unsecured notes	699,272	414,402
Accounts payable and accrued liabilities	31,775	22,229
Total liabilities	1,123,069	713,459

Commitments and contingencies (Note 16)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2014 and 2013	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 59,047,001 and 38,788,745 shares issued and outstanding as of December 31, 2014 and 2013, respectively	590	388
Additional paid-in capital	1,053,601	534,639
Cumulative distributions in excess of net income	(110,841)	(74,921)
Accumulated other comprehensive loss	(1,542)	—
Total Sabra Health Care REIT, Inc. stockholders' equity	941,866	460,164
Noncontrolling interests	(43)	—
Total equity	941,823	460,164
Total liabilities and equity	$2,064,892	$1,173,623
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$161,483	$128,988	$101,742
Interest and other income	22,035	5,792	1,428

Total revenues	183,518	134,780	103,170

Expenses:
Depreciation and amortization	43,332	33,281	30,263
Interest	46,958	40,460	34,335
General and administrative	29,339	16,423	16,104
Impairment	—	—	2,481

Total expenses	119,629	90,164	83,183

Other income (expense):
Loss on extinguishment of debt	(22,454)	(10,101)	(2,670)
Other income (expense)	1,560	(800)	2,196
Gain on sale of real estate	3,914	—	—

Total other income (expense)	(16,980)	(10,901)	(474)

Net income	46,909	33,715	19,513

Net loss attributable to noncontrolling interests	43	—	—

Net income attributable to Sabra Health Care REIT, Inc.	46,952	33,715	19,513

Preferred stock dividends	(10,242)	(7,966)	—

Net income attributable to common stockholders	$36,710	$25,749	$19,513

Net income attributable to common stockholders, per:

Basic common share	$0.79	$0.69	$0.53

Diluted common share	$0.78	$0.68	$0.52

Weighted average number of common shares outstanding, basic	46,351,544	37,514,637	37,061,111

Weighted average number of common shares outstanding, diluted	46,889,531	38,071,926	37,321,517

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$46,909	$33,715	$19,513
Other comprehensive loss:
Unrealized loss on cash flow hedge	(1,542)	—	—

Total comprehensive income	$45,367	$33,715	$19,513

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts

Balance, December 31, 2011	—	$—	36,891,712	$369	$344,995	$(18,791)	$—	$326,573	$—	$326,573
Net income	—	—	—	—	—	19,513	—	19,513	—	19,513
Amortization of stock-based compensation	—	—	—	—	8,817	—	—	8,817	—	8,817
Common stock issuance	—	—	207,497	2	49	—	—	51	—	51
Common dividends ($1.32 per share)	—	—	—	—	—	(49,466)	—	(49,466)	—	(49,466)
Balance, December 31, 2012	—	—	37,099,209	371	353,861	(48,744)	—	305,488	—	305,488

Net income	—	—	—	—	—	33,715	—	33,715	—	33,715
Amortization of stock-based compensation	—	—	—	—	8,707	—	—	8,707	—	8,707
Preferred stock issuance	5,750,000	58	—	—	138,192	—	—	138,250	—	138,250
Common stock issuance	—	—	1,689,536	17	33,879	—	—	33,896	—	33,896
Preferred dividends	—	—	—	—	—	(7,966)	—	(7,966)		(7,966)
Common dividends ($1.36 per share)	—	—	—	—	—	(51,926)	—	(51,926)	—	(51,926)
Balance, December 31, 2013	5,750,000	58	38,788,745	388	534,639	(74,921)	—	460,164	—	460,164

Net income	—		—	—	—	46,952	—	46,952	(43)	46,909
Other comprehensive loss	—	—	—	—	—	—	(1,542)	(1,542)	—	(1,542)
Amortization of stock-based compensation	—	—	—	—	11,234	—	—	11,234	—	11,234
Common stock issuance	—	—	20,258,256	202	507,728	—	—	507,930	—	507,930
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.51 per share)	—	—	—	—	—	(72,630)	—	(72,630)	—	(72,630)
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$46,909	$33,715	$19,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,332	33,281	30,263
Non-cash interest income adjustments	325	79	24
Amortization of deferred financing costs	4,045	3,280	2,685
Stock-based compensation expense	9,851	7,819	8,279
Amortization of premium	(10)	(671)	(347)
Loss on extinguishment of debt	1,576	859	628
Straight-line rental income adjustments	(19,821)	(14,709)	(4,893)
Provision for doubtful accounts	600	—	—
Impairment charge	—	—	2,481
Change in fair value of contingent consideration	(1,560)	200	—
Write-off of straight-line rental income	2,994	—	—
Gain on sale of real estate	(3,914)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,993)	(3,459)	(82)
Accounts payable and accrued liabilities	12,635	5,430	1,321
Restricted cash	(3,632)	(3,725)	(3,620)
Net cash provided by operating activities	85,337	62,099	56,252
Cash flows from investing activities:
Acquisitions of real estate	(771,479)	(125,955)	(205,424)
Origination and fundings of loans receivable	(66,397)	(165,960)	(22,180)
Preferred equity investments	(15,486)	(7,038)	—
Additions to real estate	(1,471)	(764)	(1,046)
Repayment of loans receivable	1,097	—	10,000
Net proceeds from sale of real estate	27,264	2,208	—
Net cash used in investing activities	(826,472)	(297,509)	(218,650)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	499,250	200,000	106,000
Principal payments on senior unsecured notes	(211,250)	(113,750)	—
Net proceeds (repayments) from revolving credit facility	132,500	43,000	92,500
Proceeds from mortgage notes	57,703	—	56,651
Principal payments on mortgage notes	(89,110)	(10,994)	(62,226)
Payments of deferred financing costs	(19,131)	(8,954)	(6,800)
Payment of contingent consideration	—	(1,300)	—
Issuance of preferred stock	—	138,249	—
Issuance of common stock	510,147	34,517	53
Dividends paid on common and preferred stock	(81,489)	(58,151)	(48,929)
Net cash provided by financing activities	798,620	222,617	137,249

Net increase (decrease) in cash and cash equivalents	57,485	(12,793)	(25,149)
Cash and cash equivalents, beginning of period	4,308	17,101	42,250

Cash and cash equivalents, end of period	$61,793	$4,308	$17,101
Supplemental disclosure of cash flow information:
Interest paid	$34,468	$38,541	$32,613

Supplemental disclosure of non-cash transactions:
Assumption of mortgage indebtedness	$14,102	$—	$—
Decrease in preferred equity investment/increase in loans receivable	$6,949	$—	$—
Decrease in loans receivables/increase in real estate	$16,832	$—	$—

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Old Sun”) and commenced operations on November 15, 2010, following the Company's separation from Old Sun (the “Separation Date”). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, investments in loans receivable and preferred equity investments.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
As of December 31, 2014, the Company determined it was the primary beneficiary of one senior housing facility and has consolidated the operations of the facility in the accompanying consolidated financial statements. As of December 31, 2014, the Company determined that operations of the facility were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2014 and 2013, none of the Company's investments in loans are accounted for as real estate joint ventures.

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
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the consolidated balance sheets, consolidated statements of income, consolidated statements of cash flows and footnote disclosures for all periods presented.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2014, 2013 and 2012, the Company acquired 42, 2, and 23 real estate properties, respectively, and expensed $3.1 million, $1.5 million and $1.7 million of acquisition pursuit costs, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the lesser of the lease term, the expected useful life of the asset on a straight-line basis and the remaining lease term of any property subject to a ground lease. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of lease intangibles are included in depreciation and amortization in the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years.
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the

Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded a $2.5 million impairment loss during the year ended December 31, 2012 related to one asset held for sale. The Company did not record any impairment losses on its real estate investments during the years ended December 31, 2014 or 2013.
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
The Company makes estimates of the collectibility of its tenant receivables related to base rents, straight-line rent and other revenues. When the Company analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The Company's collectibility estimates for straight-line rent revenues include an assessment at the individual or master lease level as well as at an overall portfolio level.
Assets Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “assets held for sale” for all periods presented in the accompanying consolidated financial statements. Mortgage notes payable and other liabilities related to real estate held for sale are classified as “liabilities related to assets held for sale” for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2014 and 2013, the Company did not have any assets held for sale.
Additionally, the Company records the operating results related to real estate that has been disposed of or classified as held for sale as discontinued operations for all periods presented if it represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
On December 31, 2014, the Company completed the sale of three skilled nursing facilities for $27.3 million. The carrying values of the assets and liabilities of these facilities was $23.4 million, which resulted in a $3.9 million gain. The sales of these facilities did not meet the criteria set forth in the newly-adopted guidance for reporting discontinued operations (See “Recently Issued Accounting Standards Update.”) As such, the results of operations attributable to these three facilities have remained in continuing operations. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $2.3 million (excluding the gain on sale), $2.3 million and $1.4 million of net income, respectively, from these facilities.
Loans Receivable and Interest Income
Loans Receivable
The Company’s loans receivable are recorded at amortized cost on the accompanying consolidated balance sheets. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
The Company reviews on a quarterly basis credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The Company’s loans receivable are evaluated for impairment at each balance sheet date.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by the Company or the Company’s expectation that it will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan. As of December 31, 2014 and 2013, all of the Company’s loans were performing and none were considered to be impaired.
Interest Income
Interest income on the Company’s loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines that the collection of interest according to the contractual terms of the loan is probable, the Company will resume the accrual of interest. As of December 31, 2014 and 2013, no loan investments have been placed on nonaccrual status.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2014. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits all funds.
Restricted Cash
Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts to the tenants and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet. As of December 31, 2014 and 2013, restricted cash totaled $7.0 million and $5.4 million, respectively, and restricted cash obligations totaled $4.9 million and $3.5 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees and its non-employee directors are recognized in the statements of income based on their estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on the Company's estimate of the ultimate value of such award after considering the Company's expectations of future performance.
Deferred Financing Costs
Deferred financing costs representing fees paid to third parties to obtain financing are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2014 and 2013, the Company’s deferred financing costs were included in prepaid expenses, deferred financing costs and other assets on the accompanying consolidated balance sheets and totaled $25.8 million and $15.4 million, respectively, net of amortization.
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
In 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance impacting ASC Topic 740, Income Taxes, which requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. The guidance became effective for fiscal years beginning after December 15, 2013 and allows for either prospective or retroactive adoption. The Company elected to adopt the new guidance on a retroactive basis; however, the Company did not appropriately adopt the standard until December 31, 2014. Accordingly, the tax liability of $24.2 million previously reflected on the consolidated balance sheet is now fully offset by the net operating loss deferred tax asset of $24.2 million. There are no other financial statement line items or footnote disclosures impacted by the adoption of this standard. Management evaluated the impact on the financial statements for the periods ended March 31, June 30 and September 30, 2014 and concluded that such previously issued financial statements are not materially misstated.
Derivative Instruments
To manage interest rate risk related to its variable-rate borrowings, the Company purchased an interest rate cap, effective on October 10, 2014, which under GAAP is considered a derivative instrument. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception the Company must make an assessment that the transaction that the Company intends to hedge is probable of occurring and this assessment must be updated each reporting period. Based on the Company’s assessment, the interest rate cap at inception met, and continues to meet, the requirements for hedge accounting.
The Company records the interest rate cap at fair value on the accompanying consolidated balance sheets. The change in fair value of the effective portion of the interest rate cap is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. If the Company’s interest rate cap were to no longer qualify for hedge accounting, changes in the fair value of the interest rate cap would be recognized in earnings.
The Company formally documented the relationship between the interest rate cap and the variable-rate borrowings the interest rate cap was intended to hedge, as well as its risk-management objectives and strategy for undertaking this hedge transaction. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the interest rate cap is highly effective in its hedging objectives. If it is determined that the interest rate cap ceases to be highly effective as a hedge, or that it is probable the underlying transaction will not occur or is not expected to continue occurring, the Company would discontinue hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the interest rate cap.
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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 13, “Earnings Per Common Share” to the Consolidated Financial Statements.
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

Recently Issued Accounting Standards Update
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. ASU No. 2014-08 is effective for public entities for interim and annual periods beginning after December 15, 2014 with early adoption permitted. The Company adopted ASU 2014-08 on October 1, 2014 on a prospective basis.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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

3.	RECENT REAL ESTATE ACQUISITIONS
During the year ended December 31, 2014, the Company acquired 10 skilled nursing/transitional care facilities and 32 senior housing facilities. During the year ended December 31, 2013, the Company acquired one senior housing facility and one acute care hospital. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013
Land	$66,688	$5,563
Building and Improvements	725,822	114,666
Tenant Origination and Absorption Costs	9,546	2,196
Tenant Relationship	3,612	349

Total Consideration	$805,668	$122,774

In connection with the acquisitions during the year ended December 31, 2014, the Company assumed a HUD-insured mortgage with an outstanding principal balance of approximately $14.1 million and an annual interest rate of 4.84%.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 13 years and 23 years, respectively.
For the year ended December 31, 2014, the Company recognized $23.7 million and $12.9 million of total revenues and net income attributable to common stockholders, respectively, from these properties.

Holiday Portfolio
On September 25, 2014, the Company acquired a portfolio of 21 independent living facilities (the “Holiday Portfolio”), located in 15 states, from affiliates of Holiday Acquisition Holdings Corp. (“Holiday”) for a total cash purchase price of $550.0 million. Concurrently with the acquisition, certain wholly owned subsidiaries of the Company entered into a triple-net master lease agreement with certain wholly owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday Tenant”), an affiliate of Holiday. The master lease has an initial term of 15 years with two five-year renewal options and provides for base rent in the first year of approximately $30.3 million, with annual rent increases of 4.0% in years two and three and the greater of 3.5% or the change in the Consumer Price Index during the remainder of the lease term. The master lease is expected to generate annual lease revenues determined in accordance with GAAP of $39.3 million.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,336	$851,252	$(151,978)	$699,274
Senior Housing	55	5,258	804,475	(22,487)	781,988
Acute Care Hospitals	2	124	175,807	(11,324)	164,483

	160	16,718	1,831,534	(185,789)	1,645,745
Corporate Level			265	(205)	60
			$1,831,799	$(185,994)	$1,645,805
As of December 31, 2013

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	96	10,826	$737,188	$(132,068)	$605,120
Senior Housing	23	1,518	153,247	(13,337)	139,910
Acute Care Hospitals	2	124	175,807	(5,520)	170,287
	121	12,468	1,066,242	(150,925)	915,317
Corporate Level			254	(153)	101
			$1,066,496	$(151,078)	$915,418

	December 31, 2014	December 31, 2013
Building and improvements	$1,551,548	$879,926
Furniture and equipment	82,812	50,567
Land improvements	3,646	4,392
Land	193,793	131,611
	1,831,799	1,066,496
Accumulated depreciation	(185,994)	(151,078)
	$1,645,805	$915,418
Contingent Consideration Liability
On February 14, 2014, the Company acquired four skilled nursing facilities and two senior housing facilities for $90.0 million. The Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the Company's entry into the master lease. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of December 31, 2014, based on the potential future performance of the facilities, the contingent consideration liability is estimated at $3.9 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. During the year ended December 31, 2014, the Company recorded an adjustment to increase the contingent consideration liability by $0.7 million and included this amount in other income (expense) on the accompanying consolidated statements of income.
On October 22, 2013, the Company purchased one acute care hospital for $119.8 million, of which approximately $10.5 million was to be held in escrow for up to 20 months. The amount ultimately released from escrow is contingent on the tenant achieving certain performance hurdles. The seller will be paid a fee of $0.5 million per annum during the escrow period. As of October 22, 2013, the amount the Company expected to release from escrow was valued at $7.3 million and is treated as contingent consideration. During the second quarter of 2014, $5.3 million was released from escrow to the seller as a result of the facility achieving certain of its performance hurdles. The remaining $5.2 million remains in escrow with its release contingent on the facility meeting additional performance hurdles and is included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. As of December 31, 2014, based on the performance of the facility the contingent consideration liability is estimated at zero. During the year ended December 31, 2014, the Company recorded an adjustment to the contingent consideration liability of $2.3 million and reduced its liability to $0. The adjustment is included in other income (expense) on the accompanying consolidated statements of income.
Operating Leases
As of December 31, 2014, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from two to 18 years. As of December 31, 2014, the leases had a weighted-average remaining term of 11 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $0.4 million and $1.6 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, 81 of the Company’s 160 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of December 31, 2014, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2015	$175,839
2016	180,879
2017	185,729
2018	190,587
2019	196,137
Thereafter	1,236,968

$2,166,139

5.	TENANT ORIGINATION AND ABSORPTION COSTS AND TENANT RELATIONSHIP ASSETS
As of December 31, 2014 and 2013, the Company’s tenant origination and absorption costs and tenant relationship assets were as follows (in thousands):

	Tenant Origination and Absorption Costs		Tenant Relationship
	December 31,
	2014	2013	2014	2013
Cost	$17,621	$8,884	$5,341	$1,900
Accumulated amortization	(1,576)	(837)	(225)	(106)

Net amount	$16,045	$8,047	$5,116	$1,794
Decreases in net income as a result of amortization of the Company’s tenant origination and absorption costs and tenant relationship assets for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Tenant Relationship
	For the Year Ended December 31,
	2014	2013	2012	2014	2013	2012

Amortization	$(1,109)	$(493)	$(269)	$(192)	$(68)	$(31)
 The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2014 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Tenant Relationship

2015	$1,293	$229
2016	1,293	229
2017	1,293	229
2018	1,293	229
2019	1,293	229
Thereafter	9,580	3,971

	$16,045	$5,116

Weighted-Average Remaining Amortization Period	13.1 years	22.7 years

6.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2014 and 2013, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of December 31, 2014	Book Value as of December 31, 2014	Book Value as of December 31, 2013	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing / Acute Care Hospital	$144,033	$144,383	$149,450	8.3%	8.2%	10/13/15 - 1/31/18
Construction	3	Acute Care Hospital / Senior Housing	65,242	65,525	14,283	7.5%	7.4%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	21,432	21,491	12,410	11.3%	11.1%	6/27/15 - 8/31/17
Pre-development	5	Senior Housing	3,652	3,777	1,366	9.0%	7.8%	8/16/15 - 9/09/17
	14		234,359	235,176	177,509	8.3%	8.2%

Other Investments:
Preferred Equity	6	Skilled Nursing/Senior Housing	16,125	16,407	7,784	12.5%	12.4%	N/A

Total	20		$250,484	$251,583	$185,293	8.6%	8.5%

Onion Creek Option Exercise
On October 21, 2014, the Company exercised its option to purchase one skilled nursing facility securing a related mortgage loan for $14.0 million. At the closing of the acquisition, $11.0 million of the sales proceeds were used to repay a portion of the mortgage loan, resulting in the Company funding an additional $3.0 million for the acquisition.
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

7.	DEBT
Mortgage Indebtedness

The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2014	Book Value as of December 31, 2013	Weighted Average Effective Interest Rate at December 31, 2014	Maturity Date
Fixed Rate	$124,022	$54,688	3.96%	May 2031 - August 2051
Variable Rate	—	86,640	—	N/A
	$124,022	$141,328	3.96%
Mortgage Debt Refinancing. On January 21, 2014, the Company refinanced $44.8 million of existing variable rate mortgage indebtedness due August 2015 with mortgages guaranteed by the United States Department of Housing and Urban Development (“HUD”) at an interest rate of 4.25% with maturities between 2039 and 2044. In addition, on April 8, 2014, the Company refinanced $11.6 million of variable rate mortgage indebtedness that was previously repaid with funds from its Revolving Credit Facility (defined below). This new $11.6 million mortgage loan is guaranteed by HUD, has an interest rate of 4.10% and matures in 2044. In connection with these refinancings, the Company wrote off $0.5 million in unamortized deferred financing costs during the year ended December 31, 2014 and included this amount in loss on extinguishment of debt on the accompanying consolidated statements of income.
Mortgage Debt Repayment. On May 1, 2014, the Company repaid $29.8 million of existing variable rate mortgage indebtedness, having an interest rate of 5.0% per annum, with proceeds from its Revolving Credit Facility. In connection with this repayment, the Company wrote off $0.1 million in unamortized deferred financing costs during the year ended December 31, 2014 and included this amount in loss on extinguishment of debt on the accompanying consolidated statements of income.
Senior Unsecured Notes
 5.5% Notes due 2021. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten offering of $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “Existing 2021 Notes”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. A portion of these proceeds was used to (i) fund a tender offer for the then-outstanding 2018 Notes, (ii) fund the redemption price for then-outstanding 2018 Notes that were not retired in the tender offer, (iii) acquire a portfolio of six senior housing campuses, and (iv) repay $4.5 million outstanding under the Prior Revolving Credit Facility as of December 31, 2013. On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 5.5% senior unsecured notes , which are treated as a single class with, and have the same terms as, the Existing 2021 Notes (the additional notes and the Existing 2021 Notes, together, the “2021 Notes”). The notes were issued at 99.5% providing net proceeds of approximately $145.6 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%. The Company used the proceeds from this offering to repay borrowings outstanding under the Revolving Credit Facility. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
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
8.125% Notes due 2018. On October 27, 2010 and July 26, 2012, the Issuers issued $225.0 million and $100.0 million aggregate principal amount of 8.125% senior unsecured notes due 2018 (the “2018 Notes”), respectively. Pursuant to exchange offers completed on March 14, 2011 and November 14, 2012, the Issuers exchanged the 2018 Notes that were issued in October 2010 and July 2012 for substantially identical 2018 Notes registered under the Securities Act of 1933, as amended. The 2018 Notes accrued interest at a rate of 8.125% per annum payable semiannually on May 1 and November 1 of each year.
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
On January 8, 2014, the Company commenced a cash tender offer with respect to any and all of the outstanding $211.3 million of the 2018 Notes. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the 2018 Notes Indenture, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in $21.7 million of tender offer and redemption related costs and write-offs for the year ended December 31, 2014, including $20.9 million in payments made to noteholders and legal fees for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying consolidated statements of income.
The obligations under the 2021 Notes and 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 14, “Summarized Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of December 31, 2014.

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
While the Prior Revolving Credit Facility was secured by pledges of equity by the Company’s wholly owned subsidiaries that own certain of the Company's real estate assets, the Revolving Credit Facility is unsecured. The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018, and includes a one year extension option. As of December 31, 2014, there was $68.0 million outstanding under the Revolving Credit Facility and $382.0 million available for borrowing.
In connection with the Revolving Credit Facility, the Company wrote off $0.2 million of unamortized deferred financing costs during the year ended December 31, 2014. These amounts are included in loss on extinguishment of debt on the accompanying consolidated statements of income.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement for the Revolving Credit Facility, and will range from 2.00% to 2.60% per annum for LIBOR based borrowings and 1.00% to 1.60% per annum for borrowings at the Base Rate. As of December 31, 2014, the interest rate on the Revolving Credit Facility was 2.27%. In addition, the Operating Partnership is required to pay an unused fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the year ended December 31, 2014, the Company incurred $3.3 million in interest expense on amounts outstanding under the Revolving Credit Facility and $1.4 million of unused facility fees.
In the event that Sabra achieves at least two investment grade ratings from S&P, Moody’s and/or Fitch, the Operating Partnership can elect to reduce the applicable percentage for LIBOR or Base Rate borrowings. If the Operating Partnership makes this election, the applicable percentage for borrowings will vary based on the Debt Ratings at each Pricing Level, as defined in the credit agreement for the Revolving Credit Facility, and will range from 0.90% to 1.70% per annum for LIBOR based borrowings and 0.00% to 0.70% per annum for borrowings at the Base Rate. In addition, should the Operating Partnership elect this option, the unused fee will no longer apply and a facility fee ranging between 0.125% and 0.300% per annum will take effect based on the borrowing capacity regardless of amounts outstanding under the Revolving Credit Facility.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Revolving Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2014, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Interest Expense
During the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense of $47.0 million, $40.5 million and $34.3 million, respectively. Included in interest expense for the years ended December 31, 2014, 2013 and 2012, was $4.0 million, $3.3 million and $2.7 million, respectively, of deferred financing costs amortization. As of

December 31, 2014 and 2013, the Company had $13.2 million and $4.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2014 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Revolving Credit Facility and Term Loan (2)	Total
2015	$2,823	$—	$—	$2,823
2016	2,917	—	—	2,917
2017	3,013	—		3,013
2018	3,114	—	268,000	271,114
2019	3,218	—	—	3,218
Thereafter	108,937	700,000	—	808,937
	$124,022	$700,000	$268,000	$1,092,022

(1) Outstanding principal balance for Senior Notes does not include discount of $0.7 million as of December 31, 2014.
(2) Subject to a one-year extension option.

8.	DERIVATIVE INSTRUMENTS
The Company purchased an interest rate cap for $6.2 million, which was effective October 10, 2014, to hedge the future payments on the first $200.0 million of variable rate borrowings for a period of time from October 10, 2014 through September 10, 2019. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its earnings objectives. The Company does not enter into the derivatives for speculative purposes.
At inception, the interest rate cap was deemed to be highly effective in achieving offsetting cash flows attributable to the variability in the interest rate during the term of the hedge. As of December 31, 2014, the Company had over $200.0 million of variable rate borrowings and the interest rate cap was deemed to be highly effective. During the year ended December 31, 2014, the Company recorded a $1.5 million fair value adjustment related to the interest rate cap and included this amount in unrealized loss on cash flow hedge on the accompanying consolidated statements of comprehensive income. As of December 31, 2014, the fair value of the interest rate cap was $4.6 million and this amount is included in prepaid expenses, deferred financing costs and other assets on the accompanying consolidated balance sheets. Approximately $24,000 of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
The following table illustrates the effect on the fair value of the interest rate cap as a result of movements in the interest rate market (dollars in thousands):

Effects of Change in Interest Rates
+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
$2,546	$(2,051)	$5,521	$(3,535)

9.FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, the Revolving Credit Facility and Term Loan are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:

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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The Company estimates the fair value of derivative instruments, including interest rate cap, using the assistance of a third party using level two inputs which includes forward yield curves and other relevant information. As such, the Company classifies these inputs as Level 2 inputs.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2014 and December 31, 2013 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2014			December 31, 2013
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$234,359	$235,176	$234,227	$176,558	$177,509	$176,985
Preferred equity investments	16,125	16,407	17,115	7,695	7,784	7,950
Financial liabilities:
Senior Notes	700,000	699,272	723,625	411,250	414,402	421,122
Mortgage indebtedness	124,022	124,022	122,131	141,328	141,328	130,622

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of December 31, 2014 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$234,227	$—	$—	$234,227
Preferred equity investments	17,115	—	—	17,115
Financial liabilities:
Senior Notes	723,625	—	723,625	—
Mortgage indebtedness	122,131	—	—	122,131
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

During the year ended December 31, 2014, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Interest rate cap	$4,618	$—	$4,618	$—
Contingent consideration liability	3,900	—	—	3,900
The Company’s contingent consideration liability is the result of two acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration liability, the Company used significant inputs not observable in the market to estimate the liability. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios. As of December 31, 2014, the total contingent consideration liability was valued at $3.9 million. The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs:

Balance as of December 31, 2012	$1,300
New contingent liability	7,300
Increase in contingent liability	800
Payment of contingent liability	(1,900)
Balance as of December 31, 2013	$7,500

New contingent liability	$3,200
Decrease in contingent liability	(1,560)
Payment of contingent liability	(5,240)
Balance as of December 31, 2014	$3,900
A corresponding amount equal to the decrease in contingent consideration liability was included as other income on the accompanying consolidated statements of income for the year ended December 31, 2014.

10.	EQUITY
Preferred Stock
On March 21, 2013, the Company completed an underwritten public offering of 5.8 million shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share, pursuant to an effective registration statement. The Company received net proceeds of $138.3 million from the offering, after deducting underwriting discounts and other offering expenses. The Company classified the par value as preferred equity on its consolidated balance sheets with the balance of the liquidation preference, net of any issuance costs, recorded as an increase in paid-in capital.
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At December 31, 2014, there were no dividends in arrears.
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
Common Stock
On May 12, 2014, the Company completed an underwritten public offering of 8.1 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share. A portion of these proceeds was used to repay borrowings outstanding under the Prior Revolving Credit Facility.
On October 3, 2014, the Company completed an underwritten public offering of 6.9 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $160.6 million from the offering, after giving effect to the issuance and sale of all 6.9 million shares of common stock (which included 0.9 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $24.25 per share. These proceeds were used to repay borrowings outstanding under the Revolving Credit Facility.
 At-The-Market Common Stock Offering Program (“ATM Program”)
On December 1, 2014, the Company entered into a sales agreement (the “2014 Sales Agreements”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, MLV & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of its common stock, $0.01 par value per share, having aggregate gross proceeds of up to $200.0 million from time to time through the Sales Agents (the “2014 ATM Program”).
Pursuant to the terms of the 2014 Sales Agreements, the shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with the Company's prior consent, the Sales Agents may also sell shares in privately negotiated transactions. The Company will pay each Sales Agent a commission equal to 2% of the gross proceeds from the sales of shares sold pursuant to the applicable 2014 Sales Agreement. The offering of shares pursuant to any 2014 Sales Agreement will terminate upon the earlier of (i) the sale of the maximum aggregate amount of shares subject to the 2014 Sales Agreements, or (ii) termination of such 2014 Sales Agreement as permitted therein. The Company is not obligated to sell and the Sales Agents are not obligated to buy or sell any shares under the 2014 Sales Agreements.
The 2014 Sales Agreements supersede and replace the sales agreements previously entered into by the Company on March 18, 2013 with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC (the “2013 Sales Agreements”), which were terminated prior to entry into the 2014 Sales Agreements. During the term of the 2013 Sales Agreements, the Company sold 2.0 million shares of our common stock through or to the sales agents party thereto for aggregate gross proceeds of $55.2 million and net proceeds of $54.1 million after commissions and other transaction costs (the “2013 ATM Program”).
During the year ended December 31, 2014, the Company sold 5.0 million shares of its common stock under the 2013 ATM Program and the 2014 ATM Program, at an average price of $28.18 per share, generating gross proceeds of approximately $140.4 million, before $2.8 million of commissions. During the year ended December 31, 2013, the Company sold 1.4 million shares of its common stock under the 2013 ATM Program, at an average price of $27.01 per share, generating gross proceeds of approximately $38.3 million, before $0.7 million of commissions.
Other Common Stock Issuances
The following is a summary of the Company’s other common stock issuances during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Exercise of stock options	11,515	33,935
Vesting of common stock units	315,117	239,088
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right, at its option, to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the year ended December 31, 2014, pursuant to advance elections made by certain participants, the Company incurred $8.1 million in tax withholding obligations that were satisfied through a reduction in the number of shares delivered to those participants.

11.	STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company effective as of November 15, 2010 in connection with the Company's separation from Old Sun and amended and restated in June 2013. The 2009 Performance Incentive Plan provides for the granting of stock-based compensation, including stock options, time-based stock units, funds from operations-based stock units ("FFO Units"), relative total stockholder return-based stock units ("TSR Units") and performance based restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company.
Stock Options
A summary of the option activity is presented in the following table (dollars in thousands, except per share amounts):

	Range of Per Share Exercise Price	Shares Under Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	$17.17 - $17.31	64,286	$17.22	2.9	$574
Granted	—	—	—
Exercised	$17.17 - $17.31	(64,286)	17.22
Forfeited	—	—	—

Outstanding as of December 31, 2014	N/A	—	$—	N/A	$—

The total intrinsic value of stock options exercised was $0.7 million, $1.8 million and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. The Company received $0.5 million for the stock options exercised during the year ended December 31, 2012. The exercise price for the stock options exercised during the years ended December 31, 2014 and 2013 was paid through the withholding of shares. The total fair value of stock options that vested during the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.3 million and $0.6 million, respectively.
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

The following table summarizes additional information concerning restricted stock units at December 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2013	664,214	$19.39
Granted	346,281	25.88
Vested	(485,436)	19.73
Dividends reinvested	37,367	19.55

Unvested as of December 31, 2014	562,426	$23.26

As of December 31, 2014, the weighted average remaining vesting period of restricted stock units was 2.4 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2014, 2013 and 2012 was $25.88, $18.52 and $18.34, respectively. The total fair value of units vested during the years ended December 31, 2014, 2013 and 2012 was $9.6 million, $10.7 million and $2.1 million, respectively.
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

	2014	2013	2012
Risk Free Interest Rate	1.07% - 1.09%	0.37% - 0.67%	0.38% - 0.40%
Expected Stock Price Volatility	24.14% - 24.22%	33.36% - 36.11%	36.41% - 48.05%
Expected Service Period	3.0 years	3.0 years	3.0 years
Expected Dividend Yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2014, 2013 and 2012, the Company recognized $9.9 million, $7.8 million and $8.3 million, respectively, of stock-based compensation expense. As of December 31, 2014, there was $8.2 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant's eligible compensation. During the years ended December 31, 2014, 2013 and 2012, the Company's matching contributions were approximately $51,000, $44,000 and $25,000, respectively.

12.	INCOME TAXES
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011 and, therefore, the Company did not incur any income tax expense during the years ended December 31, 2014, 2013 and 2012. Taxable income generated during the period preceding this election is subject to federal and state income taxes.
The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elected to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the Company's separation from Old Sun during the first ten years following the election to be taxed as a REIT. As of January 1, 2011, the built-in-gains tax associated with the Company’s properties totaled approximately $145.8 million assuming a 40% corporate tax rate. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.

The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at December 31, 2012	$24,212

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2013 tax positions	—

Balance at December 31, 2013	$24,212

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2014 tax positions	—

Balance at December 31, 2014	$24,212

The Company does not anticipate that the balance in unrecognized tax benefits will change materially in fiscal year 2015. During the period from the Separation Date through December 31, 2014, neither the Company nor its subsidiaries were assessed interest or penalties by any major tax jurisdictions. There would be no effect on the Company’s tax rate if the unrecognized tax benefits were to result in additional taxes owed due to the availability of net operating loss (“NOL”) carryforwards. The NOL carryforwards are recorded as deferred tax assets and have expiration dates from 2019 through 2027. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2011. However, the years before 2011 remain open to adjustment by the taxing authorities due to net operating losses being carried forward into open tax years. For the years before 2009, these jurisdictions can, however, adjust NOL carryforwards from earlier years.

13.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator
Net income attributable to common stockholders	$36,710	$25,749	$19,513

Denominator
Basic weighted average common shares and common equivalents	46,351,544	37,514,637	37,061,111
Dilutive stock options and restricted stock units	537,987	557,289	260,406

Diluted weighted average common shares	46,889,531	38,071,926	37,321,517

Net income attributable to common stockholders, per:

Basic common share	$0.79	$0.69	$0.53

Diluted common share	$0.78	$0.68	$0.52
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the years ended December 31, 2014, 2013 and 2012, approximately 54,000, 46,000 and 27,000 restricted stock units, respectively, were not included because they were anti-dilutive. During the year ended December 31, 2012, approximately 60,000 stock options were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the years ended December 31, 2014 and 2013.

14.SUMMARIZED CONSOLIDATING INFORMATION
In connection with the offerings of the Senior Notes by the Issuers, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes, subject to release under certain customary circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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
The Guarantors were also subject to the guarantees described above while the 2018 Notes were outstanding, but such guarantees were released following the redemption of all of the remaining 2018 Notes in the first quarter of the year ended December 31, 2014. As of December 31, 2014, no 2018 Notes were outstanding.
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
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$60	$—	$1,505,974	$139,771	$—	$1,645,805
Loans receivable and other investments, net	—	—	251,583	—	—	251,583
Cash and cash equivalents	58,799	—	—	2,994	—	61,793
Restricted cash	—	—	160	6,864	—	7,024
Prepaid expenses, deferred financing costs and other assets	586	27,803	62,325	7,973	—	98,687
Intercompany	444,499	757,676	—	—	(1,202,175)	—
Investment in subsidiaries	447,916	642,611	25,057	—	(1,115,584)	—
Total assets	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892
Liabilities
Mortgage notes	$—	$—	$—	$124,022	$—	$124,022
Revolving credit facility	—	68,000	—	—	—	68,000
Term loan	—	200,000	—	—	—	200,000
Senior unsecured notes	—	699,272	—	—	—	699,272
Accounts payable and accrued liabilities	9,994	12,902	7,422	1,457	—	31,775
Intercompany	—	—	1,198,779	3,396	(1,202,175)	—
Total liabilities	9,994	980,174	1,206,201	128,875	(1,202,175)	1,123,069

Total Sabra Health Care REIT, Inc. stockholders' equity	941,866	447,916	638,898	28,770	(1,115,584)	941,866
Noncontrolling interests	—	—	—	(43)	—	(43)
Total equity	941,866	447,916	638,898	28,727	(1,115,584)	941,823
Total liabilities and equity	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$101	$—	$751,771	$163,546	$—	$915,418
Loans receivable and other investments, net	—	—	185,293	—	—	185,293
Cash and cash equivalents	3,551	—	—	757	—	4,308
Restricted cash	—	—	121	5,231	—	5,352
Prepaid expenses, deferred financing costs and other assets	1,217	9,207	46,694	6,134	—	63,252
Intercompany	333,125	270,194	—	42,637	(645,956)	—
Investment in subsidiaries	128,640	267,505	25,205	—	(421,350)	—
Total assets	$466,634	$546,906	$1,009,084	$218,305	$(1,067,306)	$1,173,623
Liabilities
Mortgage notes	$—	$—	$—	$141,328	$—	$141,328
Secured revolving credit facility	—	—	135,500	—	—	135,500
Senior unsecured notes	—	414,402	—	—	—	414,402
Accounts payable and accrued liabilities	6,470	3,864	11,008	887	—	22,229
Intercompany	—	—	645,956	—	(645,956)	—
Total liabilities	6,470	418,266	792,464	142,215	(645,956)	713,459
Total equity	460,164	128,640	216,620	76,090	(421,350)	460,164
Total liabilities and equity	$466,634	$546,906	$1,009,084	$218,305	$(1,067,306)	$1,173,623

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$142,249	$19,234	$—	$161,483
Interest and other income	9	—	19,357	2,669	—	22,035
Total revenues	9	—	161,606	21,903	—	183,518
Expenses:
Depreciation and amortization	52	—	37,645	5,635	—	43,332
Interest	—	37,129	4,642	5,187	—	46,958
General and administrative	18,522	2	8,555	2,260	—	29,339
Total expenses	18,574	37,131	50,842	13,082	—	119,629

Other income (expense):
Loss on extinguishment of debt	—	(21,846)	(472)	(136)	—	(22,454)
Other income	—	—	1,560	—	—	1,560
Gain on sale of real estate	—	—	3,914	—	—	3,914

Total other income (expense)	—	(21,846)	5,002	(136)	—	(16,980)

Income in subsidiary	65,517	124,494	5,698	—	(195,709)	—

Net income	46,952	65,517	121,464	8,685	(195,709)	46,909

Net loss attributable to noncontrolling interest	—	—	—	43	—	43

Net income attributable to Sabra Health Care REIT, Inc.	46,952	65,517	121,464	8,728	(195,709)	46,952

Preferred dividends	(10,242)	—	—	—	—	(10,242)

Net income attributable to common stockholders	$36,710	$65,517	$121,464	$8,728	$(195,709)	$36,710

Net income attributable to common stockholders, per:
Basic common share						$0.79
Diluted common share						$0.78
Weighted-average number of common shares outstanding, basic						46,351,544
Weighted-average number of common shares outstanding, diluted						46,889,531

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$99,711	$29,277	$—	$128,988
Interest and other income	86	—	5,706	—	—	5,792
Total revenues	86	—	105,417	29,277	—	134,780
Expenses:
Depreciation and amortization	51	—	25,664	7,566	—	33,281
Interest	—	28,767	4,444	7,249	—	40,460
General and administrative	15,040	4	1,294	85	—	16,423
Total expenses	15,091	28,771	31,402	14,900	—	90,164

Other income (expense):
Loss on extinguishment of debt	—	(9,750)	(351)	—	—	(10,101)
Other (expense) income	—	—	(800)	—	—	(800)

Total other income (expense)	—	(9,750)	(1,151)	—	—	(10,901)

Income in subsidiary	48,720	87,241	3,889	—	(139,850)	—

Net income	33,715	48,720	76,753	14,377	(139,850)	33,715

Preferred dividends	(7,966)	—	—	—	—	(7,966)

Net income attributable to common stockholders	$25,749	$48,720	$76,753	$14,377	$(139,850)	$25,749

Net income attributable to common stockholders, per:
Basic common share						$0.69
Diluted common share						$0.68
Weighted-average number of common shares outstanding, basic						37,514,637
Weighted-average number of common shares outstanding, diluted						38,071,926

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Elimination	Consolidated
Revenues:
Rental income	$—	$—	$75,606	$26,136		$—	$101,742
Interest and other income	18	—	1,410	—		—	1,428
Total revenues	18	—	77,016	26,136		—	103,170
Expenses:
Depreciation and amortization	49	—	22,061	8,153		—	30,263
Interest	—	22,392	2,724	9,219		—	34,335
General and administrative	14,631	3	1,392	78		—	16,104
Impairment	—	—	—	2,481		—	2,481
Total expenses	14,680	22,395	26,177	19,931		—	83,183

Other income (expense):
Loss on extinguishment of debt	—	—	—	(2,670)	—	—	(2,670)
Other income	—	—	—	2,196		—	2,196

Total other income (expense)	—	—	—	(474)		—	(474)

Income (loss) in subsidiary	34,175	56,570	(3,693)	—		(87,052)	—

Net income attributable to common stockholders	$19,513	$34,175	$47,146	$5,731		$(87,052)	$19,513

Net income attributable to common stockholders, per:
Basic common share							$0.53
Diluted commons share							$0.52
Weighted-average number of common shares outstanding, basic							37,061,111
Weighted-average number of common shares outstanding, diluted							37,321,517

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$53,292	$—	$—	$32,045	$—	$85,337
Cash flows from investing activities:
Acquisitions of real estate	—	—	(763,378)	(8,101)	—	(771,479)
Origination and fundings of loans receivable	—	—	(66,397)	—	—	(66,397)
Preferred equity investments	—	—	(15,486)	—	—	(15,486)
Additions to real estate	(11)	—	(1,437)	(23)	—	(1,471)
Repayment of loans receivable	—	—	1,097	—	—	1,097
Net proceeds from sale of real estate	—	—	27,264	—	—	27,264
Investment in subsidiary	(12,147)	(12,147)	—	—	24,294	—
Distribution from Subsidiary	1,246	1,246	—	—	(2,492)	—
Intercompany financing	(415,790)	(958,970)	—	—	1,374,760	—
Net cash used in investing activities	(426,702)	(969,871)	(818,337)	(8,124)	1,396,562	(826,472)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	499,250	—	—	—	499,250
Principal payments on senior unsecured notes	—	(211,250)	—	—	—	(211,250)
Net proceeds (repayments) from revolving credit facility	—	268,000	(135,500)	—	—	132,500
Proceeds from mortgage notes	—	—	—	57,703	—	57,703
Principal payments on mortgage notes	—	—	—	(89,110)	—	(89,110)
Payments of deferred financing costs	—	(12,820)	(5,133)	(1,178)	—	(19,131)
Issuance of common stock	510,147	—	—	—	—	510,147
Dividends paid on common and preferred stock	(81,489)	—	—	—	—	(81,489)
Contribution from Parent	—	12,147	—	12,147	(24,294)	—
Distribution to Parent	—	(1,246)	—	(1,246)	2,492	—
Intercompany financing	—	415,790	958,970	—	(1,374,760)	—
Net cash provided by (used in) financing activities	428,658	969,871	818,337	(21,684)	(1,396,562)	798,620
Net increase in cash and cash equivalents	55,248	—	—	2,237	—	57,485
Cash and cash equivalents, beginning of period	3,551	—	—	757	—	4,308
Cash and cash equivalents, end of period	$58,799	$—	$—	$2,994	$—	$61,793

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$47,810	$—	$—	$14,289	$—	$62,099
Cash flows from investing activities:
Acquisitions of real estate	—	—	(125,955)	—	—	(125,955)
Origination and fundings of loans receivable	—	—	(165,960)	—	—	(165,960)
Preferred equity investments	—	—	(7,038)	—	—	(7,038)
Additions to real estate	—	—	(764)	—	—	(764)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Distribution from Subsidiary	4,066	4,066	—	—	(8,132)	—
Intercompany financing	(178,015)	(258,819)	—	—	436,834	—
Net cash (used in) provided by investing activities	(173,949)	(254,753)	(299,717)	2,208	428,702	(297,509)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	200,000	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—	—	(113,750)
Net proceeds (repayments) from secured revolving credit facility	—	—	43,000	—	—	43,000
Principal payments on mortgage notes	—	—	—	(10,994)	—	(10,994)
Payments of deferred financing costs	—	(5,446)	(3,010)	(498)	—	(8,954)
Payment of contingent consideration	—	—	(1,300)	—	—	(1,300)
Issuance of preferred stock	138,249	—	—	—	—	138,249
Issuance of common stock	34,517	—	—	—	—	34,517
Dividends paid on common and preferred stock	(58,151)	—	—	—	—	(58,151)
Distribution to Parent	—	(4,066)	—	(4,066)	8,132	—
Intercompany financing	—	178,015	261,027	(2,208)	(436,834)	—
Net cash provided by (used in) financing activities	114,615	254,753	299,717	(17,766)	(428,702)	222,617
Net decrease in cash and cash equivalents	(11,524)	—	—	(1,269)	—	(12,793)
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$3,551	$—	$—	$757	$—	$4,308

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$53,584	$—	$—	$2,668	$—	$56,252
Cash flows from investing activities:
Acquisitions of real estate	—	—	(205,424)	—	—	(205,424)
Origination and fundings of loans receivable	—	—	(22,180)	—	—	(22,180)
Additions to real estate	(14)	—	(1,032)	—	—	(1,046)
Repayment of loans receivable	—	—	10,000	—	—	10,000
Investment in Subsidiary	(7,191)	(7,191)	—	—	14,382	—
Distribution from Subsidiary	1,751	1,751	—	—	(3,502)	—
Intercompany financing	(25,915)	(128,721)	—	—	154,636	—
Net cash used in investing activities	(31,369)	(134,161)	(218,636)	—	165,516	(218,650)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes	—	106,000	—	—	—	106,000
Net proceeds (repayments) from secured revolving credit facility	—	—	92,500	—	—	92,500
Proceeds from mortgage notes	—	—	—	56,651	—	56,651
Principal payments on mortgage notes	—	—	—	(62,226)	—	(62,226)
Payments of deferred financing costs	—	(3,194)	(2,585)	(1,021)	—	(6,800)
Issuance of common stock	53	—	—	—	—	53
Dividends paid	(48,929)	—	—	—	—	(48,929)
Contribution from Parent	—	7,191	—	7,191	(14,382)	—
Distribution to Parent	—	(1,751)	—	(1,751)	3,502	—
Intercompany financing	—	25,915	128,721	—	(154,636)	—
Net cash (used in) provided by financing activities	(48,876)	134,161	218,636	(1,156)	(165,516)	137,249
Net (decrease) increase in cash and cash equivalents	(26,661)	—	—	1,512	—	(25,149)
Cash and cash equivalents, beginning of period	41,736	—	—	514	—	42,250
Cash and cash equivalents, end of period	$15,075	$—	$—	$2,026	$—	$17,101

15.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, the Company acquired 10 skilled nursing/transitional care facilities and 32 senior housing facilities. During the year ended December 31, 2013, the Company acquired one senior housing facility and one acute care hospital. The following unaudited pro forma information has been prepared to give effect to all 2014 acquisitions and to the acquisition of Forest Park - Frisco as if the acquisitions occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013

Revenues	$223,139	$208,817
Depreciation and amortization	57,872	59,227
Net income attributable to common stockholders	64,477	71,515

Net income attributable to common stockholders, per:
Basic common share	1.39	1.91
Diluted common share	1.38	1.88

Weighted average number of common shares outstanding, basic	46,351,544	37,514,637
Weighted average number of common shares outstanding, diluted	46,889,531	38,071,926

16.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2014.

Income Taxes
As a result of the Company’s separation from Sun Healthcare Group, Inc. (“Old Sun”) effective November 15, 2010 (the “Separation Date”), the Company is the surviving taxpayer for income tax purposes. Accordingly, tax positions taken prior to the Separation Date remained the Company’s obligations after the Separation Date. Old Sun agreed to indemnify the Company against, among other things, federal, state and local taxes (including penalties and interest) related to periods prior to the Separation Date to the extent the deferred tax assets allocated to the Company are not sufficient and/or cannot be utilized to satisfy these taxes.
Effective December 1, 2012, Old Sun was acquired by Genesis HealthCare LLC (“Genesis”). As a result of its acquisition of Old Sun, Genesis became successor to the obligations of Old Sun described above.
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
Dividend Declaration
On January 12, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on February 27, 2015 to stockholders of record as of the close of business on February 13, 2015.
Also on January 12, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 27, 2015 to stockholders of record as of the close of business on February 13, 2015.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
New Martinsville	New Martinsville, WV	100%	—	$475	$10,543	$11,018	—	$475	$10,423	$10,898	$(3,557)	1982	11/15/10	39
Glenville	Glenville, WV	100%	—	484	2,839	3,323	—	484	2,773	3,257	(624)	1982	11/15/10	40
Renaissance Terrace	Harriman, TN	100%	—	76	4,459	4,535	—	76	4,047	4,123	(1,669)	1985/1989, 2008	11/15/10	38
Greenwood	Warwick, RI	100%	—	2,066	10,178	12,244	—	2,066	9,840	11,906	(3,347)	1964/2009	11/15/10	24
Pawtuxet Village	Warwick, RI	100%	—	1,275	6,602	7,877	—	1,275	6,166	7,441	(2,154)	1968	11/15/10	24
Forest Hills (SNF)	Broken Arrow, OK	100%	(2)	1,653	11,259	12,912	—	1,653	11,010	12,663	(3,290)	1994/2008, 2009, 2010	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,278	3,933	(676)	1987	11/15/10	32
Bryan Care	Bryan, OH	100%	—	1,278	6,477	7,755	—	1,278	6,112	7,390	(1,689)	1976	11/15/10	30
Sylvania	Sylvania, OH	100%	—	942	5,627	6,569	—	942	5,226	6,168	(1,856)	1967/1974, 1986, 1995, 2008, 2009	11/15/10	24
Point Place	Toledo, OH	100%	—	1,089	5,364	6,453	—	1,089	5,127	6,216	(1,170)	1995/2011	11/15/10	36
Perrysburg	Perrysburg, OH	100%	—	987	5,358	6,345	—	987	5,007	5,994	(1,360)	1984	11/15/10	32
Forest View	Dayton, OH	100%	—	819	4,214	5,033	—	819	3,956	4,775	(1,336)	1968	11/15/10	24
New Lebanon	New Lebanon, OH	100%	—	784	4,243	5,027	—	784	3,825	4,609	(1,145)	1979	11/15/10	28
New Lexington	New Lexington, OH	100%	—	63	3,487	3,550	—	63	3,287	3,350	(1,922)	1981	11/15/10	20
Twin Rivers	Defiance, OH	100%	—	280	3,004	3,284	—	280	2,780	3,060	(803)	1980	11/15/10	30
San Juan	Farmington, NM	100%	10,077	799	4,163	4,962	3	799	3,999	4,798	(1,278)	1963/1993	11/15/10	24
McKinley Care	Gallup, NM	100%	5,777	409	1,865	2,274	4	409	1,796	2,205	(547)	1968	11/15/10	24
Bedford Hills	Bedford, NH	100%	6,650	1,911	12,245	14,156	—	1,911	11,513	13,424	(2,947)	1992/2010	11/15/10	36
Exeter on Hampton	Exeter, NH	100%	—	2,365	2,350	4,715	—	2,365	2,136	4,501	(1,443)	1976/2011	11/15/10	40
Pheasant Wood	Petersborough, NH	100%	—	625	3,986	4,611	—	625	3,511	4,136	(1,163)	1975	11/15/10	28
Westwood	Keene, NH	100%	—	699	3,823	4,522	—	699	3,404	4,103	(1,305)	1965/2010	11/15/10	24
Colonial Hill	Rochester, NH	100%	—	412	3,960	4,372	—	412	3,709	4,121	(1,291)	1986/2010	11/15/10	44
Crestwood Care	Milford, NH	100%	—	557	3,441	3,998	—	557	3,081	3,638	(1,074)	1972	11/15/10	28
Applewood	Winchester, NH	100%	—	348	3,075	3,423	—	348	2,703	3,051	(780)	1987	11/15/10	32
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,525	1,837	(675)	1890/2005	11/15/10	20
Woodland Hill	Asheboro, NC	100%	—	1,706	8,053	9,759	—	1,706	7,833	9,539	(2,008)	1987/2009	11/15/10	32
Missouri River	Great Falls, MT	100%	11,484	2,023	16,967	18,990	—	2,023	16,748	18,771	(5,572)	1960/1990, 2010	11/15/10	30
Butte Care	Butte, MT	100%	—	1,092	12,654	13,746	—	1,092	12,521	13,613	(3,515)	1974/2012	11/15/10	35
Whitefish Care	Whitefish, MT	100%	—	651	6,339	6,990	—	651	6,237	6,888	(1,831)	1973/2012	11/15/10	35
Deer Lodge	Deer Lodge, MT	100%	4,378	190	3,032	3,222	2	190	2,984	3,174	(1,056)	1973	11/15/10	30

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Twin Oaks	Danvers, MA	100%	—	885	5,100	5,985	—	885	4,447	5,332	(1,429)	1969	11/15/10	24
Maplewood	Amesbury, MA	100%	—	771	4,550	5,321	—	771	3,737	4,508	(1,179)	1968/2010	11/15/10	24
Saugus	Saugus, MA	100%	—	285	1,643	1,928	—	285	1,044	1,329	(385)	1967	11/15/10	24
Kensington Manor	Elizabethtown, KY	100%	—	1,864	7,523	9,387	—	1,864	7,103	8,967	(1,794)	2001/2010	11/15/10	37
Regency Care	Louisville, KY	100%	—	1,169	5,989	7,158	1,577	1,169	7,090	8,259	(1,889)	1960/2014	11/15/10	25
Paducah Care	Paducah, KY	100%	—	1,636	4,133	5,769	—	1,636	3,808	5,444	(1,199)	1974/2008	11/15/10	28
Countryside Care	Bardwell, KY	100%	—	239	4,790	5,029	—	239	4,471	4,710	(1,073)	1993/2010	11/15/10	35
Bradford Square	South Frankfort, KY	100%	—	774	3,848	4,622	—	774	3,471	4,245	(1,143)	1960/1990	11/15/10	25
Hillside Villa	Madisonville, KY	100%	—	277	4,272	4,549	—	277	3,822	4,099	(1,291)	1962/1978, 1997	11/15/10	25
Klondike Care	Louisville, KY	100%	—	764	3,576	4,340	—	764	3,250	4,014	(979)	1974/1980, 1994, 1995, 2008	11/15/10	28
Colonial Manor	Bowling Green, KY	100%	—	792	3,050	3,842	—	792	2,767	3,559	(894)	1963	11/15/10	25
Hopkins Care	Woodburn, KY	100%	—	592	2,277	2,869	—	592	2,024	2,616	(661)	1960	11/15/10	25
Bridge Point	Florence, KY	100%	—	—	2,278	2,278	—	—	1,752	1,752	(854)	1969/2008, 2009, 2010	11/15/10	20
Magnolia Village	Bowling Green, KY	100%	—	14	629	643	—	14	340	354	(205)	1991	11/15/10	29
Decatur Township	Indianapolis, IN	100%	—	673	3,730	4,403	—	673	3,488	4,161	(974)	1985	11/15/10	32
Gooding/Bennett Hills	Gooding, ID	100%	—	—	1,731	1,731	—	—	1,729	1,729	(794)	1968/2009	11/15/10	40
Fountain City	Columbus, GA	100%	—	253	2,797	3,050	—	253	2,393	2,646	(1,452)	1970/2012	11/15/10	40
Etowah Landing	Rome, GA	100%	—	43	842	885	—	43	709	752	(416)	1973/1977, 1987	11/15/10	40
Oakhurst	Ocala, FL	100%	—	1,474	8,212	9,686	—	1,474	7,595	9,069	(2,083)	1984/2010	11/15/10	32
Orchard Ridge	New Port Richey, FL	100%	—	536	5,685	6,221	—	536	5,295	5,831	(1,445)	1983/1995, 2012	11/15/10	32
Bay Tree	Palm Harbor, FL	100%	—	786	4,870	5,656	—	786	4,363	5,149	(1,326)	1981	11/15/10	32
West Bay	Oldsmar, FL	100%	—	775	4,660	5,435	—	775	4,147	4,922	(1,189)	1982/2010	11/15/10	32
Sunset Point	Clearwater, FL	100%	—	706	4,370	5,076	—	706	3,965	4,671	(1,221)	1983	11/15/10	32
Arden House	Hamden, CT	100%	20,032	2,250	23,816	26,066	—	2,250	22,868	25,118	(6,297)	1973/2008, 2010	11/15/10	28
Pope John Paul	Danbury, CT	100%	—	—	13,702	13,702	—	—	12,684	12,684	(3,206)	1983/2009	11/15/10	32
St. Camillus	Stamford, CT	100%	—	—	12,528	12,528	—	—	11,581	11,581	(3,105)	1987/2008	11/15/10	32
Madison House	Madison, CT	100%	—	4,337	8,164	12,501	—	4,337	7,824	12,161	(1,888)	1994/2009, 2010	11/15/10	36
Willows (CT)	Woodbridge, CT	100%	—	1,838	9,961	11,799	—	1,838	9,302	11,140	(2,552)	1989/2011	11/15/10	32
The Reservoir	West Hartford, CT	100%	—	1,204	9,457	10,661	—	1,204	9,176	10,380	(2,261)	1995/2009, 2011	11/15/10	36
Glen Hill	Danbury, CT	100%	—	918	7,017	7,935	—	918	6,560	7,478	(2,315)	1963/2009	11/15/10	24

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Governor's House	Simsbury, CT	100%	—	—	5,750	5,750	—	—	5,239	5,239	(2,054)	1895/2008, 2010	11/15/10	20
Elms Haven	Thornton, CO	100%	15,303	3,717	18,473	22,190	7	3,717	18,043	21,760	(4,867)	1987/1989, 1997, 2007, 2008	11/15/10	40
Sable	Aurora, CO	100%	—	1,272	5,591	6,863	—	1,272	5,458	6,730	(1,647)	1973	11/15/10	35
Carmichael	Carmichael, CA	100%	—	—	1,741	1,741	—	—	1,458	1,458	(791)	1960/1976, 2010	11/15/10	40
Willows (CA)	Willows, CA	100%	—	137	1,426	1,563	—	137	1,292	1,429	(613)	1969/2010	11/15/10	40
Washington Care	San Leandro, CA	100%	9,872	—	1,331	1,331	7	—	1,221	1,221	(477)	1969/2010	11/15/10	40
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	454	614	(379)	1968	11/15/10	10
Boise	Boise, ID	100%	—	—	289	289	—	—	205	205	(122)	1991	11/15/10	40
Langdon Place of Dover	Dover, NH	100%	4,646	801	10,036	10,837	—	801	9,497	10,298	(2,670)	1987/2009	11/15/10	42
Clipper Harbor	Portsmouth, NH	100%	—	846	7,632	8,478	—	846	7,284	8,130	(2,623)	1986/2009	11/15/10	43
Mineral Springs	North Conway, NH	100%	—	417	5,352	5,769	—	417	5,106	5,523	(1,571)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	—	454	4,531	4,985	—	454	4,317	4,771	(1,230)	1984/1986, 1987, 2009	11/15/10	41
Langdon Place of Keene	Keene, NH	100%	5,119	304	3,992	4,296	—	304	3,735	4,039	(1,313)	1995	11/15/10	46
Edmondson Care	Brownsville, KY	100%	—	446	5,087	5,533	—	446	4,564	5,010	(1,165)	1994/2009	11/15/10	35
Heartland Villa	Lewisport, KY	100%	—	532	4,025	4,557	—	532	3,676	4,208	(909)	1994/2009	11/15/10	35
Meridian Care	Meridian, ID	100%	—	840	8,342	9,182	—	840	8,128	8,968	(2,926)	1997/2009	11/15/10	39
St. Joseph's	Trumbull, CT	100%	—	—	21,878	21,878	—	—	20,806	20,806	(6,824)	1959	11/15/10	24
Oak Brook Health Care	Whitehouse, TX	100%	—	1,433	9,643	11,076	—	1,433	9,644	11,077	(1,115)	1987	06/30/11	40
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(2,126)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(1,586)	1996	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(2,496)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(2,281)	2008	08/01/11	40
Manokin Manor Nursing & Rehabilitation Center	Princess Anne, MD	100%	—	1,953	7,811	9,764	—	1,953	7,811	9,764	(906)	1985/1987, 2013	09/30/11	40
Wesley Woods Alzheimer's Care Center	Abilene, TX	100%	—	885	7,619	8,504	—	885	7,619	8,504	(760)	2004	11/01/11	40
Windcrest Alzheimer's Care Center	Waco, TX	100%	—	802	4,577	5,379	—	802	4,577	5,379	(480)	1994/1999	11/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	—	2,527	12,453	14,980	(1,073)	1927/1990, 2007	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	—	2,617	11,662	14,279	(920)	1958/2009	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	579	509	5,597	6,106	(493)	1981	05/10/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Derry	Derry, NH	100%	—	768	3,222	3,990	—	768	3,222	3,990	(272)	1976/1994, 2000	06/01/12	40
Camden Care Center	Minneapolis, MN	100%	—	1,235	5,777	7,012	—	1,235	5,777	7,012	(363)	1990	11/30/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(851)	2002/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(635)	2003/2012	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(430)	2002/2012	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(772)	1962/1996/2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(458)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(99)	1970/1979/1983/1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(214)	1954/1968/1975/2000/2004	02/14/14	40
Laurel Pointe Health	Fort Pierce, FL	100%	—	645	9,218	9,863	—	645	9,218	9,863	(260)	1980	03/05/14	40
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(377)	1985	03/05/14	40
Onion Creek	Austin, TX	100%	—	871	12,843	13,714	—	871	12,843	13,714	(71)	2011	10/21/14	40
Adams PARC	Barlesville, OK	100%	—	1,332	6,904	8,236	—	1,332	6,904	8,236	(36)	1989	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	—	2,189	23,567	25,756	(110)	1963/1984	10/29/14	40
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	—	869	5,236	6,105	(31)	2001/2013	10/29/14	40

			93,338	110,094	766,771	876,865	2,179	110,094	741,158	851,252	(151,978)
Senior Housing
Monroe House	Moses Lake, WA	100%	—	—	182	182	—	—	57	57	(36)	1997	11/15/10	15
Forest Hills (ALF)	Broken Arrow, OK	100%	(2)	1,803	3,927	5,730	—	1,803	3,838	5,641	(1,372)	2000	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	3,741	571	7,183	7,754	—	571	6,703	7,274	(2,039)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	—	—	5,654	5,654	—	—	5,219	5,219	(1,393)	1989	11/15/10	40
Heritage Place	Owensboro, KY	100%	—	668	5,492	6,160	—	668	5,167	5,835	(1,128)	2001	11/15/10	38
The Legacy	Paducah, KY	100%	—	325	4,019	4,344	—	325	3,462	3,787	(848)	1999	11/15/10	35
Glen Crest	Danbury, CT	100%	—	1,356	6,666	8,022	—	1,356	6,594	7,950	(1,755)	1986	11/15/10	32
Village at Northrise	Las Cruces, NM	100%	—	1,432	6,003	7,435	—	1,432	5,637	7,069	(2,409)	1998/1999, 2010	11/15/10	29
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,031	256	3,294	3,550	(565)	2004/2011	11/22/11	40
New Dawn Memory Care	Aurora, CO	100%	—	2,874	12,829	15,703	—	2,874	12,829	15,703	(782)	2009	09/20/12	40
Independence Village at Frankenmuth	Frankenmuth, MI	100%	—	5,027	20,929	25,956	—	5,027	20,929	25,956	(1,379)	1982	09/21/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(62)	1996	11/30/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(404)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(188)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	—	684	5,832	6,516	(363)	1999/2001, 2012, 2013	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	—	952	2,578	3,530	(177)	2002	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(269)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	—	744	1,745	2,489	(108)	1995	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(177)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(311)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(736)	2006/2008, 2010	12/14/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	—	574	8,733	9,307	(502)	2010	12/18/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(239)	1996	06/28/13	40
Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(464)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	—	217	9,906	10,123	(271)	1989/1991, 1994	02/14/14	40
Park Place	Fort Wayne, IN	100%	14,011	2,300	21,115	23,415	—	2,300	21,115	23,415	(425)	2011	04/30/14	40
Parkview In Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	45,767	47,957	(324)	2004	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	44,789	46,928	(333)	1986	09/25/14	40
The Chateau	Mckinney, TX	100%	—	2,760	44,397	47,157	—	2,760	44,397	47,157	(318)	2006	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	37,506	39,850	(261)	2002	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	30,909	35,901	(223)	1987	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,428	27,423	(180)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	26,498	27,303	(192)	1985	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	20,510	21,835	(157)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	21,775	22,305	(160)	1996	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	19,368	21,364	(152)	1986	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	18,821	21,224	(138)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	19,545	20,625	(145)	1989	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,326	20,535	(132)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	18,778	20,255	(143)	2005/2006, 2007	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	18,257	19,235	(136)	2001	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	17,523	18,675	(133)	1984/1988	09/25/14	40
Heritage Village	Mcallen, TX	100%	—	4,092	13,823	17,915	—	4,092	13,823	17,915	(109)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,029	14,596	(97)	1986	09/25/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,244	13,026	(89)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	10,873	11,667	(83)	1985	09/25/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(58)	1996	09/29/14	40
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(35)	1988	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,821	5,036	(35)	1988	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(47)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	—	1,283	8,424	9,707	(65)	1999	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	—	1,031	5,577	6,608	(49)	1997	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	2,477	23,766	26,243	—	2,477	23,766	26,243	(77)	2008	10/01/14	40
Capital Place	Olympia, WA	100%	—	1,688	9,098	10,786	—	1,688	9,098	10,786	(174)	1986	10/07/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	—	561	4,865	5,426	(40)	1920/1997	10/14/14	40

			17,752	74,713	731,134	805,847	1,076	74,713	729,762	804,475	(22,487)
Acute Care Hospital
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(6,694)	2009	05/03/11	40
Forest Park - Frisco	Frisco, TX	100%	—	4,966	109,201	114,167	—	4,966	109,201	114,167	(4,630)	2012	10/22/13	40

			—	8,986	166,821	175,807	—	8,986	166,821	175,807	(11,324)

Multi-property Indebtedness			12,932	—	—	—	—	—	—	—	—

			124,022	193,793	1,664,726	1,858,519	3,255	193,793	1,637,741	1,831,534	(185,789)

Corporate Assets			—	—	136	136	129	—	265	265	(205)

			$124,022	$193,793	$1,664,862	$1,858,655	$3,384	$193,793	$1,638,006	$1,831,799	$(185,994)

(1)	Building and building improvements include land improvements and furniture and equipment.

(2)	Property serves as collateral for a mortgage loan totaling $12.9 million as of December 31, 2014.

(3)	The aggregate cost of real estate for federal income tax purposes was $1.9 billion.

SABRA HEALTH CARE REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Real estate:
Balance at the beginning of the period	$1,066,496	$956,614	$760,708
Acquisitions	792,510	120,229	202,458
Improvements	1,471	764	1,046
Sale of real estate	(23,265)	—	—
Purchase price allocation adjustment	—	—	(104)
Write-off of fully depreciated assets	(5,413)	(11,111)	(7,494)

Balance at the end of the year	$1,831,799	$1,066,496	$956,614

Accumulated depreciation:
Balance at the beginning of the period	$(151,078)	$(129,479)	$(107,331)
Depreciation expense (1)	(42,021)	(32,710)	(29,642)
Sale of real estate	1,692	—	—
Write-off of fully depreciated assets	5,413	11,111	7,494

Balance at the end of the year	$(185,994)	$(151,078)	$(129,479)

(1) Depreciation expense for the year ended December 31, 2012 excludes expense of $0.3 million related to the asset held for sale.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgages:
Weston	9.0%	2016	(1)	$—	$16,079	$16,136	N/A
Sun City West	9.0	2018	(2)	—	13,394	13,440	N/A
Forest Park - Dallas	8.0	2016	(2)	—	110,000	110,223	N/A
Celebration Loan	10.0	2015	(3)	—	4,560	4,584	N/A

				—	144,033	144,383
Construction Mortgages:
Forest Park - Fort Worth	7.3	2016	(1) (4)	—	59,044	59,232	N/A

Other Construction Mortgages	10.0	2018	Various	—	6,198	6,293	N/A

				$—	$209,275	$209,908

(1) Interest for the first 12 months and principal is deferred and due at the maturity date. Interest after the first 12 months is due monthly.
(2) Interest is due monthly and principal is due at the maturity date.
(3) Interest and principal is due at the maturity date.
(4) The loan has a prepayment fee of 0.5% of the outstanding balance if prepaid before October 1, 2015.

Changes in mortgage loans for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2014	2013	2012

Balance at the beginning of the period	$162,870	$11,000	$—
Additions during period:
Draws	51,217	—	—
New mortgage loans	4,500	151,173	11,000
Interest income added to principal	1,781	697	—

Deductions during period:
Paydowns	(11,093)	—	—

Balance at the end of the year	$209,275	$162,870	$11,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 19, 2015.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2015
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 19, 2015
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	February 19, 2015
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	February 19, 2015
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	February 19, 2015
Michael J. Foster

/S/ MILTON J. WALTERS	Director	February 19, 2015
Milton J. Walters