Form 10-Q
period 2015-03-31
Sabra Health Care REIT, Inc.
filed 2015-05-06
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were 59,234,056 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $199,767 and $185,994 as of March 31, 2015 and December 31, 2014, respectively	$1,632,707	$1,645,805
Loans receivable and other investments, net	258,346	251,583
Cash and cash equivalents	4,171	61,793
Restricted cash	6,948	7,024
Prepaid expenses, deferred financing costs and other assets, net	102,325	98,687
Total assets	$2,004,497	$2,064,892

Liabilities
Mortgage notes	$123,325	$124,022
Revolving credit facility	26,000	68,000
Term loan	200,000	200,000
Senior unsecured notes	699,298	699,272
Accounts payable and accrued liabilities	23,720	31,775
Total liabilities	1,072,343	1,123,069

Commitments and contingencies (Note 12)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 59,234,056 and 59,047,001 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	592	590
Additional paid-in capital	1,051,813	1,053,601
Cumulative distributions in excess of net income	(117,168)	(110,841)
Accumulated other comprehensive loss	(3,087)	(1,542)
Total Sabra Health Care REIT, Inc. stockholders’ equity	932,208	941,866
Noncontrolling interests	(54)	(43)
Total equity	932,154	941,823
Total liabilities and equity	$2,004,497	$2,064,892
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$49,505	$36,093
Interest and other income	6,067	4,757

Total revenues	55,572	40,850

Expenses:
Depreciation and amortization	14,150	9,350
Interest	13,880	11,134
General and administrative	8,003	5,853

Total expenses	36,033	26,337

Other income (expense):
Loss on extinguishment of debt	—	(22,134)
Other (expense) income	(100)	300

Total other expense	(100)	(21,834)

Net income (loss)	19,439	(7,321)

Net loss attributable to noncontrolling interests	11	18

Net income (loss) attributable to Sabra Health Care REIT, Inc.	19,450	(7,303)

Preferred stock dividends	(2,561)	(2,561)

Net income (loss) attributable to common stockholders	$16,889	$(9,864)

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.29	$(0.25)

Diluted common share	$0.28	$(0.25)

Weighted-average number of common shares outstanding, basic	59,185,225	38,968,403

Weighted-average number of common shares outstanding, diluted	59,559,253	38,968,403

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$19,439	$(7,321)
Other comprehensive loss:
Unrealized loss on cash flow hedge	(1,545)	—

Comprehensive income (loss)	17,894	(7,321)

Comprehensive loss attributable to noncontrolling interest	11	18

Comprehensive income (loss) attributable to Sabra Health Care REIT, Inc.	$17,905	$(7,303)

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$—	$460,164	$—	$460,164
Net loss	—	—	—	—	—	(7,303)	—	(7,303)	(18)	(7,321)
Amortization of stock-based compensation	—	—	—	—	2,689	—	—	2,689	—	2,689
Common stock issuance, net	—	—	354,506	3	(40)	—	—	(37)	—	(37)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.36 per share)	—	—	—	—	—	(14,211)	—	(14,211)	—	(14,211)
Balance, March 31, 2014	5,750,000	$58	39,143,251	$391	$537,288	$(98,996)	$—	$438,741	$(18)	$438,723

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	19,450	—	19,450	(11)	19,439
Other comprehensive loss	—	—	—	—	—	—	(1,545)	(1,545)	—	(1,545)
Amortization of stock-based compensation	—	—	—	—	3,023	—	—	3,023	—	3,023
Common stock issuance, net	—	—	187,055	2	(4,811)	—	—	(4,809)	—	(4,809)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.39 per share)	—	—	—	—	—	(23,216)	—	(23,216)	—	(23,216)
Balance, March 31, 2015	5,750,000	$58	59,234,056	$592	$1,051,813	$(117,168)	$(3,087)	$932,208	$(54)	$932,154

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,439	$(7,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,150	9,350
Non-cash interest income adjustments	113	70
Amortization of deferred financing costs	1,261	945
Stock-based compensation expense	2,918	2,513
Amortization of premium	25	(33)
Loss on extinguishment of debt	—	1,338
Straight-line rental income adjustments	(5,656)	(4,186)
Provision for doubtful accounts	1,144	—
Write-off of straight-line rental income	—	99
Change in fair value of contingent consideration	100	(300)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,206)	(2,152)
Accounts payable and accrued liabilities	(4,988)	2,086
Restricted cash	(599)	(1,202)

Net cash provided by operating activities	24,701	1,207

Cash flows from investing activities:
Acquisitions of real estate	—	(108,650)
Origination and fundings of loans receivable	(7,303)	(19,428)
Preferred equity investments	(311)	(5)
Additions to real estate	(675)	(56)
Repayment of loans receivable	2,052	—

Net cash used in investing activities	(6,237)	(128,139)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000
Principal payments on senior unsecured notes	—	(211,250)
Net (repayments) proceeds from revolving credit facility	(42,000)	26,500
Proceeds from mortgage notes	—	46,103
Principal payments on mortgage notes	(697)	(57,325)
Payments of deferred financing costs	(130)	(9,873)
Issuance of common stock	(7,587)	(648)
Dividends paid on common and preferred stock	(25,672)	(16,597)

Net cash (used in) provided by financing activities	(76,086)	126,910

Net decrease in cash and cash equivalents	(57,622)	(22)
Cash and cash equivalents, beginning of period	61,793	4,308

Cash and cash equivalents, end of period	$4,171	$4,286

Supplemental disclosure of cash flow information:
Interest paid	$16,761	$7,219

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States. Sabra owns substantially all of its properties and assets and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra’s wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, investments in loans receivable and preferred equity investments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2015 and December 31, 2014 and for the periods ended March 31, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.
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
As of March 31, 2015, the Company determined it was the primary beneficiary of one senior housing facility and has consolidated the operations of the facility in the accompanying condensed consolidated financial statements. As of March 31, 2015, the Company determined that operations of the facility were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2015, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
Reclassifications
Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated statements of cash flows for all periods presented.
Recently Issued Accounting Standards Update
  In January 2015, the FASB issued Accounting Standards Update  (“ASU”) 2015-01, Income Statement–Extraordinary and Unusual (“ASU 2015-01”). ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation–Amendments to the Consolidation Analysis (Topic 810) (“ASU 2015-02”).  ASU 2015-02 updates guidance related to accounting for consolidation of certain limited partnerships. ASU 2015-02 does not add or remove any of the five characteristics that determine if an entity is a VIE; however, it changes the manner in which a reporting entity assesses its ability to make decisions about the entity's activities. Additionally, ASU 2015-02 removes three of the six criteria that must be met for a fee arrangement to not be a VIE and modifies how an entity assesses interests held through related parties. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.
In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2015 (1)

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	104	11,396	$855,049	$(159,647)	$695,402
Senior Housing	54	5,198	801,350	(27,127)	774,223
Acute Care Hospitals	2	124	175,807	(12,775)	163,032
	160	16,718	1,832,206	(199,549)	1,632,657
Corporate Level			268	(218)	50
			$1,832,474	$(199,767)	$1,632,707
(1) During the three months ended March 31, 2015, Genesis converted one senior housing facility in Kentucky into a skilled nursing/transitional care facility.
As of December 31, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,336	$851,252	$(151,978)	$699,274
Senior Housing	55	5,258	804,475	(22,487)	781,988
Acute Care Hospitals	2	124	175,807	(11,324)	164,483
	160	16,718	1,831,534	(185,789)	1,645,745
Corporate Level			265	(205)	60
			$1,831,799	$(185,994)	$1,645,805

	March 31, 2015	December 31, 2014
Building and improvements	$1,552,220	$1,551,548
Furniture and equipment	82,815	82,812
Land improvements	3,646	3,646
Land	193,793	193,793
	1,832,474	1,831,799
Accumulated depreciation	(199,767)	(185,994)
	$1,632,707	$1,645,805
Contingent Consideration Liability
On February 14, 2014, the Company acquired four skilled nursing facilities and two senior housing facilities for $90.0 million. The Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the Company's entry into the master lease. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of March 31, 2015, based on the potential future performance of the facilities, the contingent consideration liability is estimated at $4.0 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2015, the Company recorded an adjustment to increase the contingent consideration liability by $0.1 million and included this amount in other income (expense) on the accompanying condensed consolidated statements of income.

On October 22, 2013, the Company purchased one acute care hospital for $119.8 million, of which approximately $10.5 million was to be held in escrow for up to 20 months. The amount ultimately released from escrow is contingent on the tenant achieving certain performance hurdles. The seller will be paid a fee of $0.5 million per annum during the escrow period. As of October 22, 2013, the amount the Company expected to release from escrow was valued at $7.3 million and is treated as contingent consideration. During the second quarter of 2014, $5.3 million was released from escrow to the seller as a result of the facility achieving certain of its performance hurdles. The remaining $5.2 million remains in escrow with its release contingent on the facility meeting additional performance hurdles and is included in prepaid expenses, deferred financing costs and other assets in the accompanying condensed consolidated balance sheets. During three months ended March 31, 2015, no adjustment was made to the contingent consideration liability. As of March 31, 2015, based on the operating performance of the facility, the contingent consideration liability is estimated at zero.
Operating Leases
As of March 31, 2015, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from two to 18 years. As of March 31, 2015, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $0.4 million as of March 31, 2015 and December 31, 2014. As of March 31, 2015, 81 of the Company's 160 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of March 31, 2015, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2015 through December 31, 2015	$131,801
2016	180,904
2017	185,745
2018	190,603
2019	196,153
Thereafter	1,237,606
$2,122,812

4.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2015 and December 31, 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of March 31, 2015	Book Value as of March 31, 2015	Book Value as of December 31, 2014	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	5	Skilled Nursing / Senior Housing / Acute Care Hospital	$148,937	$149,295	$144,383	8.3%	8.2%	10/13/15 - 1/31/18
Construction	3	Acute Care Hospital / Senior Housing	68,298	68,561	65,525	7.6%	7.5%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	19,819	19,879	21,491	11.3%	11.1%	6/27/15 - 8/31/17
Pre-development	4	Senior Housing	3,309	3,397	3,777	9.0%	8.0%	8/16/15 - 9/09/17

	14		240,363	241,132	235,176	8.4%	8.2%

Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	16,919	17,214	16,407	12.5%	12.5%	N/A

Total	20		$257,282	$258,346	$251,583	8.7%	8.5%

5.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at March 31, 2015 (1)	Maturity Date
Fixed Rate	$123,325	$124,022	3.77%	May 2031 - August 2051
(1) Weighted average effective rate includes private mortgage insurance.
Mortgage Debt Modification. In March 2015, the Company modified six existing mortgage notes insured by the United States Department of Housing and Urban Development (“HUD”) totaling $59.2 million. The Company maintained the original maturity dates and reduced the weighted average interest rate from 4.39% to 3.98% per annum.
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

Senior Unsecured Notes
2021 Notes and 2023 Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2015 (1)	December 31, 2014 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Outstanding principal balance for Senior Notes does not include discount of $0.7 million as of March 31, 2015 and December 31, 2014.
The 2021 Notes and the 2023 Notes (collectively, the “Senior Notes”) were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”). The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year and the 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require us to comply with specified restrictive covenants. As of March 31, 2015, the Company was in compliance with all applicable covenants under the Senior Notes Indentures.
2018 Notes
On January 8, 2014, the Company commenced a cash tender offer with respect to the remaining $211.3 million aggregate principal amount of 8.125% senior unsecured notes due 2018 (the “2018 Notes”) then outstanding that were originally issued by the Issuers in October 2010 and July 2012. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the indenture governing the 2018 Notes, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in $21.6 million of tender offer and redemption related costs and write-offs for the three months ended March 31, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income (loss) for the three months ended March 31, 2014.
Revolving Credit Facility
The Operating Partnership has entered into an unsecured revolving credit facility (the “Revolving Credit Facility”) that provides for a borrowing capacity of $650.0 million and an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, the Company entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.
The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018, and includes a one year extension option. In addition to the $200.0 million term loan, as of March 31, 2015, there was $26.0 million outstanding under the Revolving Credit Facility and $424.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) the Base Rate, with such percentage varying based on the Consolidated Leverage Ratio, each term as defined in the credit agreement for the Revolving Credit Facility. As of March 31, 2015, the interest rate on the Revolving Credit Facility was 2.28%. In addition, the Operating Partnership pays a fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three months ended March 31, 2015, the Company incurred $0.2 million in interest expense on amounts outstanding under the Revolving Credit Facility and $0.4 million of unused facility fees.

The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra. The Revolving Credit Facility contains customary restrictive covenants as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2015, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Interest Expense
During the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $13.9 million and $11.1 million, respectively. Included in interest expense for the three months ended March 31, 2015 and 2014 was $1.3 million and $0.9 million, respectively, of deferred financing costs amortization. As of March 31, 2015 and December 31, 2014, the Company had $9.0 million and $13.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2015 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Revolving Credit Facility and Term Loan (2)	Total
April 1, 2015 through December 31, 2015	$2,102	$—	$—	$2,102
2016	2,987	—	—	2,987
2017	3,083	—	—	3,083
2018	3,182	—	226,000	229,182
2019	3,284	—	—	3,284
Thereafter	108,687	700,000	—	808,687
	$123,325	$700,000	$226,000	$1,049,325
(1) Outstanding principal balance for Senior Notes does not include discount of $0.7 million as of March 31, 2015.
(2) Subject to a one-year extension option.

6.	DERIVATIVE INSTRUMENTS
The Company purchased an interest rate cap for $6.2 million, which was effective October 10, 2014, to hedge the future payments on the first $200.0 million of variable rate borrowings for a period of time from October 10, 2014 through September 10, 2019. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its earnings objectives. The Company does not enter into derivatives for speculative purposes.
At inception, the interest rate cap was deemed to be highly effective in achieving offsetting cash flows attributable to the variability in the interest rate during the term of the hedge. As of March 31, 2015, the Company had over $200.0 million of variable rate borrowings and the interest rate cap was deemed to be highly effective. During the three months ended March 31, 2015, the Company recorded a $1.5 million fair value adjustment related to the interest rate cap and included this amount in unrealized loss on cash flow hedge on the accompanying condensed consolidated statements of comprehensive income (loss). As of March 31, 2015, the fair value of the interest rate cap was $3.1 million and this amount is included in prepaid expenses, deferred financing costs and other assets on the accompanying condensed consolidated balance sheets. Approximately $70,000 of losses, which are included in accumulated other comprehensive loss, are expected to be reclassified into earnings in the next 12 months.
The following table illustrates the effect on the fair value of the interest rate cap as a result of movements in the interest rate market (dollars in thousands):

Effects of Change in Interest Rates
+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
$1,947	$(1,511)	$4,284	$(2,522)

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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying condensed consolidated balance sheets. The Company estimates the fair value of derivative instruments, including the interest rate cap, using the assistance of a third party using inputs that are observable in the market, which includes forward yield curves and other relevant information. As such, the Company classifies these inputs as Level 2 inputs.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2015			December 31, 2014
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$240,363	$241,132	$241,860	$234,359	$235,176	$234,227
Preferred equity investments	16,919	17,214	17,638	16,125	16,407	17,115
Financial liabilities:
Senior Notes	700,000	699,298	744,500	700,000	699,272	723,625
Mortgage indebtedness	123,325	123,325	118,471	124,022	124,022	122,131

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).

The Company determined the fair value of financial instruments as of March 31, 2015 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$241,860	$—	$—	$241,860
Preferred equity investments	17,638	—	—	17,638
Financial liabilities:
Senior Notes	744,500	—	744,500	—
Mortgage indebtedness	118,471	—	—	118,471
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
During the three months ended March 31, 2015, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Interest rate cap	$3,073	$—	$3,073	$—
Contingent consideration liability	4,000	—	—	4,000
The Company’s contingent consideration liability is the result of two acquisitions of real estate (see Note 3, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration liability, the Company used significant inputs not observable in the market to estimate the liability. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios.  As of March 31, 2015, the total contingent consideration liability was valued at $4.0 million. The following reconciliation provides the details of activity during the three months ended March 31, 2015 for contingent consideration liability recorded at fair value using Level 3 inputs:

Balance as of December 31, 2014	$3,900
Increase in contingent liability	100
Balance as of March 31, 2015	$4,000

A corresponding amount equal to the increase in contingent liability was included as other expense on the accompanying condensed consolidated statements of income (loss) for the three months ended March 31, 2015.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At March 31, 2015, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2015:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 12, 2015	February 13, 2015	$0.39	February 27, 2015
On May 12, 2014, the Company completed an underwritten public offering of 8.1 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share. A portion of these proceeds was used to repay borrowings outstanding under the Company's prior Revolving Credit Facility.
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
During the three months ended March 31, 2015, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2014 Bonus Plan pursuant to an election by certain participants to receive their bonus payment in shares of the Company's common stock.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the three months ended March 31, 2015, pursuant to advance elections made by certain participants, the Company incurred $4.7 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
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
The Company sold no shares under the 2014 ATM Program during the three months ended March 31, 2015. As of March 31, 2015, the Company had $76.5 million available under the 2014 ATM Program.

9.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator
Net income (loss) attributable to common stockholders	$16,889	$(9,864)

Denominator
Basic weighted average common shares and common equivalents	59,185,225	38,968,403
Dilutive restricted stock units	374,028	—

Diluted weighted average common shares	59,559,253	38,968,403

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.29	$(0.25)

Diluted common share	$0.28	$(0.25)
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended March 31, 2015 and 2014, 300 and 38,000 restricted stock units, respectively, were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the three months ended March 31, 2014. No stock options were outstanding during the three months ended March 31, 2015.

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
The Guarantors were also subject to the guarantees described above while the 2018 Notes were outstanding, but such guarantees were released following the redemption of all of the remaining 2018 Notes in the three months ended March 31, 2014. As of March 31, 2015, no 2018 Notes were outstanding.
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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$50	$—	$1,494,137	$138,520	$—	$1,632,707
Loans receivable and other investments, net	—	—	258,346	—	—	258,346
Cash and cash equivalents	1,805	—	—	2,366	—	4,171
Restricted cash	—	—	160	6,788	—	6,948
Prepaid expenses, deferred financing costs and other assets, net	1,153	25,041	67,430	8,701	—	102,325
Intercompany	379,217	787,986	—	—	(1,167,203)	—
Investment in subsidiaries	558,045	679,121	25,512	—	(1,262,678)	—
Total assets	$940,270	$1,492,148	$1,845,585	$156,375	$(2,429,881)	$2,004,497

Liabilities
Mortgage notes	$—	$—	$—	$123,325	$—	$123,325
Revolving credit facility	—	26,000	—	—	—	26,000
Term loan	—	200,000	—	—	—	200,000
Senior unsecured notes	—	699,298	—	—	—	699,298
Accounts payable and accrued liabilities	8,062	8,805	5,977	876	—	23,720
Intercompany	—	—	1,165,099	2,104	(1,167,203)	—
Total liabilities	8,062	934,103	1,171,076	126,305	(1,167,203)	1,072,343

Total Sabra Health Care REIT, Inc. stockholders' equity	932,208	558,045	674,509	30,124	(1,262,678)	932,208
Noncontrolling interests	—	—	—	(54)	—	(54)
Total equity	932,208	558,045	674,509	30,070	(1,262,678)	932,154
Total liabilities and equity	$940,270	$1,492,148	$1,845,585	$156,375	$(2,429,881)	$2,004,497

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$60	$—	$1,505,974	$139,771	$—	$1,645,805
Loans receivable and other investments, net	—	—	251,583	—	—	251,583
Cash and cash equivalents	58,799	—	—	2,994	—	61,793
Restricted cash	—	—	160	6,864	—	7,024
Prepaid expenses, deferred financing costs and other assets, net	586	27,803	62,325	7,973	—	98,687
Intercompany	444,499	757,676	—	—	(1,202,175)	—
Investment in subsidiaries	447,916	642,611	25,057	—	(1,115,584)	—
Total assets	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

Liabilities
Mortgage notes	$—	$—	$—	$124,022	$—	$124,022
Revolving credit facility	—	68,000	—	—	—	68,000
Term loan	—	200,000	—	—	—	200,000
Senior unsecured notes	—	699,272	—	—	—	699,272
Accounts payable and accrued liabilities	9,994	12,902	7,422	1,457	—	31,775
Intercompany	—	—	1,198,779	3,396	(1,202,175)	—
Total liabilities	9,994	980,174	1,206,201	128,875	(1,202,175)	1,123,069

Total Sabra Health Care REIT, Inc. stockholders' equity	941,866	447,916	638,898	28,770	(1,115,584)	941,866
Noncontrolling interests	—	—	—	(43)	—	(43)
Total equity	941,866	447,916	638,898	28,727	(1,115,584)	941,823
Total liabilities and equity	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$44,601	$4,904	$—	$49,505
Interest and other income	1	—	5,384	682	—	6,067
Total revenues	1	—	49,985	5,586	—	55,572
Expenses:
Depreciation and amortization	13	—	12,702	1,435	—	14,150
Interest	—	12,550	—	1,330	—	13,880
General and administrative	5,438	—	2,023	542	—	8,003
Total expenses	5,451	12,550	14,725	3,307	—	36,033

Other income (expense):
Other (expense) income	—	—	(100)	—	—	(100)

Total other expense	—	—	(100)	—	—	(100)

Income in subsidiaries	24,900	37,450	1,395	—	(63,745)	—

Net income	19,450	24,900	36,555	2,279	(63,745)	19,439

Net loss attributable to noncontrolling interests	—	—	—	11	—	11

Net income attributable to Sabra Health Care REIT, Inc.	19,450	24,900	36,555	2,290	(63,745)	19,450

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$16,889	$24,900	$36,555	$2,290	$(63,745)	$16,889

Net income attributable to common stockholders, per:
Basic common share						$0.29
Diluted common share						$0.28
Weighted-average number of common shares outstanding, basic						59,185,225
Weighted-average number of common shares outstanding, diluted						59,559,253

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the Three Months Ended March 31, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$28,777	$7,316	$—	$36,093
Interest and other income	4	—	4,092	661	—	4,757
Total revenues	4	—	32,869	7,977	—	40,850
Expenses:
Depreciation and amortization	13	—	7,420	1,917	—	9,350
Interest	—	7,790	1,874	1,470	—	11,134
General and administrative	4,692	1	444	716	—	5,853
Total expenses	4,705	7,791	9,738	4,103	—	26,337

Other (expense) income:
Loss on extinguishment of debt	—	(21,619)	—	(515)	—	(22,134)
Other income	—	—	300	—	—	300

Total other (expense) income	—	(21,619)	300	(515)	—	(21,834)

(Loss) income in subsidiaries	(2,602)	26,808	1,341	—	(25,547)	—

Net (loss) income	(7,303)	(2,602)	24,772	3,359	(25,547)	(7,321)

Net loss attributable to noncontrolling interests	—	—	—	18	—	18

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(7,303)	(2,602)	24,772	3,377	(25,547)	(7,303)

Preferred dividends	(2,561)	—	—	—	—	(2,561)

Net (loss) income attributable to common stockholders	$(9,864)	$(2,602)	$24,772	$3,377	$(25,547)	$(9,864)

Net loss attributable to common stockholders, per:
Basic common share						$(0.25)
Diluted common share						$(0.25)
Weighted-average number of common shares outstanding, basic						38,968,403
Weighted-average number of common shares outstanding, diluted						38,968,403

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated

Net income	$19,450	$24,900	$36,555	$2,279	$(63,745)	$19,439
Other comprehensive loss:
Unrealized loss on cash flow hedge	—	(1,545)	—	—	—	(1,545)

Comprehensive income	19,450	23,355	36,555	2,279	(63,745)	17,894

Comprehensive loss attributable to noncontrolling interest	—	—	—	11	—	11

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$19,450	$23,355	$36,555	$2,290	$(63,745)	$17,905

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$23,502	$—	$—	$1,199	$—	$24,701
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	(7,303)	—	—	(7,303)
Preferred equity investments	—	—	(311)	—	—	(311)
Additions to real estate	(3)	—	(501)	(171)	—	(675)
Repayment of loans receivable	—	—	2,052	—	—	2,052
Investment in subsidiaries	(414)	(414)	—	—	828	—
Distribution from subsidiaries	1,355	1,355	—	—	(2,710)	—
Intercompany financing	(48,175)	(6,063)	—	—	54,238	—
Net cash used in investing activities	(47,237)	(5,122)	(6,063)	(171)	52,356	(6,237)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(42,000)	—	—	—	(42,000)
Principal payments on mortgage notes	—	—	—	(697)	—	(697)
Payments of deferred financing costs	—	(112)	—	(18)	—	(130)
Issuance of common stock	(7,587)	—	—	—	—	(7,587)
Dividends paid on common and preferred stock	(25,672)	—	—	—	—	(25,672)
Contribution from parent	—	414	—	414	(828)	—
Distribution to parent	—	(1,355)	—	(1,355)	2,710	—
Intercompany financing	—	48,175	6,063	—	(54,238)	—
Net cash (used in) provided by financing activities	(33,259)	5,122	6,063	(1,656)	(52,356)	(76,086)
Net decrease in cash and cash equivalents	(56,994)	—	—	(628)	—	(57,622)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$1,805	$—	$—	$2,366	$—	$4,171

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(10,795)	$—	$—	$12,002	$—	$1,207
Cash flows from investing activities:
Acquisitions of real estate	—	—	(108,650)	—	—	(108,650)
Origination of note receivable	—	—	(19,428)	—	—	(19,428)
Preferred equity investment	—	—	(5)	—	—	(5)
Additions to real estate	—	—	(56)	—	—	(56)
Investment in subsidiaries	(1,165)	(1,165)	—	—	2,330	—
Intercompany financing	27,955	(101,641)	—	—	73,686	—
Net cash provided by (used in) investing activities	26,790	(102,806)	(128,139)	—	76,016	(128,139)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000	—	—	—	350,000
Principal payments on senior unsecured notes	—	(211,250)	—	—	—	(211,250)
Net proceeds from revolving credit facility	—	—	26,500	—	—	26,500
Proceeds from mortgage notes	—	—	—	46,103	—	46,103
Principal payments on mortgage notes	—	—	—	(57,325)	—	(57,325)
Payments of deferred financing costs	—	(9,154)	(2)	(717)	—	(9,873)
Issuance of common stock	(648)	—	—	—	—	(648)
Dividends paid	(16,597)	—	—	—	—	(16,597)
Contribution from parent	—	1,165	—	1,165	(2,330)	—
Intercompany financing	—	(27,955)	101,641	—	(73,686)	—
Net cash (used in) provided by financing activities	(17,245)	102,806	128,139	(10,774)	(76,016)	126,910
Net (decrease) increase in cash and cash equivalents	(1,250)	—	—	1,228	—	(22)
Cash and cash equivalents, beginning of period	3,551	—	—	757	—	4,308
Cash and cash equivalents, end of period	$2,301	$—	$—	$1,985	$—	$4,286

11.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three months ended March 31, 2015 and 2014. The Company acquired six skilled nursing facilities and two senior housing facilities during the three months ended March 31, 2014. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2013, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Revenues	$55,572	$42,322
Depreciation and amortization	14,150	9,702
Net income (loss) attributable to common stockholders	16,889	(8,467)

Net income (loss) attributable to common stockholders, per:
Basic common share	$0.29	$(0.22)
Diluted common share	$0.28	$(0.22)

Weighted-average number of common shares outstanding, basic	59,185,225	38,968,403
Weighted-average number of common shares outstanding, diluted	59,559,253	38,968,403

12.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2015.

Income Taxes
As a result of the Company’s separation from Sun effective November 15, 2010 (the “Separation Date”), the Company is the surviving taxpayer for income tax purposes. Accordingly, tax positions taken prior to the Separation Date remained the Company’s obligations after the Separation Date. Sun agreed to indemnify the Company against, among other things, federal, state and local taxes (including penalties and interest) related to periods prior to the Separation Date to the extent the deferred tax assets allocated to the Company are not sufficient and/or cannot be utilized to satisfy these taxes.
Effective December 1, 2012, Sun was acquired by Genesis HealthCare LLC. As a result of its acquisition of Sun, Genesis HealthCare LLC became successor to the obligations of Sun described above. Effective February 2, 2015, Genesis HealthCare LLC combined with Skilled Healthcare Group, Inc. and now operates under the name Genesis Healthcare, Inc. (“Genesis”).
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
Dividend Declaration
On May 5, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on May 29, 2015 to common stockholders of record as of the close of business on May 15, 2015.
On May 5, 2015, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 29, 2015 to preferred stockholders of record as of the close of business on May 15, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2014 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Overview
We began operating on November 15, 2010 as a self-administered, self-managed REIT that, through our subsidiaries, owns and invests in real estate serving the healthcare industry.
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

We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. We operate through an umbrella partnership (commonly referred to as an UPREIT) structure in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), in which we are the sole general partner and our wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership.

Acquisitions and Investments
We made investments of $8.3 million during the three months ended March 31, 2015. These investments consisted of: (i) $0.7 million of real estate additions; (ii) $0.3 million of preferred equity investments; and (iii) $7.3 million of investments in loans receivable.

Debt Modification
During the three months ended March 31, 2015, we modified six existing mortgage notes insured by United States Department of Housing and Urban Development (“HUD”) totaling $59.2 million. We maintained the original maturity dates and reduced the weighted average interest rate from 4.39% to 3.98% per annum.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2014 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2015.
Recently Issued Accounting Standards Update
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) 2015-01, Income Statement–Extraordinary and Unusual (“ASU 2015-01”).  ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation–Amendments to the Consolidation Analysis (Topic 810) (“ASU 2015-02”).  ASU 2015-02 updates guidance related to accounting for consolidation of certain limited partnerships. ASU 2015-02 does not add or remove any of the five characteristics that determine if an entity is a VIE; however, it changes the manner in which a reporting entity assesses its ability to make decisions about the entity's activities. Additionally, ASU 2015-02 removes three of the six criteria that must be met for a fee arrangement to not be a VIE and modifies how an entity assesses interests held through related parties. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.
In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Results of Operations
As of March 31, 2015, our investment portfolio included 160 real estate properties held for investment, 14 investments in loans receivable and six preferred equity investments. As of March 31, 2014, our investment portfolio included 129 real estate properties held for investment, 11 investments in loans receivable and two preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2015 and 2014 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three months ended March 31, 2015 and 2014 are not directly comparable due to the increase in investments made subsequent to the beginning of the respective comparable period in the preceding year.
Comparison of results of operations for the three months ended March 31, 2015 versus the three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2015	2014
Revenues:
Rental income	$49,505	$36,093	$13,412	37%	$13,849	$(437)
Interest and other income	6,067	4,757	1,310	28%	1,116	194
Expenses:
Depreciation and amortization	14,150	9,350	4,800	51%	4,979	(179)
Interest	13,880	11,134	2,746	25%	—	2,746
General and administrative	8,003	5,853	2,150	37%	(247)	2,397
Other (expense) income:
Loss on extinguishment of debt	—	(22,134)	22,134	100%	—	22,134
Other (expense) income	(100)	300	(400)	(133)%	—	(400)
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of investments/dispositions made after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 that is not a direct result of investments/dispositions made after January 1, 2014.
Rental Income
During the three months ended March 31, 2015, we recognized $49.5 million of rental income compared to $36.1 million for the three months ended March 31, 2014. The $13.4 million increase in rental income is primarily due to an increase of $14.6 million from properties acquired after January 1, 2014, offset by a decrease of $0.7 million from properties disposed of after January 1, 2014. The increase is further offset by a decrease in rental income primarily related to a $0.5 million decrease in rental income as a result of modifying lease terms in connection with the transition of operations on two facilities. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and there is no contingent rental income that may be derived from our properties.
Interest and Other Income
During the three months ended March 31, 2015, we recognized $6.1 million of interest and other income compared to $4.8 million for the three months ended March 31, 2014. Interest and other income during the three months ended March 31, 2015 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on six preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $258.3 million as of March 31, 2015. Interest and other income during the three months ended March 31, 2014 primarily consisted of income earned on our 11 loans receivable investments and preferred dividends on our two preferred equity investments. These investments had a combined book value of $199.6 million as of March 31, 2014. Interest and other income during the three months ended March 31, 2015 and 2014, also includes $0.7 million of operating revenues associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues in our condensed consolidated statements of income (loss).

Depreciation and Amortization
During the three months ended March 31, 2015, we incurred $14.2 million of depreciation and amortization expense compared to $9.4 million for the three months ended March 31, 2014. The $4.8 million net increase in depreciation and amortization was primarily due to an increase of $5.2 million from properties acquired after January 1, 2014, partially offset by a decrease of $0.2 million from properties disposed of after January 1, 2014 and $0.2 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2015, we incurred $13.9 million of interest expense compared to $11.1 million for the three months ended March 31, 2014. The $2.7 million net increase is primarily related to (i) a $3.5 million increase in interest expense and amortization of deferred financing costs related to the January 2014 and October 2014 issuances of the $350.0 million and $150.0 million, respectively, aggregate principal amounts of 2021 Notes (defined below) and (ii) $1.2 million of interest expense related to the term loan, partially offset by (x) a $0.7 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the three months ended March 31, 2015, (y) a $1.1 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes (defined below) completed in February 2014 and (z) a $0.2 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of an existing $29.8 million variable rate mortgage note. See Note 5, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the Revolving Credit Facility.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating expenses associated with the consolidation of our RIDEA-compliant joint venture and other costs associated with acquisition pursuit activities and asset management. During the three months ended March 31, 2015, general and administrative expenses were $8.0 million compared to $5.9 million during the three months ended March 31, 2014. The $2.2 million increase is primarily related to (i) a $0.4 million increase in state income taxes due to the increased number of investments, (ii) $0.3 million of facility operating expenses associated with transitioning two assets to new operators, (iii) a $1.1 million increase in the allowance for doubtful accounts and (iv) a $0.4 million increase in stock-based compensation. The increase in stock-based compensation expense, from $2.5 million during the three months ended March 31, 2014 to $2.9 million during the three months ended March 31, 2015, is primarily related to the change in our stock price during the three months ended March 31, 2015 (an increase of $2.78 per share) compared to the three months ended March 31, 2014 (an increase of $1.75 per share) associated with annual stock bonuses. We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Loss on Extinguishment of Debt
During the three months ended March 31, 2014, we recognized $22.1 million of loss on debt extinguishment. Of this amount, $21.6 million related to the redemption fee paid and the write-offs of deferred financing costs and issuance premium in connection with the redemption of the then-outstanding 2018 Notes and $0.5 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing. We did not recognize any loss on debt extinguishment during the three months ended March 31, 2015.
Other Income (Expense)
During the three months ended March 31, 2015, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties (see Note 3, “Real Estate Properties Held for Investment” in the Notes to Condensed Consolidated Financial Statements for further details). During the three months ended March 31, 2014, we recognized $0.3 million in other income as a result of adjusting the fair value of our contingent consideration liability related to the Forest Park - Frisco acquisition (see Note 3, “Real Estate Properties Held for Investment,” in the Notes to Condensed Consolidated Financial Statements for further details).
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National

Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs, acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income , changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2015 and 2014, to net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$16,889	$(9,864)
Depreciation and amortization of real estate assets	14,150	9,350

FFO	31,039	(514)

Acquisition pursuit costs	310	392
Stock-based compensation expense	2,918	2,513
Straight-line rental income adjustments	(5,656)	(4,186)
Amortization of deferred financing costs	1,261	945
Non-cash portion of loss on extinguishment of debt	—	1,338
Other non-cash adjustments	659	(164)

AFFO	$30,531	$324

FFO per diluted common share	$0.52	$(0.01)

AFFO per diluted common share	$0.51	$0.01

Weighted average number of common shares outstanding, diluted:
FFO	59,559,253	38,968,403

AFFO	59,893,055	39,795,847

Set forth below is additional information related to certain other items included in net income (loss) attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income (Loss) Attributable to Common Stockholders:

•
During the three months ended March 31, 2015, we recognized $0.1 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties. See Note 3, “Real Estate Properties Held for Investment” in the Notes to Condensed Consolidated Financial Statements for further details. This entire amount is included in FFO for the three months ended March 31, 2015.

•
During the three months ended March 31, 2015, we recognized $0.3 million of nonrecurring facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the three months ended March 31, 2015.

•
During the three months ended March 31, 2014, we incurred $22.1 million of loss on debt extinguishment. This amount includes $20.8 million in payments made to noteholders for early redemption of the then-outstanding 2018 Notes and $0.8 million of write-offs associated with unamortized deferred financing costs and issuance premium. The amount also includes $0.5 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing. The entire $22.1 million of the loss on extinguishment of debt is included in FFO for the three months ended March 31, 2014 and the $20.8 million early redemption premium is included in AFFO for the three months ended March 31, 2014.

•
During the three months ended March 31, 2014, we recognized $0.3 million of other income as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate property. This entire amount is included in FFO for the three months ended March 31, 2014.

•
During the three months ended March 31, 2014, we recognized $0.1 million of straight-line rental income write-off associated with the lease agreement for the senior housing facility that is part of the RIDEA-compliant joint venture that we entered into on January 1, 2014. This entire amount is included in FFO for the three months ended March 31, 2014.

Liquidity and Capital Resources
As of March 31, 2015, we had approximately $428.1 million in liquidity, consisting of unrestricted cash and cash equivalents of $4.1 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $424.0 million.
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
On December 1, 2014, we entered into a sales agreement (the “2014 Sales Agreements”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, MLV & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $200.0 million from time to time through the Sales Agents (the “2014 ATM Program”). The 2014 Sales Agreements supersede and replace our previous sales agreements entered into by us with certain sales agents on March 18, 2013. As of March 31, 2015, we have sold 4.4 million shares of our common stock under the 2014 ATM Program at an average price of $28.20 per share, generating gross proceeds of approximately $123.5 million, before $2.5 million of commissions. We sold no shares under the 2014 ATM Program during the three months ended March 31, 2015. As of March 31, 2015, we had $76.5 million available under the 2014 ATM Program.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $24.7 million for the three months ended March 31, 2015. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the three months ended March 31, 2015, net cash used in investing activities was $6.2 million and consisted of $7.3 million used to originate one loan receivable and provide additional funding for existing loans receivable, $0.3 million used to fund existing preferred equity investments and $0.7 million used for tenant improvements, partially offset by a $2.1 million partial repayment of one loan receivable.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the three months ended March 31, 2015, net cash used by financing activities was $76.1 million and consisted of $25.7 million of dividends paid to stockholders, $0.7 million of principal repayments of mortgage notes payable, $0.1 million of payments for deferred financing costs and $7.6 million in payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program. In addition, during the three months ended March 31, 2015, we repaid $42.0 million on our Revolving Credit Facility.
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
See Note 5, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the 2018 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2015, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
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

The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries. See Note 5, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility, including information regarding covenants contained in the Revolving Credit Facility. As of March 31, 2015, we were in compliance with all applicable financial covenants under the Revolving Credit Facility.
Mortgage Indebtedness
Of our 160 properties held for investment, 14 are subject to mortgage indebtedness to third parties that, as of March 31, 2015, totaled approximately $123.3 million. As of March 31, 2015 and December 31, 2014, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at March 31, 2015 (1)	Maturity Date
Fixed Rate	$123,325	$124,022	3.77%	May 2031 - August 2051
(1) Weighted average effective rate includes private mortgage insurance.

Capital Expenditures
There were $0.7 million and $0.1 million of capital expenditures for the three months ended March 31, 2015 and 2014, respectively. The capital expenditures for the three months ended March 31, 2015 include $3,000 of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $4.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings under our Revolving Credit Facility.
Dividends
We paid dividends of $25.7 million on our common and preferred stock during the three months ended March 31, 2015. On May 5, 2015, our board of directors declared a quarterly cash dividend of $0.39 per share of common stock. The dividend will be paid on May 29, 2015 to common stockholders of record as of May 15, 2015. Also on May 5, 2015, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 29, 2015 to preferred stockholders of record as of the close of business on May 15, 2015.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 160 real estate properties held for investment as of March 31, 2015 is diversified by location across 34 states.
As of March 31, 2015, our two largest tenants, Genesis and Holiday, represented 36.1% and 17.7%, respectively, of our annualized revenues. The obligations under both master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of March 31, 2015, 53.4% of our annualized revenues is derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.

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
On April 15, 2015, CMS released projections for fiscal year 2016 Medicare rates for skilled nursing facilities of a net increase of 1.4% over fiscal year 2015 payments (comprised of a market basket increase of 2.6% less 0.6% for a forecast error adjustment and less the productivity adjustment of 0.6%).
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, term loan and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of March 31, 2015 (in thousands):

		April 1 Through		Year Ended December 31,
	Total	December 31, 2015	2016	2017	2018	2019	After 2019
Mortgage indebtedness (1)	$192,492	$5,036	$7,005	$7,005	$7,005	$7,005	$159,436
Revolving Credit Facility (2)(3)	33,260	1,586	2,110	2,105	27,459	—	—
Term loan (3)	215,921	3,478	4,628	4,616	203,199	—	—
Senior Notes(4)	952,250	20,375	38,250	38,250	38,250	38,250	778,875
Contingent consideration	4,000	—	—	4,000	—	—	—
Operating lease	66	66	—	—	—	—	—
Total	$1,397,989	$30,541	$51,993	$55,976	$275,913	$45,255	$938,311

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $69.2 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Subject to a one-year extension option.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $252.3 million.
In addition to the above, we have committed to provide up to $90.8 million of funding related to four investments in loans receivables and two preferred equity investments. As of March 31, 2015, we had funded $72.9 million of these commitments. The investments in loans receivables have maturity dates ranging from 2016 through 2018.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2015, this indebtedness included $699.3 million aggregate principal amount of Senior Notes outstanding, $123.3 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $200.0 million term loan and $26.0 million outstanding under the Revolving Credit Facility. As of March 31, 2015, we had $226.0 million of outstanding variable rate indebtedness. In addition, as of March 31, 2015, we had $424.0 million available for borrowing under our Revolving Credit Facility.
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
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as of March 31, 2015, interest expense would increase by $2.3 million for the twelve months following March 31, 2015. As of March 31, 2015, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following March 31, 2015, interest expense on our variable rate debt would decrease by $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2014 Annual Report on Form 10-K.
ITEM 6. EXHIBITS

Ex.	Description

2.1
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

10.1*
Form of Amendment to Lease Agreement, dated February 2, 2015, by and among subsidiaries of Sabra Health Care REIT, Inc., subsidiaries of Genesis Healthcare, Inc., Genesis Healthcare, Inc., FC-Gen Operations Investment, LLC, and Genesis HealthCare LLC.

10.2*
Form of Guaranty of Lease, dated February 2, 2015, by Genesis Healthcare, Inc. and FC-Gen Operations Investment, LLC in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Lease Agreements, dated December 1, 2012, as amended.

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

SABRA HEALTH CARE REIT, INC.

Date: May 6, 2015	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)