Form 10-Q
period 2015-06-30
Sabra Health Care REIT, Inc.
filed 2015-08-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2015, there were 65,134,056 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Genesis Healthcare, Inc. (“Genesis”) and certain wholly owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday”) until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	changes in foreign currency exchange rates;

•	our ability to raise capital through equity and debt financings;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	the effect of increasing healthcare regulation and enforcement on our tenants and the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the ownership limits and anti-takeover defenses in our governing documents and Maryland law, which may restrict change of control or business combination opportunities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	our ability to maintain our status as a real estate investment trust (“REIT”); and

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $213,735 and $185,994 as of June 30, 2015 and December 31, 2014, respectively	$1,933,831	$1,645,805
Loans receivable and other investments, net	278,507	251,583
Cash and cash equivalents	6,042	61,793
Restricted cash	7,093	7,024
Prepaid expenses, deferred financing costs and other assets, net	112,329	98,687
Total assets	$2,337,802	$2,064,892

Liabilities
Mortgage notes	$142,252	$124,022
Revolving credit facility	122,000	68,000
Term loans	272,846	200,000
Senior unsecured notes	699,323	699,272
Accounts payable and accrued liabilities	30,573	31,775
Total liabilities	1,266,994	1,123,069

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,134,056 and 59,047,001 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	651	590
Additional paid-in capital	1,201,155	1,053,601
Cumulative distributions in excess of net income	(126,167)	(110,841)
Accumulated other comprehensive loss	(4,826)	(1,542)
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,070,871	941,866
Noncontrolling interests	(63)	(43)
Total equity	1,070,808	941,823
Total liabilities and equity	$2,337,802	$2,064,892
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$49,896	$37,485	$99,401	$73,578
Interest and other income	6,690	5,488	12,757	10,245

Total revenues	56,586	42,973	112,158	83,823

Expenses:
Depreciation and amortization	14,497	9,755	28,647	19,105
Interest	14,052	10,994	27,932	22,128
General and administrative	9,862	5,031	16,721	10,785
Provision for doubtful accounts and write-offs	2,972	2,895	4,116	2,994

Total expenses	41,383	28,675	77,416	55,012

Other income (expense):
Loss on extinguishment of debt	—	(162)	—	(22,296)
Other (expense) income	(100)	660	(200)	960
Gain on sale of real estate	1,723	—	1,723	—

Total other income (expense)	1,623	498	1,523	(21,336)

Net income	16,826	14,796	36,265	7,475

Net loss attributable to noncontrolling interests	9	5	20	23

Net income attributable to Sabra Health Care REIT, Inc.	16,835	14,801	36,285	7,498

Preferred stock dividends	(2,560)	(2,560)	(5,121)	(5,121)

Net income attributable to common stockholders	$14,275	$12,241	$31,164	$2,377

Net income attributable to common stockholders, per:

Basic common share	$0.24	$0.28	$0.53	$0.06

Diluted common share	$0.24	$0.28	$0.52	$0.06

Weighted-average number of common shares outstanding, basic	59,323,799	43,655,292	59,254,895	41,324,795

Weighted-average number of common shares outstanding, diluted	59,543,781	44,096,297	59,510,164	41,791,470

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$16,826	$14,796	$36,265	$7,475
Other comprehensive loss:
Foreign currency translation	(595)	—	(595)	—
Unrealized loss on cash flow hedges	(1,144)	—	(2,689)	—

Comprehensive income	15,087	14,796	32,981	7,475

Comprehensive loss attributable to noncontrolling interest	9	5	20	23

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$15,096	$14,801	$33,001	$7,498

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$—	$460,164	$—	$460,164
Net income (loss)	—	—	—	—	—	7,498	—	7,498	(23)	7,475
Amortization of stock-based compensation	—	—	—	—	5,195	—	—	5,195	—	5,195
Common stock issuance, net	—	—	8,474,406	85	220,424	—	—	220,509	—	220,509
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.74 per share)	—	—	—	—	—	(32,407)	—	(32,407)	—	(32,407)
Balance, June 30, 2014	5,750,000	$58	47,263,151	$473	$760,258	$(104,951)	$—	$655,838	$(23)	$655,815

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	36,285	—	36,285	(20)	36,265
Other comprehensive loss	—	—	—	—	—	—	(3,284)	(3,284)	—	(3,284)
Amortization of stock-based compensation	—	—	—	—	4,940	—	—	4,940	—	4,940
Common stock issuance, net	—	—	6,087,055	61	142,614	—	—	142,675	—	142,675
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.78 per share)	—	—	—	—	—	(46,490)	—	(46,490)	—	(46,490)
Balance, June 30, 2015	5,750,000	$58	65,134,056	$651	$1,201,155	$(126,167)	$(4,826)	$1,070,871	$(63)	$1,070,808

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$36,265	$7,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,647	19,105
Non-cash interest income adjustments	212	140
Amortization of deferred financing costs	2,529	1,872
Stock-based compensation expense	4,672	4,792
Amortization of debt discount (premium)	51	(33)
Loss on extinguishment of debt	—	1,418
Straight-line rental income adjustments	(11,834)	(8,433)
Provision for doubtful accounts and write-offs	4,116	2,994
Change in fair value of contingent consideration	200	(960)
Gain on sale of real estate	(1,723)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,292)	(1,171)
Accounts payable and accrued liabilities	1,014	3,312
Restricted cash	(1,550)	(1,590)

Net cash provided by operating activities	51,307	28,921

Cash flows from investing activities:
Acquisitions of real estate	(301,851)	(118,389)
Origination and fundings of loans receivable	(21,737)	(38,373)
Preferred equity investments	(5,131)	(6,458)
Additions to real estate	(1,033)	(783)
Repayment of loans receivable	2,052	—
Release of contingent consideration held in escrow	5,240	—
Net proceeds from the sale of real estate	1,800	—

Net cash used in investing activities	(320,660)	(164,003)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000
Principal payments on senior unsecured notes	—	(211,250)
Net proceeds (repayments) from revolving credit facility	54,000	(135,500)
Proceeds from term loan	73,242	—
Proceeds from mortgage notes	—	57,703
Principal payments on mortgage notes	(1,340)	(87,733)
Payments of deferred financing costs	(834)	(10,135)
Issuance of common stock	140,062	219,899
Dividends paid on common and preferred stock	(51,343)	(37,125)

Net cash provided by financing activities	213,787	145,859

Net (decrease) increase in cash and cash equivalents	(55,566)	10,777
Effect of foreign currency translation on cash and cash equivalents	(185)	—
Cash and cash equivalents, beginning of period	61,793	4,308

Cash and cash equivalents, end of period	$6,042	$15,085

Supplemental disclosure of cash flow information:
Interest paid	$25,441	$15,298
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage indebtedness	$19,677	$14,102
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its properties and assets and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra’s wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, investments in loans receivable and preferred equity investments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2015 and December 31, 2014 and for the periods ended June 30, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.
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
As of June 30, 2015, the Company identified one VIE, a senior housing facility leased to a 50%/50% RIDEA-compliant joint venture tenant, where it determined it was the primary beneficiary and has consolidated the operations of the facility in the accompanying condensed consolidated financial statements. As of June 30, 2015, the Company determined that operations of the facility were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2015, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
Reclassifications
Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated statements of income and the condensed consolidated statements of cash flows for all periods presented.
Foreign Currency
Certain of the Company's subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on its condensed consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of interest and other income on its condensed consolidated statements of income.
Derivative Instruments
The Company uses certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception the Company must make an assessment that the transaction that the Company intends to hedge is probable of occurring and this assessment must be updated each reporting period.
The Company recognizes all derivative instruments as assets or liabilities in the condensed consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. As of June 30, 2015, all of the Company's derivative instruments meet the criteria for hedge accounting.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific transactions as well as recognizing obligations or assets in the condensed consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying transaction will not occur, the Company would discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the then-current fair value of the derivative.
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
In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs related to a recognized debt liability paid to a third party other than the lender to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
3.RECENT REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2015, the Company acquired three skilled nursing/transitional care facilities and 10 senior housing facilities. During the six months ended June 30, 2014, the Company acquired six skilled nursing/transitional care facilities and three senior housing facilities. The consideration was allocated as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Land	$20,767	$11,939
Building and Improvements	294,911	126,855
Tenant Origination and Absorption Costs	4,421	2,075
Tenant Relationship	1,428	677

Total Consideration	$321,527	$141,546

As of June 30, 2015, the purchase price allocations for the acquisitions completed during the three months ended June 30, 2015 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective date of acquisition of 13 years and 22 years, respectively.

For the three and six months ended June 30, 2015, the Company recognized $0.7 million of total revenues and net income attributable to common stockholders, excluding acquisition pursuit costs of $0.4 million, from the properties acquired during the six months ended June 30, 2015.
On June 11, 2015, the Company acquired nine senior housing facilities with a total of 865 units located in British Columbia and Ontario, Canada (the “Canadian Portfolio”) for a purchase price of CAD $170.5 million (U.S. $138.8 million). Concurrently with the acquisition, the Company entered into a triple-net master lease agreement with an affiliate of Senior Lifestyle Corporation. The master lease has an initial term of 10 years with two five-year renewal options with annual rent increases of 4.0% in years two and three and the greater of 3.0% or the Canadian Consumer Price Index ("CPI") during the remainder of the lease term. The master lease is expected to generate annual lease revenues determined in accordance with GAAP of CAD $11.9 million. In connection with the acquisition of the Canadian Portfolio, the Company assumed three existing mortgage loans with outstanding principal amounts totaling CAD $24.2 million.
On June 30, 2015, the Company acquired three skilled nursing facilities that specialize in transitional care and medically complex post-surgical, ventilator and dialysis patients with a total of 472 licensed beds located in Maryland (collectively, the "NMS Portfolio") for a purchase price of $175.2 million. Concurrently with the acquisition, the Company entered into a triple-net master lease agreement with the current operator (“NMS Operator”). The master lease has an initial term of 15 years with two 10-year renewal options and annual rent escalators equal to the greater of 2.50% or CPI, but not to exceed 2.75%. The lease is expected to generate annual lease revenues determined in accordance with GAAP of $18.3 million. Also on June 30, 2015, the Company entered into a purchase and sale agreement with the seller of the NMS Portfolio to acquire a fourth skilled nursing facility that also specializes in transitional care and medically complex post-surgical, ventilator and dialysis patients with a total of 206 licensed beds located in Maryland for $58.8 million. The transaction is expected to close during the fourth quarter of 2015 and the facility will be operated by the NMS Operator under a separate lease agreement with similar terms.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	106	11,813	$1,026,652	$(166,313)	$860,339
Senior Housing	64	6,112	944,831	(32,965)	911,866
Acute Care Hospitals	2	124	175,807	(14,225)	161,582
	172	18,049	2,147,290	(213,503)	1,933,787
Corporate Level			276	(232)	44
			$2,147,566	$(213,735)	$1,933,831
As of December 31, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,336	$851,252	$(151,978)	$699,274
Senior Housing	55	5,258	804,475	(22,487)	781,988
Acute Care Hospitals	2	124	175,807	(11,324)	164,483
	160	16,718	1,831,534	(185,789)	1,645,745
Corporate Level			265	(205)	60
			$1,831,799	$(185,994)	$1,645,805

	June 30, 2015	December 31, 2014
Building and improvements	$1,833,604	$1,551,548
Furniture and equipment	95,818	82,812
Land improvements	3,646	3,646
Land	214,498	193,793
	2,147,566	1,831,799
Accumulated depreciation	(213,735)	(185,994)
	$1,933,831	$1,645,805
Contingent Consideration Liability
On February 14, 2014, the Company acquired four skilled nursing facilities and two senior housing facilities for $90.0 million. The Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the Company's entry into the master lease. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of June 30, 2015, based on the potential future performance of the facilities, the contingent consideration liability is estimated at $4.1 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. During the three and six months ended June 30, 2015, the Company recorded an adjustment to increase the contingent consideration liability by $0.1 million and $0.2 million, respectively, and included this amount in other income (expense) on the accompanying condensed consolidated statements of income.
On October 22, 2013, the Company purchased one acute care hospital for $119.8 million, of which approximately $10.5 million was to be held in escrow for up to 20 months. The amount ultimately released from escrow was contingent on the tenant achieving certain performance hurdles. The seller was paid a fee of $0.5 million per annum during the escrow period through November 2014 . As of October 22, 2013, the amount the Company expected to release from escrow was valued at $7.3 million and was treated as contingent consideration. During the second quarter of 2014, $5.3 million was released from escrow to the seller as a result of the facility achieving certain of its performance hurdles. The facility did not meet the required performance hurdles for the remaining $5.2 million held in escrow and during the second quarter of 2015, the remaining $5.2 million was released to the Company. During the six months ended June 30, 2015, no adjustment was made to the contingent consideration liability.
Operating Leases
As of June 30, 2015, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from two to 17 years. As of June 30, 2015, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $0.4 million as of June 30, 2015 and December 31, 2014. As of June 30, 2015, 80 of the Company's 172 real estate properties held for investment were leased to subsidiaries of Genesis.
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
As of June 30, 2015, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2015 through December 31, 2015	$98,019
2016	201,174
2017	207,060
2018	212,935
2019	219,469
Thereafter	1,457,487
$2,396,144

Forest Park - Frisco Update
In January 2015, the tenant of the Forest Park-Frisco hospital ("Frisco") became unable to pay its rent obligations and as of June 30, 2015 owed the Company rent of $4.5 million. In addition, the Company had $4.7 million of accumulated straight-line rental income receivable. In the second quarter of 2015, the Frisco tenant approached Sabra to discuss modifications to the hospital lease to provide additional operating flexibility. On May 29, 2015, the Company entered into a Memorandum of Understanding ("MOU") with the Frisco tenant to restructure the terms of the lease effective June 2015, subject to the tenant and the management company for Forest Park obtaining additional financing for Frisco. As of July 21, 2015, such financing had not yet been secured and Sabra amended the MOU (“Amended MOU”) to, among other things, revise the payment to be made towards outstanding rents from the proceeds of the new financing to $250,000 with the remaining outstanding rents due as of May 31, 2015 being paid over time beginning in 2016. As of August 4, 2015, the additional financing has not closed and there continues to be uncertainty around the timing of financing and the adequacy of such financing to provide the Frisco tenant with the necessary liquidity to operate under the modified lease terms. Due to this uncertainty, the Company has increased its reserve associated with rents due and the accumulated straight-line rental income receivable balance to $4.6 million as of June 30, 2015. This reserve resulted in a $3.0 million provision for doubtful accounts during the three months ended June 30, 2015 included in the accompanying condensed consolidated statements of income. As more clarity is obtained around the financing and its adequacy, the Company will continue to monitor and update the reserve requirements and will continue to evaluate alternative solutions, which may include selling the Frisco hospital investment, which could result in additional reserves in the future.

5.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2015 and December 31, 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of June 30, 2015	Book Value as of June 30, 2015	Book Value as of December 31, 2014	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	6	Skilled Nursing / Senior Housing / Acute Care Hospital	$161,934	$162,258	$144,383	8.4%	8.2%	10/13/15 - 4/30/18
Construction	3	Acute Care Hospital / Senior Housing	70,910	71,170	65,525	7.7%	7.6%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	19,819	19,867	21,491	11.3%	11.1%	9/30/15 - 8/31/17
Pre-development	3	Senior Housing	2,454	2,541	3,777	9.0%	7.5%	1/28/17 - 9/09/17

	14		255,117	255,836	235,176	8.4%	8.3%

Other Investments:
Preferred Equity	8	Skilled Nursing / Senior Housing	22,332	22,671	16,407	13.0%	13.0%	N/A

Total	22		$277,449	$278,507	$251,583	8.8%	8.7%

On a quarterly basis, the Company reviews credit quality indicators of its loans receivable and other investments such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by the Company or the Company’s expectation that it will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan.
As of June 30, 2015, the deferred interest under the Forest Park - Dallas (“Dallas”) mortgage loan totaled $1.9 million. Under the terms of the amended loan agreement entered into in February 2015, the borrower under the Dallas mortgage loan (“Dallas Borrower”) is required to pay all rents received from the Dallas hospital tenant toward its interest obligations to the Company. Contractual rents due under the lease agreement are sufficient to fully repay the remaining deferred amounts by mid-2016 and future contractual rent payments due under the lease agreement are adequate to allow the Dallas Borrower to timely service its debt obligations to the Company in the future.  In addition, the Company's $110.0 million investment in the Dallas mortgage loan is less than the estimated fair value of the real estate collateral, based on a third party appraisal of the real estate.
As of June 30, 2015, based on the Company's assessment, the Company’s loan investments were performing under the terms of the respective agreements and none were considered to be impaired.

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at June 30, 2015 (1)	Maturity Date
Fixed Rate	$142,252	$124,022	3.77%	December 2021 - August 2051
(1) Weighted average effective rate includes private mortgage insurance.

Mortgage Debt Assumption. In June 2015, in connection with the acquisition of the Canadian Portfolio, the Company assumed three existing mortgage loans with outstanding principal amounts totaling CAD $24.2 million (U.S. $19.7 million) with annual interest rates of 3.74%. The assumed mortgage loans mature in December 2021.
Mortgage Debt Modification. In March 2015, the Company modified six existing mortgage notes insured by the United States Department of Housing and Urban Development (“HUD”) totaling $59.2 million. The Company maintained the original maturity dates and reduced the weighted average interest rate from 4.39% to 3.98% per annum.
Senior Unsecured Notes
2021 Notes and 2023 Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2015 (1)	December 31, 2014 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Outstanding principal balance for Senior Notes does not include discount of $0.7 million as of June 30, 2015 and December 31, 2014.
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
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 11, “Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require us to comply with specified restrictive covenants. As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
2018 Notes
On January 8, 2014, the Company commenced a cash tender offer with respect to the remaining $211.3 million aggregate principal amount of 8.125% senior unsecured notes due 2018 (the “2018 Notes”) then outstanding that were originally issued by the Issuers in October 2010 and July 2012. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the indenture governing the 2018 Notes, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in $21.6 million of tender offer and redemption related costs and write-offs for the six months ended June 30, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income for the six months ended June 30, 2014.
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
The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018, and includes a one year extension option. In addition to the $200.0 million term loan, as of June 30, 2015, there was $122.0 million outstanding under the Revolving Credit Facility and $328.0 million available for borrowing.

Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) the Base Rate, with such percentage varying based on the Consolidated Leverage Ratio, each term as defined in the credit agreement for the Revolving Credit Facility. As of June 30, 2015, the interest rate on the Revolving Credit Facility was 2.29%. In addition, the Operating Partnership pays a fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three and six months ended June 30, 2015, the Company incurred $0.3 million and $0.5 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and six months ended June 30, 2015, the Company incurred $0.4 million and $0.7 million, respectively, of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra. The Revolving Credit Facility contains customary restrictive covenants as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Canadian Term Loan
On June 10, 2015, Sabra Canadian Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a new Canadian dollar denominated term loan of CAD $90.0 million (U.S. $73.2 million) (the "Canadian Term Loan") with a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on the Company's consolidated leverage ratio. The Canadian Term Loan matures on June 10, 2020. Concurrently with entering into the Canadian Term Loan, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%.
The obligations under the Canadian Term Loan are guaranteed by Sabra and certain subsidiaries of Sabra. The Canadian Term Loan contains customary restrictive covenants as well as customary events of default. The Canadian Term Loan also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the Canadian Term Loan.
Interest Expense
During the three and six months ended June 30, 2015, the Company incurred interest expense of $14.1 million and $27.9 million, respectively, and $11.0 million and $22.1 million during the three and six months ended June 30, 2014, respectively. Interest expense includes deferred financing costs amortization of $1.3 million and $2.5 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had $13.1 million and $13.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2015 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Revolving Credit Facility (2)	Term Loans (2)	Total
July 1, 2015 through December 31, 2015	$1,705	$—	$—	$—	$1,705
2016	3,494	—	—	—	3,494
2017	3,608	—	—	—	3,608
2018	3,727	—	122,000	200,000	325,727
2019	3,849	—	—	—	3,849
Thereafter	125,869	700,000	—	72,846	898,715
	$142,252	$700,000	$122,000	$272,846	$1,237,098
(1) Outstanding principal balance for Senior Notes does not include discount of $0.7 million as of June 30, 2015.
(2) Revolving Credit Facility and U.S. term loan are subject to a one-year extension option.

7.	DERIVATIVE AND HEDGING INSTRUMENTS
The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign exchange rates. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and foreign exchange rates. The Company’s derivative financial instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. The Company does not enter into derivatives for speculative purposes.
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The notional value of the Company's interest rate cap was $200.0 million as of each of June 30, 2015 and December 31, 2014, respectively. The notional value of the Company's interest rate swap was CAD $90.0 million as of June 30, 2015. Approximately $0.9 million of losses, which are included in accumulated other comprehensive loss, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canadian entities. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments. The notional value of these contracts was CAD $56.3 million as of June 30, 2015. The Company also holds a CAD $90.0 million term loan which was designated as a net investment hedge. The Company did not hold any net investment hedges as of December 31, 2014.
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2015 and December 31, 2014 (in thousands):

			June 30, 2015	December 31, 2014	Maturity Dates
Type	Designation	Count	Fair Value			Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	1	$3,066	$4,618	2019	Prepaid expenses, deferred financing costs and other assets, net

Liabilities:
Interest rate swap	Cash Flow	1	$1,137	$—	2020	Accounts payable and accrued liabilities
Cross currency interest rate swaps	Net Investment	2	164	—	2025	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	72,846	—	2020	Term loans
			$74,147	$—

The following presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and six months ended June 30, 2015:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income (Effective Portion)		Income Statement Location
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Cash Flow Hedges:
Interest Rate Products	$(1,169)	$(2,714)	$(25)	$(25)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	(164)	(164)	—	—	N/A
CAD Term Loan	(396)	(396)	—	—	N/A

	$(1,729)	$(3,274)	$(25)	$(25)

During the three and six months ended June 30, 2015, the Company recorded no hedge ineffectiveness in earnings.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,066	$—	$3,066	$(32)	$—	$3,034
Offsetting Liabilities:
Derivatives	$1,301	$—	$1,301	$(32)	$—	$1,269

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $1.6 million.

8.FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, the Revolving Credit Facility and term loans are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:

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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying condensed consolidated balance sheets. The Company estimates the fair value of derivative instruments, including its interest rate cap, interest rate swap and cross currency swaps, using the assistance of a third party using inputs that are observable in the market, which includes forward yield curves and other relevant information. As such, the Company classifies these inputs as Level 2 inputs.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2015			December 31, 2014
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$255,117	$255,836	$259,771	$234,359	$235,176	$234,227
Preferred equity investments	22,332	22,671	24,341	16,125	16,407	17,115
Financial liabilities:
Senior Notes	700,000	699,323	725,000	700,000	699,272	723,625
Mortgage indebtedness	142,252	142,252	141,962	124,022	124,022	122,131

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of June 30, 2015 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$259,771	$—	$—	$259,771
Preferred equity investments	24,341	—	—	24,341
Financial liabilities:
Senior Notes	725,000	—	725,000	—
Mortgage indebtedness	141,962	—	—	141,962
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

During the six months ended June 30, 2015, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate cap	$3,066	$—	$3,066	$—
Financial liabilities:
Contingent consideration liability	4,100	—	—	4,100
Interest rate swap	1,137	—	1,137	—
Cross currency swap	164	—	164	—
The Company’s contingent consideration liability is the result of one acquisition of real estate (see Note 4, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration liability, the Company used significant inputs not observable in the market to estimate the liability. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios.  As of June 30, 2015, the total contingent consideration liability was valued at $4.1 million. The following reconciliation provides the details of activity during the six months ended June 30, 2015 for contingent consideration liability recorded at fair value using Level 3 inputs:

Balance as of December 31, 2014	$3,900
Increase in contingent liability	200
Balance as of June 30, 2015	$4,100

A corresponding amount equal to the increase in contingent liability was included as other expense on the accompanying condensed consolidated statements of income for the six months ended June 30, 2015.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At June 30, 2015, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2015:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 12, 2015	February 13, 2015	$0.39	February 27, 2015
May 5, 2015	May 15, 2015	$0.39	May 29, 2015
On June 30, 2015, the Company completed an underwritten public offering of 5.9 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $147.9 million from the offering, after giving effect to the issuance and sale of all 5.9 million shares of common stock, at a price of $25.06 per share. These proceeds were primarily used to repay borrowings outstanding under the Revolving Credit Facility.
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
On May 12, 2014, the Company completed an underwritten public offering of 8.1 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share. These proceeds were primarily used to repay borrowings outstanding under the Company's prior Revolving Credit Facility.
During the six months ended June 30, 2015, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2014 Bonus Plan pursuant to an election by certain participants to receive their bonus payment in shares of the Company's common stock.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the six months ended June 30, 2015, pursuant to advance elections made by certain participants, the Company incurred $4.7 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
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
The Company sold no shares under the 2014 ATM Program during the six months ended June 30, 2015. As of June 30, 2015, shares of the Company's common stock having an aggregate offering price of $76.5 million were available for sale under the 2014 ATM Program.

10.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to common stockholders	$14,275	$12,241	$31,164	$2,377

Denominator
Basic weighted average common shares and common equivalents	59,323,799	43,655,292	59,254,895	41,324,795
Dilutive restricted stock units	219,982	441,005	255,269	466,675

Diluted weighted average common shares	59,543,781	44,096,297	59,510,164	41,791,470

Net income attributable to common stockholders, per:

Basic common share	$0.24	$0.28	$0.53	$0.06

Diluted common share	$0.24	$0.28	$0.52	$0.06
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three and six months ended June 30, 2015 approximately 10,700 and 11,000 restricted stock units, respectively, were not included because they were considered anti-dilutive. During the three and six months ended June 30, 2014, approximately 9,000 and 10,000 restricted stock units, respectively, were not included because they were anti-dilutive. No stock options were considered anti-dilutive during the three and six months ended June 30, 2014. No stock options were outstanding during the six months ended June 30, 2015.

11.SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
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

The Guarantors were also subject to the guarantees described above while the 2018 Notes were outstanding, but such guarantees were released following the redemption of all of the remaining 2018 Notes in the six months ended June 30, 2014. As of June 30, 2015, no 2018 Notes were outstanding.
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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$44	$—	$1,766,502	$167,285	$—	$1,933,831
Loans receivable and other investments, net	—	—	278,507	—	—	278,507
Cash and cash equivalents	2,455	—	—	3,587	—	6,042
Restricted cash	—	—	160	6,933	—	7,093
Prepaid expenses, deferred financing costs and other assets, net	2,269	23,870	76,491	9,699	—	112,329
Intercompany	577,489	795,386	—	—	(1,372,875)	—
Investment in subsidiaries	495,905	712,059	27,023	—	(1,234,987)	—
Total assets	$1,078,162	$1,531,315	$2,148,683	$187,504	$(2,607,862)	$2,337,802

Liabilities
Mortgage notes	$—	$—	$—	$142,252	$—	$142,252
Revolving credit facility	—	122,000	—	—	—	122,000
Term loans	—	200,000	72,846	—	—	272,846
Senior unsecured notes	—	699,323	—	—	—	699,323
Accounts payable and accrued liabilities	7,291	14,087	8,406	789	—	30,573
Intercompany	—	—	1,360,918	11,957	(1,372,875)	—
Total liabilities	7,291	1,035,410	1,442,170	154,998	(1,372,875)	1,266,994

Total Sabra Health Care REIT, Inc. stockholders' equity	1,070,871	495,905	706,513	32,569	(1,234,987)	1,070,871
Noncontrolling interests	—	—	—	(63)	—	(63)
Total equity	1,070,871	495,905	706,513	32,506	(1,234,987)	1,070,808
Total liabilities and equity	$1,078,162	$1,531,315	$2,148,683	$187,504	$(2,607,862)	$2,337,802

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$60	$—	$1,505,974	$139,771	$—	$1,645,805
Loans receivable and other investments, net	—	—	251,583	—	—	251,583
Cash and cash equivalents	58,799	—	—	2,994	—	61,793
Restricted cash	—	—	160	6,864	—	7,024
Prepaid expenses, deferred financing costs and other assets, net	586	27,803	62,325	7,973	—	98,687
Intercompany	444,499	757,676	—	—	(1,202,175)	—
Investment in subsidiaries	447,916	642,611	25,057	—	(1,115,584)	—
Total assets	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

Liabilities
Mortgage notes	$—	$—	$—	$124,022	$—	$124,022
Revolving credit facility	—	68,000	—	—	—	68,000
Term loan	—	200,000	—	—	—	200,000
Senior unsecured notes	—	699,272	—	—	—	699,272
Accounts payable and accrued liabilities	9,994	12,902	7,422	1,457	—	31,775
Intercompany	—	—	1,198,779	3,396	(1,202,175)	—
Total liabilities	9,994	980,174	1,206,201	128,875	(1,202,175)	1,123,069

Total Sabra Health Care REIT, Inc. stockholders' equity	941,866	447,916	638,898	28,770	(1,115,584)	941,866
Noncontrolling interests	—	—	—	(43)	—	(43)
Total equity	941,866	447,916	638,898	28,727	(1,115,584)	941,823
Total liabilities and equity	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$44,888	$5,008	$—	$49,896
Interest and other income	—	74	5,925	691	—	6,690
Total revenues	—	74	50,813	5,699	—	56,586
Expenses:
Depreciation and amortization	14	—	12,981	1,502	—	14,497
Interest	—	12,665	136	1,251	—	14,052
General and administrative	3,589	2	5,714	557	—	9,862
Provision for doubtful accounts and write-offs	(136)	—	3,108	—	—	2,972
Total expenses	3,467	12,667	21,939	3,310	—	41,383

Other income (expense):
Other (expense) income	—	—	(100)	—	—	(100)
Gain on sale of real estate	—	—	1,723	—	—	1,723

Total other income (expense)	—	—	1,623	—	—	1,623

Income in subsidiaries	20,302	32,895	—	—	(53,197)	—

Net income	16,835	20,302	30,497	2,389	(53,197)	16,826

Net loss attributable to noncontrolling interests	—	—	—	9	—	9

Net income attributable to Sabra Health Care REIT, Inc.	16,835	20,302	30,497	2,398	(53,197)	16,835

Preferred stock dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$14,275	$20,302	$30,497	$2,398	$(53,197)	$14,275

Net income attributable to common stockholders, per:
Basic common share						$0.24
Diluted common share						$0.24
Weighted-average number of common shares outstanding, basic						59,323,799
Weighted-average number of common shares outstanding, diluted						59,543,781

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$29,795	$7,690	$—	$37,485
Interest and other income	3	—	4,806	679	—	5,488
Total revenues	3	—	34,601	8,369	—	42,973
Expenses:
Depreciation and amortization	13	—	7,725	2,017	—	9,755
Interest	—	7,964	1,613	1,417	—	10,994
General and administrative	3,869	1	588	573	—	5,031
Provision for doubtful accounts and write-offs	—	—	2,895	—	—	2,895
Total expenses	3,882	7,965	12,821	4,007	—	28,675

Other (expense) income:
Loss on extinguishment of debt	—	(70)	—	(92)	—	(162)
Other income (expense)	—	—	660	—	—	660

Total other (expense) income	—	(70)	660	(92)	—	498

Income in subsidiaries	18,680	26,715	1,078	—	(46,473)	—

Net income	14,801	18,680	23,518	4,270	(46,473)	14,796

Net loss attributable to noncontrolling interests	—	—	—	5	—	5

Net income attributable to Sabra Health Care REIT, Inc.	14,801	18,680	23,518	4,275	(46,473)	14,801

Preferred dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$12,241	$18,680	$23,518	$4,275	$(46,473)	$12,241

Net loss attributable to common stockholders, per:
Basic common share						$0.28
Diluted common share						$0.28
Weighted-average number of common shares outstanding, basic						43,655,292
Weighted-average number of common shares outstanding, diluted						44,096,297

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company		Issuers	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—		$—	$89,489		$9,912	$—	$99,401
Interest and other income	1		72	11,309		1,375	—	12,757
Total revenues	1		72	100,798		11,287	—	112,158
Expenses:
Depreciation and amortization	27		—	25,683		2,937	—	28,647
Interest	—		25,216	136		2,580	—	27,932
General and administrative	9,491		3	6,128		1,099	—	16,721
Provision for doubtful accounts and write-offs	(600)		—	4,716		—	—	4,116
Total expenses	8,918		25,219	36,663		6,616	—	77,416

Other income (expense):
Other (expense) income	—		—	(200)		—	—	(200)
Gain on sale of real estate	—		—	1,723		—	—	1,723

Total other income (expense)	—		—	1,523		—	—	1,523

Income in subsidiaries	45,202		70,349	—		—	(115,551)	—

Net income	36,285		45,202	65,658		4,671	(115,551)	36,265

Net loss attributable to noncontrolling interests	—		—	—		20	—	20

Net income attributable to Sabra Health Care REIT, Inc.	36,285		45,202	65,658		4,691	(115,551)	36,285

Preferred stock dividends	(5,121)		—	—		—	—	(5,121)

Net income attributable to common stockholders	$31,164	—	$45,202	$65,658	—	$4,691	$(115,551)	$31,164

Net income attributable to common stockholders, per:
Basic common share								$0.53
Diluted common share								$0.52
Weighted-average number of common shares outstanding, basic								59,254,895
Weighted-average number of common shares outstanding, diluted								59,510,164

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	—	—	58,572	15,006	—	73,578
Interest and other income	7	—	8,898	1,340	—	10,245
Total revenues	7	—	67,470	16,346	—	83,823
Expenses:
Depreciation and amortization	25	—	15,146	3,934	—	19,105
Interest	—	15,754	3,488	2,886	—	22,128
General and administrative	8,559	2	934	1,290	—	10,785
Provision for doubtful accounts and write-offs	—	—	2,994	—	—	2,994
Total expenses	8,584	15,756	22,562	8,110	—	55,012

Other (expense) income:
Loss on extinguishment of debt	—	(21,689)	—	(607)	—	(22,296)
Other income (expense)	—	—	960	—	—	960

Total other (expense) income	—	(21,689)	960	(607)	—	(21,336)

Income in subsidiaries	16,075	53,520	2,419	—	(72,014)	—

Net income	7,498	16,075	48,287	7,629	(72,014)	7,475

Net loss attributable to noncontrolling interests	—	—	—	23	—	23

Net income attributable to Sabra Health Care REIT, Inc.	7,498	16,075	48,287	7,652	(72,014)	7,498

Preferred dividends	(5,121)	—	—	—	—	(5,121)

Net income attributable to common stockholders	2,377	16,075	48,287	7,652	(72,014)	2,377

Net income attributable to common stockholders, per:
Basic common share						0.06
Diluted common share						0.06
Weighted-average number of common shares outstanding, basic						41,324,795
Weighted-average number of common shares outstanding, diluted						41,791,470

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated

Net income	$16,835	$20,302	$30,497	$2,389	$(53,197)	$16,826
Other comprehensive loss:
Foreign currency translation	—	(164)	(326)	(105)	—	(595)
Unrealized loss on cash flow hedge	—	(1,144)	—	—	—	(1,144)

Comprehensive income	16,835	18,994	30,171	2,284	(53,197)	15,087

Comprehensive loss attributable to noncontrolling interest	—	—	—	9	—	9

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$16,835	$18,994	$30,171	$2,293	$(53,197)	$15,096

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated

Net income	$36,285	$45,202	$65,658	$4,671	$(115,551)	$36,265
Other comprehensive loss:
Foreign currency translation	—	(164)	(326)	(105)	—	(595)
Unrealized loss on cash flow hedge	—	(2,689)	—	—	—	(2,689)

Comprehensive income	36,285	42,349	65,332	4,566	(115,551)	32,981

Comprehensive loss attributable to noncontrolling interest	—	—	—	20	—	20

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$36,285	$42,349	$65,332	$4,586	$(115,551)	$33,001

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$37,007	$—	$—	$14,300	$—	$51,307
Cash flows from investing activities:
Acquisitions of real estate	—	—	(290,604)	(11,247)	—	(301,851)
Origination and fundings of loans receivable	—	—	(21,737)	—	—	(21,737)
Preferred equity investments	—	—	(5,131)	—	—	(5,131)
Additions to real estate	(11)	—	(851)	(171)	—	(1,033)
Release of contingent consideration held in escrow	—	—	5,240	—	—	5,240
Repayment of loans receivable	—	—	2,052	—	—	2,052
Investment in subsidiaries	(414)	(414)	—	—	828	—
Net proceeds from the sale of real estate	—	—	1,800	—	—	1,800
Distribution from subsidiaries	1,355	1,355	—	—	(2,710)	—
Intercompany financing	(182,815)	(236,689)	—	—	419,504	—
Net cash used in investing activities	(181,885)	(235,748)	(309,231)	(11,418)	417,622	(320,660)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	54,000	—	—	—	54,000
Proceeds from term loan	—	—	73,242	—	—	73,242
Principal payments on mortgage notes	—	—	—	(1,340)	—	(1,340)
Payments of deferred financing costs	—	(126)	(700)	(8)	—	(834)
Issuance of common stock	140,062	—	—	—	—	140,062
Dividends paid on common and preferred stock	(51,343)	—	—	—	—	(51,343)
Contribution from parent	—	414	—	414	(828)	—
Distribution to parent	—	(1,355)	—	(1,355)	2,710	—
Intercompany financing	—	182,815	236,689	—	(419,504)	—
Net cash provided by (used in) financing activities	88,719	235,748	309,231	(2,289)	(417,622)	213,787
Net (decrease) increase in cash and cash equivalents	(56,159)	—	—	593	—	(55,566)
Effect of foreign currency translation on cash and cash equivalents	(185)	—	—	—	—	(185)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$2,455	$—	$—	$3,587	$—	$6,042

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(1,746)	$—	$—	$30,667	$—	$28,921
Cash flows from investing activities:
Acquisitions of real estate	—	—	(108,650)	(9,739)	—	(118,389)
Origination of note receivable	—	—	(38,373)	—	—	(38,373)
Preferred equity investment	—	—	(6,458)	—	—	(6,458)
Additions to real estate	—	—	(783)	—	—	(783)
Investment in subsidiaries	(12,122)	(12,122)	—	—	24,244	—
Intercompany financing	(160,248)	(289,776)	—	—	450,024	—
Net cash used in investing activities	(172,370)	(301,898)	(154,264)	(9,739)	474,268	(164,003)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000	—	—	—	350,000
Principal payments on senior unsecured notes	—	(211,250)	—	—	—	(211,250)
Net proceeds from revolving credit facility	—	—	(135,500)	—	—	(135,500)
Proceeds from mortgage notes	—	—	—	57,703	—	57,703
Principal payments on mortgage notes	—	—	—	(87,733)	—	(87,733)
Payments of deferred financing costs	—	(9,222)	(12)	(901)	—	(10,135)
Issuance of common stock	219,899	—	—	—	—	219,899
Dividends paid	(37,125)	—	—	—	—	(37,125)
Contribution from parent	—	12,122	—	12,122	(24,244)	—
Intercompany financing	—	160,248	289,776	—	(450,024)	—
Net cash provided by (used in) financing activities	182,774	301,898	154,264	(18,809)	(474,268)	145,859
Net increase in cash and cash equivalents	8,658	—	—	2,119	—	10,777
Cash and cash equivalents, beginning of period	3,551	—	—	757	—	4,308
Cash and cash equivalents, end of period	$12,209	$—	$—	$2,876	$—	$15,085

12.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and six months ended June 30, 2015 and 2014. The Company acquired three skilled nursing/transitional care facilities and 10 senior housing facilities during the six months ended June 30, 2015. The Company acquired six skilled nursing facilities and three senior housing facilities during the six months ended June 30, 2014. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2014, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Revenues	$63,015	$50,307	$125,752	$100,341
Depreciation and amortization	16,583	12,259	33,191	24,574
Net income attributable to common stockholders	23,889	17,204	45,394	8,655

Net income attributable to common stockholders, per:
Basic common share	$0.40	$0.39	$0.77	$0.21
Diluted common share	$0.40	$0.39	$0.76	$0.21

Weighted-average number of common shares outstanding, basic	59,323,799	43,655,292	59,254,895	41,324,795
Weighted-average number of common shares outstanding, diluted	59,543,781	44,096,297	59,510,164	41,791,470

13.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2015, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Dividend Declaration
On August 4, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on August 31, 2015 to common stockholders of record as of the close of business on August 14, 2015.
On August 4, 2015, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 31, 2015 to preferred stockholders of record as of the close of business on August 14, 2015.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Forest Park Investments Update

•	Critical Accounting Policies

•	Recently Issued Accounting Standards Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Concentration of Credit Risk

•	Skilled Nursing Facility Reimbursement Rates

•	Obligations and Commitments

•	Off-Balance Sheet Arrangements
Overview
We began operating on November 15, 2010 as a self-administered, self-managed REIT that, through our subsidiaries, owns and invests in real estate serving the healthcare industry.
Our primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. We primarily generate revenues by leasing properties to tenants and operators throughout the United States and Canada.
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

Acquisitions and Investments
We made investments of $349.3 million during the six months ended June 30, 2015. These investments consisted of: (i) $321.5 million of real estate acquisitions, (ii) $1.0 million of real estate additions; (ii) $5.1 million of preferred equity investments; and (iii) $21.6 million of investments in loans receivable. The $321.5 million of real estate acquisitions includes nine senior housing facilities located in British Columbia and Ontario, Canada for a purchase price of CAD $170.5 million (US $138.8 million) as well as three skilled nursing facilities located in Maryland for a purchase price of $175.2 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

Financing Activity
During the six months ended June 30, 2015, we assumed three existing mortgage loans maturing in December 2021 totaling CAD $24.2 million (US $19.7 million) with annual interest rates of 3.74% and entered into a Canadian dollar denominated 5-year term loan of CAD $90.0 million (US $73.2 million) with a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on our consolidated leverage ratio. We also entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these transactions.
Debt Modification
During the six months ended June 30, 2015, we modified six existing mortgage notes insured by United States Department of Housing and Urban Development (“HUD”) totaling $59.2 million. We maintained the original maturity dates and reduced the weighted average interest rate from 4.39% to 3.98% per annum.
Capital Market Activity
During the six months ended June 30, 2015, we completed an underwritten public offering of 5.9 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $147.9 million from the offering, after giving effect to the issuance and sale of all 5.9 million shares of common stock, at a price of $25.06 per share. These proceeds were primarily used to repay borrowings outstanding under the Revolving Credit Facility.
Forest Park Investments Update
As of June 30, 2015, we have invested in three hospitals that operate under the Forest Park Medical Center brand, summarized as follows (dollars in millions):

				Deferred Rent and Interest
Location	Investment Type	Gross Book Value	Net Book Value	Rent / Interest Receivable	Straight-line Rent Balance	Total	Reserves	Net

Frisco	Real Estate	$116.6	$109.8	$4.5	$4.7	$9.2	$(4.6)	$4.6
Dallas	Mortgage Loan	110.4	110.2	2.6	—	2.6	—	2.6
Fort Worth	Construction Loan	60.0	59.9	0.4	—	0.4	—	0.4

		$287.0	$279.9	$7.5	$4.7	$12.2	$(4.6)	$7.6

Beginning in 2014, the Frisco and Dallas hospitals began to have difficulties in meeting their financial obligations. The challenges experienced were related to operational execution, which created and were compounded by liquidity issues.  In January 2015, the Frisco hospital became unable to pay its rent obligations. Separately, from February to June 2015, we allowed the borrower under the Dallas mortgage loan (the “Dallas Borrower”) to pay reduced interest payments on the Dallas mortgage loan.  During the first half of 2015, Vibrant Healthcare, the management company for each of the Frisco, Dallas and Fort Worth hospitals, made significant changes to its leadership and management agreements with these and other hospitals and rebranded itself as The Management Company at Forest Park Medical Center (“New Manager”).  New Manager has embarked on a multifaceted strategy to improve the operational performance and financial condition of the hospitals under its management.  New Manager has obtained new equipment, inventory and accounts receivable financings for Dallas to refinance certain existing debt and provide additional liquidity and is in the process of obtaining additional financing for Frisco and Fort Worth.   As further described below, we have agreed to modify the lease terms with the Frisco tenant and have amended the terms of our mortgage loan secured by the Dallas hospital. These modifications are intended to provide additional operating flexibility for the Frisco hospital and Dallas Borrower.
Forest Park-Frisco (“Frisco”)

•
On May 29, 2015, we entered into a Memorandum of Understanding ("MOU") with the tenant in Frisco to restructure the terms of the lease effective June 2015 to decrease and defer rent payments as described below, subject to the tenant and New Manager obtaining additional financing for Frisco. We expected such new financing to be secured in June 2015, and to provide up to $1.7 million to be applied to deferred rents as of May 31, 2015, which totaled $4.0 million. As of July 21, 2015, such financing had not yet been secured and we amended the MOU (“Amended MOU”) to among other things, reduce the $1.7 million funding for deferred rents to $250,000 to provide the tenant with needed liquidity to continue operations and expand the case volume at the hospital. Under the Amended MOU, the remaining deferred rent balance as of May 31, 2015 is scheduled to be paid over time beginning in 2016, subject to incentives if repaid before 2020. The remainder of the discussion in this section assumes that the financing contemplated by the Amended MOU is timely received by the tenant and New Manager such that the restructured lease contemplated by the Amended MOU becomes effective.  There can be no assurances that such financing will be received on terms acceptable to the tenant and New Manager or at all.

•
Under the terms of the proposed restructured lease as provided for in the Amended MOU, minimum monthly rent will be reset to $550,000 (compared to $886,473 immediately prior to the restructuring) starting in June 2015 and continuing through May 2016, and will increase by $50,000 in each of the following four years beginning in June 2016; thereafter, minimum monthly rent will increase by 3.0% per annum through the original term of the lease. Rent payments for June and July 2015 will be due in November and December 2015, respectively, providing additional short-term liquidity to the tenant.

•
The reduction in cash rents contemplated by the terms of the restructured lease represents a 1.8% reduction in our consolidated annualized cash revenues as of June 30, 2015. In addition to the minimum monthly rent, under the terms of the restructured lease, we will be entitled to receive percentage rents based on Frisco’s monthly net revenues beginning in October 2015, subject to a cap that limits total rents through the life of the lease to a maximum of 125% of the rents owed under the original lease agreement. This provides us the opportunity to recover the shortfall from our original lease terms plus 25% of potential upside. Under this restructured lease, rental revenues in accordance with GAAP total $815,000 based on minimum monthly rent only (assuming no percentage rent) compared to $1.1 million under the terms of the original lease agreement, resulting in a 1.4% reduction in our consolidated annualized GAAP revenues as of June 30, 2015.

•
As a condition of restructuring the lease, New Manager has agreed to subordinate its management fees to our rent and agreed that Frisco will not be required to remit any unpaid management fees earned before March 17, 2015 until the deferred rents owed to us are repaid in full. The restructured lease will also provide for a mechanism to build up a lease security deposit of up to $5.0 million over time, depending on the cash flows of Frisco.

•	Under the terms of the restructured lease, cash and GAAP revenues represent 3.0% and 3.9%, respectively, of our consolidated annualized cash and GAAP revenues as of June 30, 2015.

•
During the three months ended June 30, 2015, we also received the remaining $5.2 million of holdback funds associated with the original purchase previously held in escrow, reducing the amount we paid for Frisco from $119.8 million to $114.6 million.

•
As of August 4, 2015, the additional financing for Frisco has not closed and there continues to be uncertainty around the timing of financing and the adequacy of such financing to provide the Frisco tenant with the necessary liquidity to operate even if the modified lease terms were in effect. Due to this uncertainty, we have increased our reserve associated with rents due and the accumulated straight-line rental income receivable balance to $4.6 million as of June 30, 2015. This reserve resulted in a $3.0 million provision for doubtful accounts during the three months ended June

30, 2015. As more clarity is obtained around the financing and its adequacy, we will continue to monitor and update the reserve requirements. We are also evaluating alternative solutions, which may include selling the Frisco hospital investment. In addition, we have individual personal guarantees from the various physician owners totaling $21.3 million, which provide additional sources for realizing the our investment in the hospital.
Forest Park-Dallas (“Dallas”)

•
As of August 4, 2015, the total deferred interest under the Dallas mortgage loan totals $1.9 million, after giving effect to payments received from the Dallas Borrower subsequent to June 30, 2015. Under the terms of the amended loan agreement entered into in February 2015, the Dallas Borrower is required to pay all rents received from the Dallas hospital tenant toward its interest obligations to us. Contractual rents due under the lease agreement are sufficient to fully repay the remaining deferred amounts by mid-2016. and future contractual rent payments due under the lease agreement are adequate to allow the Dallas Borrower to timely service its debt obligations to us in the future.

•
Our $110.0 million investment in the Dallas mortgage loan is less than the estimated fair value of the real estate collateral, based on a third party appraisal of the real estate. The loan has a maturity date of October 31, 2016 and as part of the amended loan agreement with the Dallas Borrower, we eliminated the Dallas Borrower’s limited ability to require us to purchase the Dallas hospital and restructured our option to purchase the Dallas hospital. The latter, among other things, reduces the option purchase price from $168.1 million to an amount based on the in-place rents at the time of the exercise, capitalized at an 8.75% cap rate with a floor of $115.0 million, subject to limited opportunities to increase that price through an earn-out structure based on increased rents and the financial performance of Dallas for one year from the option exercise date. If exercised, the option price is expected to be between $115.0 million and $137.1 million.

•
Based on the restructured lease and loan agreement, which provide a pathway for us to collect the deferred interest, and the Dallas Borrower's continuing compliance with the amended loan agreement, we have recorded no reserves against the deferred interest. We will continue to monitor the Dallas Borrower's compliance with the amended loan agreement and will update the reserve requirements as necessary. In addition, we will continue to consider the possibility of exercising our option to purchase the Dallas hospital depending upon the circumstances that are presented over the life of the loan and option period.

Forest Park-Fort Worth (“Fort Worth”)

•
As of June 30, 2015, we have funded $59.8 million of our $66.8 million commitment under the Fort Worth construction loan, representing approximately 70% of the construction costs of the hospital and well below the appraised value of the hospital and medical office building that are collateral for the loan. All payments due under the Fort Worth construction loan are current, and the loan has a maturity date of September 30, 2016.  We have an option to purchase the hospital based on the in-place rent at the time of exercise, capitalized at an 8.75% cap rate.

•
Upon the sale of the medical office building on the Fort Worth campus, the Fort Worth borrower is required to repay a portion of the loan equal to 115% of the loan balance allocated to the construction of the medical office building.

•
We have not recorded any reserves associated with the Fort Worth hospital and will continue to consider the possibility of exercising our option to purchase the hospital depending upon the circumstances that are presented over the life of the loan and option period.

Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2014 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2015.

Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2015, our investment portfolio included 172 real estate properties held for investment, 14 investments in loans receivable and eight preferred equity investments. As of June 30, 2014, our investment portfolio included 130 real estate properties held for investment, 12 investments in loans receivable and five preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2015 and 2014 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three and six months ended June 30, 2015 and 2014 are not directly comparable due to the increase in investments made subsequent to the beginning of the respective comparable period in the preceding year.
Comparison of results of operations for the three months ended June 30, 2015 versus the three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2015	2014
Revenues:
Rental income	$49,896	$37,485	$12,411	33%	$12,740	$(329)
Interest and other income	6,690	5,488	1,202	22%	1,339	(137)
Expenses:
Depreciation and amortization	14,497	9,755	4,742	49%	4,888	(146)
Interest	14,052	10,994	3,058	28%	—	3,058
General and administrative	9,862	5,031	4,831	96%	4,944	(113)
Provision for doubtful accounts and write-offs	2,972	2,895	77	3%	—	77
Other (expense) income:
Loss on extinguishment of debt	—	(162)	162	100%	—	162
Other (expense) income	(100)	660	(760)	(115)%	—	(760)
Gain on sale of real estate	1,723	—	1,723	100%	—	1,723
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of investments/dispositions made after April 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 that is not a direct result of investments/dispositions made after April 1, 2014.
Rental Income
During the three months ended June 30, 2015, we recognized $49.9 million of rental income compared to $37.5 million for the three months ended June 30, 2014. The $12.4 million increase in rental income is primarily due to an increase of $13.4 million from properties acquired after April 1, 2014, offset by a decrease of $0.7 million from properties disposed of after April 1, 2014. The increase is further offset by a $0.3 million decrease in rental income primarily related to modifying lease terms on Forest Park - Frisco. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the three months ended June 30, 2015 and 2014.
Interest and Other Income
During the three months ended June 30, 2015, we recognized $6.7 million of interest and other income compared to $5.5 million for the three months ended June 30, 2014. Interest and other income during the three months ended June 30, 2015 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on eight preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $278.5 million as of June 30, 2015. Interest and other income during the three months ended June 30, 2014 primarily consisted of income earned on our 12 loans receivable investments and preferred dividends on our five preferred equity investments. These investments had a combined book value of $225.8 million as of June 30, 2014. Interest and other income during the three months ended June 30, 2015 and 2014, also includes $0.7 million of operating revenues associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues in our condensed consolidated statements of income.
Depreciation and Amortization
During the three months ended June 30, 2015, we incurred $14.5 million of depreciation and amortization expense compared to $9.8 million for the three months ended June 30, 2014. The $4.7 million net increase in depreciation and amortization was primarily due to an increase of $5.0 million from properties acquired after April 1, 2014, partially offset by a decrease of $0.2 million from properties disposed of after April 1, 2014 and $0.1 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2015, we incurred $14.1 million of interest expense compared to $11.0 million for the three months ended June 30, 2014. The $3.1 million net increase is primarily related to (i) a $2.2 million increase in interest expense and amortization of deferred financing costs related to the issuance of $350.0 million and $150.0 million aggregate principal amounts of the 2021 Notes (defined below) in January 2014 and October 2014, respectively, (ii) a $1.2 million increase in interest expense related to the U.S. term loan and (iii) a $0.1 million increase in interest expense related to the Canadian Term Loan (defined below), partially offset by (x) a $0.3 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the three months ended June 30, 2015 and (y) a $0.2 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of an existing $29.8 million variable rate mortgage note. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the Revolving Credit Facility and the Canadian Term Loan.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating expenses associated with the consolidation of our RIDEA-compliant joint venture and other costs associated with acquisition pursuit activities and asset management. During the three months ended June 30, 2015, general and administrative expenses were $9.9 million compared to $5.0 million during the three months ended June 30, 2014. The $4.8 million increase is primarily related to (i) a $4.9 million increase in acquisition pursuit costs from $0.2 million during the three months ended June 30, 2014 to $5.1 million during the three months ended June 30, 2015 primarily due to the acquisitions of the Canadian and NMS portfolios described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements, (ii) a $0.2 million increase in payroll related expenses due to the increased number of employees, (iii) a $0.1 million increase in state income taxes due to the increased number of investments and (iv) $0.1 million of non-RIDEA facility operating expenses associated with transitioning one asset to a new operator. The increases are offset by a $0.5 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $2.3 million during the three months ended June 30, 2014 to $1.8 million during the three months ended June 30, 2015, is related to the change in our stock price during the three months ended June 30, 2015 (a decrease of $7.41 per share) compared to the three months ended June 30, 2014 (an increase of $0.82 per share) associated with annual stock bonuses and the increased number of awards due to the increased number of employees. We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Write-Offs
During the three months ended June 30, 2015, we recognized $3.0 million in provision for doubtful accounts primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. During the three months ended June 30, 2014, we recognized $2.9 million of straight-line rental income write-offs primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity.
Loss on Extinguishment of Debt
During the three months ended June 30, 2014, we recognized $0.2 million of loss on extinguishment of debt. Of this amount, $0.1 million related to the write-offs of unamortized deferred financing costs in connection with the repayment of a variable rate mortgage note and $0.1 million related to fees paid related to the redemption of the then-outstanding 2018 Notes.  We did not recognize any loss on extinguishment of debt during the three months ended June 30, 2015.
Other Income (Expense)
During the three months ended June 30, 2015, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties (see Note 4, “Real Estate Properties Held for Investment” in the Notes to Condensed Consolidated Financial Statements for further details). During the three months ended June 30, 2014, we recognized $0.7 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties.
Gain on Sale of Real Estate
During the three months ended June 30, 2015, we recognized a gain on the sale of real estate of $1.7 million related to the disposition of one skilled nursing facility.
Comparison of results of operations for the six months ended June 30, 2015 versus the six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Increase (Decrease) (2)
	2015	2014
Revenues:
Rental income	$99,401	$73,578	$25,823	35%	$26,606	$(783)
Interest and other income	12,757	10,245	2,512	25%	2,449	63
Expenses:
Depreciation and amortization	28,647	19,105	9,542	50%	9,878	(336)
Interest	27,932	22,128	5,804	26%	—	5,804
General and administrative	16,721	10,785	5,936	55%	4,862	1,074
Provision for doubtful accounts and write-offs	4,116	2,994	1,122	37%	—	1,122
Other (expense) income:
Loss on extinguishment of debt	—	(22,296)	22,296	100%	—	22,296
Other (expense) income	(200)	960	(1,160)	(121)%	—	(1,160)
Gain on sale of real estate	1,723	—	1,723	100%	—	1,723
(1) Represents the dollar amount increase for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of investments/dispositions made on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 that is not a direct result of investments/dispositions made after January 1, 2014.
Rental Income
During the six months ended June 30, 2015, we recognized $99.4 million of rental income compared to $73.6 million for the six months ended June 30, 2014. The $25.8 million increase in rental income is primarily due to an increase of $28.1 million from properties acquired after January 1, 2014, offset by a decrease of $1.5 million from properties disposed of after January 1, 2014. The increase is further offset by a $0.8 million decrease in rental income primarily related to modifying lease terms in connection with four facilities. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the six months ended June 30, 2015 and 2014.
Interest and Other Income
During the six months ended June 30, 2015, we recognized $12.8 million of interest and other income compared to $10.2 million for the six months ended June 30, 2014. Interest and other income during the six months ended June 30, 2015 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on eight preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $278.5 million as of June 30, 2015. Interest and other income during the six months ended June 30, 2014 primarily consisted of income earned on our 12 loans receivable investments and preferred dividends on our five preferred equity investments. These investments had a combined book value of $225.8 million as of June 30, 2014. Interest and other income during the six months ended June 30,

2015 and 2014 also includes $1.4 million of operating revenues associated with consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues in our condensed consolidated statements of income.
Depreciation and Amortization
During the six months ended June 30, 2015, we incurred $28.6 million of depreciation and amortization expense compared to $19.1 million for the six months ended June 30, 2014. The $9.5 million net increase in depreciation and amortization was primarily due to an increase of $10.2 million from properties acquired on or after January 1, 2014, partially offset by a decrease of $0.3 million from properties disposed of after January 1, 2014 and $0.3 million related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2015, we incurred $27.9 million of interest expense compared to $22.1 million for the six months ended June 30, 2014. The $5.8 million net increase is primarily related to (i) a $5.7 million increase in interest expense and amortization of deferred financing costs related to the issuance of $350.0 million and $150.0 million aggregate principal amounts of the 2021 Notes in January 2014 and October 2014, respectively, (ii) a $2.3 million increase in interest expense related to the U.S. term loan and (iii) a $0.1 million increase in interest expense related to the Canadian Term Loan, partially offset by (x) a $1.0 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the six months ended June 30, 2015, (y) a $1.0 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes (defined below) completed in February 2014 and (z) a $0.3 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of an existing $29.8 million variable rate mortgage note. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2018 Notes, the Revolving Credit Facility and the Canadian Term Loan.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating expenses associated with the consolidation of our RIDEA-compliant joint venture and other costs associated with acquisition pursuit activities and asset management. During the six months ended June 30, 2015, general and administrative expenses were $16.7 million compared to $10.8 million during the six months ended June 30, 2014.  The $5.9 million increase is primarily related to (i) a $4.8 million increase in acquisition pursuit costs from $0.6 million during the six months ended June 30, 2014 to $5.4 million during the six months ended June 30, 2015 primarily due to the acquisitions of the Canadian and NMS portfolios described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements, (ii) a $0.6 million increase in state income taxes due to the increased number of investments, (iii) $0.4 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators and (iv) a $0.4 million increase in payroll related expenses due to the increased number of employees. The increases are offset by a $0.1 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $4.8 million during the six months ended June 30, 2014 to $4.7 million during the six months ended June 30, 2015, is primarily related to the change in our stock price during the six months ended June 30, 2015 (an decrease of $4.63 per share) compared to the six months ended June 30, 2014 (a decrease of $2.57 per share) associated with annual stock bonuses. We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Write-Offs
During the six months ended June 30, 2015, we recognized $4.1 million in provision for doubtful accounts primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. During the six months ended June 30, 2014, we recognized $3.0 million of straight-line rental income write-offs primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity.
Loss on Extinguishment of Debt
During the six months ended June 30, 2014, we recognized $22.3 million of loss on extinguishment of debt. Of this amount, $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes and $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment. We did not recognize any loss on extinguishment of debt during the six months ended June 30, 2015.
Other Income (Expense)
During the six months ended June 30, 2015, we recognized $0.2 million in other income as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties (see Note 4, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details). During the six months ended June 30, 2014, we recognized $1.0 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties.
Gain on Sale of Real Estate
During six months ended June 30, 2015, we recognized a gain on the sale of real estate of $1.7 million related to the disposition of one skilled nursing facility.
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
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2015 and 2014, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$14,275	$12,241	$31,164	$2,377
Depreciation and amortization of real estate assets	14,497	9,755	28,647	19,105
Gain on sale of real estate	(1,723)	—	(1,723)	—

FFO	27,049	21,996	58,088	21,482

Acquisition pursuit costs	5,131	187	5,441	579
Stock-based compensation expense	1,754	2,279	4,672	4,792
Straight-line rental income adjustments	(6,178)	(4,247)	(11,834)	(8,433)
Amortization of deferred financing costs	1,268	927	2,529	1,872
Non-cash portion of loss on extinguishment of debt	—	80	—	1,418
Other non-cash adjustments	1,659	2,305	2,318	2,141

AFFO	$30,683	$23,527	$61,214	$23,851

FFO per diluted common share	$0.45	$0.50	$0.98	$0.51

AFFO per diluted common share	$0.51	$0.53	$1.02	$0.57

Weighted average number of common shares outstanding, diluted:
FFO	59,543,781	44,096,297	59,510,164	41,791,470

AFFO	59,742,209	44,335,381	59,733,598	42,075,917

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
Significant Items Included in Net Income Attributable to Common Stockholders:

•
During the three and six months ended June 30, 2015, we recognized $4.3 million of unusual acquisition pursuit costs related to the acquisitions of the Canadian and NMS portfolios described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements. This entire amount is included in FFO for the three and six months ended June 30, 2015.

•
During the three and six months ended June 30, 2015, we recognized $3.0 million and $4.1 million, respectively, in provision for doubtful accounts primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. This entire amount is included in FFO for the three and six months ended June 30, 2015 and $1.5 million and $2.3 million, respectively, is included in AFFO for the three and six months ended June 30, 2015.

•
During the three and six months ended June 30, 2015, we recognized $0.1 million and $0.2 million, respectively, of other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties. See Note 4, “Real Estate Properties Held for Investment” in the Notes to Condensed Consolidated Financial Statements for further details. This entire amount is included in FFO for the three and six months ended June 30, 2015.

•
During the three and six months ended June 30, 2015, we recognized $0.1 million and $0.4 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the three and six months ended June 30, 2015.

•
During the three and six months ended June 30, 2014, we incurred $0.2 million and $22.3 million, respectively, of loss on extinguishment of debt. The $0.2 million of loss on extinguishment of debt during the three months ended June 30, 2014 includes $0.1 million related to the write-offs of unamortized deferred financing costs in connection with the repayment of a variable rate mortgage note and $0.1 million in additional fees paid related to the redemption of the then-outstanding 2018 Notes. The $22.3 million of loss on extinguishment of debt during the six months ended June 30, 2014 also includes $20.8 million in payments made to noteholders for early redemption of the then-outstanding 2018 Notes, $0.8 million of write-offs associated with unamortized deferred financing and premium costs and $0.5 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing. The entire amount of the loss on extinguishment of debt is included in FFO for the three and six months ended June 30, 2014. The $0.1 million in fees paid related to the redemption of the then-outstanding 2018 Notes is included in AFFO for the three months ended June 30, 2014, and AFFO for the six months ended June 30, 2014 also includes the $20.8 million early redemption premium.

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

Liquidity and Capital Resources
As of June 30, 2015, we had approximately $334.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $6.0 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $328.0 million.
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
On December 1, 2014, we entered into a sales agreement (the “2014 Sales Agreements”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, MLV & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $200.0 million from time to time through the Sales Agents (the “2014 ATM Program”). The 2014 Sales Agreements supersede and replace our previous sales agreements entered into by us with certain sales agents on March 18, 2013. As of June 30, 2015, we have sold 4.4 million shares of our common stock under the 2014 ATM Program at an average price of $28.20 per share, generating gross proceeds of approximately $123.5 million, before $2.5 million of commissions. We sold no shares under the 2014 ATM Program during the six months ended June 30, 2015. As of June 30, 2015, shares of our common stock having an aggregate offering price of $76.5 million were available for sale under the 2014 ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $51.3 million for the six months ended June 30, 2015. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses, including acquisition pursuit costs. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.

Cash Flows from Investing Activities
During the six months ended June 30, 2015, net cash used in investing activities was $320.7 million and consisted of $301.9 million used to acquire three skilled nursing/transitional care facilities and 10 senior housing facilities, $21.7 million used to originate two loans receivable and provide additional funding for existing loans receivable, $5.1 million used to originate two preferred equity investments and fund existing preferred equity investments and $1.0 million used for tenant improvements, partially offset by a $2.1 million partial repayment of one loan receivable and $1.8 million in sales proceeds related to the disposition of one skilled nursing/transitional care facility.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the six months ended June 30, 2015, net cash provided by financing activities was $213.8 million and consisted of $73.2 million in proceeds from the Canadian Term Loan and $140.1 million in net proceeds from the June 2015 equity offering less payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program, and further offset by $51.3 million of dividends paid to stockholders, $1.3 million of principal repayments of mortgage notes payable, and $0.8 million of payments for deferred financing costs. In addition, during the six months ended June 30, 2015, we borrowed a net amount of $54.0 million on our Revolving Credit Facility.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the 2018 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2015, we were in compliance with all applicable financial covenants under the Senior Notes Indentures.
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

Canadian Term Loan. On June 10, 2015, Sabra Canadian Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a new Canadian dollar denominated term loan of CAD $90.0 million (the "Canadian Term Loan") with a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on our consolidated leverage ratio. The Canadian Term Loan matures on June 10, 2020. Concurrently with entering into the Canadian Term Loan, we entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%.
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and Canadian Term Loan, including information regarding covenants contained in the Revolving Credit Facility and Canadian Term Loan. As of June 30, 2015, we were in compliance with all applicable financial covenants under the Revolving Credit Facility and Canadian Term Loan.
Mortgage Indebtedness
Of our 172 properties held for investment, 17 are subject to mortgage indebtedness to third parties that, as of June 30, 2015, totaled approximately $142.3 million. As of June 30, 2015 and December 31, 2014, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at June 30, 2015 (1)	Maturity Date
Fixed Rate	$142,252	$124,022	3.77%	December 2021 - August 2051
(1) Weighted average effective rate includes private mortgage insurance.

Capital Expenditures
There were $1.0 million and $0.8 million of capital expenditures for the six months ended June 30, 2015 and 2014, respectively. The capital expenditures for the six months ended June 30, 2015 include $11,000 of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $8.0 million, and that such expenditures will principally be for improvements to our facilities, which result in incremental rental income, and corporate capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings under our Revolving Credit Facility.
Dividends
We paid dividends of $51.3 million on our common and preferred stock during the six months ended June 30, 2015. On August 4, 2015, our board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on August 31, 2015 to common stockholders of record as of August 14, 2015. Also on August 4, 2015, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 31, 2015 to preferred stockholders of record as of the close of business on August 14, 2015.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 172 real estate properties held for investment as of June 30, 2015 is diversified by location across the United States and Canada.
As of June 30, 2015, our two largest tenants, Genesis and Holiday, represented 32.1% and 15.8%, respectively, of our annualized revenues. The obligations under both master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of June 30, 2015, 54.9% of our annualized revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
On July 30, 2015, CMS released final fiscal year 2016 Medicare rates for skilled nursing facilities providing a net increase of 1.2% over fiscal year 2015 payments (comprised of a market basket increase of 2.3% less 0.6% for a forecast error adjustment and less the productivity adjustment of 0.5%).
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, term loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of June 30, 2015 (in thousands):

		July 1 Through		Year Ending December 31,
	Total	December 31, 2015	2016	2017	2018	2019	After 2019
Mortgage indebtedness (1)	$214,841	$4,110	$8,220	$8,220	$8,220	$8,220	$177,851
Revolving Credit Facility (2)(3)	134,775	2,013	4,003	3,992	124,767	—	—
Term loans (3)	371,815	3,487	6,935	6,916	278,339	2,280	73,858
Senior Notes(4)	951,000	19,125	38,250	38,250	38,250	38,250	778,875
Contingent consideration	4,100	—	—	4,100	—	—	—
Operating lease	41	41	—	—	—	—	—
Total	$1,676,572	$28,776	$57,408	$61,478	$449,576	$48,750	$1,030,584

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $72.6 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Revolving Credit Facility and U.S. term loan subject to a one-year extension option.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $251.0 million.
In addition to the above, we have committed to provide up to $94.5 million of funding related to four investments in loans receivables and three preferred equity investments. As of June 30, 2015, we had funded $77.0 million of these commitments. The investments in loans receivables have maturity dates ranging from 2016 through 2018.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 7, “Derivative and Hedging Instruments,” to the Condensed Consolidated Financial Statements for further discussion on our derivative instruments.
Interest rate risk. As of June 30, 2015, our indebtedness included $699.3 million aggregate principal amount of Senior Notes outstanding, $142.3 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $272.8 million in term loans and $122.0 million outstanding under the Revolving Credit Facility. As of June 30, 2015, we had $394.8 million of outstanding variable rate indebtedness. In addition, as of June 30, 2015, we had $328.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap or swap agreements. As of June 30, 2015, we had two interest rate derivative instruments: a 2.0% interest rate cap on $200.0 million of LIBOR–based borrowings and an interest rate swap that fixes the CDOR portion of the interest rate for our CAD $90.0 million term loan at 1.59%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap and cap derivative instruments and assuming no other changes in the outstanding balance as of June 30, 2015, interest expense would increase by $3.2 million for the twelve months following June 30, 2015. As of June 30, 2015, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following June 30, 2015, interest expense on our variable rate debt would decrease by $0.6 million.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $114.2 million and cross currency swap instruments. Based on our operating results for the three months ended June 30, 2015, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2015, our cash flows would have decreased or increased, as applicable, by $31,000.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

Except for the addition of the risk factor below, there have been no material changes in our assessment of our risk factors from those set forth in our 2014 Annual Report on Form 10-K.
We may be adversely affected by fluctuations in foreign currency exchange rates.

Our ownership of properties in Canada currently subjects us to fluctuations in the exchange rate between U.S. dollars and Canadian dollars. Although we have pursued hedging alternatives, by borrowing in Canadian dollar denominated debt and entering into a cross currency swap, to protect against foreign currency fluctuations, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk could materially adversely affect our business, financial position or results of operations. In addition, any income derived from such hedging transactions may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

ITEM 6. EXHIBITS

Ex.	Description

2.1
Purchase Agreement, dated September 25, 2014, between Sabra Health Care REIT, Inc. and certain affiliates of Holiday Acquisition Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).†

2.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 22, 2015, between Van Buren Street LLC, Randolph Road, LLC and St. Thomas More, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 24, 2015).†

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

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

10.1*
First Amendment to Loan Agreement, Deed of Trust and Other Loan Documents, dated February 28, 2015, by and among Forest Park Realty Partners III, LP, BT Forest Park Realty Partners, LP, and Sabra Texas Holdings, L.P.

10.2*
First Amendment to Second Amended and Restated Credit Agreement, dated June 5, 2015, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., the other guarantors identified on the signature pages thereto, the lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.3*+	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 17, 2015.

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

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

SABRA HEALTH CARE REIT, INC.

Date: August 4, 2015	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)