Form 10-Q
period 2015-09-30
Sabra Health Care REIT, Inc.
filed 2015-11-09
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2015, there were 65,134,056 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $226,662 and $185,994 as of September 30, 2015 and December 31, 2014, respectively	$1,974,673	$1,645,805
Loans receivable and other investments, net	287,448	251,583
Cash and cash equivalents	31,473	61,793
Restricted cash	8,239	7,024
Prepaid expenses, deferred financing costs and other assets, net	123,620	98,687
Total assets	$2,425,453	$2,064,892

Liabilities
Mortgage notes	$168,608	$124,022
Revolving credit facility	204,000	68,000
Term loans	267,113	200,000
Senior unsecured notes	699,349	699,272
Accounts payable and accrued liabilities	27,139	31,775
Total liabilities	1,366,209	1,123,069

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,134,056 and 59,047,001 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	651	590
Additional paid-in capital	1,201,859	1,053,601
Cumulative distributions in excess of net income	(137,597)	(110,841)
Accumulated other comprehensive loss	(5,637)	(1,542)
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,059,334	941,866
Noncontrolling interests	(90)	(43)
Total equity	1,059,244	941,823
Total liabilities and equity	$2,425,453	$2,064,892
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$53,173	$38,165	$152,574	$111,743
Interest and other income	6,761	5,819	19,518	16,064

Total revenues	59,934	43,984	172,092	127,807

Expenses:
Depreciation and amortization	16,306	9,762	44,953	28,867
Interest	15,176	10,540	43,108	32,668
General and administrative	3,991	6,226	20,712	17,011
Provision for doubtful accounts and write-offs	2,489	—	6,605	2,994

Total expenses	37,962	26,528	115,378	81,540

Other (expense) income:
Loss on extinguishment of debt	—	(158)	—	(22,454)
Other (expense) income	(100)	(100)	(300)	860
Net loss on sales of real estate	(3,838)	—	(2,115)	—

Total other (expense) income	(3,938)	(258)	(2,415)	(21,594)

Net income	18,034	17,198	54,299	24,673

Net loss attributable to noncontrolling interests	27	6	47	29

Net income attributable to Sabra Health Care REIT, Inc.	18,061	17,204	54,346	24,702

Preferred stock dividends	(2,561)	(2,561)	(7,682)	(7,682)

Net income attributable to common stockholders	$15,500	$14,643	$46,664	$17,020

Net income attributable to common stockholders, per:

Basic common share	$0.24	$0.31	$0.76	$0.39

Diluted common share	$0.24	$0.31	$0.76	$0.39

Weighted-average number of common shares outstanding, basic	65,160,290	47,359,949	61,244,991	43,358,620

Weighted-average number of common shares outstanding, diluted	65,398,175	47,877,202	61,468,603	43,840,550

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$18,034	$17,198	$54,299	$24,673
Other comprehensive loss:
Foreign currency translation	970	—	375	—
Unrealized loss on cash flow hedges	(1,781)	—	(4,470)	—

Comprehensive income	17,223	17,198	50,204	24,673

Comprehensive loss attributable to noncontrolling interest	27	6	47	29

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$17,250	$17,204	$50,251	$24,702

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$—	$460,164	$—	$460,164
Net income (loss)	—	—	—	—	—	24,702	—	24,702	(29)	24,673
Amortization of stock-based compensation	—	—	—	—	7,092	—	—	7,092	—	7,092
Common stock issuance, net	—	—	8,839,239	88	230,113	—	—	230,201	—	230,201
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.12 per share)	—	—	—	—	—	(50,727)	—	(50,727)	—	(50,727)
Balance, September 30, 2014	5,750,000	$58	47,627,984	$476	$771,844	$(108,628)	$—	$663,750	$(29)	$663,721

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	54,346	—	54,346	(47)	54,299
Other comprehensive loss	—	—	—	—	—	—	(4,095)	(4,095)	—	(4,095)
Amortization of stock-based compensation	—	—	—	—	5,872	—	—	5,872	—	5,872
Common stock issuance, net	—	—	6,087,055	61	142,386	—	—	142,447	—	142,447
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.19 per share)	—	—	—	—	—	(73,420)	—	(73,420)	—	(73,420)
Balance, September 30, 2015	5,750,000	$58	65,134,056	$651	$1,201,859	$(137,597)	$(5,637)	$1,059,334	$(90)	$1,059,244

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$54,299	$24,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,953	28,867
Non-cash interest income adjustments	343	217
Amortization of deferred financing costs	3,829	2,812
Stock-based compensation expense	5,389	6,337
Amortization of debt discount (premium)	77	(33)
Loss on extinguishment of debt	—	1,576
Straight-line rental income adjustments	(18,272)	(13,074)
Provision for doubtful accounts and write-offs	6,605	2,994
Change in fair value of contingent consideration	300	(860)
Net loss on sales of real estate	2,115	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15,035)	(2,529)
Accounts payable and accrued liabilities	(2,410)	22,607
Restricted cash	(3,078)	(2,348)

Net cash provided by operating activities	79,115	71,239
Cash flows from investing activities:
Acquisitions of real estate	(386,572)	(721,879)
Origination and fundings of loans receivable	(26,207)	(59,256)
Preferred equity investments	(9,281)	(11,300)
Additions to real estate	(1,596)	(1,151)
DIP loan fundings	(3,302)	—
Repayment of loans receivable	3,285	287
Release of contingent consideration held in escrow	5,240	—
Net proceeds from the sale of real estate	15,752	—

Net cash used in investing activities	(402,681)	(793,299)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000
Principal payments on senior unsecured notes	—	(211,250)
Net proceeds from revolving credit facility	136,000	478,500
Proceeds from term loan	73,242	—
Proceeds from mortgage notes	28,735	57,703
Principal payments on mortgage notes	(2,184)	(88,419)
Payments of deferred financing costs	(1,314)	(15,474)
Issuance of common stock	139,617	229,825
Dividends paid on common and preferred stock	(80,619)	(57,654)

Net cash provided by financing activities	293,477	743,231

Net (decrease) increase in cash and cash equivalents	(30,089)	21,171
Effect of foreign currency translation on cash and cash equivalents	(231)	—
Cash and cash equivalents, beginning of period	61,793	4,308

Cash and cash equivalents, end of period	$31,473	$25,479
Supplemental disclosure of cash flow information:
Interest paid	$43,405	$26,705
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage indebtedness	$19,677	$14,102
Repayment of preferred equity investments	$—	$6,949
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2015 and December 31, 2014 and for the periods ended September 30, 2015 and 2014. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.
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

As of September 30, 2015, the Company identified one VIE, a senior housing facility leased to a 50%/50% RIDEA-compliant joint venture tenant, where it determined it was the primary beneficiary and has consolidated the operations of the facility in the accompanying condensed consolidated financial statements. As of September 30, 2015, the Company determined that operations of the facility were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2015, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
The Company recognizes all derivative instruments as assets or liabilities in the condensed consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. As of September 30, 2015, all of the Company's derivative instruments meet the criteria for hedge accounting.
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
In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs related to a recognized debt liability paid to a third party other than the lender to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued ASU 2015-15, which acknowledges that ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”).  ASU 2015-16 updates guidance related to Topic 805, which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.RECENT REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2015, the Company acquired three skilled nursing/transitional care facilities and 19 senior housing facilities. During the nine months ended September 30, 2014, the Company acquired six skilled nursing/transitional care facilities and 27 senior housing facilities. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Land	$26,855	$54,387
Building and Improvements	372,031	625,536
Tenant Origination and Absorption Costs	5,481	7,924
Tenant Relationship	1,881	2,991

Total Consideration	$406,248	$690,838

As of September 30, 2015, the purchase price allocations for the nine senior housing facilities acquired during the three months ended September 30, 2015 are preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore are subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective date of acquisition of 12 years and 22 years, respectively.
For the three and nine months ended September 30, 2015, the Company recognized $7.4 million and $8.1 million, respectively, of total revenues and $4.6 million and $(0.2) million, respectively, of net income (loss) attributable to common stockholders from the properties acquired during the three and nine months ended September 30, 2015. These amounts include acquisition pursuit costs of $0.5 million and $5.7 million, respectively.
On June 11, 2015, the Company acquired nine senior housing facilities with a total of 865 units located in British Columbia and Ontario, Canada (the “Canadian Portfolio”) for a purchase price of CAD $170.5 million (U.S. $138.8 million). Concurrently with the acquisition, the Company entered into a triple-net master lease agreement with an affiliate of Senior Lifestyle Corporation. The master lease has an initial term of 10 years with two five-year renewal options with annual rent increases of 4.0% in years two and three and the greater of 3.0% or the Canadian Consumer Price Index ("CPI") during the remainder of the lease term. The master lease is expected to generate annual lease revenues determined in accordance with GAAP of CAD $11.9 million. In connection with the acquisition of the Canadian Portfolio, the Company assumed three existing mortgage loans with then outstanding principal amounts totaling CAD $24.2 million.
On June 30, 2015, the Company acquired three skilled nursing facilities that specialize in transitional care and medically complex post-surgical, ventilator and dialysis patients with a total of 472 licensed beds located in Maryland (collectively, the "NMS Portfolio") for a purchase price of $175.2 million. Concurrently with the acquisition, the Company entered into a triple-net master lease agreement with the current operator (“NMS Operator”). The master lease has an initial term of 15 years with two 10-year renewal options and annual rent escalators equal to the greater of 2.50% or CPI, but not to exceed 2.75%. The lease is expected to generate annual lease revenues determined in accordance with GAAP of $18.3 million. Also on June 30, 2015, the Company entered into a purchase and sale agreement with the seller of the NMS Portfolio to acquire a fourth skilled nursing facility that also specializes in transitional care and medically complex post-surgical, ventilator and dialysis patients with a total of 206 licensed beds located in Maryland for $58.8 million. The transaction is expected to close during the fourth quarter of 2015, subject to customary closing conditions, including the assumption of an existing $10.8 million U.S. Department of Housing and Urban Development ("HUD") loan having an annual interest rate of 5.60%. Upon closing, the facility will be operated by the NMS Operator under a separate lease agreement with similar terms.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,400	$1,007,325	$(171,379)	$835,946
Senior Housing	73	6,481	1,017,927	(39,361)	978,566
Acute Care Hospitals	2	124	175,807	(15,676)	160,131
	178	18,005	2,201,059	(226,416)	1,974,643
Corporate Level			276	(246)	30
			$2,201,335	$(226,662)	$1,974,673
As of December 31, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,336	$851,252	$(151,978)	$699,274
Senior Housing	55	5,258	804,475	(22,487)	781,988
Acute Care Hospitals	2	124	175,807	(11,324)	164,483
	160	16,718	1,831,534	(185,789)	1,645,745
Corporate Level			265	(205)	60
			$1,831,799	$(185,994)	$1,645,805

	September 30, 2015	December 31, 2014
Building and improvements	$1,883,710	$1,551,548
Furniture and equipment	97,579	82,812
Land improvements	3,646	3,646
Land	216,400	193,793
	2,201,335	1,831,799
Accumulated depreciation	(226,662)	(185,994)
	$1,974,673	$1,645,805
Contingent Consideration Liability
On February 14, 2014, the Company acquired four skilled nursing facilities and two senior housing facilities for $90.0 million. The Company may pay an earn-out based on incremental portfolio value created through the improvement of current operations as well as through expansion and conversion projects associated with these facilities. The earn-out amount will be determined based on portfolio performance following the third anniversary of the Company's entry into the master lease. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. The Company estimated a contingent consideration liability of $3.2 million at the time of purchase. As of September 30, 2015, based on the potential future performance of the facilities, the contingent consideration liability is estimated at $4.2 million and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. During the three and nine months ended September 30, 2015, the Company recorded an adjustment to increase the contingent consideration liability by $0.1 million and $0.3 million, respectively, and included this amount in other income (expense) on the accompanying condensed consolidated statements of income.
On October 22, 2013, the Company purchased one acute care hospital for $119.8 million, of which approximately $10.5 million was to be held in escrow for up to 20 months. The amount ultimately released from escrow was contingent on the tenant achieving certain performance hurdles. The seller was paid a fee of $0.5 million per annum during the escrow period through November 2014. As of October 22, 2013, the amount the Company expected to release from escrow was valued at $7.3 million and was treated as contingent consideration. During the second quarter of 2014, $5.3 million was released from escrow to the seller as a result of the facility achieving certain of its performance hurdles. The facility did not meet the required performance hurdles for the remaining $5.2 million held in escrow and during the second quarter of 2015, the remaining $5.2 million was released to the Company. During the nine months ended September 30, 2015, no adjustment was made to the contingent consideration liability.
Operating Leases
As of September 30, 2015, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from two to 17 years. As of September 30, 2015, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $1.2 million as of September 30, 2015 and $0.4 million as of December 31, 2014. As of September 30, 2015, the Company had a $2.3 million reserve for unpaid cash rents and a $4.9 million reserve associated with accumulated straight-line rental income. The Company had no reserves for unpaid cash rents and a $0.6 million reserve associated with straight-line rental income as of December 31, 2014. As of September 30, 2015, the Company's two largest tenants, Genesis and Holiday, represented 32.8% and 16.2%, respectively, of the Company's annualized revenues. Other than these two tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of September 30, 2015.
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
As of September 30, 2015, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2015 through December 31, 2015	$51,763
2016	210,563
2017	216,309
2018	222,042
2019	228,452
Thereafter	1,537,321
$2,466,450

5.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2015 and December 31, 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of September 30, 2015	Book Value as of September 30, 2015	Book Value as of December 31, 2014	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	7	Skilled Nursing / Senior Housing / Acute Care Hospital	$162,794	$163,089	$144,383	8.4%	8.6%	1/11/16 - 4/30/18
Construction	3	Acute Care Hospital / Senior Housing	74,189	74,409	65,525	7.7%	7.6%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	18,586	18,629	21,491	11.3%	11.1%	1/1/16 - 8/31/17
Pre-development	3	Senior Housing	3,606	3,699	3,777	9.0%	7.7%	1/28/17 - 9/09/17

	15		259,175	259,826	235,176	8.4%	8.5%

Other Investments:
Preferred Equity	10	Skilled Nursing / Senior Housing	27,284	27,622	16,407	13.0%	13.0%	N/A

Total	25		$286,459	$287,448	$251,583	8.8%	8.9%

On a quarterly basis, the Company reviews credit quality indicators of its loans receivable and other investments such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by the Company or the Company’s expectation that it will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan.  As of September 30, 2015, based on the Company's assessment, none of the Company's loan or preferred equity investments were considered to be impaired.

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at September 30, 2015 (1)	Maturity Date
Fixed Rate	$168,608	$124,022	3.86%	December 2021 - August 2051
(1) Weighted average effective rate includes private mortgage insurance.
Mortgage Debt. In September 2015, the Company entered into new mortgage loans secured by three facilities for a total of $28.7 million in proceeds. The new mortgage loans are insured by HUD, have an annual interest rate of 3.64% and mature in 2045.
Mortgage Debt Assumption. In June 2015, in connection with the acquisition of the Canadian Portfolio, the Company assumed three existing mortgage loans with outstanding principal amounts totaling CAD $24.2 million (U.S. $19.7 million) with annual interest rates of 3.74%. The assumed mortgage loans mature in December 2021.
Mortgage Debt Modification. In March 2015, the Company modified six existing mortgage notes insured by HUD totaling $59.2 million. The Company maintained the original maturity dates and reduced the weighted average annual interest rate from 4.39% to 3.98%.

Senior Unsecured Notes
2021 Notes and 2023 Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2015 (1)	December 31, 2014 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Outstanding principal balance does not include discount of $0.7 million as of September 30, 2015 and December 31, 2014.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require us to comply with specified restrictive covenants. As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
2018 Notes
On January 8, 2014, the Company commenced a cash tender offer with respect to the remaining $211.3 million aggregate principal amount of 8.125% senior unsecured notes due 2018 (the “2018 Notes”) then outstanding that were originally issued by the Issuers in October 2010 and July 2012. Pursuant to the tender offer, the Company retired $210.9 million of the 2018 Notes at a premium of 109.837%, plus accrued and unpaid interest, on January 23, 2014. Pursuant to the terms of the indenture governing the 2018 Notes, the remaining $0.4 million of the 2018 Notes were called and were retired on February 11, 2014 at a redemption price of 109.485% plus accrued and unpaid interest. The tender offer and redemption resulted in $21.6 million of tender offer and redemption related costs and write-offs for the nine months ended September 30, 2014, including $20.8 million in payments made to noteholders for early redemption and $0.8 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income for the nine months ended September 30, 2014.
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
The Revolving Credit Facility, including amounts that are converted into a term loan, has a maturity date of September 10, 2018, and includes a one year extension option. In addition to the $200.0 million term loan, as of September 30, 2015, there was $204.0 million outstanding under the Revolving Credit Facility and $246.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) the Base Rate, with such percentage varying based on the Consolidated Leverage Ratio, each term as defined in the credit agreement for the Revolving Credit Facility. As of September 30, 2015, the interest rate on the Revolving Credit Facility was 2.49%. In addition, the Operating Partnership pays a fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Revolving Credit Facility. During the three and nine months ended September 30, 2015, the Company incurred $0.8 million and $1.3 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and nine months ended September 30, 2015, the Company incurred $0.3 million and $1.0 million, respectively, of unused facility fees.
The obligations of the Operating Partnership under the Revolving Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra. The Revolving Credit Facility contains customary restrictive covenants as well as customary events of default. The Revolving Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the Revolving Credit Facility.
Canadian Term Loan
On June 10, 2015, Sabra Canadian Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a new Canadian dollar denominated term loan of CAD $90.0 million (U.S. $73.2 million) (the "Canadian Term Loan") with a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on the Company's consolidated leverage ratio. The Canadian Term Loan matures on June 10, 2020. Concurrently with entering into the Canadian Term Loan, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%. In addition, the Canadian Term Loan was designated as a net investment hedge (see Note 7, “Derivative and Hedging Instruments” for further information).
The obligations under the Canadian Term Loan are guaranteed by Sabra and certain subsidiaries of Sabra. The Canadian Term Loan contains customary restrictive covenants as well as customary events of default. The Canadian Term Loan also requires Sabra, through the Operating Partnership, to comply with specified covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the Canadian Term Loan.
Interest Expense
During the three and nine months ended September 30, 2015, the Company incurred interest expense of $15.2 million and $43.1 million, respectively, and $10.5 million and $32.7 million during the three and nine months ended September 30, 2014, respectively. Interest expense includes deferred financing costs amortization of $1.3 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had $9.0 million and $13.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2015 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Revolving Credit Facility (2)	Term Loans (2)	Total
October 1, 2015 through December 31, 2015	$935	$—	$—	$—	$935
2016	3,996	—	—	—	3,996
2017	4,129	—	—	—	4,129
2018	4,267	—	204,000	200,000	408,267
2019	4,409	—	—	—	4,409
Thereafter	150,872	700,000	—	67,113	917,985
	$168,608	$700,000	$204,000	$267,113	$1,339,721
(1) Outstanding principal balance for Senior Notes does not include discount of $0.7 million as of September 30, 2015.
(2) Revolving Credit Facility and U.S. term loan are subject to a one-year extension option.

7.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The notional value of the Company's interest rate cap was $200.0 million as of each of September 30, 2015 and December 31, 2014, respectively. The notional value of the Company's interest rate swap was CAD $90.0 million (U.S. $67.1 million) as of September 30, 2015. Approximately $0.9 million of losses, which are included in accumulated other comprehensive loss, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canadian entities. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments. The notional value of these contracts was CAD $56.3 million (U.S. $42.0 million) as of September 30, 2015. The Company also holds a CAD $90.0 million (U.S. $67.1 million) term loan which was designated as a net investment hedge. The Company did not hold any net investment hedges as of December 31, 2014.
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2015 and December 31, 2014 (in thousands):

			September 30, 2015	December 31, 2014	Maturity Dates
Type	Designation	Count	Fair Value			Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	1	$1,683	$4,618	2019	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	4,400	—	2025	Prepaid expenses, deferred financing costs and other assets, net
			$6,083	$4,618

Liabilities:
Interest rate swap	Cash Flow	1	$1,542	$—	2020	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	67,113	—	2020	Term loans
			$68,655	$—

The following presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2015:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income (Effective Portion)		Income Statement Location
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Cash Flow Hedges:
Interest Rate Products	$(1,991)	$(4,626)	$(136)	$(161)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	4,600	4,436	—	—	N/A
CAD Term Loan	(5,733)	(6,129)	—	—	N/A

	$(3,124)	$(6,319)	$(136)	$(161)

During the three and nine months ended September 30, 2015, the Company recorded no hedge ineffectiveness in earnings.
Offsetting Derivatives
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$6,083	$—	$6,083	$(1,542)	$—	$4,541
Offsetting Liabilities:
Derivatives	$1,542	$—	$1,542	$(1,542)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the Company had no derivatives with a fair value in a net liability position.

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

Loans receivable: These instruments are presented in the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair value of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3 inputs.
Preferred equity investments: These instruments are presented in the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair value of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3 inputs.
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying condensed consolidated balance sheets. The Company estimates the fair value of derivative instruments, including its interest rate cap, interest rate swap and cross currency swaps, using the assistance of a third party using inputs that are observable in the market, which includes forward yield curves and other relevant information. As such, the Company classifies these instruments as Level 2 inputs.
Senior Notes: These instruments are presented in the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2 inputs.
Mortgage indebtedness: These instruments are presented in the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair values of the Company’s mortgage notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3 inputs.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2015			December 31, 2014
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$259,175	$259,826	$264,260	$234,359	$235,176	$234,227
Preferred equity investments	27,284	27,622	29,689	16,125	16,407	17,115
Financial liabilities:
Senior Notes	700,000	699,349	722,750	700,000	699,272	723,625
Mortgage indebtedness	168,608	168,608	158,792	124,022	124,022	122,131

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of September 30, 2015 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$264,260	$—	$—	$264,260
Preferred equity investments	29,689	—	—	29,689
Financial liabilities:
Senior Notes	722,750	—	722,750	—
Mortgage indebtedness	158,792	—	—	158,792
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
During the nine months ended September 30, 2015, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate cap	$1,683	$—	$1,683	$—
Cross currency swap	4,400	—	4,400	—
Financial liabilities:
Contingent consideration liability	4,200	—	—	4,200
Interest rate swap	1,542	—	1,542	—
The Company’s contingent consideration liability is the result of one acquisition of real estate (see Note 4, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration liability, the Company used significant inputs not observable in the market to estimate the liability. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios.  As of September 30, 2015, the total contingent consideration liability was valued at $4.2 million. The following reconciliation provides the details of activity during the nine months ended September 30, 2015 for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2014	$3,900
Increase in contingent liability	300
Balance as of September 30, 2015	$4,200

A corresponding amount equal to the increase in contingent liability was included as other expense on the accompanying condensed consolidated statements of income for the nine months ended September 30, 2015.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At September 30, 2015, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2015:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 12, 2015	February 13, 2015	$0.39	February 27, 2015
May 5, 2015	May 15, 2015	$0.39	May 29, 2015
August 4, 2015	August 14, 2015	$0.41	August 31, 2015
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
During the nine months ended September 30, 2015, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2014 Bonus Plan pursuant to an election by certain participants to receive their bonus payment in shares of the Company's common stock.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the nine months ended September 30, 2015, pursuant to advance elections made by certain participants, the Company incurred $4.7 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
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
The Company sold no shares under the 2014 ATM Program during the nine months ended September 30, 2015. As of September 30, 2015, shares of the Company's common stock having an aggregate offering price of $76.5 million were available for sale under the 2014 ATM Program. In November 2015, the Company suspended the 2014 ATM Program. The Company may resume the 2014 ATM Program at any time during the term of the program in its discretion.

10.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to common stockholders	$15,500	$14,643	$46,664	$17,020

Denominator
Basic weighted average common shares and common equivalents	65,160,290	47,359,949	61,244,991	43,358,620
Dilutive restricted stock units	237,885	517,253	223,612	481,930

Diluted weighted average common shares	65,398,175	47,877,202	61,468,603	43,840,550

Net income attributable to common stockholders, per:

Basic common share	$0.24	$0.31	$0.76	$0.39

Diluted common share	$0.24	$0.31	$0.76	$0.39
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three and nine months ended September 30, 2015, approximately 100 and 6,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended September 30, 2014, no restricted stock units were considered anti-dilutive. During the nine months ended September 30, 2014, approximately 5,000 restricted stock units were not included in computing diluted earnings per share because they were anti-dilutive. No stock options were considered anti-dilutive during the three and nine months ended September 30, 2014. No stock options were outstanding during the nine months ended September 30, 2015.

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
The Guarantors were also subject to the guarantees described above while the 2018 Notes were outstanding, but such guarantees were released following the redemption of all of the remaining 2018 Notes in the nine months ended September 30, 2014. As of September 30, 2015, no 2018 Notes were outstanding.
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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$30	$—	$1,811,010	$163,633	$—	$1,974,673
Loans receivable and other investments, net	—	—	287,448	—	—	287,448
Cash and cash equivalents	26,909	—	211	4,353	—	31,473
Restricted cash	—	—	181	8,058	—	8,239
Prepaid expenses, deferred financing costs and other assets, net	2,348	27,369	84,459	11,045	(1,601)	123,620
Intercompany	682,313	701,125	—	16,489	(1,399,927)	—
Investment in subsidiaries	355,862	740,727	35,238	—	(1,131,827)	—
Total assets	$1,067,462	$1,469,221	$2,218,547	$203,578	$(2,533,355)	$2,425,453

Liabilities
Mortgage notes	$—	$—	$—	$168,608	$—	$168,608
Revolving credit facility	—	204,000	—	—	—	204,000
Term loans	—	200,000	67,113	—	—	267,113
Senior unsecured notes	—	699,349	—	—	—	699,349
Accounts payable and accrued liabilities	8,128	10,010	9,605	997	(1,601)	27,139
Intercompany	—	—	1,399,927	—	(1,399,927)	—
Total liabilities	8,128	1,113,359	1,476,645	169,605	(1,401,528)	1,366,209

Total Sabra Health Care REIT, Inc. stockholders' equity	1,059,334	355,862	741,902	34,063	(1,131,827)	1,059,334
Noncontrolling interests	—	—	—	(90)	—	(90)
Total equity	1,059,334	355,862	741,902	33,973	(1,131,827)	1,059,244
Total liabilities and equity	$1,067,462	$1,469,221	$2,218,547	$203,578	$(2,533,355)	$2,425,453

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$60	$—	$1,505,974	$139,771	$—	$1,645,805
Loans receivable and other investments, net	—	—	251,583	—	—	251,583
Cash and cash equivalents	58,799	—	—	2,994	—	61,793
Restricted cash	—	—	160	6,864	—	7,024
Prepaid expenses, deferred financing costs and other assets, net	586	27,803	62,325	7,973	—	98,687
Intercompany	444,499	757,676	—	—	(1,202,175)	—
Investment in subsidiaries	447,916	642,611	25,057	—	(1,115,584)	—
Total assets	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

Liabilities
Mortgage notes	$—	$—	$—	$124,022	$—	$124,022
Revolving credit facility	—	68,000	—	—	—	68,000
Term loan	—	200,000	—	—	—	200,000
Senior unsecured notes	—	699,272	—	—	—	699,272
Accounts payable and accrued liabilities	9,994	12,902	7,422	1,457	—	31,775
Intercompany	—	—	1,198,779	3,396	(1,202,175)	—
Total liabilities	9,994	980,174	1,206,201	128,875	(1,202,175)	1,123,069

Total Sabra Health Care REIT, Inc. stockholders' equity	941,866	447,916	638,898	28,770	(1,115,584)	941,866
Noncontrolling interests	—	—	—	(43)	—	(43)
Total equity	941,866	447,916	638,898	28,727	(1,115,584)	941,823
Total liabilities and equity	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$47,760	$5,413	$—	$53,173
Interest and other income	—	129	6,211	550	(129)	6,761
Total revenues	—	129	53,971	5,963	(129)	59,934
Expenses:
Depreciation and amortization	14	—	14,674	1,618	—	16,306
Interest	—	13,211	676	1,418	(129)	15,176
General and administrative	2,759	18	731	483	—	3,991
Provision for doubtful accounts and write-offs	113	—	2,376	—	—	2,489
Total expenses	2,886	13,229	18,457	3,519	(129)	37,962

Other income (expense):
Other (expense) income	—	502	(602)	—	—	(100)
Net loss on sales of real estate	—	—	(3,838)	—	—	(3,838)

Total other income (expense)	—	502	(4,440)	—	—	(3,938)

Income in subsidiaries	20,947	33,545	2,282	—	(56,774)	—

Net income	18,061	20,947	33,356	2,444	(56,774)	18,034

Net loss attributable to noncontrolling interests	—	—	—	27	—	27

Net income attributable to Sabra Health Care REIT, Inc.	18,061	20,947	33,356	2,471	(56,774)	18,061

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$15,500	$20,947	$33,356	$2,471	$(56,774)	$15,500

Net income attributable to common stockholders, per:
Basic common share						$0.24
Diluted common share						$0.24
Weighted-average number of common shares outstanding, basic						65,160,290
Weighted-average number of common shares outstanding, diluted						65,398,175

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$33,290	$4,875	$—	$38,165
Interest and other income	2	—	5,141	676	—	5,819
Total revenues	2	—	38,431	5,551	—	43,984
Expenses:
Depreciation and amortization	13	—	8,288	1,461	—	9,762
Interest	—	8,435	749	1,356	—	10,540
General and administrative	3,573	—	2,133	520	—	6,226
Total expenses	3,586	8,435	11,170	3,337	—	26,528

Other (expense) income:
Loss on extinguishment of debt	—	—	(158)	—	—	(158)
Other expense	—	—	(100)	—	—	(100)

Total other (expense) income	—	—	(258)	—	—	(258)

Income in subsidiaries	20,788	29,223	1,304	—	(51,315)	—

Net income	17,204	20,788	28,307	2,214	(51,315)	17,198

Net loss attributable to noncontrolling interests	—	—	—	6	—	6

Net income attributable to Sabra Health Care REIT, Inc.	17,204	20,788	28,307	2,220	(51,315)	17,204

Preferred dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$14,643	$20,788	$28,307	$2,220	$(51,315)	$14,643

Net loss attributable to common stockholders, per:
Basic common share						$0.31
Diluted common share						$0.31
Weighted-average number of common shares outstanding, basic						47,359,949
Weighted-average number of common shares outstanding, diluted						47,877,202

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$137,249	$15,325	$—	$152,574
Interest and other income	1	226	17,521	1,924	(154)	19,518
Total revenues	1	226	154,770	17,249	(154)	172,092
Expenses:
Depreciation and amortization	41	—	40,357	4,555	—	44,953
Interest	—	38,427	836	3,999	(154)	43,108
General and administrative	12,251	21	6,858	1,582	—	20,712
Provision for doubtful accounts and write-offs	(488)	—	7,093	—	—	6,605
Total expenses	11,804	38,448	55,144	10,136	(154)	115,378

Other income (expense):
Other expense	—	1,671	(1,971)	—	—	(300)
Net loss on sales of real estate	—	—	(2,115)	—	—	(2,115)

Total other (expense) income	—	1,671	(4,086)	—	—	(2,415)

Income in subsidiaries	66,149	102,700	6,697	—	(175,546)	—

Net income	54,346	66,149	102,237	7,113	(175,546)	54,299

Net loss attributable to noncontrolling interests	—	—	—	47	—	47

Net income attributable to Sabra Health Care REIT, Inc.	54,346	66,149	102,237	7,160	(175,546)	54,346

Preferred stock dividends	(7,682)	—	—	—	—	(7,682)

Net income attributable to common stockholders	$46,664	$66,149	$102,237	$7,160	$(175,546)	$46,664

Net income attributable to common stockholders, per:
Basic common share						$0.76
Diluted common share						$0.76
Weighted-average number of common shares outstanding, basic						61,244,991
Weighted-average number of common shares outstanding, diluted						61,468,603

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2014
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$97,384	$14,359	$—	$111,743
Interest and other income	9	—	14,039	2,016	—	16,064
Total revenues	9	—	111,423	16,375	—	127,807
Expenses:
Depreciation and amortization	38	—	24,642	4,187	—	28,867
Interest	—	24,189	4,642	3,837	—	32,668
General and administrative	12,133	2	3,148	1,728	—	17,011
Provision for doubtful accounts and write-offs	—	—	2,994	—	—	2,994
Total expenses	12,171	24,191	35,426	9,752	—	81,540

Other (expense) income:
Loss on extinguishment of debt	—	(21,846)	(472)	(136)	—	(22,454)
Other income	—	—	860	—	—	860

Total other (expense) income	—	(21,846)	388	(136)	—	(21,594)

Income in subsidiaries	36,864	82,901	4,368	—	(124,133)	—

Net income	24,702	36,864	80,753	6,487	(124,133)	24,673

Net loss attributable to noncontrolling interests	—	—	—	29	—	29

Net income attributable to Sabra Health Care REIT, Inc.	24,702	36,864	80,753	6,516	(124,133)	24,702

Preferred dividends	(7,682)	—	—	—	—	(7,682)

Net income attributable to common stockholders	$17,020	$36,864	$80,753	$6,516	$(124,133)	$17,020

Net income attributable to common stockholders, per:
Basic common share						$0.39
Diluted common share						$0.39
Weighted-average number of common shares outstanding, basic						43,358,620
Weighted-average number of common shares outstanding, diluted						43,840,550

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$18,061	$20,947	$33,356	$2,444	$(56,774)	$18,034
Other comprehensive loss:
Foreign currency translation	—	4,609	(2,765)	(874)	—	970
Unrealized loss on cash flow hedge	—	(1,781)	—	—	—	(1,781)

Comprehensive income	18,061	23,775	30,591	1,570	(56,774)	17,223

Comprehensive loss attributable to noncontrolling interest	—	—	—	27	—	27

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$18,061	$23,775	$30,591	$1,597	$(56,774)	$17,250

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$54,346	$66,149	$102,237	$7,113	$(175,546)	$54,299
Other comprehensive loss:
Foreign currency translation	—	4,445	(3,091)	(979)	—	375
Unrealized loss on cash flow hedge	—	(4,470)	—	—	—	(4,470)

Comprehensive income	54,346	66,124	99,146	6,134	(175,546)	50,204

Comprehensive loss attributable to noncontrolling interest	—	—	—	47	—	47

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$54,346	$66,124	$99,146	$6,181	$(175,546)	$50,251

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(in thousands) (unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$74,256	$—	$22	$4,837	$—	$79,115
Cash flows from investing activities:
Acquisitions of real estate	—	—	(375,324)	(11,248)	—	(386,572)
Origination and fundings of loans receivable	—	—	(26,207)	—	—	(26,207)
Preferred equity investments	—	—	(9,281)	—	—	(9,281)
Additions to real estate	(11)	—	(1,100)	(485)	—	(1,596)
DIP Financing	—	—	(3,302)	—	—	(3,302)
Release of contingent consideration held in escrow	—	—	5,240	—	—	5,240
Repayment of loans receivable	—	—	3,285	—	—	3,285
Investment in subsidiaries	(414)	(414)	—	—	828	—
Net proceeds from the sale of real estate	—	—	15,752	—	—	15,752
Distribution from subsidiaries	1,355	1,355	—	—	(2,710)	—
Intercompany financing	(165,871)	(301,642)	—	—	467,513	—
Net cash used in investing activities	(164,941)	(300,701)	(390,937)	(11,733)	465,631	(402,681)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	136,000	—	—	—	136,000
Proceeds from term loan	—	—	73,242	—	—	73,242
Proceeds from mortgage notes	—	—	—	28,735	—	28,735
Principal payments on mortgage notes	—	—	—	(2,184)	—	(2,184)
Payments of deferred financing costs	—	(229)	(714)	(371)	—	(1,314)
Issuance of common stock	139,617	—	—	—	—	139,617
Dividends paid on common and preferred stock	(80,619)	—	—	—	—	(80,619)
Contribution from parent	—	414	—	414	(828)	—
Distribution to parent	—	(1,355)	—	(1,355)	2,710	—
Intercompany financing	—	165,871	318,618	(16,976)	(467,513)	—
Net cash provided by financing activities	58,998	300,701	391,146	8,263	(465,631)	293,477
Net (decrease) increase in cash and cash equivalents	(31,687)	—	231	1,367	—	(30,089)
Effect of foreign currency translation on cash and cash equivalents	(203)	—	(20)	(8)	—	(231)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$26,909	$—	$211	$4,353	$—	$31,473

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$40,289	$—	$—	$30,950	$—	$71,239
Cash flows from investing activities:
Acquisitions of real estate	—	—	(713,778)	(8,101)	—	(721,879)
Origination and fundings of loans receivable	—	—	(59,256)	—	—	(59,256)
Preferred equity investments	—	—	(11,300)	—	—	(11,300)
Additions to real estate	—	—	(1,128)	(23)	—	(1,151)
Net proceeds from the sale of real estate	—	—	287	—	—	287
Investment in subsidiaries	(12,288)	(12,288)		—	24,576	—
Intercompany financing	(182,248)	(915,786)	—	—	1,098,034	—
Net cash used in investing activities	(194,536)	(928,074)	(785,175)	(8,124)	1,122,610	(793,299)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	350,000	—	—	—	350,000
Principal payments on senior unsecured notes	—	(211,250)	—	—	—	(211,250)
Net proceeds (repayments) from revolving credit facility	—	604,000	(125,500)	—	—	478,500
Proceeds from mortgage notes	—	—	—	57,703	—	57,703
Principal payments on mortgage notes	—	—	—	(88,419)	—	(88,419)
Payments of deferred financing costs	—	(9,212)	(5,111)	(1,151)	—	(15,474)
Issuance of common stock	229,825	—	—	—	—	229,825
Dividends paid	(57,654)	—	—	—	—	(57,654)
Contribution from parent	—	12,288	—	12,288	(24,576)	—
Intercompany financing	—	182,248	915,786	—	(1,098,034)	—
Net cash provided by (used in) financing activities	172,171	928,074	785,175	(19,579)	(1,122,610)	743,231
Net increase in cash and cash equivalents	17,924	—	—	3,247	—	21,171
Cash and cash equivalents, beginning of period	3,551	—	—	757	—	4,308
Cash and cash equivalents, end of period	$21,475	$—	$—	$4,004	$—	$25,479

12.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and nine months ended September 30, 2015 and 2014 to give effect to acquisitions completed during the nine months ended September 30, 2014 and 2015. The Company acquired three skilled nursing/transitional care facilities and 19 senior housing facilities during the nine months ended September 30, 2015. The Company acquired six skilled nursing facilities and 27 senior housing facilities during the nine months ended September 30, 2014. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2014, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Revenues	$61,278	$62,411	$190,186	$186,682
Depreciation and amortization	16,946	16,353	50,997	49,214
Net income attributable to common stockholders	20,548	27,785	64,399	56,086

Net income attributable to common stockholders, per:
Basic common share	$0.32	$0.59	$1.05	$1.29
Diluted common share	$0.31	$0.58	$1.05	$1.28

Weighted-average number of common shares outstanding, basic	65,160,290	47,359,949	61,244,991	43,358,620
Weighted-average number of common shares outstanding, diluted	65,398,175	47,877,202	61,468,603	43,840,550
Acquisition pursuit costs of $0.5 million and $5.7 million, respectively, related to the acquisitions completed during the three and nine months ended September 30, 2015 are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

13.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2015, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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
Dividend Declaration
On November 9, 2015, the Company announced that its board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on November 30, 2015 to common stockholders of record as of the close of business on November 19, 2015.
On November 9, 2015, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 30, 2015 to preferred stockholders of record as of the close of business on November 19, 2015.

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

Acquisitions and Investments
We made investments of $443.0 million during the nine months ended September 30, 2015. These investments consisted of: (i) $406.2 million of real estate acquisitions, (ii) $1.6 million of real estate additions; (iii) $9.2 million of preferred equity investments; and (iv) $26.0 million of investments in loans receivable. The $406.2 million of real estate acquisitions includes nine senior housing facilities located in British Columbia and Ontario, Canada that we acquired for a purchase price of CAD $170.5 million (US $138.8 million) as well as three skilled nursing facilities located in Maryland that we acquired for a purchase price of $175.2 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

Financing Activity
During the nine months ended September 30, 2015, we assumed three existing mortgage loans maturing in December 2021 totaling CAD $24.2 million (US $19.7 million) with annual interest rates of 3.74% and entered into a Canadian dollar denominated 5-year term loan of CAD $90.0 million (US $73.2 million) with a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on our consolidated leverage ratio. We also entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these transactions.
During the nine months ended September 30, 2015, we entered into new mortgage loans secured by three facilities for a total of $28.7 million in proceeds. The new mortgage loans are insured by the United States Department of Housing and Urban Development (“HUD”), have an annual interest rate of 3.64% and mature in 2045.
Debt Modification
During the nine months ended September 30, 2015, we modified six existing mortgage notes insured by HUD totaling $59.2 million. We maintained the original maturity dates and reduced the weighted average annual interest rate from 4.39% to 3.98% per annum.
Capital Market Activity
During the nine months ended September 30, 2015, we completed an underwritten public offering of 5.9 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $147.9 million from the offering, after giving effect to the issuance and sale of all 5.9 million shares of common stock, at a price of $25.06 per share. These proceeds were primarily used to repay borrowings outstanding under the Revolving Credit Facility.
Forest Park Investments Update
Forest Park-Frisco (“Frisco”)
On August 10, 2015, the Amended and Restated Memorandum of Understanding ("MOU") dated July 21, 2015 with the tenant (the “Frisco Tenant”) of the Forest Park Medical Center - Frisco hospital ("Frisco") to restructure the terms of the lease was canceled due to the Frisco Tenant's failure to obtain additional financing as required under the MOU and the Frisco Tenant’s failure to comply with the other terms of the MOU. On September 22, 2015, the Frisco Tenant filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Texas. As part of the bankruptcy, Sabra agreed to provide up to $18.5 million in debtor-in-possession financing (“DIP Loan”) to the Frisco Tenant subject to the terms of a Senior Secured Superpriority Debtor-In-Possession Loan and Security Agreement. As of September 30, 2015, Sabra had funded $3.3 million of the DIP Loan. The DIP Loan provides that, during the term of the bankruptcy, monthly rent due under our lease totaling $0.9 million per month will be paid in full starting October 1, 2015 until the sale process is concluded or the bankruptcy court orders otherwise. As of September 30, 2015, our receivables from the Frisco Tenant included $2.3 million of unpaid cash rents, net of reserves for uncollectability, and gross amounts due and outstanding under our lease for Frisco, before reserves, totaled $8.6 million (including interest and late fees). In addition, we did not record any revenues for Frisco during the three months ended September 30, 2015, and increased our reserve associated with the accumulated straight-line rental income receivable balance by $2.3 million to fully reserve such straight-line rents associated with Frisco. The amount of unpaid cash rents and DIP Loan balance ultimately collected will depend on the resolution of the Frisco Tenant's bankruptcy proceedings. We expect to either (i) enter into a new lease agreement with a new operator, or (ii) sell our interest in Frisco as a result of the bankruptcy. Sabra expects to select what it believes to be the best resolution taking into account the impact on the realization of the DIP Loan and prior rents due and the value of a potential lease arrangement as compared to the sale of Frisco. The process and outcome is subject to bankruptcy court approval. In addition, the Company has individual personal guarantees from the various physician owners of the Frisco Tenant totaling $21.3 million, which provide additional sources for realizing the Company's investment in Frisco as well as the DIP Loan and rents due.
Forest Park-Dallas (“Dallas”)
As of September 30, 2015, the total unpaid interest under the Dallas mortgage loan totaled $2.3 million. Under the terms of the amended loan agreement entered into in February 2015, the borrower under the Dallas mortgage loan (the "Dallas Borrower") is required to pay all rents received from the Dallas hospital tenant toward its interest obligations to us. The Dallas Borrower did not make its monthly payment of interest due October 1, 2015 and was served with a notice of default. We will exercise all remedies available to us under the Dallas mortgage loan and have served the Dallas Borrower with a notice of foreclosure, with the foreclosure sale scheduled for December 1, 2015 barring any action by the Dallas Borrower to judicially stop the sale. Based on a third party appraisal of the real estate, the estimated fair value of the collateral is sufficient to recover the outstanding loan balance and unpaid interest. Accordingly, we do not consider this loan to be impaired and no reserves have been recorded for unpaid interest.
Forest Park-Fort Worth (“Fort Worth”)
As of September 30, 2015, we have funded $60.8 million of our $66.8 million commitment under the Fort Worth construction loan and $0.4 million of unpaid interest was outstanding. The borrower under the Fort Worth construction loan (the "Fort Worth Borrower") did not make its monthly payment of interest due October 1, 2015 and was served with a notice of default. We will exercise all remedies available to us under the Fort Worth construction loan and have served the Fort Worth Borrower with a notice of foreclosure, with the foreclosure sale scheduled for December 1, 2015 barring any action by the Fort Worth Borrower to judicially stop the sale. Based on a third party appraisal of the real estate, the estimated fair value of the collateral is sufficient to recover the outstanding loan balance and unpaid interest. Accordingly, we do not consider this loan to be impaired and no reserves have been recorded for unpaid interest.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2014 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2015.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of September 30, 2015, our investment portfolio included 178 real estate properties held for investment, 15 investments in loans receivable and ten preferred equity investments. As of September 30, 2014, our investment portfolio included 154 real estate properties held for investment, 14 investments in loans receivable and four preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2015 and 2014 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three and nine months ended September 30, 2015 and 2014 are not directly comparable due to the increase in investments made subsequent to the beginning of the respective comparable period in the preceding year.
Comparison of results of operations for the three months ended September 30, 2015 versus the three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2015	2014
Revenues:
Rental income	$53,173	$38,165	$15,008	39%	$18,231	$(3,223)
Interest and other income	6,761	5,819	942	16%	1,087	(145)
Expenses:
Depreciation and amortization	16,306	9,762	6,544	67%	6,588	(44)
Interest	15,176	10,540	4,636	44%	—	4,636
General and administrative	3,991	6,226	(2,235)	(36)%	(1,498)	(737)
Provision for doubtful accounts and write-offs	2,489	—	2,489	100%	—	2,489
Other (expense) income:
Loss on extinguishment of debt	—	(158)	158	100%	—	158
Other expense	(100)	(100)	—	—%	—	—
Net loss on sales of real estate	(3,838)	—	(3,838)	100%	—	(3,838)
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of investments/dispositions made after July 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 that is not a direct result of investments/dispositions made after July 1, 2014.
Rental Income
During the three months ended September 30, 2015, we recognized $53.2 million of rental income compared to $38.2 million for the three months ended September 30, 2014. The $15.0 million increase in rental income is primarily due to an increase of $19.2 million from properties acquired after July 1, 2014, offset by a decrease of $1.0 million from properties disposed of after July 1, 2014. The increase is further offset by a $3.3 million decrease in rental income primarily related to our decision to recognize revenues related to Forest Park - Frisco on a fully reserved cash basis during the three months ended September 30, 2015. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the three months ended September 30, 2015 and 2014.
Interest and Other Income
During the three months ended September 30, 2015, we recognized $6.8 million of interest and other income compared to $5.8 million for the three months ended September 30, 2014. Interest and other income during the three months ended September 30, 2015 primarily consisted of income earned on our 15 loans receivable investments and preferred dividends on 10 preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $287.4 million as of September 30, 2015. Interest and other income during the three months ended September 30, 2014 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on our six preferred equity investments, two of which were repaid in August 2014. These investments had a combined book value of $250.7 million as of September 30, 2014. Interest and other income during the three months ended September 30, 2015 and 2014, also includes $0.6 million and $0.7 million, respectively, of operating revenues associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues in our condensed consolidated statements of income.
Depreciation and Amortization
During the three months ended September 30, 2015, we incurred $16.3 million of depreciation and amortization expense compared to $9.8 million for the three months ended September 30, 2014. The $6.5 million net increase in depreciation and amortization was primarily due to an increase of $6.8 million from properties acquired after July 1, 2014, partially offset by a decrease of $0.3 million from properties disposed of after July 1, 2014.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2015, we incurred $15.2 million of interest expense compared to $10.5 million for the three months ended September 30, 2014. The $4.6 million net increase is primarily related to (i) a $2.3 million increase in interest expense and amortization of deferred financing costs related to the issuance of $350.0 million and $150.0 million aggregate principal amounts of the 2021 Notes (defined below) in January 2014 and October 2014, respectively, (ii) a $1.2 million increase in interest expense related to the U.S. term loan, (iii) a $0.6 million increase in interest expense related to the Canadian Term Loan (defined below) and (iv) a $0.5 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the three months ended September 30, 2015. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the Revolving Credit Facility and the Canadian Term Loan.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating expenses associated with the consolidation of our RIDEA-compliant joint venture and other costs associated with acquisition pursuit activities and asset management. During the three months ended September 30, 2015, general and administrative expenses were $4.0 million compared to $6.2 million during the three months ended September 30, 2014. The $2.2 million decrease is primarily related to (i) a $1.5 million decrease in acquisition pursuit costs from $2.0 million during the three months ended September 30, 2014, which was primarily related to our acquisition of the Holiday portfolio, to $0.5 million during the three months ended September 30, 2015 and (ii) a $0.8 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $1.5 million during the three months ended September 30, 2014 to $0.7 million during the three months ended September 30, 2015, is primarily due to the change in performance-based vesting assumptions on management's equity compensation. The decreases are offset by an increase of $0.1 million in legal fees. We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Write-Offs
During the three months ended September 30, 2015, we recognized $2.5 million of straight-line rental income provision for doubtful accounts primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. We did not recognize any provisions for doubtful accounts and write offs during the three months ended September 30, 2014.
Loss on Extinguishment of Debt
We did not recognize any loss on extinguishment of debt during the three months ended September 30, 2015. During the three months ended September 30, 2014, we recognized $0.2 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the Revolving Credit Facility.
Other Expense
During the three months ended September 30, 2015, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties (see Note 4, “Real Estate Properties Held for Investment” in the Notes to Condensed Consolidated Financial Statements for further details). During the three months ended September 30, 2014, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties.
Net Loss on Sales of Real Estate
During the three months ended September 30, 2015, we recognized a loss on the sale of real estate of $3.8 million related to the disposition of three skilled nursing facilities.

Comparison of results of operations for the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Increase (Decrease) (2)
	2015	2014
Revenues:
Rental income	$152,574	$111,743	$40,831	37%	$44,830	$(3,999)
Interest and other income	19,518	16,064	3,454	22%	3,606	(152)
Expenses:
Depreciation and amortization	44,953	28,867	16,086	56%	16,455	(369)
Interest	43,108	32,668	10,440	32%	—	10,440
General and administrative	20,712	17,011	3,701	22%	3,364	337
Provision for doubtful accounts and write-offs	6,605	2,994	3,611	121%	—	3,611
Other (expense) income:
Loss on extinguishment of debt	—	(22,454)	22,454	100%	—	22,454
Other (expense) income	(300)	860	(1,160)	(135)%	—	(1,160)
Net loss on sales of real estate	(2,115)	—	(2,115)	100%	—	(2,115)
(1) Represents the dollar amount increase for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of investments/dispositions made on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 that is not a direct result of investments/dispositions made after January 1, 2014.
Rental Income
During the nine months ended September 30, 2015, we recognized $152.6 million of rental income compared to $111.7 million for the nine months ended September 30, 2014. The $40.9 million increase in rental income is primarily due to an increase of $47.3 million from properties acquired after January 1, 2014, offset by a decrease of $2.5 million from properties disposed of after January 1, 2014. The increase is further offset by a $4.0 million decrease in rental income primarily related to our Forest Park - Frisco tenant and to modifying lease terms in connection with three facilities. See “—Forest Park Investments Update” above for further information. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the nine months ended September 30, 2015 and 2014.
Interest and Other Income
During the nine months ended September 30, 2015, we recognized $19.5 million of interest and other income compared to $16.1 million for the nine months ended September 30, 2014. Interest and other income during the nine months ended September 30, 2015 primarily consisted of income earned on our 15 loans receivable investments and preferred dividends on ten preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $287.4 million as of September 30, 2015. Interest and other income during the nine months ended September 30, 2014 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on our six preferred equity investments, two of which were repaid in August 2014. These investments had a combined book value of $250.7 million as of September 30, 2014. Interest and other income during the nine months ended September 30, 2015 and 2014 also includes $1.9 million and $2.0 million, respectively, of operating revenues associated with consolidation of our RIDEA-compliant joint venture. As a result of consolidating, we reflect the joint venture's operating revenues in our condensed consolidated statements of income.
Depreciation and Amortization
During the nine months ended September 30, 2015, we incurred $45.0 million of depreciation and amortization expense compared to $28.9 million for the nine months ended September 30, 2014. The $16.1 million net increase in depreciation and amortization was primarily due to an increase of $17.1 million from properties acquired on or after January 1, 2014, partially offset by a decrease of $0.6 million from properties disposed of after January 1, 2014 and $0.4 million related to assets that have been fully depreciated.

Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2015, we incurred $43.1 million of interest expense compared to $32.7 million for the nine months ended September 30, 2014. The $10.4 million net increase is primarily related to (i) a $8.0 million increase in interest expense and amortization of deferred financing costs related to the issuance of $350.0 million and $150.0 million aggregate principal amounts of the 2021 Notes in January 2014 and October 2014, respectively, (ii) a $3.5 million increase in interest expense related to the U.S. term loan and (iii) a $0.7 million increase in interest expense related to the Canadian Term Loan, partially offset by (x) a $0.5 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the nine months ended September 30, 2015, (y) a $1.1 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes (defined below) completed in February 2014 and (z) a $0.2 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of an existing $29.8 million variable rate mortgage note. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2018 Notes, the Revolving Credit Facility and the Canadian Term Loan.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, facility operating expenses associated with the consolidation of our RIDEA-compliant joint venture and other costs associated with acquisition pursuit activities and asset management. During the nine months ended September 30, 2015, general and administrative expenses were $20.7 million compared to $17.0 million during the nine months ended September 30, 2014.  The $3.7 million increase is primarily related to (i) a $3.4 million increase in acquisition pursuit costs from $2.6 million during the nine months ended September 30, 2014, which was primarily related to our acquisition of the Holiday portfolio, to $6.0 million during the nine months ended September 30, 2015, which was primarily related to the acquisitions of the Canadian and NMS portfolios described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements, (ii) a $0.4 million increase in state income taxes due to the increased number of investments, (iii) $0.4 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators and (iv) a $0.5 million increase in payroll related expenses due to the increased number of employees. The increases are offset by a $0.9 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $6.3 million during the nine months ended September 30, 2014 to $5.4 million during the nine months ended September 30, 2015, is primarily related to the change in our stock price during the nine months ended September 30, 2015 (a decrease of $7.19 per share) compared to the nine months ended September 30, 2014 (a decrease of $1.82 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Write-Offs
During the nine months ended September 30, 2015, we recognized $6.6 million in provision for doubtful accounts primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. During the nine months ended September 30, 2014, we recognized $3.0 million of straight-line rental income write-offs primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity.
Loss on Extinguishment of Debt
We did not recognize any loss on extinguishment of debt during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we recognized $22.5 million of loss on extinguishment of debt. Of this amount, (i) $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes, (ii) $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment and (iii) $0.2 million related to the write-offs of deferred financing costs in connection with the Revolving Credit Facility.
Other Income (Expense)
During the nine months ended September 30, 2015, we recognized $0.3 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties (see Note 4, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for further details). During the nine months ended September 30, 2014, we recognized $0.9 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties.
Net Loss on Sales of Real Estate
During nine months ended September 30, 2015, we recognized a net loss on the sales of real estate of $2.1 million. The $2.1 million net loss is due to a $3.8 million loss related to the disposition of three skilled nursing facilities, offset by a gain of $1.7 million related to the disposition of one skilled nursing facility.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. AFFO is defined as FFO excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs, acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income , changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2015 and 2014, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$15,500	$14,643	$46,664	$17,020
Depreciation and amortization of real estate assets	16,306	9,762	44,953	28,867
Net loss on sales of real estate	3,838	—	2,115	—

FFO attributable to common stockholders	35,644	24,405	93,732	45,887

Acquisition pursuit costs	540	2,038	5,981	2,617
Stock-based compensation expense	717	1,545	5,389	6,337
Straight-line rental income adjustments	(6,438)	(4,641)	(18,272)	(13,074)
Amortization of deferred financing costs	1,300	940	3,829	2,812
Non-cash portion of loss on extinguishment of debt	—	158	—	1,576
Other non-cash adjustments	2,745	177	5,063	2,318

AFFO attributable to common stockholders	$34,508	$24,622	$95,722	$48,473

FFO attributable to common stockholders per diluted common share	$0.55	$0.51	$1.52	$1.05

AFFO attributable to common stockholders per diluted common share	$0.53	$0.51	$1.55	$1.10

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,398,175	47,877,202	61,468,603	43,840,550

AFFO attributable to common stockholders	65,528,033	48,038,179	61,641,797	44,072,015

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
Significant Items Included in Net Income Attributable to Common Stockholders:

•
During the nine months ended September 30, 2015, we recognized $4.3 million of unusual acquisition pursuit costs related to the acquisitions of the Canadian and NMS portfolios described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements. This entire amount is included in FFO for the nine months ended September 30, 2015.

•
During the three and nine months ended September 30, 2015, we recognized $2.5 million and $6.6 million, respectively, in provision for doubtful accounts primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. These entire amounts are included in FFO for the three and nine months ended September 30, 2015, and $2.3 million is included in AFFO for the nine months ended September 30, 2015.

•
During the three and nine months ended September 30, 2015, we recognized $0.1 million and $0.3 million, respectively, of other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties. See Note 4, “Real Estate Properties Held for Investment” in the Notes to Condensed Consolidated Financial Statements for further details. This entire amount is included in FFO for the three and nine months ended September 30, 2015.

•
During the three and nine months ended September 30, 2015, we recognized $0.4 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the three and nine months ended September 30, 2015.

•
During the three and nine months ended September 30, 2014, we incurred $0.2 million and $22.5 million, respectively, of loss on extinguishment of debt. The $0.2 million of loss on extinguishment of debt during the three months ended September 30, 2014 is related to the write-offs of unamortized deferred financing costs in connection with the Revolving Credit Facility. The $22.5 million of loss on extinguishment of debt during the nine months ended September 30, 2014 also includes $20.9 million in payments made to noteholders for early redemption of the then-outstanding 2018 Notes and legal fees paid, $0.8 million of write-offs associated with unamortized deferred financing and premium costs and $0.6 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing. The entire amount of the loss on extinguishment of debt is included in FFO for the three and nine months ended September 30, 2014. The $0.2 million in fees paid related to the redemption of the then-outstanding 2018 Notes is included in AFFO for the three months ended September 30, 2014, and AFFO for the nine months ended September 30, 2014 also includes the $20.9 million early redemption premium and legal fees.

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

Liquidity and Capital Resources
As of September 30, 2015, we had approximately $277.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $31.4 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $246.0 million.
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
On December 1, 2014, we entered into a sales agreement (the “2014 Sales Agreements”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, MLV & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $200.0 million from time to time through the Sales Agents (the “2014 ATM Program”). The 2014 Sales Agreements supersede and replace our previous sales agreements entered into by us with certain sales agents on March 18, 2013. As of September 30, 2015, we have sold 4.4 million shares of our common stock under the 2014 ATM Program at an average price of $28.20 per share, generating gross proceeds of approximately $123.5 million, before $2.5 million of commissions. We sold no shares under the 2014 ATM Program during the nine months ended September 30, 2015. As of September 30, 2015, shares of our common stock having an aggregate offering price of $76.5 million were available for sale under the 2014 ATM Program. In November 2015, we suspended the 2014 ATM Program. We may resume the 2014 ATM Program at any time during the term of the program in our discretion.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $79.1 million for the nine months ended September 30, 2015. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses, including acquisition pursuit costs. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.

Cash Flows from Investing Activities
During the nine months ended September 30, 2015, net cash used in investing activities was $402.7 million and consisted of $386.6 million used to acquire three skilled nursing/transitional care facilities and 19 senior housing facilities, $26.2 million used to originate three loans receivable and provide additional funding for existing loans receivable, $9.3 million used to originate four preferred equity investments and fund existing preferred equity investments, $3.3 million used to fund the DIP Loan and $1.6 million used for tenant improvements, partially offset by a $3.3 million partial repayment of one loan receivable, a $5.2 million release of contingent consideration held in escrow and $15.8 million in sales proceeds related to the disposition of four skilled nursing/transitional care facilities.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the nine months ended September 30, 2015, net cash provided by financing activities was $293.5 million and consisted of $73.2 million in proceeds from the Canadian Term Loan, $139.6 million in net proceeds from the June 2015 equity offering offset by payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program and $28.7 million proceeds from the refinancing for three mortgage notes payable. The proceeds are offset by $80.6 million of dividends paid to stockholders, $2.2 million of principal repayments of mortgage notes payable, and $1.3 million of payments for deferred financing costs. In addition, during the nine months ended September 30, 2015, we borrowed a net amount of $136.0 million on our Revolving Credit Facility.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the 2018 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2015, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and Canadian Term Loan, including information regarding covenants contained in the Revolving Credit Facility and Canadian Term Loan. As of September 30, 2015, we were in compliance with all applicable covenants under the Revolving Credit Facility and Canadian Term Loan.
Mortgage Indebtedness
Of our 178 properties held for investment, 20 are subject to mortgage indebtedness to third parties that, as of September 30, 2015, totaled approximately $168.6 million. As of September 30, 2015 and December 31, 2014, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at September 30, 2015 (1)	Maturity Date
Fixed Rate	$168,608	$124,022	3.86%	December 2021 - August 2051
(1) Weighted average effective rate includes private mortgage insurance.

Capital Expenditures
There were $1.6 million and $1.2 million of capital expenditures for the nine months ended September 30, 2015 and 2014, respectively. The capital expenditures for the nine months ended September 30, 2015 include $11,000 of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $6.0 million, and that such expenditures will principally be for improvements to our facilities, which result in incremental rental income, and corporate capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings under our Revolving Credit Facility.
Dividends
We paid dividends of $80.6 million on our common and preferred stock during the nine months ended September 30, 2015. On November 9, 2015, our board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on November 30, 2015 to common stockholders of record as of November 19, 2015. Also on November 9, 2015, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 30, 2015 to preferred stockholders of record as of the close of business on November 19, 2015.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 178 real estate properties held for investment as of September 30, 2015 is diversified by location across the United States and Canada.
As of September 30, 2015, our two largest tenants, Genesis and Holiday, represented 32.8% and 16.2%, respectively, of our annualized revenues. Other than these two tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of September 30, 2015. The obligations under both master leases are guaranteed by their respective parent entities.

Skilled Nursing Facility Reimbursement Rates
As of September 30, 2015, 55.1% of our annualized revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, term loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of September 30, 2015 (in thousands):

		October 1 Through		Year Ending December 31,
	Total	December 31, 2015	2016	2017	2018	2019	After 2019
Mortgage indebtedness (1)	$258,196	$2,294	$9,700	$9,700	$9,700	$9,700	$217,102
Revolving Credit Facility (2)(3)	221,774	1,520	6,046	6,029	208,179	—	—
Term loans (3)	360,926	1,907	7,587	7,566	273,128	2,511	68,227
Senior Notes(4)	937,250	5,375	38,250	38,250	38,250	38,250	778,875
Contingent consideration	4,200	—	—	4,200	—	—	—
Operating lease	17	17	—	—	—	—	—
Total	$1,782,363	$11,113	$61,583	$65,745	$529,257	$50,461	$1,064,204

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $89.6 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Revolving Credit Facility and U.S. term loan subject to a one-year extension option.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $237.3 million.
In addition to the above, we have committed to provide up to $115.4 million of funding related to three investments in loans receivables, four preferred equity investments and the DIP Loan. As of September 30, 2015, we had funded $83.0 million of these commitments. The investments in loans receivables have maturity dates ranging from 2016 through 2018.
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
Interest rate risk. As of September 30, 2015, our indebtedness included $699.3 million aggregate principal amount of Senior Notes outstanding, $168.6 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $267.1 million in term loans and $204.0 million outstanding under the Revolving Credit Facility. As of September 30, 2015, we had $471.1 million of outstanding variable rate indebtedness. In addition, as of September 30, 2015, we had $246.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate cap or swap agreements. As of September 30, 2015, we had two interest rate derivative instruments: a 2.0% interest rate cap on $200.0 million of LIBOR–based borrowings and an interest rate swap that fixes the CDOR portion of the interest rate for our CAD $90.0 million term loan at 1.59%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap and cap derivative instruments and assuming no other changes in the outstanding balance as of September 30, 2015, interest expense would increase by $4.0 million for the twelve months following September 30, 2015. As of September 30, 2015, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following September 30, 2015, interest expense on our variable rate debt would decrease by $0.8 million.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $114.0 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2015, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2015, our cash flows would have decreased or increased, as applicable, by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2014 Annual Report on Form 10-K, as updated by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

SABRA HEALTH CARE REIT, INC.

Date: November 9, 2015	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)