Form 10-K
period 2015-12-31
Sabra Health Care REIT, Inc.
filed 2016-02-22
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.7 billion
As of February 13, 2016, there were 65,188,788 shares of the Registrant’s $0.01 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, are incorporated by reference in Part III herein.

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

TENANT AND BORROWER INFORMATION

This 10-K includes information regarding certain of our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. Genesis is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to our tenants and borrowers that is provided in this 10-K has been provided by such tenants and borrowers. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Genesis's filings with the SEC can be found at www.sec.gov.

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
As of December 31, 2015, our investment portfolio consisted of 180 real estate properties held for investment (consisting of (i) 103 skilled nursing/transitional care facilities, (ii) 75 senior housing facilities, and (iii) two acute care hospitals), 17 investments in loans receivable (consisting of (i) eight mortgage loans, (ii) three construction loans, (iii) two mezzanine loans, (iv) three pre-development loans and (v) one debtor-in-possession loan) and 10 preferred equity investments. Included in the 180 real estate properties held for investment are two 100% owned senior housing facilities leased through RIDEA-compliant structures. As of December 31, 2015, our real estate properties held for investment had a total of 18,349 beds/units, spread across the United States and Canada. As of December 31, 2015, all of our real estate properties were leased under triple-net operating leases with expirations ranging from one to 17 years.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care facilities and with a secondary focus on acquiring skilled nursing and transitional care facilities. We have and will continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in senior housing through RIDEA-compliant structures, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the United States and Canada. We invest primarily in the United States and Canadian senior housing industry, which includes assisted living, independent living and memory care facilities, with a secondary focus on the nursing home industry, including skilled nursing and transitional care facilities. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the United States Census Bureau, Americans over the age of 75 is projected to be the fastest growing segment of the population, growing at a compounded annual growth rate of 2.9% over the next five years and 3.6% over the next ten years. Additionally, according to the United States Census Bureau, life expectancy is expected to increase to 81.7 years in 2030 from 79.4 years in 2015. Furthermore, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2013, only 14.9% of senior housing and nursing case properties were owned by publicly traded REITs. The highly-fragmented nature of the senior housing and nursing home industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the Centers for Medicare & Medicaid Services, nursing home expenditures are projected to grow from approximately $160 billion in 2014 to approximately $274 billion in 2024, representing a compounded annual growth rate of 5.5%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing facilities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past.
We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of health care delivery.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the United States and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2015, our investment portfolio consisted of 180 real estate properties held for investment, 17 investments in loans receivable and 10 preferred equity investments. Of our 180 properties held for investment as of December 31, 2015, we owned fee title to 174 properties and title under long-term ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2015:

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
Geographic and Property Type Diversification
The following tables display the distribution of our beds/units and the geographic concentration of our real estate held for investment by property type and investment as of December 31, 2015 (dollars in thousands):

Distribution of Beds/Units

	Total Number of Properties	Bed/Unit Type
Location		Skilled Nursing / Transitional Care	Senior Housing	Acute Care Hospitals	Total	% of Total
New Hampshire	16	1,469	219	—	1,688	9.2%
Texas	17	605	829	124	1,558	8.5
Connecticut	11	1,350	140	—	1,490	8.1
Florida	10	660	606	—	1,266	6.9
Kentucky	14	1,044	68	—	1,112	6.1
Canada	10	—	939	—	939	5.1
Ohio	8	900	—	—	900	4.9
Maryland	6	793	64	—	857	4.7
Nebraska	6	400	297	—	697	3.8
Michigan	10	—	579	—	579	3.2
Other (27 states)	72	4,294	2,969	—	7,263	39.5

	180	11,515	6,710	124	18,349	100.0%

% of Total beds/units		62.7%	36.6%	0.7%	100.0%

Geographic Concentration — Property Type

Location	Skilled Nursing/Transitional Care	Senior Housing	Acute Care Hospitals	Total	% of Total
Texas	5	10	2	17	9.4%
New Hampshire	14	2	—	16	8.9
Kentucky	13	1	—	14	7.8
Connecticut	9	2	—	11	6.1
Michigan	—	10	—	10	5.6
Florida	5	5	—	10	5.6
Canada	—	10	—	10	5.6
Ohio	8	—	—	8	4.4
Oklahoma	6	1	—	7	3.9
Maryland	5	1	—	6	3.3
Other (27 states)	38	33	—	71	39.4

Total	103	75	2	180	100.0%

% of Total properties	57.2%	41.7%	1.1%	100.0%

Geographic Concentration — Investment (1)

Location	Total Number of Properties	Skilled Nursing/Transitional Care	Senior Housing	Acute Care Hospitals	Total	% of Total
Texas	17	$65,625	$174,556	$175,807	$415,988	18.3%
Maryland	6	239,285	6,566	—	245,851	10.8
Connecticut	11	116,075	29,170	—	145,245	6.4
Canada (2)	10	—	144,978	—	144,978	6.4
Florida	10	29,507	92,843	—	122,350	5.4
Delaware	4	95,780	—	—	95,780	4.2
Nebraska	6	63,088	28,297	—	91,385	4.0
New Hampshire	16	74,619	12,310	—	86,929	3.8
North Carolina	3	9,489	67,272	—	76,761	3.4
Michigan	10	—	74,013	—	74,013	3.3
Other (27 states)	87	357,721	420,157	—	777,878	34.0

Total	180	$1,051,189	$1,050,162	$175,807	$2,277,158	100.0%

% of Total investments		46.2%	46.1%	7.7%	100.0%

(1) Represents the undepreciated book value of our real estate held for investment as of December 31, 2015.
(2) Investment balance in Canada is based on the exchange rate as of December 31, 2015 of $0.7210 per CAD $1.00.

Loans Receivable and Other Investments
As of December 31, 2015 and 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of December 31, 2015	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	8	Skilled Nursing / Senior Housing / Acute Care Hospital	$166,020	$166,277	$144,383	8.4%	8.2%	1/11/16 - 4/30/18
Construction	3	Acute Care Hospital / Senior Housing	75,018	75,201	65,525	14.1%	13.9%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	15,574	15,613	21,491	11.2%	11.0%	2/1/16 - 8/31/17
Pre-development	3	Senior Housing	3,683	3,768	3,777	9.0%	7.7%	1/28/17 - 9/09/17
Debtor-in-possession	1	Acute Care Hospital	13,516	13,625	—	5.0%	5.0%	N/A
	17		273,811	274,484	235,176	9.9%	9.8%

Loan loss allowance			—	(4,300)	—
			273,811	270,184	235,176

Other Investments:
Preferred Equity	10	Skilled Nursing/Senior Housing	29,643	29,993	16,407	13.1%	13.1%	N/A

Total	27		$303,454	$300,177	$251,583	10.2%	10.1%

Significant Credit Concentrations
The following table provides information regarding relationships that represent more than 10% of our annualized revenues as of December 31, 2015:

Tenant	Number of Investments	% of Total Investments (1)	% of Annualized Revenues

Genesis Healthcare, Inc.	79	19.5%	34.2%
Holiday AL Holdings LP	21	21.0	16.8

(1) Total investments consists of gross real estate investment balance, preferred equity investments, loans receivable investments plus capitalized origination fees net of loan loss reserves.
See “Risk Factors—Risks Related to Tenant Concentration” in Part I, Item 1A of this 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” in Part I, Item 7 for additional information, including risks and uncertainties, regarding our significant tenant concentration.
Investment and Financing Strategy
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility (as defined below), future borrowings or the proceeds from issuances of common stock (including through our 2014 ATM Program (as defined below)), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions. We also use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk.

Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse and Stable Property Portfolio
Our portfolio of 180 properties held for investment as of December 31, 2015, comprising 18,349 beds/units, is broadly diversified by location across the United States and Canada. Our properties in any one state or province did not account for more than 10% of our total beds/units as of December 31, 2015. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our properties remained stable over the last three fiscal years at between 87.6% and 88.2% for our skilled nursing/transitional care facilities and between 90.8% and 87.9% for our senior housing facilities. We have also been able to diversify through acquisitions the extent to which our revenues are dependent on our tenants’ and borrowers’ revenue from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants and borrowers, which information is provided quarterly in arrears, on an annualized basis as of December 31, 2015, 49.7% of our tenants’ and borrowers’ revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
All of our real estate properties are leased under triple-net operating leases with expirations ranging from one to 17 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2015, the leases had a weighted-average remaining term of 10 years. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. In addition, we may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other parties related to the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $0.4 million as of December 31, 2015 and 2014, respectively.
Strong Relationships with Operators
The members of our management team have developed an extensive network of relationships with qualified local, regional and national operators of skilled nursing and senior housing facilities across the United States and Canada. This extensive network has been built by our management team through over 25 years of operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the skilled nursing and senior housing industries. We work collaboratively with our operators to help them achieve their growth and business objectives. We believe these strong relationships with operators help us to source investment opportunities.
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

Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chairman, President and Chief Executive Officer of Sabra, has more than 25 years of experience in the acquisition, development and disposition of healthcare assets, including nine years at Sun Healthcare Group, Inc. Harold W. Andrews, Jr., Executive Vice President, Chief Financial Officer and Secretary of Sabra, is a finance professional with more than 15 years of experience in both the provision of healthcare services and healthcare real estate. Talya Nevo-Hacohen, Executive Vice President, Chief Investment Officer and Treasurer of Sabra, is a real estate finance executive with more than 20 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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
The key components of our business strategies include:
Diversify Asset Portfolio
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care facilities in the U.S. and Canada and with a secondary focus on acquiring skilled nursing and transitional care facilities in the U.S. We have and will continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing and skilled nursing/transitional care facilities.
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2015, we had approximately $202.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $7.4 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Prior Revolving Credit Facility (as defined below) of $195.0 million. On January 14, 2016, we entered into a third amended and restated unsecured credit facility which, among other things, increased our borrowing capacity from $450.0 million to $500.0 million. As of December 31, 2015, on a pro forma basis after giving effect to the third amended and restated Credit Facility as if it had been entered into on December 31, 2015, we had approximately $313.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $7.4 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $306.0 million.
We intend to maintain a mix of credit facility debt, term loan debt, mortgage debt and unsecured term debt which, together with our anticipated ability to complete future equity financings (including through our at-the-market common stock offering program (“2014 ATM Program”)), we expect will fund the growth of our operations. As of December 31, 2015, we had $76.5 million available under our 2014 ATM Program. Further, we may opportunistically seek access to U.S. government agency financing, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions. In November 2015, we suspended the 2014 ATM Program. We may resume the 2014 ATM Program at any time during the term of the program in our discretion.

Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 35 as of December 31, 2015. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
 Our Employees
As of December 31, 2015, we employed 12 full-time employees (including our executive officers) and one part-time employee, none of whom is subject to a collective bargaining agreement.
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
Government Regulation
Our tenants are subject to extensive and complex federal, state and local healthcare laws and regulations, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act. These provisions prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a center is decertified as a Medicare or Medicaid provider by the Centers for Medicare & Medicaid Services (“CMS”) or a state, the center will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the center would be forced to care for such residents without being reimbursed or to transfer such residents.

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
As of December 31, 2015, our subsidiaries owned 18 healthcare facilities (15 skilled nursing/transitional care facilities and 3 senior housing facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions, renovations of the property and use of the property other than for a skilled nursing facility, all without prior HUD approval.
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

Updates to REIT Rules
The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, which are briefly summarized below:

•
For taxable years beginning before January 1, 2018, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries (“TRSs”). For taxable years beginning after December 31, 2017, the PATH Act reduces this limit to 20%.

•
For purposes of the REIT asset tests, the PATH Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.” However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of a REIT's total assets.

•
For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•
A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a TRS attributable to services provided to, or on behalf of, its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply.

•
Additional exceptions to the rules under the Foreign Investment in Real Property Tax Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.

•
The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

In addition, the IRS recently issued guidance delaying the imposition of withholding under the Foreign Account Tax Compliance Act to the gross proceeds from a disposition of property that can produce U.S. source interest or dividends. Such withholding will apply only to dispositions occurring after December 31, 2018.

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
As of December 31, 2015, we generated 34.2% of our annualized revenues from leases to subsidiaries of Genesis, with Genesis guaranteeing the obligations under these lease agreements. There can be no assurance that Genesis and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of Genesis and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Genesis and its subsidiaries to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if Genesis were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.
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
Holiday may be unable to cover its lease obligations to us and there can be no assurance that its indirect parent, Holiday AL Holdings LP (the “Guarantor”), will be able to cover any shortfall.
As of December 31, 2015, we generated 16.8% of our annualized revenues from a lease with Holiday, with the Guarantor guaranteeing the obligations under this lease. The 21 independent living facilities acquired (the “Holiday Portfolio”) from Holiday Acquisition Holdings Corp. (“Holiday”) were previously owner-operated by Holiday. As a result, Holiday did not have a lease expense to cover like the lease expense that is payable to us under the master lease relating to the Holiday Portfolio. If Holiday is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use the letter of credit of

Holiday then held by us as security for Holiday's performance of its obligations (approximately $15.1 million as of December 31, 2015) and to seek recourse against the Guarantor under the Guaranty. The guaranty of master lease (the "Guaranty") executed by the Guarantor in favor of us includes certain financial covenants of the Guarantor, including maintaining a minimum net worth of $150 million, a minimum fixed charge coverage ratio of 1.10x and a maximum leverage ratio of 10x (as each term is defined in the Guaranty). As of December 31, 2015, the Guarantor has guaranteed, or agreed to guarantee, significant lease obligations of various other of its subsidiaries in addition to its guarantee of Holiday’s obligations to us. In the future, the Guarantor may execute additional guaranties of the lease obligations of its subsidiaries without limitation. There can be no assurance that the Guarantor will have the resources necessary to satisfy its obligations to us under the Guaranty in the event that Holiday fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
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
As of December 31, 2015, our indebtedness consisted of $700.0 million of senior unsecured notes, including $500.0 million total aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “2021 Notes”) and $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Senior Notes”), $264.9 million in term loans, $255.0 million outstanding under our Prior Revolving Credit Facility and aggregate mortgage indebtedness to third parties of $177.9 million on certain of our properties, and we had $195.0 million available for borrowing under our Prior Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Credit Facility (as defined below), on commercially reasonable terms or at all. In particular, our Credit Facility will mature prior to the maturity of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Credit Facility and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Covenants in our debt agreements restrict our activities and could adversely affect our business.
Our debt agreements, including the Senior Notes Indentures and our Credit Facility, contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Credit Facility requires us to maintain specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth ratio, as well as satisfy other financial condition tests. The Senior Notes Indentures require us to maintain total unencumbered assets of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
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
Our ownership of properties in Canada currently subjects us to fluctuations in the exchange rate between U.S. dollars and Canadian dollars. Although we have pursued hedging alternatives, by borrowing in Canadian dollar denominated debt and entering into cross currency swaps, to protect against foreign currency fluctuations, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk could materially adversely affect our business, financial position or results of operations. In addition, any income derived from such hedging transactions may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.
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
As of December 31, 2015, we employed 12 full-time employees, including our executive officers, and one part-time employee. Accordingly, the impact we may feel from the loss of one of our full-time employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.
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
In the event that such an insufficiency occurs, in order to meet the 90% distribution requirement and maintain our status as a REIT, we may have to sell assets at unfavorable prices, borrow at unfavorable terms, make taxable stock dividends, or pursue other strategies. This may require us to raise additional capital to meet our obligations. The terms of our Credit Facility and the terms of the Senior Notes Indentures may restrict our ability to engage in some of these transactions.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. Effective January 1, 2018, such overall limitation on the value of a REIT’s total assets consisting of stock or securities of one or more TRSs will be reduced to 20%. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2015, our investment portfolio consisted of 180 real estate properties held for investment (consisting of (i) 103 skilled nursing/transitional care facilities, (ii) 75 senior housing facilities, and (iii) two acute care hospitals), 17 investments in loans receivable (consisting of (i) eight mortgage loans, (ii) three construction loans, (iii) two mezzanine loans, (iv) three pre-development loans and (v) and one debtor-in-possession loan) and 10 preferred equity investments. Included in the 180 real estate properties held for investment are two 100% owned senior housing facilities leased through RIDEA-compliant structures. As of December 31, 2015, our real estate properties held for investment had a total of 18,349 beds/units, spread across the United States and Canada. As of December 31, 2015, all of our real estate properties were leased under triple-net operating leases with expirations ranging from one to 17 years.
All of our properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our lease agreements as of December 31, 2015 by year and facility type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	2016 - 2019	2020	2021	2022	2023	2024	2025	Thereafter	Total
Skilled Nursing/Transitional Care
Properties	1	27	30	12	—	9	4	20	103
Beds/Units	120	2,957	3,503	893	—	1,056	559	2,427	11,515
Annualized Revenues	$850	$27,081	$30,912	$10,383	$—	$13,533	$5,141	$47,584	$135,484
Senior Housing
Properties (1)	—	2	3	12	—	10	20	26	73
Beds/Units	—	266	211	695	—	740	1,441	3,223	6,576
Annualized Revenues	—	1,981	1,402	8,897	—	7,087	17,327	43,507	80,201
Acute Care Hospitals
Properties	—	—	—	—	—	—	—	2	2
Beds/Units	—	—	—	—	—	—	—	124	124
Annualized Revenues	—	—	—	—	—	—	—	5,493	5,493

Total Properties	1	29	33	24	—	19	24	48	178

Total Beds/Units	120	3,223	3,714	1,588	—	1,796	2,000	5,774	18,215

Total Annualized Revenues	$850	$29,062	$32,314	$19,280	$—	$20,620	$22,468	$96,584	$221,178

% of Revenue	0.4%	13.1%	14.6%	8.7%	—%	9.3%	10.2%	43.7%	100.0%

(1) Excludes two senior housing facilities that are part of consolidated RIDEA-compliant structures.
Occupancy Trends
The following table sets forth the occupancy percentage for our properties for the periods indicated.

	Occupancy % (1)
	Year Ended December 31,
	2015	2014	2013
Skilled Nursing/Transitional Care	87.6%	88.4%	88.2%
Senior Housing	90.8%	88.9%	87.9%

(1) The percentages are calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy for independent living facilities can be greater than 100% for a given period as multiple residents could occupy a single unit. All facility financial performance data were derived solely from information provided by operators/tenants without independent verification by the Company. All facility financial performance data are presented one quarter in arrears. The Company excludes the impact of strategic disposition candidates and facilities leased through RIDEA-compliant structures. The Company includes occupancy percentage for stabilized facilities acquired beginning in the quarter subsequent to the acquisition date and only for periods when the property was operated subject to a lease with the Company. Occupancy percentage for facilities with new tenants/operators are only included in periods subsequent to the Company's acquisition of the facilities.
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
Mortgage Indebtedness
Of our 180 properties held for investment, 21 are subject to mortgage indebtedness to third parties that, as of December 31, 2015, totaled approximately $177.9 million. See the discussion under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources—Mortgage Indebtedness” for further discussion regarding our mortgage indebtedness. As of December 31, 2015 and 2014, our mortgage notes payable consisted of the following (dollars in thousands):

	Principal Balance as of December 31,		Weighted Average Effective Interest Rate at December 31, (1)
Interest Rate Type	2015	2014	2015	2014	Maturity Date
Fixed Rate	$177,850	$124,022	4.01%	3.96%	December 2021 - August 2051

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

	Sales Price		Dividends
	High	Low	Paid
2014
First Quarter	$29.33	$25.25	$0.36
Second Quarter	$31.17	$27.63	$0.38
Third Quarter	$29.50	$24.01	$0.38
Fourth Quarter	$31.34	$24.25	$0.39
2015
First Quarter	$34.44	$30.35	$0.39
Second Quarter	$33.94	$25.14	$0.39
Third Quarter	$27.66	$22.23	$0.41
Fourth Quarter	$24.06	$18.16	$0.41
At February 18, 2016, we had approximately 2,085 stockholders of record.
We did not repurchase any shares of our common stock during the year ended December 31, 2015.
On February 3, 2016, our board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on February 29, 2016 to stockholders of record as of February 16, 2016.
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Senior Notes Indentures and our Credit Facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the Senior Notes Indentures, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2015	2014	2013
Non-qualified ordinary dividends	$0.9446	$0.5206	$0.4672
Long-term capital gains	0.0171	0.0854	—
Non-dividend distributions	0.6383	0.9040	0.8928
	$1.6000	$1.5100	$1.3600

	Year Ended December 31,
Preferred Stock	2015	2014	2013
Non-qualified ordinary dividends	$1.7496	$1.5303	$1.2370
Long-term capital gains	0.0317	0.2510	—
	$1.7813	$1.7813	$1.2370

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the period from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested at the close of market on December 31, 2010 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2011 through 2015. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance sheet data:
Total real estate investments, net	$2,039,616	$1,645,805	$915,418	$827,135	$653,377
Loans receivable and other investments, net	$300,177	$251,583	$185,293	$12,017	$—
Cash and cash equivalents	$7,434	$61,793	$4,308	$17,101	$42,250
Total assets	$2,486,174	$2,064,892	$1,173,623	$892,670	$724,110
Mortgage notes	$177,850	$124,022	$141,328	$152,322	$153,942
Revolving credit facility	$255,000	$68,000	$135,500	$92,500	$—
Term loans	$264,890	$200,000	$—	$—	$—
Senior unsecured notes	$699,376	$699,272	$414,402	$330,666	$225,000
Total liabilities	$1,432,298	$1,123,069	$713,459	$587,182	$397,537
Total Sabra Health Care REIT, Inc. stockholders' equity	$1,053,770	$941,866	$460,164	$305,488	$326,573

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Operating data:
Total revenues	$238,864	$183,518	$134,780	$103,170	$84,225
Net income attributable to common stockholders	$69,171	$36,710	$25,749	$19,513	$12,842
Net income per common share—basic	$1.11	$0.79	$0.69	$0.53	$0.43
Net income per common share—diluted	$1.11	$0.78	$0.68	$0.52	$0.43

Other data:
Cash flows provided by operations	$121,101	$85,337	$62,099	$56,252	$44,705
Cash flows used in investing activities	$(489,226)	$(826,472)	$(297,509)	$(218,650)	$(204,586)
Cash flows provided by financing activities	$314,078	$798,620	$222,617	$137,249	$127,898
Dividends declared and paid per common share	$1.60	$1.51	$1.36	$1.32	$0.96

Weighted-average number of common shares outstanding, basic	62,235,014	46,351,544	37,514,637	37,061,111	30,109,417
Weighted-average number of common shares outstanding, diluted—net income and FFO attributable to common stockholders	62,460,239	46,889,531	38,071,926	37,321,517	30,171,225
Weighted-average number of common shares outstanding, diluted—AFFO attributable to common stockholders	62,659,935	47,147,722	38,364,727	37,829,421	30,399,132
FFO attributable to commons stockholders (1)	$132,411	$76,128	$59,030	$52,257	$39,433
Diluted FFO attributable to common stockholders per common share(1)	$2.12	$1.62	$1.55	$1.40	$1.31
AFFO attributable to commons stockholders (1)	$133,880	$77,223	$57,942	$60,287	$47,142
Diluted AFFO attributable to common stockholders per common share(1)	$2.14	$1.64	$1.51	$1.59	$1.55

(1)
We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding non-cash revenues (including, but not limited to, straight-line rental income adjustments and write-offs and non-cash interest income adjustments), non-cash expenses (including, but not limited to, provision for loan losses, stock-based compensation expense, amortization of deferred financing costs and amortization of debt premiums/discounts), acquisition pursuit costs and changes in fair value of contingent consideration, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

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
Acquisitions and Investments
We made investments of $550.9 million during the year ended December 31, 2015. These investments consisted of: (i) $491.7 million of real estate investments; (ii) $3.7 million in real estate additions; (ii) $12.7 million of preferred equity investments; and (iii) $42.7 million of investments in loans receivable. The $491.7 million of real estate acquisitions includes nine senior housing facilities located in British Columbia and Ontario, Canada that we acquired on June 11, 2015 for a purchase price of CAD $170.5 million (U.S. $138.8 million), three skilled nursing facilities located in Maryland that we acquired on June 30, 2015 for a purchase price of $175.2 million, and another skilled nursing facility located in Maryland that we acquired on November 25, 2015 for a purchase price of $58.9 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2015, we completed the sale of five skilled nursing facilities for aggregate consideration of $27.2 million. The carrying values of these facilities was $27.4 million, which resulted in a net loss of $0.2 million, after selling expenses.
Financing Activity
During the year ended December 31, 2015, we assumed three existing mortgage loans maturing in December 2021 totaling CAD $24.2 million (U.S. $19.7 million) with annual interest rates of 3.74% and entered into a Canadian dollar denominated 5-year term loan of CAD $90.0 million (U.S. $73.2 million) with a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on our consolidated leverage ratio. We also entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%. See Note 8, “Debt” in the Notes to Consolidated Financial Statements for additional information regarding these transactions.

During the year ended December 31, 2015, we entered into new mortgage loans secured by three facilities for a total of $28.7 million in proceeds. The new mortgage loans are insured by the United States Department of Housing and Urban Development (“HUD”), have an annual interest rate of 3.64% and mature in 2045. We also assumed one mortgage loan insured by HUD totaling $10.8 million with an annual interest rate of 5.6%.
Debt Modification
During the year ended December 31, 2015, we modified six existing mortgage notes insured by HUD totaling $59.2 million. We maintained the original maturity dates and reduced the weighted average annual interest rate from 4.39% to 3.98% per annum.
Capital Market Activity
During the year ended December 31, 2015, we completed an underwritten public offering of 5.9 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $147.9 million from the offering, after giving effect to the issuance and sale of all 5.9 million shares of common stock, at a price of $25.06 per share. These proceeds were primarily used to repay borrowings outstanding under the Prior Revolving Credit Facility.
Credit Facility
On January 14, 2016, the Sabra Health Care Limited Partnership, a Delaware limited partnership (the Operating Partnership), of which Sabra is the sole general partner, and Sabra Canadian Holdings, LLC, also a wholly owned subsidiary of the Company (together, the “Borrowers”), entered into a third amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility includes a revolving credit facility (the “Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases our U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay an unused fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility.
The U.S. dollar term loan bears interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.75% to 2.35% per annum for LIBOR based borrowings and 0.75% to 1.35% per annum for borrowings at the Base Rate. The Canadian dollar term loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offer Rate (“CDOR”) plus 1.75% to 2.35% depending on the Consolidated Leverage Ratio. See "—Liquidity and Capital Resources" for further information.
Forest Park Investment Update
Forest Park - Frisco
On February 9, 2016, we, along with Forest Park Medical Center at Frisco, LLC (“Frisco Operator”) agreed to sell our respective interests in the Forest Park Medical Center – Frisco hospital (“Frisco Hospital”) to Columbia Medical Center of Plano Subsidiary, L.P. , a subsidiary of HCA Holdings, Inc. for a total cash purchase price of $96.25 million, less the assumption of certain capital lease obligations of approximately $7.3 million. The sales are subject to certain closing conditions, including bankruptcy court and other regulatory approvals, and are expected to close by March 31, 2016. On February 22, 2016, the bankruptcy court approved the sales of the Frisco Hospital.

We expect to receive net proceeds in connection with the sale of the Frisco Hospital (including proceeds we expect to realize on collateral we anticipate receiving from the Frisco Operator in connection with resolution of the outstanding balance on the Frisco Operator’s debtor-in-possession loan from us) of between $89.1 million and $94.1 million. Accordingly, we expect to recognize a loss in the first quarter of 2016 of $30.0 million to $35.0 million on our investments in the Frisco Hospital and the debtor-in-possession loan, before consideration of the approximately $21.3 million in guarantees from the owners of the Frisco Operator. When evaluating the probability of various potential outcomes of the bankruptcy sale as of December 31, 2015, the probability-weighted expected cash flows exceeded the carrying value of these investments.  Accordingly, we did not record an impairment charge during the year ended December 31, 2015.
Forest Park - Dallas and Forest Park - Fort Worth
On November 30, 2015, the borrower under the Forest Park – Dallas mortgage loan and the borrower under the Forest Park – Fort Worth construction loan (collectively, the "Borrowers") each filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the Northern District of Texas. The Borrowers are the owners of the real estate of the respective facilities and lease the facilities to physician-owned entities operating under the Forest Park name. The Borrowers continue to pursue a sale through a competitve sales process; however, if this process does not result in a timely sale of either asset to a suitable buyer, we expect to request the bankruptcy court to lift the automatic stay to allow a foreclosure sale under the appropriate deed of trust to take place.
In accordance with our interest income recognition policy, we have recorded interest income for amounts that we believe will be ultimately collectable according to the contractual terms of the loan agreement or through the receipt of collateral securing the loan. In instances where borrowers are in default under the terms of their loans, we will recognize interest income until such time that accrued and unpaid interest, together with the unpaid principal balance under the loan, is equal to the estimated fair value of the collateral, less costs to sell. Based on our estimates of the fair value of the collateral, less costs to sell, we have placed the Forest Park – Dallas mortgage loan on nonaccrual status but continue to recognize interest income on the Forest Park – Fort Worth construction loan.
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
As of December 31, 2015, we determined we were the primary beneficiary of two senior housing facilities and have consolidated the operations of the facilities in the accompanying consolidated financial statements. As of December 31, 2015, we determined that the operations of the facilities were not material to our results of operations, financial condition or cash flows.

As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower's expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2015, none of our investments in loans are accounted for as real estate joint ventures.
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
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
We account for the acquisition of income-producing real estate, or real estate that will be used for the production of income, as a business combination. All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments on the consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the consolidated balance sheets. Acquisition pursuit costs are expensed as incurred, and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2015, 2014 and 2013, we acquired 24, 42, and 2 real estate properties, respectively, and expensed $7.0 million, $3.1 million and $1.5 million of acquisition pursuit costs, respectively, which amounts are included in general and administrative expense on the accompanying consolidated statements of income.
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
Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are probability-weighted based on our best estimates as of the date of evaluation. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We did not record any impairment losses on our real estate investments during the years ended December 31, 2015, 2014 or 2013.

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
We make estimates of the collectability of our tenant receivables related to base rents, straight-line rent and other revenues. When we analyze accounts receivable and evaluate the adequacy of the allowance for doubtful accounts, we consider such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Our collectability estimates for straight-line rent revenues include an assessment at the individual or master lease level as well as at an overall portfolio level.
Loans Receivable and Interest Income
Loans Receivable
Loans receivable are recorded at amortized cost on our consolidated balance sheets. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
On a quarterly basis we evaluate the collectability of our loan portfolio, including related interest income receivable, and establish a reserve for loan losses. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for doubtful accounts and loan losses” on our consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
An asset-specific reserve relates to reserves for losses on loans considered impaired and interest income receivable that is deemed uncollectible. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by us or our expectation that we will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the carrying value of that loan is greater than the present value of payments expected to be received, the observable market prices for similar instruments, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or other amounts expected to be received in satisfaction of the loan. As of December 31, 2015, we considered one loan receivable investment with a principal balance of $13.4 million to be impaired and recorded a $2.5 million loan loss reserve related to this impaired loan.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but we do not know which specific loans within the pool will ultimately result in losses. The required reserve balances for this pool of loans is derived based on estimated probabilities of default and estimated loss severities assuming a default occurs. As of December 31, 2015, our portfolio-based loan loss reserve totaled $1.8 million.
Interest Income
Interest income on our loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and we will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine the collection of interest according to the contractual terms of the loan is probable, we will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, we may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell. As of December 31, 2015, two investments in loans receivable totaling $123.5 million were on nonaccrual status and one investment in loans receivable of $60.9 million was over 90 days past due but on accrual status.
Income Taxes
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
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
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of December 31, 2015, our investment portfolio consisted of 180 real estate properties held for investment, 17 investments in loans receivable and ten preferred equity investments. As of December 31, 2014, our investment portfolio consisted of 160 real estate properties held for investment, 14 investments in loans receivable and six preferred equity investments. As of December 31, 2013, our investment portfolio consisted of 121 real estate properties held for investment, 10 investments in loans receivable, and two preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning acquired investments for an entire period and the anticipated future acquisition of additional investments. The results of operations presented are not directly comparable due to ongoing acquisition activity.
Comparison of results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
Revenues:
Rental income	$209,851	$161,483	$48,368	30%	$53,235	$(4,867)
Interest and other income	25,505	19,367	6,138	32%	2,948	3,190
Resident fees and services	3,508	2,668	840	31%	1,008	(168)
Expenses:
Depreciation and amortization	63,079	43,332	19,747	46%	19,363	384
Interest	59,218	46,958	12,260	26%	—	12,260
Operating expenses	2,576	1,930	646	33%	692	(46)
General and administrative	23,865	23,815	50	—%	3,928	(3,878)
Provision for doubtful accounts and loan losses	12,842	3,594	9,248	257%	—	9,248
Other (expense) income:
Loss on extinguishment of debt	—	(22,454)	22,454	100%	—	22,454
Other income (expense)	2,260	1,560	700	45%	—	700
Net (loss) gain on sales of real estate	(161)	3,914	(4,075)	(104)%	—	(4,075)
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of investments/dispositions made after January 1, 2014.

(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 that is not a direct result of investments/dispositions made after January 1, 2014.
Rental Income
During the year ended December 31, 2015, we recognized $209.9 million of rental income compared to $161.5 million for the year ended December 31, 2014. The $48.4 million increase in rental income is primarily due to an increase of $56.9 million from properties acquired after January 1, 2014, offset by a decrease of $3.7 million from properties disposed of after January 1, 2014. The increase is further offset by a $4.8 million decrease in rental income primarily related to our decision to recognize revenues related to Forest Park - Frisco on a cash basis during the year ended December 31, 2015. See “—Forest Park Investments Update” above for further information. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the years ended December 31, 2015 and 2014.
Interest and Other Income
During the year ended December 31, 2015, we recognized $25.5 million of interest and other income compared to $19.4 million for the year ended December 31, 2014. Interest and other income during the year ended December 31, 2015 primarily consisted of income earned on our 17 investments in loans receivable and preferred dividends on 10 preferred equity investments. Our investments in loans receivable and preferred equity investments had a combined book value of $300.2 million as of December 31, 2015. Interest and other income during the year ended December 31, 2014 primarily consisted of income earned on 14 investments in loans receivable, one of which was repaid in October 2014 when we exercised our option to acquire the property securing the loan, and preferred dividends on our six preferred equity investments, two of which were repaid in August 2014. In addition, we recognized $3.9 million of interest income (at the default rate) and late fees related to our investment in Forest Park - Fort Worth. Our investments in loans receivable and preferred equity investments had a combined book value of $251.6 million as of December 31, 2014.
Resident Fees and Services
During the year ended December 31, 2015, we recognized $3.5 million of resident fees and services compared to $2.7 million for the year ended December 31, 2014. The increase of $0.8 million is due to the investment in one additional RIDEA-compliant investment during the year ended December 31, 2015.
Depreciation and Amortization
During the year ended December 31, 2015, we incurred $63.1 million of depreciation and amortization expense compared to $43.3 million for the year ended December 31, 2014. The $19.7 million net increase in depreciation and amortization was primarily due to an increase of $20.2 million from properties acquired after January 1, 2014, partially offset by a decrease of $0.8 million from properties disposed of after January 1, 2014.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2015, we incurred $59.2 million of interest expense compared to $47.0 million for the year ended December 31, 2014. The $12.3 million net increase is primarily related to (i) a $8.3 million increase in interest expense and amortization of deferred financing costs related to the issuance of $350.0 million and $150.0 million aggregate principal amounts of the 2021 Notes in January 2014 and October 2014, respectively, (ii) a $3.7 million increase in interest expense related to our prior U.S. term loan, (iii) a $1.4 million increase in interest expense related to the Prior Canadian Term Loan (as defined below) and (iv) a $0.2 million increase in interest expense primarily due to the increased balance outstanding on mortgage note borrowings, partially offset by (x) a $0.2 million decrease in interest expense related to the borrowings outstanding on the Prior Revolving Credit Facility during the year ended December 31, 2015 and (y) a $1.1 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 2018 Notes (defined below) completed in February 2014. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes, the Prior Revolving Credit Facility, our U.S. term loan and the Prior Canadian Term Loan.
Operating Expenses
During the year ended December 31, 2015, we recognized $2.6 million of operating expenses compared to $1.9 million for the year ended December 31, 2014. The increase of $0.7 million is due to the investment in one additional RIDEA-compliant investment during the year ended December 31, 2015.

General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities and asset management. During the year ended December 31, 2015, general and administrative expenses were $23.9 million compared to $23.8 million for the year ended December 31, 2014. The change in general and administrative expenses includes (i) a $3.9 million increase in acquisition pursuit costs from $3.1 million during the year ended December 31, 2014, which was primarily related to our acquisition of the Holiday portfolio, to $7.0 million during the year ended December 31, 2015, which was primarily related to the acquisitions of the Canadian Portfolio and the four facilities located in Maryland described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Consolidated Financial Statements, (ii) a $0.6 million increase in legal and professional fees due to the increased number of investments and a (iii) a $0.4 million increase in payroll related expenses due to the increased number of employees. The increases are offset by (x) a $3.8 million decrease in stock-based compensation and (y) a $1.3 million decrease of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. The decrease in stock-based compensation expense, from $9.9 million during the year ended December 31, 2014 to $6.1 million during the year ended December 31, 2015, is primarily related to the change in our stock price during the year ended December 31, 2015 (a decrease of $10.14 per share) compared to the year ended December 31, 2014 (an increase of $4.23 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the year ended December 31, 2015, we recognized $12.8 million in provision for doubtful accounts. Of the $12.8 million provision, $8.2 million is due to reserves on rental income primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. The remaining balance of $4.6 million relates to loan loss reserves. During the year ended December 31, 2014, we recognized $3.6 million of straight-line rental income write-offs primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity.
Loss on Extinguishment of Debt
We did not recognize any loss on extinguishment of debt during the year ended December 31, 2015. During the year ended December 31, 2014, we recognized $22.5 million of loss on extinguishment of debt. Of this amount, (i) $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes, (ii) $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment and (iii) $0.2 million related to the write-offs of deferred financing costs in connection with amending our Prior Revolving Credit Facility.
Other (Expense) Income
During the year ended December 31, 2015, we recognized $2.3 million in other income. The $2.3 million of other income is due to a $1.6 million adjustment to the fair value of our contingent consideration liability primarily related to one acquisition of real estate properties (see Note 4, “Real Estate Properties Held for Investment” in the Notes to Consolidated Financial Statements for further details) and a $0.7 million gain upon consolidation of a variable interest entity. During the year ended December 31, 2014, we recognized $1.6 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties.
Net (Loss) Gain on Sales of Real Estate
During the year ended December 31, 2015, we recognized a net loss on the sales of real estate of $0.2 million. The $0.2 million net loss is due to a $3.9 million loss related to the disposition of one skilled nursing facility, offset by a gain of $3.7 million related to the disposition of four skilled nursing facilities. During the year ended December 31, 2014, we recognized a gain on the sales of real estate of $3.9 million related to the disposition of three skilled nursing facilities.

Comparison of results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
Revenues:
Rental income	$161,483	$128,988	$32,495	25%	$34,709	$(2,214)
Interest and other income	19,367	5,792	13,575	234%	13,576	(1)
Resident fees and services	2,668	—	2,668	100%	—	2,668
Expenses:
Depreciation and amortization	43,332	33,281	10,051	30%	11,489	(1,438)
Interest	46,958	40,460	6,498	16%	—	6,498
Operating expenses	1,930	—	1,930	100%	—	1,930
General and administrative	23,815	16,423	7,392	45%	2,272	5,120
Provision for doubtful accounts and loan losses	3,594	—	3,594	100%	—	3,594
Other (expense) income:
Loss on extinguishment of debt	(22,454)	(10,101)	(12,353)	(122)%	—	(12,353)
Other income (expense)	1,560	(800)	2,360	295%	—	2,360
Gain on sales of real estate	3,914	—	3,914	100%	—	3,914
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of investments/dispositions made after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 that is not a direct result of investments/dispositions made after January 1, 2013.
Rental Income
During the year ended December 31, 2014, we recognized $161.5 million of rental income compared to $129.0 million for the year ended December 31, 2013. The $32.5 million increase in rental income is due to an increase of $34.7 million from properties acquired after January 1, 2013. The increase is partially offset by a decrease in rental income from properties acquired before January 1, 2013. The decrease is primarily due to a $1.6 million decrease related to the transition of operations on three facilities and the resulting modification of the lease terms and a $0.8 million decrease due to the senior housing facility that became part of our RIDEA-compliant joint venture on January 1, 2014 after being included in rental income beginning on December 15, 2012. The rental revenue related to the senior housing facility that is part of our RIDEA-compliant joint venture is eliminated upon consolidation.  Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the years ended December 31, 2014 and 2013.
Interest and Other Income
During the year ended December 31, 2014, we recognized $19.4 million of interest and other income compared to $5.8 million for the year ended December 31, 2013. Interest and other income during the year ended December 31, 2014 primarily consisted of income earned on our 14 investments in loans receivable, one of which was repaid in October 2014 when we exercised our option to acquire the property securing the loan, and preferred dividends on six preferred equity investments, two of which were repaid in August 2014. Our investments in loans receivable and preferred equity investments had a combined book value of $251.6 million as of December 31, 2014. Interest and other income during the year ended December 31, 2013, primarily consisted of income earned on 10 investments in loans receivable and preferred dividends on our two preferred equity investments. These investments had a combined book value of $185.3 million as of December 31, 2013.
Resident Fees and Services
During the year ended December 31, 2014, we recognized $2.7 million of resident fees and services associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidation, we reflect the joint venture's operating revenues in our consolidated statements of income beginning as of January 1, 2014.

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
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2014, we incurred $47.0 million of interest expense compared to $40.5 million for the year ended December 31, 2013. The $6.5 million net increase is primarily related to (i) a $21.3 million increase in interest expense and amortization of deferred financing costs related to the January 2014 and October 2014 issuances of the $350.0 million and $150.0 million, respectively, aggregate principal amounts of 2021 Notes, (ii) a $4.5 million increase in interest expense and amortization of deferred financing costs related to the May 2013 issuance of the $200.0 million aggregate principal amount of 2023 Notes, (iii) a $2.1 million increase in interest expense related to the borrowings outstanding on the Prior Revolving Credit Facility during the year ended December 31, 2014 and (iv) $1.1 million of interest expense related to the term loan, partially offset by (x) a $20.8 million net decrease in interest expense, amortization of deferred financing costs and issuance premium related to the redemption of the then-outstanding 2018 Notes (as defined below) completed in February 2014 and (y) a $1.7 million decrease in interest expense primarily due to decreased interest rates on refinanced mortgage notes and the repayment of a $29.8 million existing variable rate mortgage note. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the Prior Revolving Credit Facility.
Operating Expenses
During the year ended December 31, 2014, we recognized $1.9 million of operating expenses associated with the consolidation of our RIDEA-compliant joint venture. As a result of consolidation, we reflect the joint venture's operating expenses in our consolidated statements of income beginning as of January 1, 2014.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities and asset management. During the year ended December 31, 2014, general and administrative expenses were $23.8 million compared to $16.4 million for the year ended December 31, 2013. The $7.4 million net increase is primarily related to (i) a $1.0 million increase in legal, audit and professional fees due to the increase in financing and acquisition activity, (ii) a $0.2 million holdback fee expense related to the Forest Park - Frisco contingent consideration, (iii) a $0.2 million increase in payroll expenses, (iv) $1.7 million of facility operating expenses associated with transitioning two assets to new operators, (v) a $1.6 million increase in acquisition pursuit costs, from $1.5 million during the year ended December 31, 2013 to $3.1 million during the year ended December 31, 2014, and (vi) a $2.0 million increase in stock-based compensation. The increase in acquisition pursuit costs is primarily related to our acquisition of the Holiday Portfolio. The increase in stock-based compensation expense, from $7.8 million during the year ended December 31, 2013 to $9.9 million during the year ended December 31, 2014, is primarily the result of meeting certain performance criteria under the terms of our performance-based stock units. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the year ended December 31, 2014, we recognized $3.6 million in provision for doubtful accounts. Of the $3.6 million, $3.0 million relates to straight-line rental income write-offs primarily related to a change in ownership of one of our tenants and the resulting modification of the terms of a lease between us and the new tenant entity and a $0.6 million portfolio-based allowance for doubtful accounts recorded against our straight-line rent receivables. We had no provision for doubtful accounts during the year ended December 31, 2013.
Loss on Extinguishment of Debt
During the year ended December 31, 2014, we recognized $22.5 million of loss on extinguishment of debt. Of this amount, (i) $21.7 million related to the redemption fee paid, the write-offs of deferred financing costs and issuance premium and legal fees paid in connection with the redemption of the then-outstanding 2018 Notes, (ii) $0.6 million related to the write-offs of deferred financing costs in connection with our mortgage debt refinancing and repayment and (iii) $0.2 million related to the write-offs of deferred financing costs in connection with amending our Prior Revolving Credit Facility. During the year ended December 31, 2013, we recognized $10.1 million of loss on debt extinguishment. Of this amount, $9.8 million related to the write-offs of deferred financing costs and issuance premium and the redemption fee paid in connection with the June 2013 redemption of $113.8 million in aggregate principal amount of the then-outstanding 2018 Notes and $0.3 million related to the write-offs of deferred financing costs in connection with the then-existing Revolving Credit Facility.
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
Net (Loss) Gain on Sales of Real Estate
During the year ended December 31, 2014, we recognized a gain on the sale of real estate of $3.9 million related to the disposition of three skilled nursing facilities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and real estate impairment charges. AFFO is defined as FFO excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs, acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income, provision for loan losses, changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2015, 2014 and 2013, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$69,171	$36,710	$25,749
Depreciation and amortization of real estate assets	63,079	43,332	33,281
Net loss (gain) on sales of real estate	161	(3,914)	—

FFO attributable to common stockholders	132,411	76,128	59,030

Acquisition pursuit costs	7,023	3,095	1,455
Stock-based compensation expense	6,123	9,851	7,819
Straight-line rental income adjustments	(24,320)	(19,821)	(14,709)
Amortization of deferred financing costs	5,143	4,045	3,280
Non-cash portion of loss on extinguishment of debt	—	1,576	859
Change in fair value of contingent consideration	(1,550)	(1,560)	800
Provision for doubtful straight-line rental income and loan losses	9,031	3,594	—
Other non-cash adjustments	19	315	(592)

AFFO attributable to common stockholders	$133,880	$77,223	$57,942

FFO attributable to common stockholders per diluted common share	$2.12	$1.62	$1.55

AFFO attributable to common stockholders per diluted common share	$2.14	$1.64	$1.51

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	62,460,239	46,889,531	38,071,926

AFFO attributable to common stockholders	62,659,935	47,147,722	38,364,727

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
Significant Items Included in Net Income Attributable to Common Stockholders:

•
During the year ended December 31, 2015, we recognized $4.8 million of unusual acquisition pursuit costs related to the acquisitions of the Canadian Portfolio and the four facilities located in Maryland described in Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements. This entire amount is included in FFO for the year ended December 31, 2015.

•
During the year ended December 31, 2015, we recognized $12.8 million in provision for doubtful accounts. Of the $12.8 million provision, $8.2 million is due to reserves on rental income primarily related to our Forest Park - Frisco tenant. See “—Forest Park Investments Update” above for further information. The remaining balance of $4.6 million relates to loan loss reserves. This entire amount is included in FFO for the year ended December 31, 2015, and $3.8 million is included in AFFO for the year ended December 31, 2015.

•
During the year ended December 31, 2015, we recognized $1.6 million of other income primarily as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties. See Note 4, “Real Estate Properties Held for Investment” in the Notes to Consolidated Financial Statements for further details. This entire amount is included in FFO for the year ended December 31, 2015.

•
During the year ended December 31, 2015, we recognized $0.4 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the year ended December 31, 2015.

•
During the year ended December 31, 2014, we incurred $22.5 million of loss on extinguishment of debt. This amount includes (i) $20.9 million in payments made to noteholders and legal fees for early redemption of the outstanding 2018 Notes and legal fees paid, (ii) $0.8 million of write-offs associated with unamortized deferred financing and premium costs, (iii) $0.6 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing and (iv) $0.2 million related to the write-offs of deferred financing costs in connection with amending our Prior Revolving Credit Facility. The entire $22.5 million of loss on extinguishment of debt is included in FFO for the year ended December 31, 2014 and the $20.9 million early redemption premium and legal fees is included in AFFO for the year ended December 31, 2014.

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

•
During the year ended December 31, 2014, we recognized $1.7 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the year ended December 31, 2014.

•
During year ended December 31, 2013, we incurred $10.1 million of loss on extinguishment of debt. This amount includes $0.3 million related to write-offs of deferred financing costs in connection with amending our Prior Revolving Credit Facility and $9.3 million for the cash payment made to noteholders for early redemption of $113.8 million in aggregate principal amount of the outstanding 2018 Notes and $0.5 million for the write-off of unamortized deferred financing costs and issuance premiums. This entire amount of the loss on extinguishment of debt is included in FFO for the year ended December 31, 2013, and the $9.3 million early redemption premium is included in AFFO for the year ended December 31, 2013.

•
During year ended December 31, 2013, we incurred $0.8 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the Stoney River Marshfield facility and Forest Park - Frisco facility. This entire amount is included in FFO for the year ended December 31, 2013.

Liquidity and Capital Resources
As of December 31, 2015, we had approximately $202.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $7.4 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Prior Revolving Credit Facility of $195.0 million. As of December 31, 2015, on a pro forma basis after giving effect to the third amended and restated Credit Facility as if it had been entered into on December 31, 2015, we had approximately $313.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $7.4 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $306.0 million.
The Prior Revolving Credit Facility provided for a borrowing capacity of $650.0 million. On October 10, 2014, the Operating Partnership exercised its option to convert $200.0 million of the outstanding borrowings under the Prior Revolving Credit Facility to a term loan.
On January 14, 2016, we entered into a third amended and restated Credit Facility. The Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases our U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions.
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
During the year ended December 31, 2015, we completed an underwritten public offering of 5.9 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $147.9 million from the offering, after giving effect to the issuance and sale of all 5.9 million shares of common stock, at a price of $25.06 per share. These proceeds were primarily used to repay borrowings outstanding under the Prior Revolving Credit Facility.
On December 1, 2014, we entered into a sales agreement (the “2014 Sales Agreements”) with each of Barclays Capital Inc., Cantor Fitzgerald & Co., Credit Agricole Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, MLV & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (individually, a “Sales Agent” and together, the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $200.0 million from time to time through the Sales

Agents (the “2014 ATM Program”). The 2014 Sales Agreements supersede and replace our previous sales agreements entered into by us with certain sales agents on March 18, 2013. As of December 31, 2015, we have sold 4.4 million shares of our common stock under the 2014 ATM Program at an average price of $28.20 per share, generating gross proceeds of approximately $123.5 million, before $2.5 million of commissions. We sold no shares under the 2014 ATM Program during the year ended December 31, 2015. As of December 31, 2015, we had $76.5 million available under the 2014 ATM Program. In November 2015, we suspended the 2014 ATM Program. We may resume the 2014 ATM Program at any time during the term of the program in our discretion.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $121.1 million for the year ended December 31, 2015. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses, including acquisition pursuit costs. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the year ended December 31, 2015, net cash used in investing activities was $489.2 million and consisted of $461.3 million used in the acquisition of four skilled nursing/transitional care facilities and 20 senior housing facilities, $49.7 million used to originate six loans receivable and provide additional funding for existing loans receivable, $12.8 million used for five preferred equity investments and $3.7 million used for tenant improvements, partially offset by $27.2 million in net proceeds from the sale of five real estate assets, a $5.8 million partial repayment of one loan receivable and a $5.2 million release of contingent consideration held in escrow.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the year ended December 31, 2015, net cash provided by financing activities was $314.1 million and consisted primarily of $73.2 million in proceeds from the Prior Canadian Term Loan, $139.4 million in net proceeds from the June 2015 equity offering offset by payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to the ATM Program and $28.7 million in proceeds from the refinancing for three mortgage notes payable. The proceeds are offset by $109.9 million of dividends paid to stockholders, $3.1 million of principal repayments of mortgage notes payable, and $1.5 million of payments for deferred financing costs. In addition, during the year ended December 31, 2015, we borrowed a net amount of $187.0 million on our Prior Revolving Credit Facility.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the 2018 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2015, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Revolving Credit Facility and Term Loans. On September 10, 2014, the Operating Partnership entered into a second amended and restated unsecured revolving credit facility (the “Prior Revolving Credit Facility”) with certain lenders as set forth in the related credit agreement and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (each as defined in such credit agreement).
The Prior Revolving Credit Facility provided for a borrowing capacity of $650.0 million and provided an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions, resulting in a maximum borrowing capacity of $750.0 million. The Operating Partnership also had an option to convert up to $200.0 million of the Prior Revolving Credit Facility to a term loan subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Prior Revolving Credit Facility to a term loan.
On June 10, 2015, Sabra Canadian Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a new Canadian dollar denominated term loan of CAD $90.0 million (the "Prior Canadian Term Loan").
On January 14, 2016, the Borrowers entered into a third amended and restated Credit Facility. The Credit Facility amends and restates the a Prior Revolving Credit Facility and replaces the Prior Canadian Term Loan.
The Credit Facility includes a Revolving Credit Facility and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases our U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions.
The obligations of the Borrowers under the Credit Facility are guaranteed by us and certain of our subsidiaries.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Facility regarding covenants contained in the Prior Revolving Credit Facility and Prior Canadian Term Loan. As of December 31, 2015, we were in compliance with all applicable covenants under the Prior Revolving Credit Facility and Prior Canadian Term Loan.
Mortgage Indebtedness
Of our 180 properties held for investment, 21 are subject to mortgage indebtedness to third parties that, as of December 31, 2015, totaled approximately $177.9 million. As of December 31, 2015 and December 31, 2014, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal as of December 31, 2015	Principal as of December 31, 2014	Weighted Average Effective Interest Rate at December 31, 2015 (1)	Maturity Date
Fixed Rate	$177,850	$124,022	4.01%	December 2021 - August 2051

(1) Weighted average effective rate includes private mortgage insurance.

 Capital Expenditures
For the years ended December 31, 2015, 2014 and 2013, our aggregate capital expenditures were $3.7 million, $1.5 million, and $0.8 million, respectively. The capital expenditures for the years ended December 31, 2015 and 2014 include $35,000 and $11,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $5.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $109.9 million on our common and preferred stock during the year ended December 31, 2015. On February 3, 2016, our board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on February 29, 2016 to stockholders of record as of February 16, 2016. Also, on February 3, 2016, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 29, 2016 to stockholders of record as of the close of business on February 16, 2016.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 180 real estate properties held for investment as of December 31, 2015 is diversified by location across the United States and Canada.
As of December 31, 2015, our two largest tenants, Genesis and Holiday, represented 34.2% and 16.8%, respectively, of our annualized revenues. Other than these two tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of December 31, 2015. The obligations under both master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of December 31, 2015, 49.7% of our annualized revenues is derived from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
The current system of 66 RUG categories, or Resource Utilization Group version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by CMS and was part of CMS's continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On July 31, 2015, CMS released final fiscal year 2016 Medicare rates for skilled nursing facilities providing a net increase of 1.2% over fiscal year 2015 payments (comprised of a market basket increase of 2.3% less 0.6% for a forecast error adjustment and less the productivity adjustment of 0.5%).
On November 16, 2015, CMS finalized the Comprehensive Care for Joint Replacement (“CJR”) model, set to begin on April 1, 2016, which will hold hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements and/or other major leg procedures from surgery through recovery. Through this payment model, hospitals in 67 geographic areas will receive additional payments if quality and spending performance are strong or, if not, potentially have to repay Medicare for a portion of the spending for care surrounding a lower extremity joint replacement (LEJR) procedure. As a result, Medicare revenues derived at skilled nursing facilities related to lower extremity joint replacement hospital discharges could be positively or negatively impacted in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, Prior Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of December 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2016	2017	2018	2019	2020	After 2020
Mortgage indebtedness(1)	$276,838	$10,418	$10,418	$10,418	$10,418	$10,418	$224,748
Prior Revolving Credit Facility (2) (3)	277,981	8,548	8,524	260,909	—	—	—
Term loans (3)	358,600	8,924	8,900	271,905	2,757	66,114	—
Senior Notes(4)	931,875	38,250	38,250	38,250	38,250	38,250	740,625
Contingent consideration	2,700	—	2,700	—	—	—	—
Operating lease	841	106	111	116	121	127	260
Total	$1,848,835	$66,246	$68,903	$581,598	$51,546	$114,909	$965,633

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $99.0 million.

(2)	Prior Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Prior Revolving Credit Facility.

(3)
Prior Revolving Credit Facility and U.S. term loan are subject to a one-year extension option. On January 14, 2016, we entered into a third amended and restated Credit Facility, which among other things, extended the maturity date of the Revolving Credit Facility to January 14, 2020 (subject to two six-month extension options), extended the maturity date of the term loans to January 14, 2021 and increased the amount outstanding under the the U.S. and Canadian term loans by $45.0 million and CAD $35.0 million, respectively.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $231.9 million
In addition to the above, as of December 31, 2015, we have committed to provide up to $9.5 million of future funding related to two preferred equity investments and the debtor-in-possession loan.
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

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$55,572	$56,586	$59,934	$66,772
Net income attributable to common stockholders	16,889	14,275	15,500	22,507
Net income per common share-basic	0.29	0.24	0.24	0.35
Net income per common share-diluted	0.28	0.24	0.24	0.34

Other data
Cash flows provided by operations	$24,701	$26,606	$27,808	$41,986
Cash flows used in investing activities	(6,237)	(314,423)	(82,021)	(86,545)
Cash flows (used in) provided by financing activities	(76,086)	289,873	79,690	20,601

Weighted-average number of common shares outstanding, basic	59,185,225	59,323,799	65,160,290	65,172,799
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	59,559,253	59,543,781	65,398,175	65,424,854
AFFO	59,893,055	59,742,209	65,528,033	65,570,914

FFO attributable to common stockholders (1)	$31,039	$27,049	$35,644	$38,679
FFO attributable to common stockholders per diluted common share(1)	0.52	0.45	0.55	0.59
AFFO attributable to common stockholders (1)	30,531	30,683	34,508	38,158
AFFO attributable to common stockholders per diluted common share(1)	0.51	0.51	0.53	0.58

Reconciliation of FFO and AFFO
Net income attributable to common stockholders	$16,889	$14,275	$15,500	$22,507
Add:
Depreciation of real estate assets	14,150	14,497	16,306	18,126
Net (gain) loss on sales of real estate	—	(1,723)	3,838	(1,954)

FFO attributable to common stockholders	31,039	27,049	35,644	38,679

Acquisition pursuit costs	310	5,131	540	1,042
Stock-based compensation	2,918	1,754	717	734
Straight-line rental income adjustments	(5,656)	(6,178)	(6,438)	(6,048)
Amortization of deferred financing costs	1,261	1,268	1,300	1,314
Change in fair value of contingent consolidation	100	100	100	(1,850)
Provision for doubtful straight-line rental income and loan losses	421	1,434	2,488	4,688
Other non-cash adjustments	138	125	157	(401)

AFFO attributable to common stockholders	$30,531	$30,683	$34,508	$38,158

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$40,850	$42,973	$43,984	$55,711
Net (loss) income attributable to common stockholders	(9,864)	12,241	14,643	19,690
Net (loss) income per common share-basic	(0.25)	0.28	0.31	0.36
Net (loss) income per common share-diluted	(0.25)	0.28	0.31	0.35

Other data
Cash flows provided by operations	$1,207	$27,714	$42,318	$14,098
Cash flows used in investing activities	(128,139)	(35,864)	(629,296)	(33,173)
Cash flows provided by financing activities	126,910	18,949	597,372	55,389

Weighted-average number of common shares outstanding, basic	38,968,403	43,655,292	47,359,949	55,232,721
Weighted-average number of common shares outstanding, diluted:
Net (loss) income and FFO	38,968,403	44,096,297	47,877,202	55,844,007
AFFO	39,795,847	44,335,381	48,038,179	56,002,777

FFO attributable to common stockholders (1)	$(514)	$21,996	$24,405	$30,241
FFO attributable to common stockholders per diluted common share(1)	(0.01)	0.50	0.51	0.54
AFFO attributable to common stockholders (1)	324	23,527	24,622	28,750
AFFO attributable to common stockholders per diluted common share(1)	0.01	0.53	0.51	0.51

Reconciliation of FFO and AFFO
Net (loss) income attributable to common stockholders	$(9,864)	$12,241	$14,643	$19,690
Add:
Depreciation of real estate assets	9,350	9,755	9,762	14,465
Gain on sales of real estate	—	—	—	(3,914)

FFO attributable to common stockholders	(514)	21,996	24,405	30,241

Acquisition pursuit costs	392	187	2,038	478
Stock-based compensation	2,513	2,279	1,545	3,514
Straight-line rental income adjustments	(4,186)	(4,247)	(4,641)	(6,747)
Amortization of deferred financing costs	945	927	940	1,233
Non-cash portion of loss on extinguishment of debt	1,338	80	158	—
Change in fair value of contingent consolidation	(300)	(660)	100	(700)
Provision for doubtful straight-line rental income and loan losses	99	2,895	—	600
Other non-cash adjustments	37	70	77	131

AFFO attributable to common stockholders	$324	$23,527	$24,622	$28,750

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate impairment charges, and real estate depreciation and amortization, and for AFFO, by excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs, acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income, provision for loan losses, changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments). FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations-Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 9, “Derivative and Hedging Instruments,” in the Notes to the Consolidated Financial Statements for further discussion on our derivative instruments.
Interest rate risk. As of December 31, 2015, our indebtedness included $699.4 million aggregate principal amount of Senior Notes outstanding, $177.9 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $264.9 million in term loans and $255.0 million outstanding under the Prior Revolving Credit Facility. As of December 31, 2015, we had $519.9 million of outstanding variable rate indebtedness. In addition, as of December 31, 2015, we had $195.0 million available for borrowing under our Prior Revolving Credit Facility.
As of December 31, 2015, on a pro forma basis after giving effect to the third amended and restated Credit Facility as if it had been been entered into on December 31, 2015, our indebtedness included $699.4 million aggregate principal amount of Senior Notes outstanding, $177.9 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $335.1 million in term loans and $194.0 million outstanding under the Revolving Credit Facility. Of these amounts, we had $529.1 million of outstanding variable rate indebtedness. In addition, as of December 31, 2015, on a pro forma basis, we had $306.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap or swap agreements. As of December 31, 2015, we had two interest rate derivative instruments: a 2.0% interest rate cap on $200.0 million of LIBOR–based borrowings and an interest rate swap that fixes the CDOR portion of the interest rate for our CAD $90.0 million term loan at 1.59%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap and cap derivative instruments and after giving affect to the third amended and restated Credit Facility as if it had been entered into December 31, 2015, interest expense would increase by $4.4 million for the twelve months following December 31, 2015. As of December 31, 2015, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following December 31, 2015, interest expense on our variable rate debt would decrease by $1.9 million.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $148.9 million, after giving effect to the third amended and restated Credit Facility as if it had been been entered into on December 31, 2015, and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2015, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2015, our cash flows would have decreased or increased, as applicable, after giving effect to the third amended and restated Credit Facility as it it had been entered into on December 31, 2015 by $0.2 million.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2015, after giving effect to the third amended and restated Credit Facility as if it had been entered into on December 31, 2015, based on the maturity dates (dollars in thousands):

	Maturity
	2016	2017	2018	2019	2020	Thereafter	Total Book Value (1)	Total Fair Value
Mortgage Indebtedness	$4,136	$4,278	$4,425	$4,577	$4,734	$155,700	$177,850	$165,296
Weighted average effective interest rate	3.56%	3.57%	3.58%	3.59%	3.59%	4.43%	4.01%
Revolving Credit Facility	$—	$—	$—	$—	$194,000	$—	$194,000	$194,000
Weighted average effective interest rate	—%	—%	—%	—%	2.83%	—%	2.83%
Term loans	$—	$—	$—	$—	$—	$335,125	$335,125	$335,125
Weighted average effective interest rate	—%	—%	—%	—%	—%	3.09%	3.09%
Senior Unsecured Notes	$—	$—	$—	$—	$—	$700,000	$700,000	$718,500
Weighted average effective interest rate	—%	—%	—%	—%	—%	5.47%	5.47%
(1) Total book value for Senior Notes does not include discount of $0.6 million as of December 31, 2015.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this 10-K. See also “Item 7. Management’s Discussion and Analysis—Quarterly Financial Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-46	through	F-55	of this report:
Schedule II - Valuation and Qualifying Accounts
Schedule III - Real Estate Assets and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST
Ex.	Description

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

10.3
Form of Master Lease Agreement entered into between subsidiaries of SHG Services, Inc. (which was renamed Sun Healthcare Group, Inc.) and subsidiaries of Sabra Health Care REIT, Inc. that, with certain exceptions, became effective as of the Company’s separation from Sun Healthcare Group, Inc. with respect to the 86 properties owned by subsidiaries of Sabra Health Care REIT, Inc. following the Company’s separation from Sun Healthcare Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.3.1
Form of Amendment to Master Lease Agreement entered into between subsidiaries of Sun Healthcare Group, Inc., subsidiaries of Sabra Health Care REIT, Inc., and Genesis HealthCare LLC, dated December 1, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 6, 2012).

10.3.2
Form of Amendment to Lease Agreement, dated February 2, 2015, by and among subsidiaries of Sabra Health Care REIT, Inc., subsidiaries of Genesis Healthcare, Inc., Genesis Healthcare, Inc., FC-Gen Operations Investment, LLC, and Genesis HealthCare LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 6, 2015).

10.4
Form of Guaranty of Lease, dated February 2, 2015, by Genesis Healthcare, Inc. and FC-Gen Operations Investment, LLC in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Lease Agreements, dated December 1, 2012, as amended (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 6, 2015).

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

10.8.1
First Amendment to Second Amended and Restated Credit Agreement, dated June 5, 2015, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., the other guarantors identified on the signature pages thereto, the lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 4, 2015).

10.9
Loan Agreement, dated as of October 22, 2013, by and among Forest Park Realty Partners III, LP, BT Forest Park Realty Partners, LP, and Sabra Texas Holdings, L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 22, 2013).

10.9.1
First Amendment to Loan Agreement, Deed of Trust and Other Loan Documents, dated February 28, 2015, by and among Forest Park Realty Partners III, LP, BT Forest Park Realty Partners, LP, and Sabra Texas Holdings, L.P. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 4, 2015).

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

10.14.1+*	Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (for Executive Officers).

10.14.2+*	Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (for Executive Officers).

10.14.3+*	Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (for Executive Officers).

10.14.4+*	Form of Notice and Terms and Conditions of Stock Unit Award (Performance Stock Units for 2015 Annual Bonus).

10.14.5+
Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors) (incorporated by reference to Exhibit 10.10.4 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.14.6+
Non-Employee Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.10.5 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.15+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 17, 2015 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 4, 2015).

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sabra Health Care REIT, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 22, 2016

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Real estate investments, net of accumulated depreciation of $237,841 and $185,994 as of December 31, 2015 and 2014, respectively	$2,039,616	$1,645,805
Loans receivable and other investments, net	300,177	251,583
Cash and cash equivalents	7,434	61,793
Restricted cash	9,813	7,024
Prepaid expenses, deferred financing costs and other assets, net	129,134	98,687
Total assets	$2,486,174	$2,064,892

Liabilities
Mortgage notes	$177,850	$124,022
Revolving credit facility	255,000	68,000
Term loans	264,890	200,000
Senior unsecured notes	699,376	699,272
Accounts payable and accrued liabilities	35,182	31,775
Total liabilities	1,432,298	1,123,069

Commitments and contingencies (Note 17)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2015 and 2014	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,182,335 and 59,047,001 shares issued and outstanding as of December 31, 2015 and 2014, respectively	652	590
Additional paid-in capital	1,202,541	1,053,601
Cumulative distributions in excess of net income	(142,148)	(110,841)
Accumulated other comprehensive loss	(7,333)	(1,542)
Total Sabra Health Care REIT, Inc. stockholders' equity	1,053,770	941,866
Noncontrolling interests	106	(43)
Total equity	1,053,876	941,823
Total liabilities and equity	$2,486,174	$2,064,892
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$209,851	$161,483	$128,988
Interest and other income	25,505	19,367	5,792
Resident fees and services	3,508	2,668	—

Total revenues	238,864	183,518	134,780

Expenses:
Depreciation and amortization	63,079	43,332	33,281
Interest	59,218	46,958	40,460
Operating expenses	2,576	1,930	—
General and administrative	23,865	23,815	16,423
Provision for doubtful accounts and loan losses	12,842	3,594	—

Total expenses	161,580	119,629	90,164

Other (expense) income:
Loss on extinguishment of debt	—	(22,454)	(10,101)
Other income (expense)	2,260	1,560	(800)
Net (loss) gain on sales of real estate	(161)	3,914	—

Total other (expense) income	2,099	(16,980)	(10,901)

Net income	79,383	46,909	33,715

Net loss attributable to noncontrolling interests	30	43	—

Net income attributable to Sabra Health Care REIT, Inc.	79,413	46,952	33,715

Preferred stock dividends	(10,242)	(10,242)	(7,966)

Net income attributable to common stockholders	$69,171	$36,710	$25,749

Net income attributable to common stockholders, per:

Basic common share	$1.11	$0.79	$0.69

Diluted common share	$1.11	$0.78	$0.68

Weighted-average number of common shares outstanding, basic	62,235,014	46,351,544	37,514,637

Weighted-average number of common shares outstanding, diluted	62,460,239	46,889,531	38,071,926

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$79,383	$46,909	$33,715
Other comprehensive income (loss):
Foreign currency translation	(1,433)	—	—
Unrealized loss on cash flow hedge	(4,358)	(1,542)	—

Total other comprehensive loss	(5,791)	(1,542)	—

Comprehensive income	73,592	45,367	33,715

Comprehensive loss attributable to noncontrolling interest	30	43	—

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$73,622	$45,410	$33,715

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts

Balance, December 31, 2012	—	$—	37,099,209	$371	$353,861	$(48,744)	$—	$305,488	$—	$305,488
Net income	—	—	—	—	—	33,715	—	33,715	—	33,715
Amortization of stock-based compensation	—	—	—	—	8,707	—	—	8,707	—	8,707
Preferred stock issuance	5,750,000	58	—	—	138,192	—	—	138,250	—	138,250
Common stock issuance, net	—	—	1,689,536	17	33,879	—	—	33,896	—	33,896
Preferred dividends	—	—	—	—	—	(7,966)	—	(7,966)	—	(7,966)
Common dividends ($1.36 per share)	—	—	—	—	—	(51,926)	—	(51,926)	—	(51,926)
Balance, December 31, 2013	5,750,000	58	38,788,745	388	534,639	(74,921)	—	460,164	—	460,164

Net income	—	—	—	—	—	46,952	—	46,952	(43)	46,909
Other comprehensive loss	—	—	—	—	—	—	(1,542)	(1,542)	—	(1,542)
Amortization of stock-based compensation	—	—	—	—	11,234	—	—	11,234	—	11,234
Common stock issuance, net	—	—	20,258,256	202	507,728	—	—	507,930	—	507,930
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)		(10,242)
Common dividends ($1.51 per share)	—	—	—	—	—	(72,630)	—	(72,630)	—	(72,630)
Balance, December 31, 2014	5,750,000	58	59,047,001	590	1,053,601	(110,841)	(1,542)	941,866	(43)	941,823

Net income	—		—	—	—	79,413	—	79,413	(30)	79,383
Other comprehensive loss	—	—	—	—	—	—	(5,791)	(5,791)	—	(5,791)
Amortization of stock-based compensation	—	—	—	—	6,946	—	—	6,946	—	6,946
Common stock issuance, net	—	—	6,135,334	62	141,994	—	—	142,056	—	142,056
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.60 per share)	—	—	—	—	—	(100,478)	—	(100,478)	—	(100,478)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	179	179
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$79,383	$46,909	$33,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,079	43,332	33,281
Non-cash interest income adjustments	626	325	79
Amortization of deferred financing costs	5,143	4,045	3,280
Stock-based compensation expense	6,123	9,851	7,819
Amortization of debt discount (premium)	103	(10)	(671)
Loss on extinguishment of debt	—	1,576	859
Straight-line rental income adjustments	(24,320)	(19,821)	(14,709)
Provision for doubtful accounts and loan losses	12,842	3,594	—
Change in fair value of contingent consideration	(1,550)	(1,560)	200
Gain on consolidation	(710)	—	—
Net loss (gain) on sales of real estate	161	(3,914)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(22,794)	(7,993)	(3,459)
Accounts payable and accrued liabilities	6,977	12,635	5,430
Restricted cash	(3,962)	(3,632)	(3,725)
Net cash provided by operating activities	121,101	85,337	62,099
Cash flows from investing activities:
Acquisitions of real estate	(461,330)	(771,479)	(125,955)
Origination and fundings of loans receivable	(49,687)	(66,397)	(165,960)
Origination and fundings of preferred equity investments	(12,804)	(15,486)	(7,038)
Additions to real estate	(3,689)	(1,471)	(764)
Repayment of loans receivable	5,803	1,097	—
Release of contingent consideration held in escrow	5,240	—	—
Net proceeds from sale of real estate	27,241	27,264	2,208
Net cash used in investing activities	(489,226)	(826,472)	(297,509)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	499,250	200,000
Principal payments on senior unsecured notes	—	(211,250)	(113,750)
Net proceeds from revolving credit facility	187,000	132,500	43,000
Proceeds from term loan	73,242	—	—
Proceeds from mortgage notes	28,735	57,703	—
Principal payments on mortgage notes	(3,132)	(89,110)	(10,994)
Payments of deferred financing costs	(1,452)	(19,131)	(8,954)
Payment of contingent consideration	—	—	(1,300)
Contributions by noncontrolling interests	179	—	—
Issuance of preferred stock	—	—	138,249
Issuance of common stock	139,403	510,147	34,517
Dividends paid on common and preferred stock	(109,897)	(81,489)	(58,151)
Net cash provided by financing activities	314,078	798,620	222,617
Net (decrease) increase in cash and cash equivalents	(54,047)	57,485	(12,793)
Effect of foreign currency translation on cash and cash equivalents	(312)	—	—
Cash and cash equivalents, beginning of period	61,793	4,308	17,101
Cash and cash equivalents, end of period	$7,434	$61,793	$4,308
Supplemental disclosure of cash flow information:
Interest paid	$53,875	$34,468	$38,541
Supplemental disclosure of non-cash transactions:
Assumption of mortgage indebtedness	$30,456	$14,102	$—
Increase in real estate investments due to variable interest consolidation	$10,700	$—	$—
Decrease in loans receivable and preferred equity due to variable interest consolidation	$(8,615)	$—	$—
Repayment of preferred equity investments	$—	$6,949	$—
Decrease in loans receivables/increase in real estate	$—	$16,832	$—
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
As of December 31, 2015, the Company determined it was the primary beneficiary of two senior housing facilities and has consolidated the operations of the facilities in the accompanying consolidated financial statements. As of December 31, 2015, the Company determined that operations of the facilities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2015 and 2014, none of the Company's investments in loans are accounted for as real estate joint ventures.

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
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the consolidated statements of income and consolidated statements of cash flows.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
The Company accounts for the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition-date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. Acquisition pursuit costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2015, 2014 and 2013, the Company acquired 24, 42, and 2 real estate properties, respectively, and expensed $7.0 million, $3.1 million and $1.5 million of acquisition pursuit costs, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of lease intangibles are included in depreciation and amortization in the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years.
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the

Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are probability-weighted based on the Company's best estimates as of the date of evaluation. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company did not record any impairment losses on its real estate investments during the years ended December 31, 2015, 2014 or 2013.
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
The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent and other revenues. When the Company analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. When a tenant is in bankruptcy, the Company records a provision for doubtful accounts for management’s estimate of the tenant’s receivable balance that is uncollectible and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. The Company's collectability estimates for straight-line rent revenues include an assessment at the individual or master lease level as well as at an overall portfolio level.
Assets Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “assets held for sale” for all periods presented in the accompanying consolidated financial statements. Mortgage notes payable and other liabilities related to real estate held for sale are classified as “liabilities related to assets held for sale” for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2015 and 2014, the Company did not have any assets held for sale.
Additionally, the Company records the operating results related to real estate that has been disposed of or classified as held for sale as discontinued operations for all periods presented if it represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Loans Receivable and Interest Income
Loans Receivable
The Company’s loans receivable are recorded at amortized cost on the accompanying consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
On a quarterly basis the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establish a reserve for loan losses. The Company's evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for doubtful accounts and loan losses” on the Company's consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
An asset-specific reserve relates to reserves for losses on loans considered impaired and interest income receivable that is deemed uncollectible. The Company considers a loan to be impaired when, based upon current information and events, management believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by us or our expectation that we will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the carrying value of that loan is greater than the present value of payments expected to be received, the observable market prices for similar instruments, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or other amounts expected to be received in satisfaction of the loan. As of December 31, 2015, the Company considered one loan receivable investment with a principal balance of $13.4 million to be impaired and recorded a $2.5 million loan loss reserve related to this impaired loan.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but the Company does not know which specific loans within the pool will ultimately result in losses. The required reserve balances for this pool of loans is derived based on estimated probabilities of default and estimated loss severities assuming a default occurs. As of December 31, 2015, the Company's portfolio-based loan loss reserve totaled $1.8 million.
Interest Income
Interest income on the Company’s loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines that the collection of interest according to the contractual terms of the loan or through the receipts of assets in satisfaction of contractual amounts due is probable, the Company will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, the Company may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell. As of December 31, 2015, two investments in loans receivable totaling $123.5 million were on nonaccrual status and one investment in loans receivable of $60.9 million was over 90 days past due but on accrual status. No loans receivable were on non-accrual status as of December 31, 2014.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2015. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of all funds.
Restricted Cash
Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts to the tenants and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet. As of December 31, 2015 and 2014, restricted cash totaled $9.8 million and $7.0 million, respectively, and restricted cash obligations totaled $5.0 million and $4.9 million, respectively.
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
Deferred Financing Costs
Deferred financing costs representing fees paid to third parties to obtain financing are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2015 and 2014, the Company’s deferred financing costs were included in prepaid expenses, deferred financing costs and other assets on the accompanying consolidated balance sheets and totaled $22.0 million and $25.8 million, respectively, net of amortization.
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
 As a result of certain acquisitions, the Company now records income tax expense or benefit with respect to certain of its entities that are taxed as taxable REIT subsidiaries under provisions similar to those applicable to regular corporations and not under the REIT provisions.
     The Company accounts for deferred income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in the Company's judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in the Company's judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
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
Foreign Currency
Certain of the Company's subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of interest and other income on its consolidated statements of income.

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
The Company recognizes all derivative instruments as assets or liabilities in the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. As of December 31, 2015, all of the Company's derivative instruments met the criteria for hedge accounting.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific transactions as well as recognizing obligations or assets in the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying transaction will not occur, the Company would discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the then-current fair value of the derivative.
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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 14, “Earnings Per Common Share” to the Consolidated Financial Statements.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation–Amendments to the Consolidation Analysis (Topic 810) (“ASU 2015-02”).  ASU 2015-02 updates guidance related to accounting for consolidation of certain limited partnerships. ASU 2015-02 does not add or remove any of the five characteristics that determine if an entity is a VIE; however, it changes the manner in which a reporting entity assesses its ability to make decisions about the entity's activities. Additionally, ASU 2015-02 removes three of the six criteria that must be met for a fee arrangement to not be a VIE and modifies how an entity assesses interests held through related parties. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.	RECENT REAL ESTATE ACQUISITIONS
During the year ended December 31, 2015, the Company acquired four skilled nursing/transitional care facilities and 20 senior housing facilities. During the year ended December 31, 2014, the Company acquired ten skilled nursing/transitional care facilities and 32 senior housing facilities. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014
Land	$32,336	$66,688
Building and Improvements	449,789	725,822
Tenant Origination and Absorption Costs	7,556	9,546
Tenant Relationship	2,106	3,612

Total Consideration	$491,787	$805,668

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 12 years and 22 years, respectively.
For the year ended December 31, 2015, the Company recognized $17.6 million and $5.3 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2015. These amounts include acquisition pursuit costs of $6.7 million.
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
On June 30, 2015, the Company acquired three skilled nursing facilities for a purchase price of $175.5 million. On November 25, 2015, the Company acquired another skilled nursing facility for a purchase price of $58.9 million. Each of these facilities specializes in transitional care and medically complex post-surgical, ventilator and dialysis patients, and the facilities have a total of 678 licensed beds located in Maryland. Each of these facilities is operated by the same operator. Concurrently with the acquisition of the three skilled nursing facilities on June 30, 2015, the Company entered into a triple-net master lease agreement with the operator of these facilities. This master lease has an initial term of 15 years with two 10-year renewal options and annual rent escalators equal to the greater of 2.50% or CPI, but not to exceed 2.75%. In connection with its November 25, 2015 acquisition of the skilled nursing facility for $58.9 million, the Company assumed one U.S. Department of Housing and Urban Development ("HUD") insured mortgage with an outstanding principal balance of $10.8 million, having an annual interest rate of 5.60%. This skilled nursing facility is also being operated by the same operator that operates the three skilled nursing facilities acquired by the Company on June 30, 2015, but under a separate lease agreement with the operator with similar terms. The Company has been advised by the sellers of each of these four skilled nursing facilities that prior to the sales of these facilities to the Company, no entity or group of entities, or individual or group of individuals, controlled or jointly controlled all four facilities, and no individual or group managed all four facilities.
Holiday Portfolio
On September 25, 2014, the Company acquired a portfolio of 21 independent living facilities (the “Holiday Portfolio”), located in 15 states, from affiliates of Holiday Acquisition Holdings Corp. for a total cash purchase price of $550.0 million. Concurrently with the acquisition, certain wholly owned subsidiaries of the Company entered into a triple-net master lease agreement with certain wholly owned subsidiaries of Holiday AL Holdings LP, (collectively, "Holiday") an affiliate of Holiday Acquisition Holdings Corp. The master lease has an initial term of 15 years with two five-year renewal options and provides for base rent in the first year of approximately $30.3 million, with annual rent increases of 4.0% in years two and three and the greater of 3.5% or the change in the Consumer Price Index during the remainder of the lease term. The master lease is expected to generate annual lease revenues determined in accordance with GAAP of $39.3 million.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,515	$1,051,189	$(174,662)	$876,527
Senior Housing	75	6,710	1,050,162	(45,800)	1,004,362
Acute Care Hospitals	2	124	175,807	(17,127)	158,680

	180	18,349	2,277,158	(237,589)	2,039,569
Corporate Level			299	(252)	47
			$2,277,457	$(237,841)	$2,039,616
As of December 31, 2014

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,336	$851,252	$(151,978)	$699,274
Senior Housing	55	5,258	804,475	(22,487)	781,988
Acute Care Hospitals	2	124	175,807	(11,324)	164,483
	160	16,718	1,831,534	(185,789)	1,645,745
Corporate Level			265	(205)	60
			$1,831,799	$(185,994)	$1,645,805

	December 31, 2015	December 31, 2014
Building and improvements	$1,947,190	$1,551,548
Furniture and equipment	97,840	82,812
Land improvements	10,533	3,646
Land	221,894	193,793
	2,277,457	1,831,799
Accumulated depreciation	(237,841)	(185,994)
	$2,039,616	$1,645,805
Contingent Consideration Liability
In connection with three of its real estate acquisitions, the Company may pay earn-outs based on incremental value created through the improvement of current operations. The estimated earn-outs were valued at $10.5 million at the time of the purchases and were treated as contingent considerations. The earn-outs would be determined based on portfolio performance and the tenant achieving certain performance hurdles during 2016 through early 2017. To determine the value of the contingent considerations, the Company used significant inputs not observable in the market to estimate the earn-out, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. As of December 31, 2015, based on the potential future performance of these facilities, the contingent consideration arrangements consisted of a $2.7 million liability and a $0.3 million asset and are included in accounts payable and accrued liabilities and prepaid expenses, deferred financing costs and other assets, net, respectively, in the accompanying consolidated balance sheet. During the year ended December 31, 2015, the Company recorded an adjustment to decrease the contingent consideration arrangements by $1.6 million and included this amount in other income (expense) on the accompanying consolidated statements of income.
Operating Leases
As of December 31, 2015, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from one to 17 years. As of December 31, 2015, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $0.4 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had a $3.5 million reserve for unpaid cash rents and a $5.3 million reserve associated with accumulated straight-line rental income. The Company had no reserves for unpaid cash rents and a $0.6 million reserve associated with straight-line rental income as of December 31, 2014. As of December 31, 2015, the Company's two largest tenants, Genesis and Holiday, represented 34.2% and 16.8%, respectively, of the Company's annualized revenues. Other than these two tenants, none of the Company's tenants individually represented 10% or more of the Company's annualized revenues as of December 31, 2015.
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
As of December 31, 2015, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2016	$212,520
2017	218,216
2018	223,982
2019	230,426
2020	236,725
Thereafter	1,338,519

$2,460,388

5.	DISPOSITIONS
2015 Activity. During the year ended December 31, 2015, the Company completed the sale of five skilled nursing facilities for aggregate consideration of $27.2 million after selling expenses of $0.5 million. The carrying values of the assets and liabilities of these facilities was $27.4 million, which resulted in a $0.2 million loss. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.8 million (excluding the loss on sale), $2.3 million and $1.7 million of net income, respectively, from these facilities.
2014 Activity. During the year ended December 31, 2014, the Company completed the sale of three skilled nursing facilities for aggregate consideration of $27.3 million. The carrying values of the assets and liabilities of these facilities was $23.4 million, which resulted in a $3.9 million gain and therefore the results of operations attributable to these three facilities remained in continuing operations. During the years ended December 31, 2014 and 2013, the Company recognized $2.3 million (excluding the gain on sale) and $2.3 million of net income, respectively, from these facilities.
The sales of these facilities do not represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.	TENANT ORIGINATION AND ABSORPTION COSTS AND TENANT RELATIONSHIP ASSETS
As of December 31, 2015 and 2014, the Company’s tenant origination and absorption costs and tenant relationship assets were as follows (in thousands):

	Tenant Origination and Absorption Costs		Tenant Relationship
	December 31,
	2015	2014	2015	2014
Cost	$24,492	$17,621	$7,269	$5,341
Accumulated amortization	(4,215)	(1,576)	(679)	(225)

Net amount	$20,277	$16,045	$6,590	$5,116
Decreases in net income as a result of amortization of the Company’s tenant origination and absorption costs and tenant relationship assets for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Tenant Relationship
	For the Year Ended December 31,
	2015	2014	2013	2015	2014	2013

Amortization	$(2,729)	$(1,109)	$(493)	$(466)	$(192)	$(68)
 The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2015 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Tenant Relationship

2016	$2,410	$411
2017	1,762	306
2018	1,762	306
2019	1,762	306
2020	1,762	306
Thereafter	10,819	4,955

	$20,277	$6,590

Weighted-Average Remaining Amortization Period	12.1 years	21.9 years

7.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2015 and 2014, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance as of December 31, 2015	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	8	Skilled Nursing / Senior Housing / Acute Care Hospital	$166,020	$166,277	$144,383	8.4%	8.2%	1/11/16 - 4/30/18
Construction	3	Acute Care Hospital / Senior Housing	75,018	75,201	65,525	14.1%	13.9%	9/30/16 - 10/31/18
Mezzanine	2	Skilled Nursing / Senior Housing	15,574	15,613	21,491	11.2%	11.0%	2/1/16 - 8/31/17
Pre-development	3	Senior Housing	3,683	3,768	3,777	9.0%	7.7%	1/28/17 - 9/09/17
Debtor-in-possession	1	Acute Care Hospital	13,516	13,625	—	5.0%	5.0%	N/A
	17		273,811	274,484	235,176	9.9%	9.8%

Loan loss allowance			—	(4,300)	—
			273,811	270,184	235,176
Other Investments:
Preferred Equity	10	Skilled Nursing/Senior Housing	29,643	29,993	16,407	13.1%	13.1%	N/A

Total	27		$303,454	$300,177	$251,583	10.2%	10.1%

8.	DEBT
Mortgage Indebtedness

The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Weighted Average Effective Interest Rate at December 31, 2015	Maturity Date
Fixed Rate	$177,850	$124,022	4.01%	December 2021 - August 2051

(1) Weighted average effective rate includes private mortgage insurance.
Mortgage Debt. In September 2015, the Company entered into new mortgage loans secured by three facilities for a total of $28.7 million in proceeds. The new mortgage loans are insured by HUD, have an annual interest rate of 3.64% and mature in 2045.
Mortgage Debt Assumption. In June 2015, in connection with the acquisition of the Canadian Portfolio, the Company assumed three existing mortgage loans with outstanding principal amounts totaling CAD $24.2 million (U.S. $19.7 million) with annual interest rates of 3.74%. The assumed mortgage loans mature in December 2021. In November 2015, in connection with the acquisition of a skilled nursing facility located in Maryland, the Company assumed one mortgage loan with outstanding principal amount of $10.8 million with an annual interest rate of 5.6%. The assumed mortgage loan matures in August 2044.
Mortgage Debt Modification. In March 2015, the Company modified six existing mortgage notes insured by HUD totaling $59.2 million. The Company maintained the original maturity dates and reduced the weighted average annual interest rate from 4.39% to 3.98%.

Senior Unsecured Notes
2021 Notes and 2023 Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	December 31, 2015 (1)	December 31, 2014 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Outstanding principal balance does not include discount of $0.6 million and $0.7 million as of December 31, 2015 and 2014, respectively.
 5.5% Notes due 2021. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten offering of $350.0 million aggregate principal amount of 5.5% senior unsecured notes (the “Existing 2021 Notes”). The 2021 Notes were sold at par, resulting in gross proceeds of $350.0 million and net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. A portion of these proceeds was used to (i) fund a tender offer for the then-outstanding 2018 Notes, (ii) fund the redemption price for then-outstanding 2018 Notes that were not retired in the tender offer, (iii) acquire a portfolio of six senior housing campuses, and (iv) repay $4.5 million outstanding under the then-existing Revolving Credit Facility as of December 31, 2013. On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 5.5% senior unsecured notes, which are treated as a single class with, and have the same terms as, the Existing 2021 Notes (the additional notes and the Existing 2021 Notes, together, the “2021 Notes”). The notes were issued at 99.5% providing net proceeds of approximately $145.6 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%. The Company used the proceeds from this offering to repay borrowings outstanding under the Prior Revolving Credit Facility. The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
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
The obligations under the 2021 Notes and 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 15, “Summarized Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of December 31, 2015.
Revolving Credit Facility and Term Loans
On September 10, 2014, the Operating Partnership entered into an unsecured revolving credit facility (the “Prior Revolving Credit Facility”) that provided for a borrowing capacity of $650.0 million and provided an accordion feature allowing for an additional $100.0 million of capacity, subject to terms and conditions. On October 10, 2014, the Operating Partnership converted $200.0 million of the outstanding borrowings under the Prior Revolving Credit Facility to a term loan. Concurrent with the term loan conversion, the Company entered into a five-year interest rate cap contract that caps LIBOR at 2.0%.
As of December 31, 2015, there was $255.0 million outstanding under the Prior Revolving Credit Facility and $195.0 million available for borrowing.
Borrowings under the Prior Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings varied based on the Consolidated Leverage Ratio, as defined in the credit agreement for the Prior Revolving Credit Facility, and ranged from 2.00% to 2.60% per annum for LIBOR based borrowings and 1.00% to 1.60% per annum for borrowings at the Base Rate. As of December 31, 2015, the interest rate on the

Prior Revolving Credit Facility was 3.03%. In addition, the Operating Partnership was required to pay an unused fee to the lenders equal to 0.25% or 0.35% per annum based on the amount of unused borrowings under the Prior Revolving Credit Facility. During the year ended December 31, 2015, the Company incurred $2.6 million in interest expense on amounts outstanding under the Prior Revolving Credit Facility and $1.2 million of unused facility fees.
On June 10, 2015, Sabra Canadian Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a new Canadian dollar denominated term loan of CAD $90.0 million (U.S. $73.2 million) (the "Prior Canadian Term Loan") that bore a variable interest rate of the Canadian Dollar Offer Rate (“CDOR”) plus 2.00%-2.60% depending on the Company's consolidated leverage ratio. Concurrently with entering into the Prior Canadian Term Loan, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this term loan at 1.59%. In addition, the Prior Canadian Term Loan was designated as a net investment hedge (see Note 9, “Derivative and Hedging Instruments” for further information).
On January 14, 2016, the Operating Partnership and Sabra Canadian Holdings, LLC, also a wholly owned subsidiary of the Company (together, the “Borrowers”), entered into a third amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the a Prior Revolving Credit Facility and replaces the Prior Canadian Term Loan.
The Credit Facility includes a revolving credit facility (the “Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases the Company's U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of January 14, 2020, and includes two six-month extension options. The Term Loans have a maturity date of January 14, 2021.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay an unused fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility.
The U.S. dollar term loan bears interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.75% to 2.35% per annum for LIBOR based borrowings and 0.75% to 1.35% per annum for borrowings at the Base Rate. The Canadian dollar term loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offer Rate (“CDOR”) plus 1.75% to 2.35% depending on the Consolidated Leverage Ratio.
In the event that Sabra achieves investment grade ratings from at least two of S&P, Moody’s and/or Fitch, the Operating Partnership can elect to reduce the applicable percentage for LIBOR or Base Rate borrowings. If the Operating Partnership makes this election, the applicable percentage for borrowings will vary based on the Debt Ratings at each Pricing Level, as defined in the credit agreement, and will range from 0.90% to 1.70% per annum for LIBOR based borrowings under the Revolving Credit Facility, 1.00% to 1.95% per annum for LIBOR or CDOR based borrowings under the Term Loans, 0.00% to 0.70% per annum for borrowings at the Base Rate under the Revolving Credit Facility, and 0.00% to 0.95% per annum for borrowings at the Base Rate under the U.S. dollar term loan. In addition, should the Operating Partnership elect this option, the unused fee will no longer apply and a facility fee ranging between 0.125% and 0.300% per annum will take effect based on the borrowing capacity regardless of amounts outstanding under the Revolving Credit Facility.
The obligations of the Borrowers under the Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2015, the Company was in compliance with all applicable financial covenants under the Prior Revolving Credit Facility and the Prior Canadian Term Loan.
Interest Expense
During the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense of $59.2 million, $47.0 million and $40.5 million, respectively. Included in interest expense for the years ended December 31, 2015, 2014 and 2013, was $5.1 million, $4.0 million and $3.3 million, respectively, of deferred financing costs amortization. As of December 31, 2015 and 2014, the Company had $13.3 million and $13.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2015 (in thousands):

	Mortgage Indebtedness	Senior Notes (1)	Prior Revolving Credit Facility (2)	Prior Terms Loans (2)	Total
2016	$4,136	$—	$—	$—	$4,136
2017	4,278	—	—	—	4,278
2018	4,425	—	255,000	200,000	459,425
2019	4,577	—		—	4,577
2020	4,734	—	—	64,890	69,624
Thereafter	155,700	700,000	—	—	855,700
	$177,850	$700,000	$255,000	$264,890	$1,397,740

(1) Outstanding principal balance for Senior Notes does not include discount of $0.6 million and $0.7 million as of December 31, 2015 and 2014, respectively.
(2) Prior Revolving Credit Facility and prior U.S. term loan were subject to a one-year extension option. On January 14, 2016, the Company entered into a third amended and restated Credit Facility, which among other things, extended the maturity date of the Revolving Credit Facility to January 14, 2020 (subject to two six-month extension options), extended the maturity date of the term loans to January 14, 2021 and increased the amount outstanding under the the U.S. and Canadian term loans by $45.0 million and CAD $35.0 million, respectively.

9.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The notional value of the Company's interest rate cap was $200.0 million as of each of December 31, 2015 and 2014. The notional value of the Company's interest rate swap was CAD $90.0 million (U.S. $64.9 million) as of December 31, 2015. Approximately $1.1 million of losses, which are included in accumulated other comprehensive loss, as of December 31, 2015, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments. The notional value of these contracts was CAD $56.3 million (U.S. $40.6 million) as of December 31, 2015. The Company also holds a CAD $90.0 million (U.S. $64.9 million) term loan which was designated as a net investment hedge. The Company did not hold any net investment hedges as of December 31, 2014.
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2015 and 2014 (in thousands):

			Fair Value		Maturity Dates
			December 31,
Type	Designation	Count	2015	2014		Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	1	$1,695	$4,618	2019	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	5,392	—	2025	Prepaid expenses, deferred financing costs and other assets, net
			$7,087	$4,618

Liabilities:
Interest rate swap	Cash Flow	1	$1,468	$—	2020	Accounts payable and accrued liabilities
Prior Canadian Term Loan	Net Investment	1	64,890	—	2020	Term loans
			$66,358	$—

The following presents the effect of the Company’s hedging instruments on the consolidated statements of income and the consolidated statements of equity for years ended December 31, 2015 and 2014:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income (Effective Portion)		Income Statement Location
	For the year ended December 31,
	2015	2014	2015	2014

Cash Flow Hedges:
Interest Rate Products	$(4,764)	$(1,542)	$(319)	$—	Interest Expense
Net Investment Hedges:
Foreign Currency Products	5,476	—	—	—	N/A
Prior Canadian Term Loan	(8,352)	—	—	—	N/A

	$(7,640)	$(1,542)	$(319)	$—

During the years ended December 31, 2015 and 2014, the Company recorded no hedge ineffectiveness in earnings.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,087	$—	$7,087	$(1,468)	$—	$5,619
Offsetting Liabilities:
Derivatives	$1,468	$—	$1,468	$(1,468)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2015, the Company had no derivatives with a fair value in a net liability position.

10.FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, the Prior Revolving Credit Facility and prior term loans are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The Company estimates the fair value of derivative instruments, including its interest rate cap, interest rate swap and cross currency swaps, using the assistance of a third party using inputs that are observable in the market, which includes forward yield curves and other relevant information. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.
Senior Notes: These instruments are presented in the accompanying consolidated balance sheets at their cost and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2 inputs.
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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2015 and December 31, 2014 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2015			December 31, 2014
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$273,811	$270,184	$274,628	$234,359	$235,176	$234,227
Preferred equity investments	29,643	29,993	30,838	16,125	16,407	17,115
Financial liabilities:
Senior Notes	700,000	699,376	718,500	700,000	699,272	723,625
Mortgage indebtedness	177,850	177,850	165,296	124,022	124,022	122,131

(1) Face value represents amounts contractually due under the terms of the respective agreements.
(2) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
The Company determined the fair value of financial instruments as of December 31, 2015 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$274,628	$—	$—	$274,628
Preferred equity investments	30,838	—	—	30,838
Financial liabilities:
Senior Notes	718,500	—	718,500	—
Mortgage indebtedness	165,296	—	—	165,296
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

During the year ended December 31, 2015, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate cap	$1,695	$—	$1,695	$—
Cross currency swap	5,392	—	5,392	—
Contingent consideration asset	350	—	—	350
Financial liabilities:
Contingent consideration liability	2,700	—	—	2,700
Interest rate swap	1,468	—	1,468	—
The Company’s contingent consideration arrangements are the result of three acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration arrangements, the Company used significant inputs not observable in the market to estimate the contingent consideration. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios. As of December 31, 2015, the contingent consideration liability was valued at $2.7 million and the contingent consideration asset was valued at $0.4 million.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs:

Balance as of December 31, 2013	$7,500
New contingent liability	3,200
Decrease in contingent liability	(1,560)
Payment of contingent liability	(5,240)
Balance as of December 31, 2014	$3,900

Decrease in contingent liability	(1,200)
Balance as of December 31, 2015	$2,700
The following reconciliation provides the details of activity for contingent consideration asset recorded at fair value using Level 3 inputs:

Balance as of December 31, 2014	$—
Increase in contingent asset	350
Balance as of December 31, 2015	$350
A corresponding amount equal to the decrease in the contingent consideration liability and the increase in the contingent consideration asset were included as other income on the accompanying consolidated statements of income for the year ended December 31, 2015.

11.	EQUITY
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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At December 31, 2015, there were no dividends in arrears.
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
Common Stock
On June 30, 2015, the Company completed an underwritten public offering of 5.9 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $147.9 million from the offering, after giving effect to the issuance and sale of all 5.9 million shares of common stock, at a price of $25.06 per share. These proceeds were primarily used to repay borrowings outstanding under the Prior Revolving Credit Facility.
On October 3, 2014, the Company completed an underwritten public offering of 6.9 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $160.6 million from the offering, after giving effect to the issuance and sale of all 6.9 million shares of common stock (which included 0.9 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $24.25 per share. These proceeds were used to repay borrowings outstanding under the Prior Revolving Credit Facility.
On May 12, 2014, the Company completed an underwritten public offering of 8.1 million newly issued shares of its common stock pursuant to an effective registration statement.  The Company received net proceeds, before expenses, of $219.1 million from the offering, after giving effect to the issuance and sale of all 8.1 million shares of common stock (which included 1.1 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $28.35 per share. These proceeds were primarily used to repay borrowings outstanding under the Company's then-existing Revolving Credit Facility.
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
During the year ended December 31, 2015, the Company sold no shares under the 2014 ATM program. During the year ended December 31, 2014, the Company sold 5.0 million shares of its common stock under the 2013 ATM Program and the 2014 ATM Program, at an average price of $28.18 per share, generating gross proceeds of approximately $140.4 million, before $2.8 million of commissions.
As of December 31, 2015, shares of the Company's common stock having an aggregate offering price of $76.5 million were available for sale under the 2014 ATM Program. In November 2015, the Company suspended the 2014 ATM Program. The Company may resume the 2014 ATM Program at any time during the term of the program in its discretion.
Other Common Stock Issuances
The following is a summary of the Company’s other common stock issuances during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Exercise of stock options	—	11,515
Vesting of common stock units	235,334	315,117
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right, at its option, to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the years ended December 31, 2015 and 2014, pursuant to advance elections made by certain participants, the Company incurred $5.0 million and $8.1 million, respectively, in tax withholding obligations that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2015	2014
Foreign currency translation	$(1,433)	$—
Unrealized losses on cash flow hedges	(5,900)	(1,542)

Total accumulated other comprehensive loss	$(7,333)	$(1,542)

12.	STOCK-BASED COMPENSATION
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

Stock Options
The total intrinsic value of stock options exercised was $0.7 million and $1.8 million during the years ended December 31, 2014 and 2013, respectively. The exercise price for the stock options exercised during the years ended December 31, 2014 and 2013 was paid through the withholding of shares. The total fair value of stock options that vested during the years ended December 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively. The Company had no stock options outstanding during the year ended December 31, 2015.
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance-based restricted stock unit is convertible into one share of common stock. The restricted stock units are valued on the grant date based on the market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company's funds from operation ("FFO") differs from a target FFO amount for a period specified in each grant and will range from 0% to 250% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return ("TSR") of the Company's common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 200% of the TSR Units initially granted. Upon any payment of restricted stock units, the participant is required to pay the related tax withholding obligation. The 2009 Performance Incentive Plan provides that unless otherwise elected in advance by the participant, the Company will reduce the number of shares to be delivered to pay the related statutory tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company's common stock on the date the relevant transaction occurs.
The following table summarizes additional information concerning restricted stock units at December 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2014	562,426	$23.26
Granted	504,608	21.11
Vested	(341,354)	24.78
Dividends reinvested	37,353	23.19
Cancelled	(30,277)	18.66

Unvested as of December 31, 2015	732,756	$21.37

As of December 31, 2015, the weighted average remaining vesting period of restricted stock units was 2.4 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2015, 2014 and 2013 was $21.11, $25.88 and $18.52, respectively. The total fair value of units vested during the years ended December 31, 2015, 2014 and 2013 was $8.5 million, $9.6 million and $10.7 million, respectively.
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

	2015	2014	2013
Risk Free Interest Rate	0.87% - 1.31%	1.07% - 1.09%	0.37% - 0.67%
Expected Stock Price Volatility	23.55% - 27.02%	24.14% - 24.22%	33.36% - 36.11%
Expected Service Period	2.5 - 3.0 years	3.0 years	3.0 years
Expected Dividend Yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2015, 2014 and 2013, the Company recognized $6.1 million, $9.9 million and $7.8 million, respectively, of stock-based compensation expense. As of December 31, 2015, there was $9.7 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.6 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant's eligible compensation. During the years ended December 31, 2015, 2014 and 2013, the Company's matching contributions were approximately $35,000, $51,000 and $44,000, respectively.

13.	INCOME TAXES
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011 and, therefore, the Company did not incur any U.S. federal income tax expense during the years ended December 31, 2015, 2014 and 2013. Taxable income generated during the period preceding this election is subject to federal and state income taxes.
The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elected to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the Company's separation from Old Sun occurring within a specified period (generally five years) following the election to be taxed as a REIT. As of January 1, 2011, the built-in-gains tax associated with the Company’s properties totaled approximately $145.8 million assuming a 40% corporate tax rate. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than five years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.
As a result of acquisitions in Canada during 2015, the Company was subject to income taxes under the laws of Canada. The Company recorded a $0.7 million income tax benefit during the year ended December 31, 2015 with respect to its Canadian operations. Due to uncertainty over the Company's ability to utilize this income tax benefit in future periods, the Company has recorded a valuation allowance of $0.7 million against the deferred tax benefit.
The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at December 31, 2013	$24,212

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2014 tax positions	—

Balance at December 31, 2014	$24,212

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2015 tax positions	—

Balance at December 31, 2015	$24,212

The Company does not anticipate that the balance in unrecognized tax benefits will change materially in fiscal year 2016. During the period from the Separation Date through December 31, 2015, neither the Company nor its subsidiaries were assessed interest or penalties by any major tax jurisdictions. There would be no effect on the Company’s tax rate if the unrecognized tax benefits were to result in additional taxes owed due to the availability of net operating loss (“NOL”) carryforwards. The NOL carryforwards are recorded as deferred tax assets and have expiration dates from 2019 through 2027. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2011. However, the years before 2011 remain open to adjustment by the taxing authorities due to net operating losses being carried forward into open tax years. For the years before 2009, these jurisdictions can, however, adjust NOL carryforwards from earlier years.

14.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income attributable to common stockholders	$69,171	$36,710	$25,749

Denominator
Basic weighted average common shares and common equivalents	62,235,014	46,351,544	37,514,637
Dilutive stock options and restricted stock units	225,225	537,987	557,289

Diluted weighted average common shares	62,460,239	46,889,531	38,071,926

Net income attributable to common stockholders, per:

Basic common share	$1.11	$0.79	$0.69

Diluted common share	$1.11	$0.78	$0.68
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the years ended December 31, 2015, 2014 and 2013, approximately 76,000, 54,000 and 46,000 restricted stock units, respectively, were not included because they were anti-dilutive. No stock options were outstanding during the year ended December 31, 2015 and no stock options were considered anti-dilutive during the years ended December 31, 2014 and 2013.

15.SUMMARIZED CONSOLIDATING INFORMATION
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
The Guarantors were also subject to the guarantees described above while the 2018 Notes were outstanding, but such guarantees were released following the redemption of all of the remaining 2018 Notes in the first quarter of the year ended December 31, 2014. As of December 31, 2015, no 2018 Notes were outstanding.
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
Consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$48	$—	$1,816,813	$222,755	$—	$2,039,616
Loans receivable and other investments, net	—	—	302,282	—	(2,105)	300,177
Cash and cash equivalents	2,548	—	1,008	3,878	—	7,434
Restricted cash	—	—	1,618	8,195	—	9,813
Prepaid expenses, deferred financing costs and other assets, net	2,047	27,056	90,251	12,526	(2,746)	129,134
Intercompany	489,763	918,209	—	—	(1,407,972)	—
Investment in subsidiaries	568,841	792,065	55,439	—	(1,416,345)	—
Total assets	$1,063,247	$1,737,330	$2,267,411	$247,354	$(2,829,168)	$2,486,174
Liabilities
Mortgage notes	$—	$—	$—	$177,850	$—	$177,850
Revolving credit facility	—	255,000	—	—	—	255,000
Term loans	—	200,000	64,890	—	—	264,890
Senior unsecured notes	—	699,376	—	—	—	699,376
Accounts payable and accrued liabilities	9,477	14,113	11,254	2,084	(1,746)	35,182
Intercompany	—	—	1,391,115	16,857	(1,407,972)	—
Total liabilities	9,477	1,168,489	1,467,259	196,791	(1,409,718)	1,432,298

Total Sabra Health Care REIT, Inc. stockholders' equity	1,053,770	568,841	800,152	50,457	(1,419,450)	1,053,770
Noncontrolling interests	—	—	—	106	—	106
Total equity	1,053,770	568,841	800,152	50,563	(1,419,450)	1,053,876
Total liabilities and equity	$1,063,247	$1,737,330	$2,267,411	$247,354	$(2,829,168)	$2,486,174

CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$60	$—	$1,505,974	$139,771	$—	$1,645,805
Loans receivable and other investments, net	—	—	251,583	—	—	251,583
Cash and cash equivalents	58,799	—	—	2,994	—	61,793
Restricted cash	—	—	160	6,864	—	7,024
Prepaid expenses, deferred financing costs and other assets	586	27,803	62,325	7,973	—	98,687
Intercompany	444,499	757,676	—	—	(1,202,175)	—
Investment in subsidiaries	447,916	642,611	25,057	—	(1,115,584)	—
Total assets	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892
Liabilities
Mortgage notes	$—	$—	$—	$124,022	$—	$124,022
Secured revolving credit facility	—	68,000	—	—	—	68,000
Term loan	—	200,000	—	—	—	200,000
Senior unsecured notes	—	699,272	—	—	—	699,272
Accounts payable and accrued liabilities	9,994	12,902	7,422	1,457	—	31,775
Intercompany	—	—	1,198,779	3,396	(1,202,175)	—
Total liabilities	9,994	980,174	1,206,201	128,875	(1,202,175)	1,123,069
Total Sabra Health Care REIT, Inc. stockholders' equity	941,866	447,916	638,898	28,770	(1,115,584)	941,866
Noncontrolling interests	—	—	—	(43)	—	(43)
Total equity	941,866	447,916	638,898	28,727	(1,115,584)	941,823
Total liabilities and equity	$951,860	$1,428,090	$1,845,099	$157,602	$(2,317,759)	$2,064,892

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$189,719	$21,086	$(954)	$209,851
Interest and other income	2	334	25,472	1	(304)	25,505
Resident fees and services	—	—	1,008	2,500	—	3,508
Total revenues	2	334	216,199	23,587	(1,258)	238,864
Expenses:
Depreciation and amortization	47	—	57,005	6,027	—	63,079
Interest	—	52,208	1,493	5,778	(261)	59,218
Operating expenses	—	—	693	2,849	(966)	2,576
General and administrative	14,910	30	7,910	1,015	—	23,865
Provision for doubtful accounts and loan losses	1,291	—	11,551	—	—	12,842
Total expenses	16,248	52,238	78,652	15,669	(1,227)	161,580

Other income (expense):
Other (expense) income	—	1,651	(101)	710	—	2,260
Net loss on sales of real estate	—	—	(161)	—	—	(161)

Total other income (expense)	—	1,651	(262)	710	—	2,099

Income in subsidiary	95,690	145,943	8,130	—	(249,763)	—

Net income	79,444	95,690	145,415	8,628	(249,794)	79,383

Net loss attributable to noncontrolling interest	—	—	—	30	—	30

Net income attributable to Sabra Health Care REIT, Inc.	79,444	95,690	145,415	8,658	(249,794)	79,413

Preferred stock dividends	(10,242)	—	—	—	—	(10,242)

Net income attributable to common stockholders	$69,202	$95,690	$145,415	$8,658	$(249,794)	$69,171

Net income attributable to common stockholders, per:
Basic common share						$1.11
Diluted common share						$1.11
Weighted-average number of common shares outstanding, basic						62,235,014
Weighted-average number of common shares outstanding, diluted						62,460,239

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$142,249	$19,234	$—	$161,483
Interest and other income	9	—	19,357	1	—	19,367
Resident fees and services	—	—	—	2,668	—	2,668
Total revenues	9	—	161,606	21,903	—	183,518
Expenses:
Depreciation and amortization	52	—	37,645	5,635	—	43,332
Interest	—	37,129	4,642	5,187	—	46,958
Operating expenses	—	—	—	1,930	—	1,930
General and administrative	17,922	2	5,561	330	—	23,815
Provision for doubtful accounts and write-offs	600	—	2,994	—	—	3,594
Total expenses	18,574	37,131	50,842	13,082	—	119,629

Other income (expense):
Loss on extinguishment of debt	—	(21,846)	(472)	(136)	—	(22,454)
Other (expense) income	—	—	1,560	—	—	1,560
Gain on sale of real estate	—	—	3,914	—	—	3,914

Total other income (expense)	—	(21,846)	5,002	(136)	—	(16,980)

Income in subsidiary	65,517	124,494	5,698	—	(195,709)	—

Net income	46,952	65,517	121,464	8,685	(195,709)	46,909

Net loss attributable to noncontrolling interests	—	—	—	43	—	43

Net income attributable to Sabra Health Care REIT, Inc.	46,952	65,517	121,464	8,728	(195,709)	46,952

Preferred dividends	(10,242)	—	—	—	—	(10,242)

Net income attributable to common stockholders	$36,710	$65,517	$121,464	$8,728	$(195,709)	$36,710

Net income attributable to common stockholders, per:
Basic common share						$0.79
Diluted common share						$0.78
Weighted-average number of common shares outstanding, basic						46,351,544
Weighted-average number of common shares outstanding, diluted						46,889,531

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$99,711	$29,277	$—	$128,988
Interest and other income	86	—	5,706	—	—	5,792
Total revenues	86	—	105,417	29,277	—	134,780
Expenses:
Depreciation and amortization	51	—	25,664	7,566	—	33,281
Interest	—	28,767	4,444	7,249	—	40,460
General and administrative	15,040	4	1,294	85	—	16,423
Total expenses	15,091	28,771	31,402	14,900	—	90,164

Other income (expense):
Loss on extinguishment of debt	—	(9,750)	(351)	—	—	(10,101)
Other expense	—	—	(800)	—	—	(800)

Total other income (expense)	—	(9,750)	(1,151)	—	—	(10,901)

Income in subsidiary	48,720	87,241	3,889	—	(139,850)	—

Net Income	33,715	48,720	76,753	14,377	(139,850)	33,715

Preferred dividends	(7,966)	—	—	—	—	(7,966)

Net income attributable to common stockholders	$25,749	$48,720	$76,753	$14,377	$(139,850)	$25,749

Net income attributable to common stockholders, per:
Basic common share						$0.69
Diluted commons share						$0.68
Weighted-average number of common shares outstanding, basic						37,514,637
Weighted-average number of common shares outstanding, diluted						38,071,926

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$79,444	$95,690	$145,415	$8,628	$(249,794)	$79,383
Other comprehensive income (loss):
Foreign currency translation	—	5,530	(5,495)	(1,468)	—	(1,433)
Unrealized loss on cash flow hedge	—	(4,358)	—	—	—	(4,358)

Total other comprehensive loss	—	1,172	(5,495)	(1,468)	—	(5,791)

Comprehensive income	79,444	96,862	139,920	7,160	(249,794)	73,592

Comprehensive loss attributable to noncontrolling interest	—	—	—	30	—	30

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$79,444	$96,862	$139,920	$7,190	$(249,794)	$73,622

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$46,952	$65,517	$121,464	$8,685	$(195,709)	$46,909
Other comprehensive loss:
Unrealized loss on cash flow hedge	—	(1,542)	—	—	—	(1,542)

Comprehensive income	46,952	63,975	121,464	8,685	(195,709)	45,367

Comprehensive loss attributable to noncontrolling interest	—	—	—	43	—	43

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$46,952	$63,975	$121,464	$8,728	$(195,709)	$45,410

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$112,291	$—	$1,404	$7,406	$—	$121,101
Cash flows from investing activities:
Acquisitions of real estate	—	—	(402,011)	(59,319)	—	(461,330)
Origination and fundings of loans receivable	—	—	(49,687)	—	—	(49,687)
Preferred equity investments	—	—	(12,804)	—	—	(12,804)
Additions to real estate	(34)	—	(1,286)	(2,369)	—	(3,689)
Investment in Subsidiary	(414)	(414)	—	—	828	—
Distribution from Subsidiary	3,515	3,515	—	—	(7,030)	—
Intercompany financing	(200,884)	(387,652)	—	—	588,536	—
Repayment of note receivable	—	—	5,803	—	—	5,803
Release of contingent consideration held in escrow	—	—	5,240	—	—	5,240
Net proceeds from sale of real estate	—	—	27,241	—	—	27,241
Net cash used in investing activities	(197,817)	(384,551)	(427,504)	(61,688)	582,334	(489,226)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	187,000	—	—	—	187,000
Proceeds from term loan	—	—	73,242	—	—	73,242
Proceeds from mortgage notes	—	—	—	28,735	—	28,735
Principal payments on mortgage notes	—	—	—	(3,132)	—	(3,132)
Payments of deferred financing costs	—	(232)	(740)	(480)	—	(1,452)
Payment of contingent consideration	—	—	—	—	—	—
Contributions by noncontrolling interest	—	—	—	179	—	179
Issuance of preferred stock	—	—	—	—	—	—
Issuance of common stock	139,403	—	—	—	—	139,403
Dividends paid on common and preferred stock	(109,897)	—	—	—	—	(109,897)
Contribution from Parent	—	414	—	414	(828)	—
Distribution to Parent	—	(3,515)	—	(3,515)	7,030	—
Intercompany	—	200,884	354,674	32,978	(588,536)	—
Net cash provided by financing activities	29,506	384,551	427,176	55,179	(582,334)	314,078
Net (decrease) increase in cash and cash equivalents	(56,020)	—	1,076	897	—	(54,047)
Effect of foreign currency translation on cash and cash equivalents	(231)	—	(68)	(13)	—	(312)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$2,548	$—	$1,008	$3,878	$—	$7,434

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$53,292	$—	$—	$32,045	$—	$85,337
Cash flows from investing activities:
Acquisitions of real estate	—	—	(763,378)	(8,101)	—	(771,479)
Origination and fundings of loans receivable	—	—	(66,397)	—	—	(66,397)
Preferred equity investments	—	—	(15,486)	—	—	(15,486)
Additions to real estate	(11)	—	(1,437)	(23)	—	(1,471)
Repayment of loans receivable	—	—	1,097	—	—	1,097
Net proceeds from the sale of real estate	—	—	27,264	—	—	27,264
Investment in subsidiary	(12,147)	(12,147)	—	—	24,294	—
Distribution from Subsidiary	1,246	1,246	—	—	(2,492)	—
Intercompany financing	(415,790)	(958,970)	—	—	1,374,760	—
Net cash used in by investing activities	(426,702)	(969,871)	(818,337)	(8,124)	1,396,562	(826,472)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	499,250	—	—	—	499,250
Principal payments on senior unsecured notes	—	(211,250)	—	—	—	(211,250)
Net proceeds (repayments) from revolving credit facility	—	268,000	(135,500)	—	—	132,500
Proceeds from mortgage notes	—	—	—	57,703	—	57,703
Principal payments on mortgage notes	—	—	—	(89,110)	—	(89,110)
Payments of deferred financing costs	—	(12,820)	(5,133)	(1,178)	—	(19,131)
Issuance of common stock	510,147	—	—	—	—	510,147
Dividends paid on common and preferred stock	(81,489)	—	—	—	—	(81,489)
Contribution from Parent	—	12,147	—	12,147	(24,294)	—
Distribution to Parent	—	(1,246)	—	(1,246)	2,492	—
Intercompany financing	—	415,790	958,970	—	(1,374,760)	—
Net cash provided by (used in) financing activities	428,658	969,871	818,337	(21,684)	(1,396,562)	798,620
Net increase in cash and cash equivalents	55,248	—	—	2,237	—	57,485
Cash and cash equivalents, beginning of period	3,551	—	—	757	—	4,308
Cash and cash equivalents, end of period	$58,799	$—	$—	$2,994	$—	$61,793

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$47,810	$—	$—	$14,289	$—	$62,099
Cash flows from investing activities:
Acquisitions of real estate	—	—	(125,955)	—	—	(125,955)
Origination and fundings of loans receivable	—	—	(165,960)	—	—	(165,960)
Preferred equity investments	—	—	(7,038)	—	—	(7,038)
Additions to real estate	—	—	(764)	—	—	(764)
Net proceeds from the sale of real estate	—	—	—	2,208	—	2,208
Distribution from Subsidiary	4,066	4,066	—	—	(8,132)	—
Intercompany financing	(178,015)	(258,819)	—	—	436,834	—
Net cash (used in) provided by in investing activities	(173,949)	(254,753)	(299,717)	2,208	428,702	(297,509)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes	—	200,000	—	—	—	200,000
Principal payments on senior unsecured notes	—	(113,750)	—	—	—	(113,750)
Net proceeds from secured revolving credit facility	—	—	43,000	—	—	43,000
Principal payments on mortgage notes	—	—	—	(10,994)	—	(10,994)
Payments of deferred financing costs	—	(5,446)	(3,010)	(498)	—	(8,954)
Payment of contingent consideration	—	—	(1,300)	—	—	(1,300)
Issuance of preferred stock	138,249	—	—	—	—	138,249
Issuance of common stock	34,517	—	—	—	—	34,517
Dividends paid	(58,151)	—	—	—	—	(58,151)
Distribution to Parent	—	(4,066)	—	(4,066)	8,132	—
Intercompany financing	—	178,015	261,027	(2,208)	(436,834)	—
Net cash provided by (used in) financing activities	114,615	254,753	299,717	(17,766)	(428,702)	222,617
Net (decrease) in cash and cash equivalents	(11,524)	—	—	(1,269)	—	(12,793)
Cash and cash equivalents, beginning of period	15,075	—	—	2,026	—	17,101
Cash and cash equivalents, end of period	$3,551	$—	$—	$757	$—	$4,308

16.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, the Company acquired four skilled nursing/transitional care facilities and 20 senior housing facilities. During the year ended December 31, 2014, the Company acquired ten skilled nursing/transitional care facilities and 32 senior housing facilities. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2014, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014

Revenues	$266,478	$264,084
Depreciation and amortization	71,021	71,436
Net income attributable to common stockholders	92,724	85,136

Net income attributable to common stockholders, per:
Basic common share	1.49	1.84
Diluted common share	1.48	1.82

Weighted average number of common shares outstanding, basic	62,235,014	46,351,544
Weighted average number of common shares outstanding, diluted	62,460,239	46,889,531
Acquisition pursuit costs of $6.7 million related to the acquisitions completed during year ended December 31, 2015 are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

17.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2015, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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
Dividend Declaration
On February 3, 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on February 29, 2016 to stockholders of record as of the close of business on February 16, 2016.
Also on February 3, 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 29, 2016 to stockholders of record as of the close of business on February 16, 2016.
Forest Park - Frisco

On February 9, 2016, the Company and Forest Park Medical Center at Frisco, LLC (“Frisco Operator”) agreed to sell their respective interests in the Forest Park Medical Center – Frisco hospital (“Frisco Hospital”) to Columbia Medical Center of Plano Subsidiary, L.P. , a subsidiary of HCA Holdings, Inc. for a total cash purchase price of $96.25 million, less the assumption of certain capital lease obligations of approximately $7.3 million. The sales are subject to certain closing conditions, including bankruptcy court and other regulatory approvals, and are expected to close by March 31, 2016. On February 22, 2016, the bankruptcy court approved the sales of the Frisco Hospital.

The Company expects to receive net proceeds in connection with the sale of the Frisco Hospital (including proceeds it expects to realize on collateral it anticipates receiving from the Frisco Operator in connection with resolution of the outstanding balance on the Frisco Operator’s debtor-in-possession loan from Sabra) of between $89.1 million and $94.1 million. Accordingly, the Company expects to recognize a loss in the first quarter of 2016 of $30.0 million to $35.0 million on its investments in the Frisco Hospital and the debtor-in-possession loan, before consideration of the approximately $21.3 million in guarantees from the owners of the Frisco Operator. When evaluating the probability of various potential outcomes of the bankruptcy sale as of December 31, 2015, the probability-weighted expected cash flows exceeded the carrying value of these investments.  Accordingly, the Company did not record an impairment charge during the year ended December 31, 2015.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Uncollectible Accounts Written-off	Balance at End of Year

Year ended December 31, 2015
Allowance for doubtful accounts	$—	$3,811	$—	$3,811
Straight-line rent receivable allowance	600	4,731	—	5,331
Loan loss reserves	—	4,300	—	4,300

	$600	$12,842	$—	$13,442

Year ended December 31, 2014
Straight-line rent receivable allowance	$—	$600	$—	$600

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
New Martinsville	New Martinsville, WV	100%	—	$475	$10,543	$11,018	—	$475	$10,363	$10,838	$(3,783)	1982	11/15/10	39
Glenville	Glenville, WV	100%	—	484	2,839	3,323	—	484	2,744	3,228	(683)	1982/2006	11/15/10	40
Renaissance Terrace	Harriman, TN	100%	—	76	4,459	4,535	—	76	4,000	4,076	(1,795)	1985/1989, 2008	11/15/10	38
Greenwood	Warwick, RI	100%	—	2,066	10,178	12,244	—	2,066	9,824	11,890	(3,771)	1964/2009	11/15/10	24
Pawtuxet Village	Warwick, RI	100%	—	1,275	6,602	7,877	—	1,275	6,142	7,417	(2,417)	1968	11/15/10	24
Forest Hills (SNF)	Broken Arrow, OK	100%	(2)	1,653	11,259	12,912	—	1,653	10,960	12,613	(3,636)	1994/2008, 2009/2010, 2015	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,262	3,917	(777)	1987	11/15/10	32
Bryan Care	Bryan, OH	100%	—	1,278	6,477	7,755	—	1,278	6,092	7,370	(1,892)	1976	11/15/10	30
Sylvania	Sylvania, OH	100%	—	942	5,627	6,569	—	942	5,192	6,134	(2,081)	1967/1974, 1986, 1995, 2008, 2009	11/15/10	24
Point Place	Toledo, OH	100%	—	1,089	5,364	6,453	—	1,089	5,119	6,208	(1,317)	1995/2011	11/15/10	36
Perrysburg	Perrysburg, OH	100%	—	987	5,358	6,345	—	987	5,001	5,988	(1,535)	1984	11/15/10	32
Forest View	Dayton, OH	100%	—	819	4,214	5,033	—	819	3,951	4,770	(1,509)	1968	11/15/10	24
New Lebanon	New Lebanon, OH	100%	—	784	4,243	5,027	—	784	3,807	4,591	(1,278)	1979	11/15/10	28
New Lexington	New Lexington, OH	100%	—	63	3,487	3,550	—	63	3,240	3,303	(2,038)	1981	11/15/10	20
Twin Rivers	Defiance, OH	100%	—	280	3,004	3,284	—	280	2,772	3,052	(906)	1980	11/15/10	30
San Juan	Farmington, NM	100%	9,906	799	4,163	4,962	3	799	3,992	4,791	(1,463)	1963/1993	11/15/10	24
McKinley Care	Gallup, NM	100%	5,679	409	1,865	2,274	4	409	1,794	2,203	(629)	1968	11/15/10	24
Bedford Hills	Bedford, NH	100%	6,485	1,911	12,245	14,156	—	1,911	11,411	13,322	(3,259)	1992/2010	11/15/10	36
Exeter on Hampton	Exeter, NH	100%	—	2,365	2,350	4,715	—	2,365	2,127	4,492	(1,624)	1976/2011	11/15/10	40
Pheasant Wood	Petersborough, NH	100%	—	625	3,986	4,611	—	625	3,500	4,125	(1,309)	1975	11/15/10	28
Westwood	Keene, NH	100%	—	699	3,823	4,522	—	699	3,349	4,048	(1,442)	1965/2010	11/15/10	24
Colonial Hill	Rochester, NH	100%	—	412	3,960	4,372	—	412	3,663	4,075	(1,399)	1986/2010	11/15/10	44
Crestwood Care	Milford, NH	100%	—	557	3,441	3,998	—	557	3,050	3,607	(1,192)	1972	11/15/10	28
Applewood	Winchester, NH	100%	—	348	3,075	3,423	—	348	2,695	3,043	(880)	1987	11/15/10	32
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,490	1,802	(728)	1890/2005	11/15/10	20
Woodland Hill	Asheboro, NC	100%	—	1,706	8,053	9,759	—	1,706	7,783	9,489	(2,262)	1987/2009	11/15/10	32
Missouri River	Great Falls, MT	100%	11,278	2,023	16,967	18,990	—	2,023	16,576	18,599	(6,112)	1960/1990, 2010	11/15/10	30
Butte Care	Butte, MT	100%	—	1,092	12,654	13,746	—	1,092	12,496	13,588	(3,914)	1974/2012	11/15/10	35
Whitefish Care	Whitefish, MT	100%	—	651	6,339	6,990	—	651	6,219	6,870	(2,028)	1973/2012	11/15/10	35
Deer Lodge	Deer Lodge, MT	100%	4,303	190	3,032	3,222	2	190	2,977	3,167	(1,172)	1973	11/15/10	30

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Twin Oaks	Danvers, MA	100%	—	885	5,100	5,985	—	885	4,409	5,294	(1,604)	1969	11/15/10	24
Maplewood	Amesbury, MA	100%	—	771	4,550	5,321	—	771	3,710	4,481	(1,331)	1968/2010	11/15/10	24
Saugus	Saugus, MA	100%	—	285	1,643	1,928	—	285	1,040	1,325	(437)	1967	11/15/10	24
Kensington Manor	Elizabethtown, KY	100%	—	1,864	7,523	9,387	—	1,864	7,045	8,909	(2,039)	2001/2010	11/15/10	37
Regency Care	Louisville, KY	100%	—	1,169	5,989	7,158	1,587	1,169	7,093	8,262	(2,320)	1960/2014	11/15/10	25
Countryside Care	Bardwell, KY	100%	—	239	4,790	5,029	—	239	4,418	4,657	(1,167)	1993/2010	11/15/10	35
Bradford Square	South Frankfort, KY	100%	—	774	3,848	4,622	—	774	3,467	4,241	(1,293)	1960/1990	11/15/10	25
Hillside Villa	Madisonville, KY	100%	—	277	4,272	4,549	—	277	3,810	4,087	(1,453)	1962/1978, 1997	11/15/10	25
Klondike Care	Louisville, KY	100%	—	764	3,576	4,340	—	764	3,248	4,012	(1,111)	1974/1980, 1994, 1995, 2008	11/15/10	28
Colonial Manor	Bowling Green, KY	100%	—	792	3,050	3,842	—	792	2,766	3,558	(1,010)	1963	11/15/10	25
Barkley Center	Paducah, KY	100%	—	325	4,019	4,344	—	325	3,397	3,722	(890)	1999/2014	11/15/10	35
Hopkins Care	Woodburn, KY	100%	—	592	2,277	2,869	—	592	2,021	2,613	(745)	1960	11/15/10	25
Bridge Point	Florence, KY	100%	—	—	2,278	2,278	—	—	1,528	1,528	(789)	1969/2008, 2009, 2010	11/15/10	20
Magnolia Village	Bowling Green, KY	100%	—	14	629	643	—	14	287	301	(184)	1991	11/15/10	29
Decatur Township	Indianapolis, IN	100%	—	673	3,730	4,403	—	673	3,468	4,141	(1,087)	1985	11/15/10	32
Gooding/Bennett Hills	Gooding, ID	100%	—	—	1,731	1,731	—	—	1,719	1,719	(854)	1968/2009	11/15/10	40
Fountain City	Columbus, GA	100%	—	253	2,797	3,050	—	253	1,977	2,230	(1,240)	1970/2012	11/15/10	40
Etowah Landing	Rome, GA	100%	—	43	842	885	—	43	676	719	(459)	1973/1977, 1987	11/15/10	40
Oakhurst	Ocala, FL	100%	—	1,474	8,212	9,686	—	1,474	7,527	9,001	(2,300)	1984/2010	11/15/10	32
Orchard Ridge	New Port Richey, FL	100%	—	536	5,685	6,221	—	536	5,286	5,822	(1,629)	1983/1995, 2012	11/15/10	32
Bay Tree	Palm Harbor, FL	100%	—	786	4,870	5,656	—	786	4,350	5,136	(1,498)	1981	11/15/10	32
West Bay	Oldsmar, FL	100%	—	775	4,660	5,435	—	775	4,133	4,908	(1,340)	1982/2010	11/15/10	32
Sunset Point	Clearwater, FL	100%	—	706	4,370	5,076	—	706	3,936	4,642	(1,357)	1983	11/15/10	32
Arden House	Hamden, CT	100%	19,622	2,250	23,816	26,066	—	2,250	22,844	25,094	(7,163)	1973/2008, 2010	11/15/10	28
Pope John Paul	Danbury, CT	100%	—	—	13,702	13,702	—	—	12,671	12,671	(3,623)	1983/2009	11/15/10	32
St. Camillus	Stamford, CT	100%	—	—	12,528	12,528	—	—	11,562	11,562	(3,496)	1987/2008	11/15/10	32
Madison House	Madison, CT	100%	—	4,337	8,164	12,501	—	4,337	7,721	12,058	(2,061)	1994/2009, 2010	11/15/10	36
Willows (CT)	Woodbridge, CT	100%	—	1,838	9,961	11,799	—	1,838	9,142	10,980	(2,750)	1989/2011	11/15/10	32
The Reservoir	West Hartford, CT	100%	—	1,204	9,457	10,661	—	1,204	9,093	10,297	(2,482)	1995/2009, 2011	11/15/10	36
Glen Hill	Danbury, CT	100%	—	918	7,017	7,935	—	918	6,483	7,401	(2,593)	1963/2009	11/15/10	24

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Governor's House	Simsbury, CT	100%	—	—	5,750	5,750	—	—	5,209	5,209	(2,308)	1895/2008, 2010	11/15/10	20
Elms Haven	Thornton, CO	100%	15,043	3,717	18,473	22,190	7	3,717	18,005	21,722	(5,415)	1987/1989, 1997, 2007, 2008	11/15/10	40
Sable	Aurora, CO	100%	—	1,272	5,591	6,863	—	1,272	5,446	6,718	(1,824)	1973	11/15/10	35
Carmichael	Carmichael, CA	100%	—	—	1,741	1,741	—	—	1,311	1,311	(759)	1960/1976, 2010	11/15/10	40
Willows (CA)	Willows, CA	100%	—	137	1,426	1,563	—	137	1,250	1,387	(669)	1969/2010, 2015	11/15/10	40
Washington Care	San Leandro, CA	100%	9,645	—	1,331	1,331	7	—	1,153	1,153	(502)	1969/2010	11/15/10	40
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	110	270	(77)	1968	11/15/10	10
Langdon Place of Dover	Dover, NH	100%	4,414	801	10,036	10,837	—	801	9,215	10,016	(2,677)	1987/2009	11/15/10	42
Clipper Harbor	Portsmouth, NH	100%	—	846	7,632	8,478	—	846	7,050	7,896	(2,646)	1986/2009	11/15/10	43
Mineral Springs	North Conway, NH	100%	12,600	417	5,352	5,769	—	417	5,062	5,479	(1,693)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	10,614	454	4,531	4,985	—	454	4,282	4,736	(1,335)	1984/1986, 1987, 2009	11/15/10	41
Langdon Place of Keene	Keene, NH	100%	4,930	304	3,992	4,296	—	304	3,682	3,986	(1,371)	1995	11/15/10	46
Edmondson Care	Brownsville, KY	100%	—	446	5,087	5,533	—	446	4,563	5,009	(1,326)	1994/2009	11/15/10	35
Heartland Villa	Lewisport, KY	100%	—	532	4,025	4,557	—	532	3,660	4,192	(1,019)	1994/2009	11/15/10	35
Meridian Care	Meridian, ID	100%	—	840	8,342	9,182	—	840	8,096	8,936	(3,158)	1997/2009	11/15/10	39
St. Joseph's	Trumbull, CT	100%	—	—	21,878	21,878	—	—	20,801	20,801	(7,708)	1959	11/15/10	24
Oak Brook Health Care	Whitehouse, TX	100%	—	1,433	9,643	11,076	—	1,433	9,644	11,077	(1,430)	1987	06/30/11	40
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(2,756)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(2,056)	1996	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(3,236)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(2,957)	2008	08/01/11	40
Manokin Manor Nursing & Rehabilitation Center	Princess Anne, MD	100%	—	1,953	7,811	9,764	—	1,953	7,811	9,764	(1,181)	1985/1987, 2013	09/30/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	—	2,527	12,453	14,980	(1,463)	1927/1990, 2007	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	—	2,617	11,662	14,279	(1,254)	1958/2009	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	579	509	5,597	6,106	(703)	1981/2013	05/10/12	40
Derry	Derry, NH	100%	—	768	3,222	3,990	—	768	3,222	3,990	(377)	1976/1994, 2000	06/01/12	40
Camden Care Center	Minneapolis, MN	100%	—	1,235	5,777	7,012	—	1,235	5,777	7,012	(537)	1990	11/30/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(1,260)	2002/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(940)	2003/2012, 2015	11/30/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(636)	2002/2012	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(1,614)	1962/1996/2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(957)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(207)	1970/1979/1983/1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(447)	1954/1968/1975/2000/2004	02/14/14	40
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(829)	1985	03/05/14	40
Onion Creek	Austin, TX	100%	—	871	12,843	13,714	—	871	12,843	13,714	(495)	2011	10/21/14	40
Adams PARC	Barlesville, OK	100%	—	1,332	6,904	8,236	—	1,332	6,904	8,236	(253)	1989	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	—	2,189	23,567	25,756	(769)	1963/1984	10/29/14	40
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	—	869	5,236	6,105	(215)	2001/2013	10/29/14	40
St. Thomas More Medical Complex	Hyattsville, MD	100%	—	6,343	65,573	71,916	—	6,343	65,573	71,916	(987)	1950/1976, 2008	06/30/15	40
Bay Ridge Healthcare Center	Annapolis, MD	100%	—	1,548	40,773	42,321	—	1,548	40,773	42,321	(569)	1964/1993, 2012	06/30/15	40
NMS Healthcare of Silver Spring	Wheaton, MD	100%	—	676	56,897	57,573	—	676	56,897	57,573	(783)	1966/1991, 2012	06/30/15	40
NMS Healthcare of Hagerstown	Hagerstown, MD	100%	10,766	1,475	56,241	57,716	—	1,475	56,241	57,716	(128)	1953/1975, 2014	11/25/15	40

			125,285	116,493	964,438	1,080,931	2,189	116,493	934,696	1,051,189	(174,662)
Senior Housing
Monroe House	Moses Lake, WA	100%	—	—	182	182	—	—	48	48	(33)	1997	11/15/10	15
Forest Hills (ALF)	Broken Arrow, OK	100%	(2)	1,803	3,927	5,730	—	1,803	3,792	5,595	(1,483)	2000	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	3,554	571	7,183	7,754	—	571	6,540	7,111	(2,093)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	5,433	—	5,654	5,654	—	—	5,199	5,199	(1,551)	1989	11/15/10	40
Heritage Place	Owensboro, KY	100%	—	668	5,492	6,160	—	668	5,158	5,826	(1,267)	2001	11/15/10	38
Glen Crest	Danbury, CT	100%	—	1,356	6,666	8,022	—	1,356	6,590	7,946	(1,980)	1986	11/15/10	32
Village at Northrise	Las Cruces, NM	100%	—	1,432	6,003	7,435	—	1,432	5,358	6,790	(2,437)	1998/1999, 2010	11/15/10	29
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,031	256	3,294	3,550	(766)	2004/2011	11/22/11	40
New Dawn Memory Care	Aurora, CO	100%	—	2,874	12,829	15,703	—	2,874	12,829	15,703	(1,130)	2009	09/20/12	40
Independence Village at Frankenmuth	Frankenmuth, MI	100%	—	5,027	20,929	25,956	—	5,027	20,929	25,956	(1,991)	1982/2008	09/21/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(91)	1996	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(599)	2002	12/14/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(278)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	—	684	5,832	6,516	(538)	1999/2001, 2012, 2013	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	—	952	2,578	3,530	(262)	2002	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(399)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	—	744	1,745	2,489	(160)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(262)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(464)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(1,090)	2006/2008, 2010	12/14/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	—	574	8,733	9,307	(752)	2010	12/18/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(398)	1996/2015	06/28/13	40
Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(970)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	—	217	9,906	10,123	(567)	1989/1991, 1994	02/14/14	40
Park Place	Fort Wayne, IN	100%	13,855	2,300	21,115	23,415	2,369	2,300	23,484	25,784	(1,062)	2011	04/30/14	40
Parkview In Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	45,767	47,957	(1,618)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	44,789	46,928	(1,666)	1986/2013, 2015	09/25/14	40
The Chateau	Mckinney, TX	100%	—	2,760	44,397	47,157	—	2,760	44,397	47,157	(1,591)	2006/2010	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	37,506	39,850	(1,303)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	30,909	35,901	(1,116)	1987/2006, 2015	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,428	27,423	(899)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	26,498	27,303	(962)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	20,510	21,835	(784)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	21,775	22,305	(799)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	19,368	21,364	(759)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	18,821	21,224	(690)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	19,545	20,625	(727)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,326	20,535	(662)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	18,778	20,255	(716)	2005/2006, 2007/2011	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	18,257	19,235	(679)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	17,523	18,675	(665)	1984/1988, 2013	09/25/14	40
Heritage Village	Mcallen, TX	100%	—	4,092	13,823	17,915	—	4,092	13,823	17,915	(544)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,029	14,596	(485)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,244	13,026	(444)	1999	09/25/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	10,873	11,667	(416)	1985	09/25/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(291)	1996/2015	09/29/14	40
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(177)	1988/2014	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,821	5,036	(174)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(233)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	35	1,283	8,459	9,742	(326)	1999	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	46	1,031	5,623	6,654	(246)	1997	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	1,688	9,098	10,786	55	1,688	9,153	10,841	(386)	2008	10/01/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	23,767	26,244	(864)	1986	10/07/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	1,139	561	6,004	6,565	(212)	1920/1997, 2015	10/14/14	40
New Haven AL	Schertz, TX	100%	—	1,174	6,298	7,472	—	1,174	6,298	7,472	(146)	2012	04/10/15	40
Cherry Park	Penticton, BC	100%	5,016	740	6,562	7,302	—	740	6,562	7,302	(115)	1990/1991, 2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	6,966	817	10,393	11,210	—	817	10,393	11,210	(171)	1990/2008	06/11/15	40
The Shores	Kamloops, BC	100%	5,232	658	7,776	8,434	—	658	7,776	8,434	(136)	1992/2014	06/11/15	40
Kensington Court	Windsor, ON	100%	—	1,318	16,334	17,652	—	1,318	16,334	17,652	(275)	1998	06/11/15	40
Masonville Manor	London, ON	100%	—	930	18,467	19,397	—	930	18,467	19,397	(305)	1998/2015	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,249	8,051	10,300	—	2,249	8,051	10,300	(148)	1990	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,766	21,451	23,217	—	1,766	21,451	23,217	(352)	2005/2015	06/11/15	40
Fairwoods Lodge	Sarnia, ON	100%	—	1,150	19,717	20,867	—	1,150	19,717	20,867	(324)	2000	06/11/15	40
Birmingham Lodge	Mount Forest, ON	100%	—	141	2,324	2,465	—	141	2,324	2,465	(58)	1974/1976/1980	06/11/15	40
Life's Journey of Mattoon	Mattoon, IL	100%	—	812	6,796	7,608	—	812	6,796	7,608	(76)	2006/2008	09/01/15	40
Life's Journey of Pana	Pana, IL	100%	—	154	2,098	2,252	—	154	2,098	2,252	(26)	1998/2012	09/01/15	40
Life's Journey of Taylorville	Taylorville, IL	100%	—	267	5,201	5,468	—	267	5,201	5,468	(58)	2012/2014	09/01/15	40
Life's Journey Estates	Mattoon, IL	100%	—	134	659	793	—	134	659	793	(9)	1997	09/01/15	40
Life's Journey of Paris	Paris, IL	100%	—	132	3,090	3,222	—	132	3,090	3,222	(31)	1998/2013	09/01/15	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	—	1,559	9,059	10,618	(70)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	—	1,428	16,138	17,566	(110)	1996/1997, 2011	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	—	527	14,659	15,186	(100)	1995/1997	09/17/15	40
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	—	1,074	19,421	20,495	(137)	1989/1995	09/17/15	40
Maison Senior Living	Calgary, AB	100%	—	3,787	20,348	24,135	—	3,787	20,348	24,135	(96)	2013	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	—	2013	11/16/15	40

			40,056	96,415	951,448	1,047,863	4,720	96,415	953,747	1,050,162	(45,800)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(1)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Acute Care Hospital
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(8,540)	2009	05/03/11	40
Forest Park - Frisco	Frisco, TX	100%	—	4,966	109,201	114,167	—	4,966	109,201	114,167	(8,587)	2012	10/22/13	40

			—	8,986	166,821	175,807	—	8,986	166,821	175,807	(17,127)

Multi-property Indebtedness			12,509	—	—	—	—	—	—	—	—

			177,850	221,894	2,082,707	2,304,601	6,909	221,894	2,055,264	2,277,158	(237,589)

Corporate Assets			—	—	136	136	163	—	299	299	(252)

			$177,850	$221,894	$2,082,843	$2,304,737	$7,072	$221,894	$2,055,563	$2,277,457	$(237,841)

(1)	Building and building improvements include land improvements and furniture and equipment.

(2)	Property serves as collateral for a mortgage loan totaling $12.5 million as of December 31, 2015.

(3)	The aggregate cost of real estate for federal income tax purposes was $2.3 billion.

SABRA HEALTH CARE REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Real estate:
Balance at the beginning of the period	$1,831,799	$1,066,496	$956,614
Acquisitions	482,125	792,510	120,229
Addition due to consolidation of variable interest entity	10,700	—	—
Improvements	3,689	1,471	764
Sale of real estate	(29,395)	(23,265)	—
Foreign currency translation	(16,944)	—	—
Write-off of fully depreciated assets	(4,517)	(5,413)	(11,111)

Balance at the end of the year	$2,277,457	$1,831,799	$1,066,496

Accumulated depreciation:
Balance at the beginning of the period	$(185,994)	$(151,078)	$(129,479)
Depreciation expense	(59,864)	(42,021)	(32,710)
Sale of real estate	3,384	1,692	—
Foreign currency translation	116	—	—
Write-off of fully depreciated assets	4,517	5,413	11,111

Balance at the end of the year	$(237,841)	$(185,994)	$(151,078)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgages:
Weston	9.0%	2016	(1)	$—	$16,079	$16,106	N/A
Sun City West	9.0	2018	(2)	—	13,394	13,425	$13,394
Forest Park - Dallas	8.0	2016	(2)	—	110,000	110,104	110,000
Ramsey	9.0	2018	(1)	—	13,361	13,375	N/A
Other Mortgage Loans	9.6	Various	Various	—	13,186	13,267	N/A

				—	166,020	166,277
Loan Loss Allowance				—	—	(2,550)

				—	166,020	163,727
Construction Mortgages:
Forest Park - Fort Worth	7.3	2016	(1) (4)	—	60,818	60,916	60,818
Richmond	10.0	2018	(5)	—	7,934	8,007	N/A
Williamsburg	10.0	2018	Various	—	6,266	6,278	N/A

				$—	$241,038	$238,928

(1) Interest and principal for the first 12 months is deferred and due at the maturity date. Interest after the first 12 months is due monthly.
(2) Interest is due monthly and principal is due at the maturity date.
(3) Interest and principal is due at the maturity date.
(4) The loan has a prepayment fee of 0.5% of the outstanding balance if prepaid before October 1, 2015.
(5) Interest and principal is for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Year Ended December 31,
	2015	2014	2013

Balance at the beginning of the period	$209,275	$162,870	$11,000
Additions during period:
Draws	8,713	51,217	—
New mortgage loans	20,411	4,500	151,173
Interest income added to principal	2,639	1,781	697

Deductions during period:
Paydowns	—	(11,093)	—

Balance at the end of the year	$241,038	$209,275	$162,870

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 22, 2016.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2016
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 22, 2016
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	February 22, 2016
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	February 22, 2016
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	February 22, 2016
Michael J. Foster

/S/ MILTON J. WALTERS	Director	February 22, 2016
Milton J. Walters