Form 10-Q
period 2016-03-31
Sabra Health Care REIT, Inc.
filed 2016-05-03
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2016, there were 65,273,218 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $242,630 and $237,841 as of March 31, 2016 and December 31, 2015, respectively	$1,923,773	$2,039,616
Loans receivable and other investments, net	297,508	300,177
Cash and cash equivalents	9,133	7,434
Restricted cash	8,773	9,813
Assets held for sale	75,450	—
Prepaid expenses, deferred financing costs and other assets, net	119,519	111,797
Total assets	$2,434,156	$2,468,837

Liabilities
Mortgage notes, net	$175,045	$174,846
Revolving credit facility	198,000	255,000
Term loans, net	338,629	264,229
Senior unsecured notes, net	686,336	685,704
Liabilities held for sale	340	—
Accounts payable and accrued liabilities	28,308	35,182
Total liabilities	1,426,658	1,414,961

Commitments and contingencies (Note 12)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,273,218 and 65,182,335 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	653	652
Additional paid-in capital	1,203,390	1,202,541
Cumulative distributions in excess of net income	(187,279)	(142,148)
Accumulated other comprehensive loss	(9,398)	(7,333)
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,007,424	1,053,770
Noncontrolling interests	74	106
Total equity	1,007,498	1,053,876
Total liabilities and equity	$2,434,156	$2,468,837
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$55,312	$49,505
Interest and other income	5,332	5,385
Resident fees and services	1,915	682

Total revenues	62,559	55,572

Expenses:
Depreciation and amortization	17,766	14,150
Interest	16,918	13,880
Operating expenses	1,412	498
General and administrative	4,714	6,361
Provision for doubtful accounts and loan losses	2,523	1,144
Impairment of real estate	29,811	—

Total expenses	73,144	36,033

Other expense:
Loss on extinguishment of debt	(556)	—
Other expense	—	(100)
Net loss on sale of real estate	(4,602)	—

Total other expense	(5,158)	(100)

Net (loss) income	(15,743)	19,439

Net loss attributable to noncontrolling interests	32	11

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(15,711)	19,450

Preferred stock dividends	(2,561)	(2,561)

Net (loss) income attributable to common stockholders	$(18,272)	$16,889

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.28)	$0.29

Diluted common share	$(0.28)	$0.28

Weighted-average number of common shares outstanding, basic	65,248,203	59,185,225

Weighted-average number of common shares outstanding, diluted	65,248,203	59,559,253

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net (loss) income	$(15,743)	$19,439
Other comprehensive income (loss):
Foreign currency translation	(573)	—
Unrealized loss on cash flow hedges	(1,492)	(1,545)

Total other comprehensive loss	(2,065)	(1,545)

Comprehensive (loss) income	(17,808)	17,894

Comprehensive loss attributable to noncontrolling interest	32	11

Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(17,776)	$17,905

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	19,450	—	19,450	(11)	19,439
Other comprehensive loss	—	—	—	—	—	—	(1,545)	(1,545)	—	(1,545)
Amortization of stock-based compensation	—	—	—	—	3,023	—	—	3,023	—	3,023
Common stock issuance, net	—	—	187,055	2	(4,811)	—	—	(4,809)	—	(4,809)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.39 per share)	—	—	—	—	—	(23,216)	—	(23,216)	—	(23,216)
Balance, March 31, 2015	5,750,000	$58	59,234,056	$592	$1,051,813	$(117,168)	$(3,087)	$932,208	$(54)	$932,154

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net loss	—	—	—	—	—	(15,711)	—	(15,711)	(32)	(15,743)
Other comprehensive loss	—	—	—	—	—	—	(2,065)	(2,065)	—	(2,065)
Amortization of stock-based compensation	—	—	—	—	1,938	—	—	1,938	—	1,938
Common stock issuance, net	—	—	90,883	1	(1,089)	—	—	(1,088)	—	(1,088)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.41 per share)	—	—	—	—	—	(26,859)	—	(26,859)	—	(26,859)
Balance, March 31, 2016	5,750,000	$58	65,273,218	$653	$1,203,390	$(187,279)	$(9,398)	$1,007,424	$74	$1,007,498

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(15,743)	$19,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,766	14,150
Non-cash interest income adjustments	222	113
Amortization of deferred financing costs	1,221	1,261
Stock-based compensation expense	1,818	2,918
Amortization of debt discount	27	25
Loss on extinguishment of debt	556	—
Straight-line rental income adjustments	(5,593)	(5,656)
Provision for doubtful accounts and loan losses	2,523	1,144
Change in fair value of contingent consideration	—	100
Net loss on sales of real estate	4,602	—
Impairment of real estate	29,811	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,900)	(3,206)
Accounts payable and accrued liabilities	(5,430)	(4,988)
Restricted cash	(1,154)	(599)

Net cash provided by operating activities	24,726	24,701
Cash flows from investing activities:
Origination and fundings of loans receivable	(5,850)	(7,303)
Origination and fundings of preferred equity investments	(984)	(311)
Additions to real estate	(474)	(675)
Repayment of loans receivable	8,874	2,052
Net proceeds from the sale of real estate	398	—

Net cash provided by (used in) investing activities	1,964	(6,237)
Cash flows from financing activities:
Net repayments of revolving credit facility	(57,000)	(42,000)
Proceeds from term loans	69,360	—
Principal payments on mortgage notes	(1,022)	(697)
Payments of deferred financing costs	(5,885)	(130)
Issuance of common stock	(1,274)	(7,587)
Dividends paid on common and preferred stock	(29,301)	(25,672)

Net cash used in financing activities	(25,122)	(76,086)

Net increase (decrease) in cash and cash equivalents	1,568	(57,622)
Effect of foreign currency translation on cash and cash equivalents	131	—
Cash and cash equivalents, beginning of period	7,434	61,793

Cash and cash equivalents, end of period	$9,133	$4,171
Supplemental disclosure of cash flow information:
Interest paid	$19,459	$16,761
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the "Separation Date"). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra's wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, acute care hospitals, investments in loans receivable and preferred equity investments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
GAAP requires the Company to identify entities for which control is achieved through voting rights or other means and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If the Company were determined to be the primary beneficiary of the VIE, the Company would consolidate investments in the VIE. The Company may change its original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.
As of March 31, 2016, the Company determined it was the primary beneficiary of two senior housing facilities and has consolidated the operations of the facilities in the accompanying condensed consolidated financial statements. As of March 31, 2016, the Company determined that operations of the facilities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2016, none of the Company's investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners' rights and their impact on the presumption of control of the limited partnership by any single partner. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. The Company also applies this guidance to managing member interests in limited liability companies.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated balance sheets and condensed consolidated statements of (loss) income. As of December 31, 2015, there was $17.3 million of deferred financing costs related to the Company's mortgage notes, term loans and senior unsecured notes that were previously reported within “prepaid expenses, deferred financing costs and other assets, net” that were reclassified in accordance with ASU 2015-03 to their respective debt liability financial statement line items on the Company’s condensed consolidated balance sheet.
Recently Issued Accounting Standards Update
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 supersedes guidance related to accounting for leases. ASU 2016-02 updates guidance around the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of ASU 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 does not fundamentally change lessor accounting, however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures (Topic 323) (“ASU 2016-07”).  ASU 2016-07 simplifies the accounting for equity method investments. ASU 2016-07 eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in ASU 2016-09 eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment (excluding properties classified as held for sale as of March 31, 2016) consisted of the following (dollars in thousands):
As of March 31, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	102	11,535	$1,043,771	$(180,184)	$863,587
Senior Housing	75	6,727	1,060,635	(53,205)	1,007,430
Acute Care Hospital	1	70	61,640	(9,002)	52,638
	178	18,332	2,166,046	(242,391)	1,923,655
Corporate Level			357	(239)	118
			$2,166,403	$(242,630)	$1,923,773
As of December 31, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,515	$1,051,189	$(174,662)	$876,527
Senior Housing	75	6,710	1,050,162	(45,800)	1,004,362
Acute Care Hospitals	2	124	175,807	(17,127)	158,680
	180	18,349	2,277,158	(237,589)	2,039,569
Corporate Level			299	(252)	47
			$2,277,457	$(237,841)	$2,039,616

	March 31, 2016	December 31, 2015
Building and improvements	$1,863,888	$1,954,129
Furniture and equipment	82,110	97,840
Land improvements	3,811	3,594
Land	216,594	221,894
	2,166,403	2,277,457
Accumulated depreciation	(242,630)	(237,841)
	$1,923,773	$2,039,616

Contingent Consideration Arrangements
In connection with four of its real estate acquisitions, the Company entered into contingent consideration arrangements. Under the contingent consideration arrangements, the Company may pay out additional amounts based on incremental value created through the improvement of operations of the acquired facility (a contingent consideration liability) or may be entitled to receive a portion of the original purchase price of the acquired facility if the facility does not meet certain performance hurdles (a contingent consideration asset). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The estimated value of the contingent consideration asset at the time of purchase was $0. The contingent consideration amounts would be determined based on portfolio performance and the tenant achieving certain performance hurdles during 2016 through 2018. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. As of March 31, 2016, based on the potential future performance of these facilities, the contingent consideration liabilities had an estimated value of $2.7 million and the contingent consideration asset had an estimated value of $0.3 million; these amounts are included in accounts payable and accrued liabilities and prepaid expenses, deferred financing costs and other assets, net, respectively, in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2016, the Company did not record any adjustments to its contingent consideration liabilities or asset.
Operating Leases
As of March 31, 2016, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from one to 17 years. As of March 31, 2016, the leases had a weighted-average remaining term of 10 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $1.4 million as of March 31, 2016 and $1.3 million as of December 31, 2015. As of March 31, 2016, the Company had a $3.5 million reserve for unpaid cash rents and a $5.5 million reserve associated with accumulated straight-line rental income. As of December 31, 2015, the Company had a $3.5 million reserve for unpaid cash rents and a $5.3 million reserve associated with accumulated straight-line rental income. As of March 31, 2016, the Company's three largest tenants, Genesis, Holiday and NMS Healthcare, represented 33.9%, 16.7% and 10.4%, respectively, of the Company's annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of March 31, 2016.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenants’ ability to pay their rent obligations to the Company) is the tenants’ lease coverage ratios. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the facility level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry's operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.

As of March 31, 2016, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

April 1, 2016 through December 31, 2016	$187,182
2017	207,388
2018	212,874
2019	219,026
2020	225,025
Thereafter	1,165,259
$2,216,754

4.	ASSETS HELD FOR SALE AND DISPOSITIONS
Asset Held for Sale
As of March 31, 2016, the Company determined that one acute care hospital met the criteria to be classified as held for sale. As a result of this determination, the Company adjusted the net book value of this investment to its fair value less costs to sell of $75.1 million, resulting in an impairment loss of $29.8 million.
Dispositions
During the three months ended March 31, 2016, the Company completed the sale of one skilled nursing facility for consideration of $0.4 million after selling expenses of $0.1 million. The carrying value of the assets and liabilities of this facility was $5.0 million, which resulted in a $4.6 million loss. The Company sold no facilities during the three months ended March 31, 2015.
During the three months ended March 31, 2016 and 2015, the Company recognized $(1.2) million (excluding the loss on sale and real estate impairment charge) and $1.0 million of net (loss) income, respectively, from these facilities. Neither the determination of the held for sale classification nor the sale of the facility above represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.

5.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2016 and December 31, 2015, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity	Facility Type	Principal Balance / Amount Funded as of March 31, 2016	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Dates
Loans Receivable:
Mortgage	8	Skilled Nursing / Senior Housing / Acute Care Hospital	$166,610	$166,795	$166,277	8.4%	8.2%	6/30/16- 4/30/18
Construction	4	Acute Care Hospital / Senior Housing	75,380	75,526	75,201	14.0%	13.9%	9/30/16 - 3/31/21
Mezzanine	1	Skilled Nursing / Senior Housing	9,640	9,672	15,613	11.0%	10.8%	08/31/17
Pre-development	3	Senior Housing	3,767	3,839	3,768	9.0%	7.7%	1/28/17 - 9/09/17
Debtor-in-possession	1	Acute Care Hospital	16,418	16,418	13,625	5.0%	5.0%	NA

	17		271,815	272,250	274,484	9.8%	9.7%

Loan loss reserve			—	(6,700)	(4,300)

			$271,815	$265,550	$270,184
Other Investments:
Preferred Equity	10	Skilled Nursing / Senior Housing	31,608	31,958	29,993	13.1%	13.1%	N/A

Total	27		$303,423	$297,508	$300,177	10.1%	10.1%

As of March 31, 2016, the Company considered two loan receivable investments with principal balances totaling $29.8 million to be impaired and recorded a $2.3 million provision for loan losses related to these loans during the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company recorded a $0.1 million provision for portfolio-based loan losses. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $4.8 million and $1.9 million, respectively, as of March 31, 2016. There was no specific loan loss reserve or portfolio-based loan loss reserve as of March 31, 2015. In addition, as of March 31, 2016 and December 31, 2015, two loan receivable investments totaling $123.5 million were on nonaccrual status and one loan receivable investment of $60.9 million was over 90 days past due but on accrual status.

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2016 (1)	Principal Balance as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at March 31, 2016 (2)	Maturity Date
Fixed Rate	$178,017	$177,850	4.01%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $3.0 million as of March 31, 2016 and December 31, 2015.
(2) Weighted average effective rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2016 (1)	December 31, 2015 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Principal balance does not include discount of $0.6 million as of March 31, 2016 and December 31, 2015 and also excludes deferred financing costs of $13.1 million and $13.7 million as of March 31, 2016 and December 31, 2015, respectively.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require us to comply with specified restrictive covenants. As of March 31, 2016, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
On January 14, 2016, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), entered into a third amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the a Prior Revolving Credit Facility and replaces the Prior Canadian Term Loan.

The Credit Facility includes a revolving credit facility (the “Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases the Company's U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions. In addition, the Canadian dollar term loan was re-designated as a net investment hedge (see Note 7, “Derivative and Hedging Instruments” for further information).

The Revolving Credit Facility has a maturity date of January 14, 2020, and includes two six-month extension options. The Term Loans have a maturity date of January 14, 2021.

As of March 31, 2016, there was $198.0 million outstanding under the Revolving Credit Facility and $302.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the "Base Rate"). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. As of March 31, 2016, the interest rate on the Revolving Credit Facility was 2.84%. In addition, the Operating Partnership pays an unused facility fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility. During the three months ended March 31, 2016, the Company incurred $1.5 million in interest expense on amounts outstanding under the Revolving Credit Facility and $0.2 million of unused facility fees.

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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2016, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $16.9 million and $13.9 million, respectively. Included in interest expense for the three months ended March 31, 2016 and 2015 was $1.2 million and $1.3 million, respectively, of deferred financing costs amortization. As of March 31, 2016 and December 31, 2015, the Company had $9.5 million and $13.3 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2016 (in thousands):

	Mortgage Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1, 2016 through December 31, 2016	$3,139	$—	$—	$—	$3,139
2017	4,310	—	—	—	4,310
2018	4,458	—	—	—	4,458
2019	4,612	—	—	—	4,612
2020	4,770	198,000	—	—	202,770
Thereafter	156,728	—	341,387	700,000	1,198,115
Total Principal Balance	178,017	198,000	341,387	700,000	1,417,404
Discount	—	—	—	(598)	(598)
Deferred financing costs	(2,972)	—	(2,758)	(13,066)	(18,796)
Total Debt, net	$175,045	$198,000	$338,629	$686,336	$1,398,010
(1) Revolving Credit Facility is subject to two six-month extension options.

7.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value in the Company’s functional currency, the U.S. dollar, of the Company’s investment in foreign operations, the cash receipts and payments related to these foreign operations and payments of interest and principal under Canadian dollar denominated debt. The Company enters into derivative financial instruments to protect the value of its foreign investments and fix a portion of the interest payments for certain debt obligations. The Company does not enter into derivatives for speculative purposes.
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The notional value of the Company's interest rate cap was $200.0 million as of both March 31, 2016 and December 31, 2015. The notional value of the Company's interest rate swap was CAD $90.0 million as of both March 31, 2016 and December 31, 2015 (U.S. $69.4 million and U.S. $64.9 million as of March 31, 2016 and December 31, 2015, respectively). Approximately $1.3 million of losses, which are included in accumulated other comprehensive loss, as of March 31, 2016, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments. The notional value of these contracts were CAD $56.3 million as of March 31, 2016 and December 31, 2015 (U.S. $43.4 million and U.S. $40.6 million as of March 31, 2016 and December 31, 2015, respectively). The Company also holds a CAD $125.0 million (U.S. $96.4 million as of March 31, 2016) term loan which was designated as a net investment hedge.

The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2016 and December 31, 2015 (in thousands):

			March 31, 2016	December 31, 2015	Maturity Dates
Type	Designation	Count	Fair Value			Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	1	$670	$1,695	2019	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	2,838	5,392	2025	Prepaid expenses, deferred financing costs and other assets, net
			$3,508	$7,087

Liabilities:
Interest rate swap	Cash Flow	1	$1,989	$1,468	2020	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	96,388	64,890	2020	Term loans, net
			$98,377	$66,358

The following presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of (loss) income and the condensed consolidated statements of equity for the three months ended March 31, 2016:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Income Statement Location
	Three Months Ended March 31,
	2016	2015	2016	2015

Cash Flow Hedges:
Interest Rate Products	$(1,540)	$(1,545)	$(173)	$—	Interest Expense
Net Investment Hedges:
Foreign Currency Products	(2,503)	—	—	—	N/A
CAD Term Loan	7,138	—	—	—	N/A

	$3,095	$(1,545)	$(173)	$—

During the three months ended March 31, 2016 and 2015, the Company recorded no hedge ineffectiveness in the condensed consolidated statements of (loss) income.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2016 and December 31, 2015:

As of March 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,508	$—	$3,508	$(1,430)	$—	$2,078
Offsetting Liabilities:
Derivatives	$1,989	$—	$1,989	$(1,430)	$—	$559

As of December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,087	$—	$7,087	$(1,468)	$—	$5,619
Offsetting Liabilities:
Derivatives	$1,468	$—	$1,468	$(1,468)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of March 31, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

8.FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.

Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and the Credit Facility are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:

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

Senior Notes: These instruments are presented in the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums (discounts) and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2 inputs.

Mortgage indebtedness: These instruments are presented in the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums (discounts) and not at fair value. The fair values of the Company’s mortgage notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3 inputs.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2016			December 31, 2015
	Carrying Amount (1)	Face Value (2)	Fair Value	Carrying Amount (1)	Face Value (2)	Fair Value
Financial assets:
Loans receivable	$272,250	$271,815	$279,112	$270,184	$273,811	$274,628
Preferred equity investments	31,958	31,608	33,719	29,993	29,643	30,838
Financial liabilities:
Senior Notes	686,336	700,000	697,250	685,704	700,000	718,500
Mortgage indebtedness	175,045	178,017	169,579	174,846	177,850	165,296

(1) Carrying amounts represent the book value of financial instruments and are net of unamortized premiums (discounts) and deferred financing costs.
(2) Face value represents amounts contractually due under the terms of the respective agreements.

The Company determined the fair value of financial instruments as of March 31, 2016 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$279,112	$—	$—	$279,112
Preferred equity investments	33,719	—	—	33,719
Financial liabilities:
Senior Notes	697,250	—	697,250	—
Mortgage indebtedness	169,579	—	—	169,579
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

During the three months ended March 31, 2016, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate cap	$670	$—	$670	$—
Cross currency swap	2,838	—	2,838	—
Contingent consideration asset	350	—	—	350
Financial liabilities:
Contingent consideration liability	2,700	—	—	2,700
Interest rate swap	1,989	—	1,989	—
The Company entered into contingent consideration arrangements as a result of four acquisitions of real estate (see Note 3, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration arrangements, the Company used significant inputs not observable in the market to estimate the contingent consideration. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios.  As of each of March 31, 2016 and December 31, 2015, the total contingent consideration liability was valued at $2.7 million and the contingent consideration asset was valued at $0.4 million.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At March 31, 2016, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2016:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2016	February 16, 2016	$0.41	February 29, 2016
During the three months ended March 31, 2016, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2015 Bonus Plan pursuant to an election by certain participants to receive their bonus in the form of an equity award.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the three months ended March 31, 2016, pursuant to advance elections made by certain participants, the Company incurred $1.1 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency translation	$(2,006)	$(1,433)
Unrealized losses on cash flow hedges	(7,392)	(5,900)

Total accumulated other comprehensive loss	$(9,398)	$(7,333)

10.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator
Net (loss) income attributable to common stockholders	$(18,272)	$16,889

Denominator
Basic weighted average common shares and common equivalents	65,248,203	59,185,225
Dilutive restricted stock units	—	374,028

Diluted weighted average common shares	65,248,203	59,559,253

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.28)	$0.29

Diluted common share	$(0.28)	$0.28
Certain restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest. Accordingly, the Company uses the two-class method when computing basic and diluted earnings per share. During the three months ended March 31, 2016 and 2015, approximately 54,000 and 300 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$119	$—	$1,701,093	$222,561	$—	$1,923,773
Loans receivable and other investments, net	—	—	299,675	—	(2,167)	297,508
Cash and cash equivalents	3,789	—	1,726	3,618	—	9,133
Restricted cash	—	—	128	8,645	—	8,773
Assets held for sale	—	—	75,450	—	—	75,450
Prepaid expenses, deferred financing costs and other assets, net	2,568	12,940	96,733	10,549	(3,271)	119,519
Intercompany	449,851	890,493	—	—	(1,340,344)	—
Investment in subsidiaries	561,125	796,160	56,849	—	(1,414,134)	—
Total assets	$1,017,452	$1,699,593	$2,231,654	$245,373	$(2,759,916)	$2,434,156

Liabilities
Mortgage notes, net	$—	$—	$—	$175,045	$—	$175,045
Revolving credit facility	—	198,000	—	—	—	198,000
Term loans, net	—	243,372	95,257	—	—	338,629
Senior unsecured notes, net	—	686,336	—	—	—	686,336
Liabilities held for sale	—	—	340	—	—	340
Accounts payable and accrued liabilities	10,028	10,760	8,597	1,194	(2,271)	28,308
Intercompany	—	—	1,323,532	16,812	(1,340,344)	—
Total liabilities	10,028	1,138,468	1,427,726	193,051	(1,342,615)	1,426,658

Total Sabra Health Care REIT, Inc. stockholders' equity	1,007,424	561,125	803,928	52,248	(1,417,301)	1,007,424
Noncontrolling interests	—	—	—	74	—	74
Total equity	1,007,424	561,125	803,928	52,322	(1,417,301)	1,007,498
Total liabilities and equity	$1,017,452	$1,699,593	$2,231,654	$245,373	$(2,759,916)	$2,434,156

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$48	$—	$1,816,813	$222,755	$—	$2,039,616
Loans receivable and other investments, net	—	—	302,282	—	(2,105)	300,177
Cash and cash equivalents	2,548	—	1,008	3,878	—	7,434
Restricted cash	—	—	1,618	8,195	—	9,813
Prepaid expenses, deferred financing costs and other assets, net	2,047	13,384	89,590	9,522	(2,746)	111,797
Intercompany	489,763	918,209	—	—	(1,407,972)	—
Investment in subsidiaries	568,841	792,065	55,439	—	(1,416,345)	—
Total assets	$1,063,247	$1,723,658	$2,266,750	$244,350	$(2,829,168)	$2,468,837

Liabilities
Mortgage notes, net	$—	$—	$—	$174,846	$—	$174,846
Revolving credit facility	—	255,000	—	—	—	255,000
Term loans, net	—	200,000	64,229	—	—	264,229
Senior unsecured notes, net	—	685,704	—	—	—	685,704
Accounts payable and accrued liabilities	9,477	14,113	11,254	2,084	(1,746)	35,182
Intercompany	—	—	1,391,115	16,857	(1,407,972)	—
Total liabilities	9,477	1,154,817	1,466,598	193,787	(1,409,718)	1,414,961

Total Sabra Health Care REIT, Inc. stockholders' equity	1,053,770	568,841	800,152	50,457	(1,419,450)	1,053,770
Noncontrolling interests	—	—	—	106	—	106
Total equity	1,053,770	568,841	800,152	50,563	(1,419,450)	1,053,876
Total liabilities and equity	$1,063,247	$1,723,658	$2,266,750	$244,350	$(2,829,168)	$2,468,837

CONDENSED CONSOLIDATING STATEMENT OF LOSS
For the Three Months Ended March 31, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$48,858	$6,690	$(236)	$55,312
Interest and other income	—	119	5,410	(15)	(182)	5,332
Resident fees and services	—	—	1,344	571	—	1,915
Total revenues	—	119	55,612	7,246	(418)	62,559
Expenses:
Depreciation and amortization	183	—	15,509	2,074	—	17,766
Interest	—	14,302	869	1,866	(119)	16,918
Operating expenses	—	—	967	681	(236)	1,412
General and administrative	4,473	10	169	62	—	4,714
Provision for doubtful accounts and loan losses	233	—	2,290	—	—	2,523
Impairment of real estate	—	—	29,811	—	—	29,811
Total expenses	4,889	14,312	49,615	4,683	(355)	73,144

Other income (expense):
Loss on extinguishment of debt	—	(468)	(88)	—	—	(556)
Other income (loss)	—	500	(450)	(50)	—	—
Net loss on sales of real estate	—	—	(4,602)	—	—	(4,602)

Total other income (expense)	—	32	(5,140)	(50)	—	(5,158)

Income in subsidiary	(10,759)	3,402	—	—	7,357	—

Net (loss) income	(15,648)	(10,759)	857	2,513	7,294	(15,743)

Net loss attributable to noncontrolling interests	—	—	—	32	—	32

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(15,648)	(10,759)	857	2,545	7,294	(15,711)

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net (loss) income attributable to common stockholders	$(18,209)	$(10,759)	$857	$2,545	$7,294	$(18,272)

Net loss attributable to common stockholders, per:
Basic common share						$(0.28)
Diluted common share						$(0.28)
Weighted-average number of common shares outstanding, basic						65,248,203
Weighted-average number of common shares outstanding, diluted						65,248,203

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$44,601	$4,904	$—	$49,505
Interest and other income	1	—	5,384	—	—	5,385
Resident fees and services	—	—	—	682	—	682
Total revenues	1	—	49,985	5,586	—	55,572
Expenses:
Depreciation and amortization	13	—	12,702	1,435	—	14,150
Interest	—	12,550	—	1,330	—	13,880
Operating expenses	—	—	—	498	—	498
General and administrative	5,902	—	415	44	—	6,361
Provision for doubtful accounts	(464)	—	1,608	—	—	1,144
Total expenses	5,451	12,550	14,725	3,307	—	36,033

Other income (expense):
Other (expense) income	—	—	(100)	—	—	(100)

Total other income (expense)	—	—	(100)	—	—	(100)

Income in subsidiary	24,900	37,450	1,395	—	(63,745)	—

Net income	19,450	24,900	36,555	2,279	(63,745)	19,439

Net loss attributable to noncontrolling interests	—	—	—	11	—	11

Net income attributable to Sabra Health Care REIT, Inc.	19,450	24,900	36,555	2,290	(63,745)	19,450

Preferred dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$16,889	$24,900	$36,555	$2,290	$(63,745)	$16,889

Net loss attributable to common stockholders, per:
Basic common share						$0.29
Diluted common share						$0.28
Weighted-average number of common shares outstanding, basic						59,185,225
Weighted-average number of common shares outstanding, diluted						59,559,253

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net (loss) income	$(15,648)	$(10,759)	$857	$2,513	$7,294	$(15,743)
Other comprehensive (loss) income:
Foreign currency translation	—	(2,643)	1,632	438	—	(573)
Unrealized loss on cash flow hedge	—	(1,492)	—	—	—	(1,492)

Total other comprehensive (loss) income	—	(4,135)	1,632	438	—	(2,065)

Comprehensive (loss) income	(15,648)	(14,894)	2,489	2,951	7,294	(17,808)

Comprehensive loss attributable to noncontrolling interest	—	—	—	32	—	32

Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(15,648)	$(14,894)	$2,489	$2,983	$7,294	$(17,776)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	19,450	24,900	36,555	2,279	(63,745)	19,439
Other comprehensive loss:
Unrealized loss on cash flow hedge	—	(1,545)	—	—	—	(1,545)

Total other comprehensive loss	—	(1,545)	—	—	—	(1,545)

Comprehensive income	19,450	23,355	36,555	2,279	(63,745)	17,894

Comprehensive loss attributable to noncontrolling interest	—	—	—	11	—	11

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$19,450	$23,355	$36,555	$2,290	$(63,745)	$17,905

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(in thousands) (unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$21,718	$—	$439	$2,569	$—	$24,726
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	(5,850)	—	—	(5,850)
Origination and fundings of preferred equity investments	—	—	(984)	—	—	(984)
Additions to real estate	(74)	—	(400)	—	—	(474)
Repayment of loans receivable	—	—	8,874	—	—	8,874
Investment in subsidiary	(200)	(200)	—	—	400	—
Net proceeds from the sale of real estate	—	—	398	—	—	398
Distribution from subsidiary	2,025	2,025	—	—	(4,050)	—
Intercompany financing	8,347	25,621	—	—	(33,968)	—
Net cash provided by investing activities	10,098	27,446	2,038	—	(37,618)	1,964
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(57,000)	—	—	—	(57,000)
Proceeds from term loan	—	45,000	24,360	—	—	69,360
Principal payments on mortgage notes	—	—	—	(1,022)	—	(1,022)
Payments of deferred financing costs	—	(5,274)	(611)	—	—	(5,885)
Issuance of common stock	(1,274)	—	—	—	—	(1,274)
Dividends paid on common and preferred stock	(29,301)	—	—	—	—	(29,301)
Contribution from parent	—	200	—	200	(400)	—
Distribution to parent	—	(2,025)	—	(2,025)	4,050	—
Intercompany financing	—	(8,347)	(25,621)	—	33,968	—
Net cash used by financing activities	(30,575)	(27,446)	(1,872)	(2,847)	37,618	(25,122)
Net increase (decrease) in cash and cash equivalents	1,241	—	605	(278)	—	1,568
Effect of foreign currency translation on cash and cash equivalents	—	—	113	18	—	131
Cash and cash equivalents, beginning of period	2,548	—	1,008	3,878	—	7,434
Cash and cash equivalents, end of period	$3,789	$—	$1,726	$3,618	$—	$9,133

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$23,502	$—	$—	$1,199	$—	$24,701
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	(7,303)	—	—	(7,303)
Origination and funding of preferred equity investments	—	—	(311)	—	—	(311)
Additions to real estate	(3)	—	(501)	(171)	—	(675)
Repayment of note receivable	—	—	2,052	—	—	2,052
Investment in subsidiaries	(414)	(414)		—	828	—
Distribution from subsidiaries	1,355	1,355	—	—	(2,710)	—
Intercompany financing	(48,175)	(6,063)	—	—	54,238	—
Net cash used in investing activities	(47,237)	(5,122)	(6,063)	(171)	52,356	(6,237)
Cash flows from financing activities:
Net repayments from prior revolving credit facility	—	(42,000)	—	—	—	(42,000)
Principal payments on mortgage notes	—	—	—	(697)	—	(697)
Payments of deferred financing costs	—	(112)	—	(18)	—	(130)
Issuance of common stock	(7,587)	—	—	—	—	(7,587)
Dividends paid	(25,672)	—	—	—	—	(25,672)
Contribution from parent	—	414	—	414	(828)	—
Distribution to parent	—	(1,355)	—	(1,355)	2,710	—
Intercompany financing	—	48,175	6,063	—	(54,238)	—
Net cash (used in) provided by financing activities	(33,259)	5,122	6,063	(1,656)	(52,356)	(76,086)
Net decrease in cash and cash equivalents	(56,994)	—	—	(628)	—	(57,622)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$1,805	$—	$—	$2,366	$—	$4,171

12.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2016, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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
Dividend Declaration
On May 2, 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on May 31, 2016 to common stockholders of record as of the close of business on May 16, 2016.
On May 2, 2016, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 31, 2016 to preferred stockholders of record as of the close of business on May 16, 2016.
Sale of Forest Park - Frisco
On April 1, 2016, the Company, along with the Forest Park Medical Center at Frisco, LLC (“Frisco Operator”) completed the sale of the Forest Park Medical Center - Frisco hospital (“Frisco Hospital”) to Columbia Medical Center of Plano Subsidiary, L.P., a subsidiary of HCA Holdings, Inc. for a total cash purchase price of $96.3 million, less the assumption of certain capital lease obligations of approximately $7.3 million. The Company received net cash proceeds of $86.6 million and expects to receive an additional $3.5 million from the collection of outstanding accounts receivable and cash held by the Frisco Hospital. Accordingly, during the three months ended March 31, 2016, the Company recognized a $29.8 million impairment charge on its investment in the Frisco Hospital and increased its loan loss reserve by $3.1 million based on what it expects to collect in connection with the Frisco Operator's debtor-in-possession loan from Sabra. These amounts are before consideration of the approximately $21.3 million in guarantees from the owners of the Frisco Operator.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2015 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
In general, we originate loans and make preferred equity investments when an attractive investment opportunity is presented and either (a) the property is in or near the development phase or (b) the development of the property is completed but the operations of the facility are not yet stabilized. A key component of our strategy related to loan originations and preferred equity investments is our having the option to purchase the underlying real estate that is owned by our borrowers (and that directly or indirectly secures our loan investments) or by the joint venture in which we have an investment. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the method to determine the purchase price upon exercise of the option is set in advance based on the same valuation methods we use to value our investments in healthcare real estate. This strategy allows us to diversify our revenue streams and build relationships with operators and developers, and provides us with the option to add new properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
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

Dispositions
During the three months ended March 31, 2016, we completed the sale of one skilled nursing facility for aggregate consideration of $0.4 million. The carrying values of the facility was $5.0 million, which resulted in a net loss of $4.6 million, after selling expenses.

Credit Facility

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

The U.S. dollar term loan bears interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.75% to 2.35% per annum for LIBOR based borrowings and 0.75% to 1.35% per annum for borrowings at the Base Rate. The Canadian dollar term loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offer Rate (“CDOR”) plus1.75% to 2.35% depending on the Consolidated Leverage Ratio. See "—Liquidity and Capital Resources" for further information.
Forest Park Investments Update
Forest Park-Frisco (“Frisco”)
On April 1, 2016, we, along with the Forest Park Medical Center at Frisco, LLC (“Frisco Operator”) completed the sale of the Forest Park Medical Center - Frisco hospital (“Frisco Hospital”) to Columbia Medical Center of Plano Subsidiary, L.P., a subsidiary of HCA Holdings, Inc. for a total cash purchase price of $96.3 million, less the assumption of certain capital lease obligations of approximately $7.3 million. We received net cash proceeds of $86.6 million and expect to receive an additional $3.5 million from the collection of outstanding accounts receivable and cash held by the Frisco Hospital. Accordingly, during the three months ended March 31, 2016, we recognized a $29.8 million impairment charge on our investment in the Frisco Hospital and increased our loan loss reserve by $3.1 million based on what we expect to collect in connection with the Frisco Operator's debtor-in-possession loan from Sabra. These amounts are before consideration of the approximately $21.3 million in guarantees from the owners of the Frisco Operator.

Forest Park - Fort Worth ("Fort Worth")
On April 20, 2016, the borrower under our Fort Worth construction loan and Texas Health Resources (“THR”) executed a purchase and sale agreement whereby, subject to bankruptcy court approval and customary closing conditions, THR will purchase the hospital and medical office real estate that serve as collateral for our construction loan for $112.0 million. The bankruptcy court approved this THR bid as the stalking horse bid in the auction process. Other bids for the auction are due by May 10, 2016 and if additional bids are received, an auction will be held on May 12, 2016. A hearing is scheduled for May 19, 2016 to approve the sale to the successful bidder. As of March 31, 2016, the outstanding principal balance on the Fort Worth construction loan was $60.8 million, and $8.1 million of accrued and unpaid interest and fees remained outstanding. We expect to fully realize all amounts owing to us upon closing of the sale and expect to use the proceeds we receive to make additional payments on our Revolving Credit Facility.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2015 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2016.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2016, our investment portfolio included 178 real estate properties held for investment, one asset held for sale, 17 investments in loans receivable and 10 preferred equity investments. As of March 31, 2015, our investment portfolio included 160 real estate properties held for investment, 14 investments in loans receivable and six preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2016 and 2015 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three months ended March 31, 2016 and 2015 are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended March 31, 2016 versus the three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2016	2015
Revenues:
Rental income	$55,312	$49,505	$5,807	12%	$9,450	$(3,643)
Interest and other income	5,332	5,385	(53)	(1)%	717	(770)
Resident fees and services	1,915	682	1,233	181%	1,232	1
Expenses:
Depreciation and amortization	17,766	14,150	3,616	26%	3,253	363
Interest	16,918	13,880	3,038	22%	—	3,038
Operating expenses	1,412	498	914	184%	914	—
General and administrative	4,714	6,361	(1,647)	(26)%	(221)	(1,426)
Provision for doubtful accounts and loan losses	2,523	1,144	1,379	121%	—	1,379
Impairment of real estate	29,811	—	29,811	100%	—	29,811
Other (expense) income:
Loss on extinguishment of debt	(556)	—	(556)	100%	—	(556)
Other expense	—	(100)	100	(100)%	—	100
Net loss on sale of real estate	(4,602)	—	(4,602)	100%	—	(4,602)
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of investments/dispositions made after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 that is not a direct result of investments/dispositions made after January 1, 2015.
Rental Income
During the three months ended March 31, 2016, we recognized $55.3 million of rental income compared to $49.5 million for the three months ended March 31, 2015. The $5.8 million increase in rental income is primarily due to an increase of $10.1 million from properties acquired after January 1, 2015, offset by a decrease of $0.7 million from properties disposed of after January 1, 2015. The increase is further offset by a $3.6 million decrease in rental income primarily related to our decision to stop recognizing revenues related to Forest Park - Frisco during the three months ended March 31, 2016. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the three months ended March 31, 2016 and 2015.
Interest and Other Income
During the three months ended March 31, 2016, we recognized $5.3 million of interest and other income compared to $5.4 million for the three months ended March 31, 2015. Interest and other income during the three months ended March 31, 2016 primarily consisted of income earned on our 17 loans receivable investments and preferred dividends on 10 preferred equity investments. Our loans receivable investments and preferred equity investments had a combined book value of $297.5 million as of March 31, 2016.  Interest and other income during the three months ended March 31, 2015 primarily consisted of income earned on our 14 loans receivable investments and preferred dividends on our six preferred equity investments. These investments had a combined book value of $258.3 million as of March 31, 2015. During the three months ended March 31, 2016, we recognized $2.7 million of interest income (at the default rate) and late fees related to our investment in the Forest Park - Fort Worth construction loan and no interest income related to our investment in the Forest Park - Dallas mortgage loan. During the three months ended March 31, 2015, we recognized $1.1 million of interest income related to our investment in the Forest Park - Fort Worth construction loan and $2.2 million of interest income related to our investment in the Forest Park - Dallas mortgage loan.
Resident Fees and Services

During the three months ended March 31, 2016, we recognized $1.9 million of resident fees and services compared to $0.7 million for the three months ended March 31, 2015. The increase of $1.2 million is due to the investment in one additional RIDEA-compliant investment in November 2015.
Depreciation and Amortization
During the three months ended March 31, 2016, we incurred $17.8 million of depreciation and amortization expense compared to $14.2 million for the three months ended March 31, 2015. The $3.6 million net increase in depreciation and amortization was primarily due to an increase of $3.4 million from properties acquired after January 1, 2015, partially offset by a decrease of $0.2 million from properties disposed of after January 1, 2015.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2016, we incurred $16.9 million of interest expense compared to $13.9 million for the three months ended March 31, 2015. The $3.0 million net increase is primarily related to (i) a $0.6 million increase in interest expense related to the U.S. term loan, (ii) a $0.9 million increase in interest expense related to the Canadian term loan, (iii) a $1.0 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility during the three months ended March 31, 2016 and (iv) a $0.5 million increase interest expense primarily due to the increased balance outstanding on mortgage note borrowings. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and the Term Loans (defined below).

Operating Expenses

During the three months ended March 31, 2016, we recognized $1.4 million of operating expenses compared to $0.5 million for the three months ended March 31, 2015. The increase of $0.9 million is due to the investment in one additional RIDEA-compliant investment in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the three months ended March 31, 2016, general and administrative expenses were $4.7 million compared to $6.4 million during the three months ended March 31, 2015. The $1.6 million decrease is primarily related to (i) a $0.3 million decrease of non-RIDEA facility operating expenses associated with transitioning two assets to new operators, (ii) a $0.2 million decrease in acquisition pursuit costs from $0.3 million during the three months ended March 31, 2015 to $0.1 million during the three months ended March 31, 2016, which was primarily related to a decrease in our acquisition activity during the three months ended March 31, 2016 and (iii) a $1.1 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $2.9 million during the three months ended March 31, 2015 to $1.8 million during the three months ended March 31, 2016, is primarily due to the change in performance-based vesting assumptions on management's equity compensation and the change in our stock price during the three months ended March 31, 2016 (a decrease of $0.14 per share) compared to the three months ended March 31, 2015 (an increase of $2.78 per share) associated with annual stock bonuses. We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the three months ended March 31, 2016, we recognized $2.5 million in provision for doubtful accounts. Of the $2.5 million provision, $0.1 million is due to an increase in general reserves on straight-line rental income and $2.4 million related to an increase in loan loss reserves. During the three months ended March 31, 2015, we recognized $1.1 million of provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant.
Loss on Extinguishment of Debt
During the three months ended March 31, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below). We did not recognize any loss on extinguishment of debt during the three months ended March 31, 2015.
Other Expense
During the three months ended March 31, 2016, no adjustment to the fair value of our contingent consideration liability or asset was recorded. During the three months ended March 31, 2015, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties.
Net Loss on Sales of Real Estate
During the three months ended March 31, 2016, we recognized a loss on the sale of real estate of $4.6 million related to the disposition of one skilled nursing facility as discussed in Note 4, “Assets Held for Sale and Dispositions” for additional information.
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
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2016 and 2015, to net (loss) income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to common stockholders	$(18,272)	$16,889
Depreciation and amortization of real estate assets	17,766	14,150
Net loss on sale of real estate	4,602	—
Impairment of real estate	29,811	—

FFO attributable to common stockholders	33,907	31,039

Acquisition pursuit costs	89	310
Stock-based compensation expense	1,818	2,918
Straight-line rental income adjustments	(5,593)	(5,656)
Amortization of deferred financing costs	1,221	1,261
Non-cash portion of loss on extinguishment of debt	556	—
Change in fair value of contingent consideration	—	100
Provision for doubtful straight-line rental income and loan losses	2,523	421
Other non-cash adjustments	249	138

AFFO attributable to common stockholders	$34,770	$30,531

FFO attributable to common stockholders per diluted common share	$0.52	$0.52

AFFO attributable to common stockholders per diluted common share	$0.53	$0.51

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,414,703	59,559,253

AFFO attributable to common stockholders	65,825,187	59,893,055

Set forth below is additional information related to certain other items included in net (loss) income attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the three months ended March 31, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below). This entire amount is included in FFO for the three months ended March 31, 2016.

•
During the three months ended March 31, 2016, we recognized $2.5 million in provision for doubtful accounts. Of the $2.5 million provision, $0.1 million is due to an increase in general reserves on straight-line rental income and $2.4 million related to an increase in loan loss reserves. This entire amount is included in FFO for the three months ended March 31, 2016.

•
During the three months ended March 31, 2015, we recognized $1.1 million of provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant. This entire amount is included in FFO for the three months ended March 31, 2015 and $1.0 million is included in AFFO for the three months ended March 31, 2015.

•
During the three months ended March 31, 2015, we recognized $0.1 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of a real estate property. This entire amount is included in FFO for the three months ended March 31, 2015.

•
During the three months ended March 31, 2015, we recognized $0.3 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the three months ended March 31, 2015.

Liquidity and Capital Resources
As of March 31, 2016, we had approximately $311.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $9.0 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $302.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from $745.0 million plus CAD $125.0 million), subject to terms and conditions.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $24.7 million for the three months ended March 31, 2016. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses, including acquisition pursuit costs. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the three months ended March 31, 2016, net cash provided by investing activities was $2.0 million and consisted of $8.9 million in repayments of loans receivable and $0.4 million in sales proceeds related to the disposition of one skilled nursing/transitional care facility, partially offset by $5.9 million used to provide additional funding for existing loans receivable, $1.0 million used to fund existing preferred equity investments and $0.5 million used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the three months ended March 31, 2016, net cash used in financing activities was $25.1 million and included $69.4 million in proceeds from the Term Loans (defined below). The proceeds were partially offset by $1.3 million of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, $29.3 million of dividends paid to stockholders, $1.0 million of principal repayments of mortgage notes payable and $5.9 million of payments for deferred financing costs primarily associated with the amended Credit Facility. In addition, during the three months ended March 31, 2016, we repaid a net amount of $57.0 million on our Revolving Credit Facility.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes, the 2023 Notes and the 2018 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2016, we were in compliance with all applicable covenants under the Senior Notes Indentures.

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
On January 14, 2016, the Borrowers entered into a third amended and restated Credit Facility. The Credit Facility amends and restates the Prior Revolving Credit Facility and replaces the Prior Canadian Term Loan.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of March 31, 2016, we were in compliance with all applicable covenants under the Credit Facility.
Mortgage Indebtedness
Of our 178 properties held for investment, 21 are subject to mortgage indebtedness to third parties that, as of March 31, 2016, totaled approximately $178.0 million. As of March 31, 2016 and December 31, 2015, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2016 (1)	Principal Balance as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at March 31, 2016 (2)	Maturity Date
Fixed Rate	$178,017	$177,850	4.01%	December 2021 - August 2051
(1) Principal balance does not include deferred financing costs of $3.0 million as of March 31, 2016 and December 31, 2015.
(2) Weighted average effective rate includes private mortgage insurance.

Capital Expenditures
There were $0.5 million and $0.7 million of capital expenditures for the three months ended March 31, 2016 and 2015, respectively. The capital expenditures for the three months ended March 31, 2016 and March 31, 2015 include $0.1 million and $3,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $4.0 million, and that such expenditures will principally be for improvements to our facilities, which result in incremental rental income, and corporate capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings under our Revolving Credit Facility.
Dividends
We paid dividends of $29.3 million on our common and preferred stock during the three months ended March 31, 2016. On May 2, 2016, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on May 31, 2016 to common stockholders of record as of May 16, 2016. Also on May 2, 2016, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 31, 2016 to preferred stockholders of record as of the close of business on May 16, 2016.

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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 178 real estate properties held for investment as of March 31, 2016 is diversified by location across the United States and Canada.
As of March 31, 2016, our three largest tenants, Genesis, Holiday and NMS Healthcare, represented 33.9%, 16.7% and 10.4%, respectively, of our annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of March 31, 2016. The obligations under all three master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of March 31, 2016, 59.2% of our annualized revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
On April 21, 2016, CMS released projections for fiscal year 2017 Medicare rates for skilled nursing facilities of a net increase of 2.1% over fiscal year 2016 payments (comprised of a market basket increase of 2.6% less the productivity adjustment of 0.5%).

On November 16, 2015, CMS finalized the Comprehensive Care for Joint Replacement (“CJR”) model, which began April 1, 2016, which will hold hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements and/or other major leg procedures from surgery through recovery. Through this payment model, hospitals in 67 geographic areas will receive additional payments if quality and spending performance are strong or, if not, potentially have to repay Medicare for a portion of the spending for care surrounding a lower extremity joint replacement (LEJR) procedure. As a result, Medicare revenues derived at skilled nursing facilities related to lower extremity joint replacement hospital discharges could be positively or negatively impacted in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, term loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of March 31, 2016 (in thousands):

		April 1 Through		Year Ending December 31,
	Total	December 31, 2016	2017	2018	2019	2020	After 2020
Mortgage indebtedness (1)	$275,655	$7,870	$10,493	$10,493	$10,493	$10,493	$225,813
Revolving Credit Facility (2)(3)	223,079	4,983	6,614	6,614	6,614	198,254	—
Term loans	392,095	7,968	10,576	10,576	10,576	10,606	341,793
Senior Notes (4)	918,125	24,500	38,250	38,250	38,250	38,250	740,625
Contingent consideration	2,700	—	2,700		—	—	—
Operating lease	1,405	138	191	200	209	667	—
Total	$1,813,059	$45,459	$68,824	$66,133	$66,142	$258,270	$1,308,231

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $97.6 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Revolving Credit Facility is subject to two six-month extension options.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $218.1 million.
In addition to the above, as of March 31, 2016, we have committed to provide up to $11.1 million of future funding related to two preferred equity investments and one investment in loans receivable. The investment in loans receivable has a maturity date in March 2021.
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
Interest rate risk. As of March 31, 2016, our indebtedness included $700.0 million aggregate principal amount of Senior Notes outstanding, $178.0 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $341.4 million in term loans and $198.0 million outstanding under the Revolving Credit Facility. As of March 31, 2016, we had $539.4 million of outstanding variable rate indebtedness. In addition, as of March 31, 2016, we had $302.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate cap or swap agreements. As of March 31, 2016, we had two interest rate derivative instruments: a 2.0% interest rate cap on $200.0 million of LIBOR–based borrowings and an interest rate swap that fixes the CDOR portion of the interest rate for CAD $90.0 million of CDOR-based borrowings at 1.59%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap and cap derivative instruments and assuming no other changes in the outstanding balance as of March 31, 2016, interest expense would increase by $4.4 million for the twelve months following March 31, 2016. As of March 31, 2016, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following March 31, 2016, interest expense on our variable rate debt would decrease by $1.9 million.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $148.7 million and cross currency swap instruments. Based on our operating results for the three months ended March 31, 2016, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2016, our cash flows would have decreased or increased, as applicable, by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2015 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Ex.	Description

2.1
Purchase Agreement, dated September 25, 2014, between Sabra Health Care REIT, Inc. and certain affiliates of Holiday Acquisition Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).†

2.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 22, 2015, between Van Buren Street LLC, Randolph Road, LLC and St. Thomas More, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 24, 2015).†

2.3
Purchase Agreement, dated June 26, 2015, between Sabra Hagerstown, LLC and Marsh Pike, LLC (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K/A filed by Sabra Health Care REIT, Inc. on February 26, 2016).†

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

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

10.1
Third Amended and Restated Credit Agreement, dated January 14, 2016, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as REIT Guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Citizens Bank, National Association and Credit Agricole Corporate and Investment Bank, as Co-Syndication Agents; BMO Harris Bank, N.A., Barclays Bank, PLC, Compass Bank, Citibank, N.A., J.P. Morgan Chase Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith, as Joint Lead Arranger and Sole Book Runner; and Citizens Bank, National Association and Credit Agricole Corporate and Investment Bank, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 19, 2016).

10.2*
Form of Amended and Restated Guaranty of Lease, dated March 10, 2016, by Genesis Healthcare, Inc. and FC-Gen Operations Investment, LLC in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Lease Agreements, dated December 1, 2012, as amended.

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

SABRA HEALTH CARE REIT, INC.

Date: May 3, 2016	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)