Form 10-Q
period 2016-06-30
Sabra Health Care REIT, Inc.
filed 2016-08-01
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 65,288,316 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $258,277 and $237,841 as of June 30, 2016 and December 31, 2015, respectively	$1,908,667	$2,039,616
Loans receivable and other investments, net	120,300	300,177
Cash and cash equivalents	103,868	7,434
Restricted cash	8,979	9,813
Prepaid expenses, deferred financing costs and other assets, net	111,532	111,797
Total assets	$2,253,346	$2,468,837

Liabilities
Mortgage notes, net	$174,053	$174,846
Revolving credit facility	—	255,000
Term loans, net	338,860	264,229
Senior unsecured notes, net	686,968	685,704
Accounts payable and accrued liabilities	36,553	35,182
Total liabilities	1,236,434	1,414,961

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,288,316 and 65,182,335 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	653	652
Additional paid-in capital	1,205,419	1,202,541
Cumulative distributions in excess of net income	(180,003)	(142,148)
Accumulated other comprehensive loss	(9,280)	(7,333)
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,016,847	1,053,770
Noncontrolling interests	65	106
Total equity	1,016,912	1,053,876
Total liabilities and equity	$2,253,346	$2,468,837
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$55,297	$49,896	$110,609	$99,401
Interest and other income	16,993	5,999	22,325	11,383
Resident fees and services	1,959	691	3,874	1,374

Total revenues	74,249	56,586	136,808	112,158

Expenses:
Depreciation and amortization	16,405	14,497	34,171	28,647
Interest	16,427	14,052	33,345	27,932
Operating expenses	1,440	499	2,852	997
General and administrative	4,636	9,363	9,350	15,724
Provision for doubtful accounts and loan losses	223	2,972	2,746	4,116
Impairment of real estate	—	—	29,811	—

Total expenses	39,131	41,383	112,275	77,416

Other income (expense):
Loss on extinguishment of debt	—	—	(556)	—
Other income (expense)	2,400	(100)	2,400	(200)
Net (loss) gain on sale of real estate	(52)	1,723	(4,654)	1,723

Total other income (expense)	2,348	1,623	(2,810)	1,523

Net income	37,466	16,826	21,723	36,265

Net loss attributable to noncontrolling interests	9	9	41	20

Net income attributable to Sabra Health Care REIT, Inc.	37,475	16,835	21,764	36,285

Preferred stock dividends	(2,560)	(2,560)	(5,121)	(5,121)

Net income attributable to common stockholders	$34,915	$14,275	$16,643	$31,164

Net income attributable to common stockholders, per:

Basic common share	$0.53	$0.24	$0.25	$0.53

Diluted common share	$0.53	$0.24	$0.25	$0.52

Weighted-average number of common shares outstanding, basic	65,303,057	59,323,799	65,274,845	59,254,895

Weighted-average number of common shares outstanding, diluted	65,503,383	59,543,781	65,454,337	59,510,164

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$37,466	$16,826	$21,723	$36,265
Other comprehensive income (loss):
Foreign currency translation income (loss)	324	(595)	(249)	(595)
Unrealized loss on cash flow hedges	(206)	(1,144)	(1,698)	(2,689)

Total other comprehensive income (loss)	118	(1,739)	(1,947)	(3,284)

Comprehensive income	37,584	15,087	19,776	32,981

Comprehensive loss attributable to noncontrolling interest	9	9	41	20

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$37,593	$15,096	$19,817	$33,001

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	36,285	—	36,285	(20)	36,265
Other comprehensive loss	—	—	—	—	—	—	(3,284)	(3,284)	—	(3,284)
Amortization of stock-based compensation	—	—	—	—	4,940	—	—	4,940	—	4,940
Common stock issuance, net	—	—	6,087,055	61	142,614	—	—	142,675	—	142,675
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.78 per share)	—	—	—	—	—	(46,490)	—	(46,490)	—	(46,490)
Balance, June 30, 2015	5,750,000	$58	65,134,056	$651	$1,201,155	$(126,167)	$(4,826)	$1,070,871	$(63)	$1,070,808

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net income (loss)	—	—	—	—	—	21,764	—	21,764	(41)	21,723
Other comprehensive loss	—	—	—	—	—	—	(1,947)	(1,947)	—	(1,947)
Amortization of stock-based compensation	—	—	—	—	3,982	—	—	3,982	—	3,982
Common stock issuance, net	—	—	105,981	1	(1,104)	—	—	(1,103)	—	(1,103)
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.83 per share)	—	—	—	—	—	(54,498)	—	(54,498)	—	(54,498)
Balance, June 30, 2016	5,750,000	$58	65,288,316	$653	$1,205,419	$(180,003)	$(9,280)	$1,016,847	$65	$1,016,912

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$21,723	$36,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,171	28,647
Non-cash interest income adjustments	443	212
Amortization of deferred financing costs	2,494	2,529
Stock-based compensation expense	3,652	4,672
Amortization of debt discount	54	51
Loss on extinguishment of debt	556	—
Straight-line rental income adjustments	(11,117)	(11,834)
Provision for doubtful accounts and loan losses	2,746	4,116
Change in fair value of contingent consideration	(50)	200
Net loss (gain) on sales of real estate	4,654	(1,723)
Impairment of real estate	29,811	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,265	(11,292)
Accounts payable and accrued liabilities	4,324	1,014
Restricted cash	(2,232)	(1,550)

Net cash provided by operating activities	94,494	51,307
Cash flows from investing activities:
Acquisitions of real estate	—	(301,851)
Origination and fundings of loans receivable	(6,283)	(21,737)
Origination and fundings of preferred equity investments	(6,172)	(5,131)
Additions to real estate	(874)	(1,033)
Repayment of loans receivable	193,893	2,052
Release of contingent consideration held in escrow	—	5,240
Net proceeds from the sale of real estate	75,456	1,800

Net cash provided by (used in) investing activities	256,020	(320,660)
Cash flows from financing activities:
Net (repayments of) proceeds from revolving credit facility	(255,000)	54,000
Proceeds from term loans	69,360	73,242
Principal payments on mortgage notes	(2,060)	(1,340)
Payments of deferred financing costs	(5,931)	(834)
Issuance of common stock, net	(1,289)	140,062
Dividends paid on common and preferred stock	(59,288)	(51,343)

Net cash (used in) provided by financing activities	(254,208)	213,787

Net increase (decrease) in cash and cash equivalents	96,306	(55,566)
Effect of foreign currency translation on cash and cash equivalents	128	(185)
Cash and cash equivalents, beginning of period	7,434	61,793

Cash and cash equivalents, end of period	$103,868	$6,042
Supplemental disclosure of cash flow information:
Interest paid	$30,581	$25,441
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage indebtedness	$—	$19,677
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the "Separation Date"). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra's wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, an acute care hospital, investments in loans receivable and preferred equity investments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
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
As of June 30, 2016, the Company determined it was the primary beneficiary of two senior housing facilities and has consolidated the operations of the facilities in the accompanying condensed consolidated financial statements. As of June 30, 2016, the Company determined that operations of the facilities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2016, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
Reclassifications
Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated balance sheets and condensed consolidated statements of income. As of December 31, 2015, there was $17.3 million of deferred financing costs related to the Company's mortgage notes, term loans and senior unsecured notes that were previously reported within “prepaid expenses, deferred financing costs and other assets, net” that were reclassified in accordance with ASU 2015-03 to their respective debt liability financial statement line items on the Company’s condensed consolidated balance sheet.
Recently Issued Accounting Standards Update
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	102	11,545	$1,043,771	$(188,108)	$855,663
Senior Housing	75	6,775	1,061,131	(60,462)	1,000,669
Acute Care Hospital	1	70	61,640	(9,464)	52,176
	178	18,390	2,166,542	(258,034)	1,908,508
Corporate Level			402	(243)	159
			$2,166,944	$(258,277)	$1,908,667
As of December 31, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,515	$1,051,189	$(174,662)	$876,527
Senior Housing	75	6,710	1,050,162	(45,800)	1,004,362
Acute Care Hospitals	2	124	175,807	(17,127)	158,680
	180	18,349	2,277,158	(237,589)	2,039,569
Corporate Level			299	(252)	47
			$2,277,457	$(237,841)	$2,039,616

	June 30, 2016	December 31, 2015
Building and improvements	$1,864,232	$1,954,129
Furniture and equipment	82,217	97,840
Land improvements	3,888	3,594
Land	216,607	221,894
	2,166,944	2,277,457
Accumulated depreciation	(258,277)	(237,841)
	$1,908,667	$2,039,616
Contingent Consideration Arrangements
In connection with four of its real estate acquisitions, the Company entered into contingent consideration arrangements. Under the contingent consideration arrangements, the Company may pay out additional amounts based on incremental value created through the improvement of operations of the acquired facility (a contingent consideration liability) or may be entitled to receive a portion of the original purchase price of the acquired facility if the facility does not meet certain performance hurdles (a contingent consideration asset). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The estimated value of the contingent consideration asset at the time of purchase was $0. The contingent consideration amounts would be determined based on portfolio performance and the tenant achieving certain performance hurdles during 2016 through 2018. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. As of June 30, 2016, based on the potential future performance of these facilities, the contingent consideration liabilities had an estimated value of $2.3 million, which amount is included in accounts payable in the accompanying condensed consolidated balance sheet, and the contingent consideration asset had an estimated value of $0. During the three and six months ended June 30, 2016, the Company recorded an adjustment to decrease the contingent consideration arrangements by $0.1 million and included this amount in other income (expense) on the accompanying condensed consolidated statements of income.

Operating Leases
As of June 30, 2016, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from one to 16 years. As of June 30, 2016, the leases had a weighted-average remaining term of 9 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $1.6 million as of June 30, 2016 and $1.3 million as of December 31, 2015. As of June 30, 2016, the Company had a $3.5 million reserve for unpaid cash rents and a $1.3 million reserve associated with accumulated straight-line rental income. As of December 31, 2015, the Company had a $3.5 million reserve for unpaid cash rents and a $5.3 million reserve associated with accumulated straight-line rental income. As of June 30, 2016, the Company's three largest tenants, Genesis, Holiday and NMS Healthcare, represented 33.6%, 16.6% and 10.4%, respectively, of the Company's annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of June 30, 2016.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenants’ ability to pay their rent obligations to the Company) is the tenants’ lease coverage ratios. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the lease level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry's operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.
As of June 30, 2016, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

July 1, 2016 through December 31, 2016	$101,102
2017	206,293
2018	211,753
2019	217,878
2020	223,849
Thereafter	1,175,118
$2,135,993

4.	DISPOSITIONS
2016 Dispositions
During the six months ended June 30, 2016, the Company completed the sale of one skilled nursing facility and one acute care hospital for aggregate consideration of $75.5 million after selling expenses of $2.2 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $80.1 million, resulting in an aggregate $4.7 million loss on sale.
 Excluding the loss on sale and real estate impairment, the Company recognized $1.2 million and $0.3 million of net loss from these facilities during the six months ended June 30, 2016 and 2015, respectively. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.

2015 Dispositions
During the six months ended June 30, 2015, the Company completed the sale of one skilled nursing facility for consideration of $1.8 million. The carrying value of the assets and liabilities of this facility was $0.1 million, which resulted in a $1.7 million gain.
5.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2016 and December 31, 2015, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						June 30, 2016
Investment	Quantity	Facility Type	Principal Balance as of June 30, 2016 (1)	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Dates
Loans Receivable:
Mortgage	6	Skilled Nursing / Senior Housing	$54,211	$54,282	$166,277	9.1%	8.9%	8/12/16- 4/30/18
Construction	3	Senior Housing	15,339	15,444	75,201	9.9%	9.8%	10/31/18- 3/31/21
Mezzanine	1	Skilled Nursing / Senior Housing	9,640	9,666	15,613	11.0%	10.8%	08/31/17
Pre-development	3	Senior Housing	3,847	3,895	3,768	9.0%	7.7%	1/28/17 - 9/09/17
Debtor-in-possession	1	Acute Care Hospital	2,216	2,216	13,625	5.0%	5.0%	NA

	14		85,253	85,503	274,484	9.4%	9.1%

Loan loss reserve			—	(6,160)	(4,300)

			$85,253	$79,343	$270,184
Other Investments:
Preferred Equity	11	Skilled Nursing / Senior Housing	40,599	40,957	29,993	12.9%	12.9%	N/A

Total	25		$125,852	$120,300	$300,177	10.5%	10.3%

(1) Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
During the six months ended June 30, 2016, the Company received aggregate proceeds of $196.1 million, consisting of outstanding principal balance of $170.8 million and $25.3 million of accrued and unpaid interest and fees, in final repayments of the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan.
As of June 30, 2016, the Company considered four loan receivable investments with principal balances totaling $32.2 million to be impaired and recorded a provision for loan losses related to these loans of $1.0 million and $3.3 million during the three and six months ended June 30, 2016, respectively. As of June 30, 2016, these four loan receivable investments were on nonaccrual status. During the three and six months ended June 30, 2016, the Company decreased its provision for portfolio-based loan losses by $1.5 million and $1.4 million, respectively. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $5.9 million and $0.3 million, respectively, as of June 30, 2016. The Company did not record any specific loan loss reserve or portfolio-based loan loss reserve during the three and six months ended June 30, 2015.

6.	DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2016 (1)	Principal Balance as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at June 30, 2016 (2)	Maturity Date
Fixed Rate	$176,996	$177,850	4.01%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2016 (1)	December 31, 2015 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Principal balance does not include discount of $0.6 million as of June 30, 2016 and December 31, 2015 and also excludes deferred financing costs of $12.5 million and $13.7 million as of June 30, 2016 and December 31, 2015, respectively.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require us to comply with specified restrictive covenants. As of June 30, 2016, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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

As of June 30, 2016, there were no amounts outstanding under the Revolving Credit Facility and $500.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the "Base Rate"). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. As of June 30, 2016, the interest rate on the Revolving Credit Facility was 2.47%. In addition, the Operating Partnership pays an unused facility fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility. During the three and six months ended June 30, 2016, the Company incurred $0.7 million and $2.2 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and six months ended June 30, 2016, the Company incurred $0.3 million and $0.5 million, respectively, of unused facility fees.

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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2016, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three and six months ended June 30, 2016, the Company incurred interest expense of $16.4 million and $33.3 million, respectively, and $14.1 million and $27.9 million during the three and six months ended June 30, 2015, respectively. Interest expense includes financing costs amortization of $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had $13.5 million and $13.3 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2016 (in thousands):

	Mortgage Indebtedness	Term Loans	Senior Notes	Total
July 1, 2016 through December 31, 2016	$2,101	$—	$—	$2,101
2017	4,311	—	—	4,311
2018	4,459	—	—	4,459
2019	4,612	—	—	4,612
2020	4,771	—	—	4,771
Thereafter	156,742	341,475	700,000	1,198,217
Total Principal Balance	176,996	341,475	700,000	1,218,471
Discount	—	—	(570)	(570)
Deferred financing costs	(2,943)	(2,615)	(12,462)	(18,020)
Total Debt, net	$174,053	$338,860	$686,968	$1,199,881
(1) Revolving Credit Facility is subject to two six-month extension options.

7.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. The notional value of the Company's interest rate cap was $200.0 million as of both June 30, 2016 and December 31, 2015. The notional value of the Company's interest rate swap was CAD $90.0 million as of both June 30, 2016 and December 31, 2015 (U.S. $69.5 million and U.S. $64.9 million as of June 30, 2016 and December 31, 2015, respectively). Approximately $1.5 million of losses, which are included in accumulated other comprehensive loss, as of June 30, 2016, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments. The notional value of these contracts were CAD $56.3 million as of June 30, 2016 and December 31, 2015 (U.S. $43.5 million and U.S. $40.6 million as of June 30, 2016 and December 31, 2015, respectively). The Company also holds a CAD $125.0 million (U.S. $96.5 million as of June 30, 2016) term loan which was designated as a net investment hedge.
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2016 and December 31, 2015 (in thousands):

			June 30, 2016	December 31, 2015	Maturity Dates
Type	Designation	Count	Fair Value			Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	1	$275	$1,695	2019	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	3,102	5,392	2025	Prepaid expenses, deferred financing costs and other assets, net
			$3,377	$7,087

Liabilities:
Interest rate swap	Cash Flow	1	$1,896	$1,468	2020	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	96,475	64,890	2020	Term loans, net
			$98,371	$66,358

The following presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and six months ended June 30, 2016:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Income Statement Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cash Flow Hedges:
Interest Rate Products	$(417)	$(1,169)	$(1,957)	$(2,714)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	283	(164)	(2,220)	(164)	N/A
CAD Term Loan	7,225	(396)	87	(396)	N/A

	$7,091	$(1,729)	$(4,090)	$(3,274)

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Income Statement Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cash Flow Hedges:
Interest Rate Products	$(215)	$(25)	$(381)	$(25)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	—	—	—	—	N/A
CAD Term Loan	—	—	—	—	N/A

	$(215)	$(25)	$(381)	$(25)

During the three and six months ended June 30, 2016, the Company recorded no hedge ineffectiveness in the condensed consolidated statements income.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,377	$—	$3,377	$(1,544)	$—	$1,833
Offsetting Liabilities:
Derivatives	$1,896	$—	$1,896	$(1,544)	$—	$352

	As of December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,087	$—	$7,087	$(1,468)	$—	$5,619
Offsetting Liabilities:
Derivatives	$1,468	$—	$1,468	$(1,468)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.8 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $0.8 million.

8.FAIR VALUE DISCLOSURES

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

Loans receivable: These instruments are presented in the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair value of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3.

Preferred equity investments: These instruments are presented in the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair value of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3.

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

Senior Notes: These instruments are presented in the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums (discounts) and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2.

Mortgage indebtedness: These instruments are presented in the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums (discounts) and not at fair value. The fair values of the Company’s mortgage notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2016			December 31, 2015
	Carrying Amount (1)	Face Value (2)	Fair Value	Carrying Amount (1)	Face Value (2)	Fair Value
Financial assets:
Loans receivable	$85,503	$85,253	$83,902	$270,184	$273,811	$274,628
Preferred equity investments	40,957	40,599	43,781	29,993	29,643	30,838
Financial liabilities:
Senior Notes	686,968	700,000	708,750	685,704	700,000	718,500
Mortgage indebtedness	174,053	176,996	175,852	174,846	177,850	165,296

(1) Carrying amounts represent the book value of financial instruments and are net of unamortized premiums (discounts) and deferred financing costs.
(2) Face value represents amounts contractually due under the terms of the respective agreements.

The Company determined the fair value of financial instruments as of June 30, 2016 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$83,902	$—	$—	$83,902
Preferred equity investments	43,781	—	—	43,781
Financial liabilities:
Senior Notes	708,750	—	708,750	—
Mortgage indebtedness	175,852	—	—	175,852
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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2016, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate cap	$275	$—	$275	$—
Cross currency swap	3,102	—	3,102	—
Financial liabilities:
Contingent consideration liability	2,300	—	—	2,300
Interest rate swap	1,896	—	1,896	—
The Company entered into contingent consideration arrangements as a result of four acquisitions of real estate (see Note 3, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration arrangements, the Company used significant inputs not observable in the market to estimate the contingent consideration. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios.  As of June 30, 2016, the total contingent consideration liability was valued at $2.3 million and the contingent consideration asset was valued at $0.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2015	$2,700
Decrease in contingent consideration liability	(400)
Balance as of June 30, 2016	$2,300
The following reconciliation provides the details of activity for contingent consideration asset recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2015	$350
Decrease in contingent consideration asset	(350)
Balance as of June 30, 2016	$—

A corresponding amount equal to the decrease in contingent consideration liability and asset were included as other income on the accompanying condensed consolidated statements of income for the six months ended June 30, 2016.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At June 30, 2016, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2016:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2016	February 16, 2016	$0.41	February 29, 2016
May 2, 2016	May 16, 2016	$0.42	May 31, 2016
During the six months ended June 30, 2016, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2015 Bonus Plan pursuant to an election by certain participants to receive their bonus in the form of an equity award.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the six months ended June 30, 2016, pursuant to advance elections made by certain participants, the Company incurred $1.1 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation	$(1,682)	$(1,433)
Unrealized losses on cash flow hedges	(7,598)	(5,900)

Total accumulated other comprehensive loss	$(9,280)	$(7,333)

10.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to common stockholders	$34,915	$14,275	$16,643	$31,164

Denominator
Basic weighted average common shares and common equivalents	65,303,057	59,323,799	65,274,845	59,254,895
Dilutive restricted stock units	200,326	219,982	179,492	255,269

Diluted weighted average common shares	65,503,383	59,543,781	65,454,337	59,510,164

Net income attributable to common stockholders, per:

Basic common share	$0.53	$0.24	$0.25	$0.53

Diluted common share	$0.53	$0.24	$0.25	$0.52
During the three and six months ended June 30, 2016, approximately 24,200 and 31,200 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2015, approximately 10,700 and 11,000 restricted stock units, respectively, were not included because they were considered anti-dilutive.

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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$159	$—	$1,687,594	$220,914	$—	$1,908,667
Loans receivable and other investments, net	(340)	—	122,873	—	(2,233)	120,300
Cash and cash equivalents	95,604	—	1,890	6,374	—	103,868
Restricted cash	—	—	128	8,851	—	8,979
Prepaid expenses, deferred financing costs and other assets, net	2,259	12,279	89,138	11,122	(3,266)	111,532
Intercompany	348,663	683,436	—	—	(1,032,099)	—
Investment in subsidiaries	582,667	832,058	59,991	—	(1,474,716)	—
Total assets	$1,029,012	$1,527,773	$1,961,614	$247,261	$(2,512,314)	$2,253,346

Liabilities
Mortgage notes, net	$—	$—	$—	$174,053	$—	$174,053
Term loans, net	—	243,456	95,404	—	—	338,860
Senior unsecured notes, net	—	686,968	—	—	—	686,968
Accounts payable and accrued liabilities	12,165	14,682	10,363	1,608	(2,265)	36,553
Intercompany	—	—	997,315	34,784	(1,032,099)	—
Total liabilities	12,165	945,106	1,103,082	210,445	(1,034,364)	1,236,434

Total Sabra Health Care REIT, Inc. stockholders' equity	1,016,847	582,667	858,532	36,751	(1,477,950)	1,016,847
Noncontrolling interests	—	—	—	65	—	65
Total equity	1,016,847	582,667	858,532	36,816	(1,477,950)	1,016,912
Total liabilities and equity	$1,029,012	$1,527,773	$1,961,614	$247,261	$(2,512,314)	$2,253,346

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$48	$—	$1,816,813	$222,755	$—	$2,039,616
Loans receivable and other investments, net	—	—	302,282	—	(2,105)	300,177
Cash and cash equivalents	2,548	—	1,008	3,878	—	7,434
Restricted cash	—	—	1,618	8,195	—	9,813
Prepaid expenses, deferred financing costs and other assets, net	2,047	13,384	89,590	9,522	(2,746)	111,797
Intercompany	489,763	918,209	—	—	(1,407,972)	—
Investment in subsidiaries	568,841	792,065	55,439	—	(1,416,345)	—
Total assets	$1,063,247	$1,723,658	$2,266,750	$244,350	$(2,829,168)	$2,468,837

Liabilities
Mortgage notes, net	$—	$—	$—	$174,846	$—	$174,846
Revolving credit facility	—	255,000	—	—	—	255,000
Term loans, net	—	200,000	64,229	—	—	264,229
Senior unsecured notes, net	—	685,704	—	—	—	685,704
Accounts payable and accrued liabilities	9,477	14,113	11,254	2,084	(1,746)	35,182
Intercompany	—	—	1,391,115	16,857	(1,407,972)	—
Total liabilities	9,477	1,154,817	1,466,598	193,787	(1,409,718)	1,414,961

Total Sabra Health Care REIT, Inc. stockholders' equity	1,053,770	568,841	800,152	50,457	(1,419,450)	1,053,770
Noncontrolling interests	—	—	—	106	—	106
Total equity	1,053,770	568,841	800,152	50,563	(1,419,450)	1,053,876
Total liabilities and equity	$1,063,247	$1,723,658	$2,266,750	$244,350	$(2,829,168)	$2,468,837

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$48,782	$6,754	$(239)	$55,297
Interest and other income	1	119	17,078	(9)	(196)	16,993
Resident fees and services	—	—	1,413	546	—	1,959
Total revenues	1	119	67,273	7,291	(435)	74,249
Expenses:
Depreciation and amortization	201	—	14,138	2,066	—	16,405
Interest	—	13,720	964	1,862	(119)	16,427
Operating expenses	—	—	1,015	675	(250)	1,440
General and administrative	3,713	12	857	54	—	4,636
Provision for doubtful accounts and loan losses	(888)	—	1,111	—	—	223
Total expenses	3,026	13,732	18,085	4,657	(369)	39,131

Other income (expense):
Other income (loss)	2,098	16	309	(23)	—	2,400
Net loss on sales of real estate	—	—	(52)	—	—	(52)

Total other income (expense)	2,098	16	257	(23)	—	2,348

Income in subsidiary	38,468	52,065	2,686	—	(93,219)	—

Net income	37,541	38,468	52,131	2,611	(93,285)	37,466

Net loss attributable to noncontrolling interests	—	—	—	9	—	9

Net income attributable to Sabra Health Care REIT, Inc.	37,541	38,468	52,131	2,620	(93,285)	37,475

Preferred stock dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$34,981	$38,468	$52,131	$2,620	$(93,285)	$34,915

Net loss attributable to common stockholders, per:
Basic common share						$0.53
Diluted common share						$0.53
Weighted-average number of common shares outstanding, basic						65,303,057
Weighted-average number of common shares outstanding, diluted						65,503,383

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$44,888	$5,008	$—	$49,896
Interest and other income	—	74	5,925	—	—	5,999
Resident fees and services	—	—	—	691	—	691
Total revenues	—	74	50,813	5,699	—	56,586
Expenses:
Depreciation and amortization	14	—	12,981	1,502	—	14,497
Interest	—	12,665	136	1,251	—	14,052
Operating expenses	—	—	—	499	—	499
General and administrative	3,589	2	5,714	58	—	9,363
Provision for doubtful accounts	(136)	—	3,108	—	—	2,972
Total expenses	3,467	12,667	21,939	3,310	—	41,383

Other income (expense):
Other expense	—	—	(100)	—	—	(100)
Gain on sales of real estate	—	—	1,723	—	—	1,723

Total other income (expense)	—	—	1,623	—	—	1,623

Income in subsidiary	20,302	32,895	1,469	—	(54,666)	—

Net income	16,835	20,302	31,966	2,389	(54,666)	16,826

Net loss attributable to noncontrolling interests	—	—	—	9	—	9

Net income attributable to Sabra Health Care REIT, Inc.	16,835	20,302	31,966	2,398	(54,666)	16,835

Preferred stock dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$14,275	$20,302	$31,966	$2,398	$(54,666)	$14,275

Net income attributable to common stockholders, per:
Basic common share						$0.24
Diluted common share						$0.24
Weighted-average number of common shares outstanding, basic						59,323,799
Weighted-average number of common shares outstanding, diluted						59,543,781

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$97,642	$13,444	$(477)	$110,609
Interest and other income	2	238	22,488	(26)	(377)	22,325
Resident fees and services	—	—	2,758	1,116	—	3,874
Total revenues	2	238	122,888	14,534	(854)	136,808
Expenses:
Depreciation and amortization	384	—	29,647	4,140	—	34,171
Interest	—	28,023	1,832	3,728	(238)	33,345
Operating expenses	—	—	1,985	1,356	(489)	2,852
General and administrative	8,187	22	1,029	112	—	9,350
Provision for doubtful accounts and loan losses	(655)	—	3,401	—	—	2,746
Impairment of real estate	—	—	29,811	—	—	29,811
Total expenses	7,916	28,045	67,705	9,336	(727)	112,275

Other income (expense):
Loss on extinguishment of debt	—	(468)	(88)	—	—	(556)
Other income (expense)	2,098	516	(141)	(73)	—	2,400
Net loss on sales of real estate	—	—	(4,654)	—	—	(4,654)

Total other income (expense)	2,098	48	(4,883)	(73)	—	(2,810)

Income in subsidiary	27,707	55,466	5,304	—	(88,477)	—

Net income	21,891	27,707	55,604	5,125	(88,604)	21,723

Net loss attributable to noncontrolling interests	—	—	—	41	—	41

Net income attributable to Sabra Health Care REIT, Inc.	21,891	27,707	55,604	5,166	(88,604)	21,764

Preferred stock dividends	(5,121)	—	—	—	—	(5,121)

Net income attributable to common stockholders	$16,770	$27,707	$55,604	$5,166	$(88,604)	$16,643

Net income attributable to common stockholders, per:
Basic common share						$0.25
Diluted common share						$0.25
Weighted-average number of common shares outstanding, basic						65,274,845
Weighted-average number of common shares outstanding, diluted						65,454,337

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$89,489	$9,912	$—	$99,401
Interest and other income	1	72	11,309	1	—	11,383
Resident fees and services	—	—	—	1,374	—	1,374
Total revenues	1	72	100,798	11,287	—	112,158
Expenses:
Depreciation and amortization	27	—	25,683	2,937	—	28,647
Interest	—	25,216	136	2,580	—	27,932
Operating expenses	—	—	—	997	—	997
General and administrative	9,491	3	6,128	102	—	15,724
Provision for doubtful accounts	(600)	—	4,716	—	—	4,116
Total expenses	8,918	25,219	36,663	6,616	—	77,416

Other income (expense):
Other expense	—	—	(200)	—	—	(200)
Gain on sales of real estate	—	—	1,723	—	—	1,723

Total other income (expense)	—	—	1,523	—	—	1,523

Income in subsidiary	45,202	70,349	2,864	—	(118,415)	—

Net income	36,285	45,202	68,522	4,671	(118,415)	36,265

Net loss attributable to noncontrolling interests	—	—	—	20	—	20

Net income attributable to Sabra Health Care REIT, Inc.	36,285	45,202	68,522	4,691	(118,415)	36,285

Preferred stock dividends	(5,121)	—	—	—	—	(5,121)

Net income attributable to common stockholders	$31,164	$45,202	$68,522	$4,691	$(118,415)	$31,164

Net income attributable to common stockholders, per:
Basic common share						$0.53
Diluted common share						$0.52
Weighted-average number of common shares outstanding, basic						59,254,895
Weighted-average number of common shares outstanding, diluted						59,510,164

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$37,541	$38,468	$52,131	$2,611	$(93,285)	$37,466
Other comprehensive (loss) income:
Foreign currency translation	—	287	29	8	—	324
Unrealized loss on cash flow hedge	—	(206)	—	—	—	(206)

Total other comprehensive (loss) income	—	81	29	8	—	118

Comprehensive income	37,541	38,549	52,160	2,619	(93,285)	37,584

Comprehensive loss attributable to noncontrolling interest	—	—	—	9	—	9

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$37,541	$38,549	$52,160	$2,628	$(93,285)	$37,593

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$16,835	$20,302	$31,966	$2,389	$(54,666)	$16,826
Other comprehensive loss:
Foreign currency translation	—	(164)	(326)	(105)	—	(595)
Unrealized loss on cash flow hedge	—	(1,144)	—	—	—	(1,144)

Total other comprehensive loss	—	(1,308)	(326)	(105)	—	(1,739)

Comprehensive income	16,835	18,994	31,640	2,284	(54,666)	15,087

Comprehensive loss attributable to noncontrolling interest	—	—	—	9	—	9

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$16,835	$18,994	$31,640	$2,293	$(54,666)	$15,096

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$21,891	$27,707	$55,604	$5,125	$(88,604)	$21,723
Other comprehensive (loss) income:
Foreign currency translation	—	(2,357)	1,663	445	—	(249)
Unrealized loss on cash flow hedge	—	(1,698)	—	—	—	(1,698)

Total other comprehensive (loss) income	—	(4,055)	1,663	445	—	(1,947)

Comprehensive income	21,891	23,652	57,267	5,570	(88,604)	19,776

Comprehensive loss attributable to noncontrolling interest	—	—	—	41	—	41

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$21,891	$23,652	$57,267	$5,611	$(88,604)	$19,817

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$36,285	$45,202	$68,522	$4,671	$(118,415)	$36,265
Other comprehensive loss:
Foreign currency translation	—	(164)	(326)	(105)	—	(595)
Unrealized loss on cash flow hedge	—	(2,689)	—	—	—	(2,689)

Total other comprehensive loss	—	(2,853)	(326)	(105)	—	(3,284)

Comprehensive income	36,285	42,349	68,196	4,566	(118,415)	32,981

Comprehensive loss attributable to noncontrolling interest	—	—	—	20	—	20

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$36,285	$42,349	$68,196	$4,586	$(118,415)	$33,001

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$87,170	$—	$608	$6,716	$—	$94,494
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	(6,283)	—	—	(6,283)
Origination and fundings of preferred equity investments	—	—	(6,172)	—	—	(6,172)
Additions to real estate	(120)	—	(400)	(354)	—	(874)
Repayment of loans receivable	—	—	193,893	—	—	193,893
Investment in subsidiary	(200)	(200)	—	—	400	—
Net proceeds from the sale of real estate	—	—	75,456	—	—	75,456
Distribution from subsidiary	2,025	2,025	—	—	(4,050)	—
Intercompany financing	64,758	280,078	—	—	(344,836)	—
Net cash provided by (used in) investing activities	66,463	281,903	256,494	(354)	(348,486)	256,020
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(255,000)	—	—	—	(255,000)
Proceeds from term loan	—	45,000	24,360	—	—	69,360
Principal payments on mortgage notes	—	—	—	(2,060)	—	(2,060)
Payments of deferred financing costs	—	(5,320)	(611)	—	—	(5,931)
Issuance of common stock	(1,289)	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(59,288)	—	—	—	—	(59,288)
Contribution from parent	—	200	—	200	(400)	—
Distribution to parent	—	(2,025)	—	(2,025)	4,050	—
Intercompany financing	—	(64,758)	(280,078)	—	344,836	—
Net cash used in financing activities	(60,577)	(281,903)	(256,329)	(3,885)	348,486	(254,208)
Net increase (decrease) in cash and cash equivalents	93,056	—	773	2,477	—	96,306
Effect of foreign currency translation on cash and cash equivalents	—	—	109	19	—	128
Cash and cash equivalents, beginning of period	2,548	—	1,008	3,878	—	7,434
Cash and cash equivalents, end of period	$95,604	$—	$1,890	$6,374	$—	$103,868

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$37,007	$—	$—	$14,300	$—	$51,307
Cash flows from investing activities:
Acquisitions of real estate	—	—	(290,604)	(11,247)	—	(301,851)
Origination and fundings of loans receivable	—	—	(21,737)	—	—	(21,737)
Preferred equity investments	—	—	(5,131)	—	—	(5,131)
Additions to real estate	(11)	—	(851)	(171)	—	(1,033)
Release of contingent consideration held in escrow	—	—	5,240	—	—	5,240
Repayment of loans receivable	—	—	2,052	—	—	2,052
Investment in subsidiaries	(414)	(414)	—	—	828	—
Net proceeds from the sale of real estate	—	—	1,800	—	—	1,800
Distribution from subsidiaries	1,355	1,355	—	—	(2,710)	—
Intercompany financing	(182,815)	(236,689)	—	—	419,504	—
Net cash used in investing activities	(181,885)	(235,748)	(309,231)	(11,418)	417,622	(320,660)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	54,000	—	—	—	54,000
Proceeds from term loan	—	—	73,242	—	—	73,242
Principal payments on mortgage notes	—	—	—	(1,340)	—	(1,340)
Payments of deferred financing costs	—	(126)	(700)	(8)	—	(834)
Issuance of common stock	140,062	—	—	—	—	140,062
Dividends paid on common and preferred stock	(51,343)	—	—	—	—	(51,343)
Contribution from parent	—	414	—	414	(828)	—
Distribution to parent	—	(1,355)	—	(1,355)	2,710	—
Intercompany financing	—	182,815	236,689	—	(419,504)	—
Net cash provided by (used in) financing activities	88,719	235,748	309,231	(2,289)	(417,622)	213,787
Net (decrease) in cash and cash equivalents	(56,159)	—	—	593	—	(55,566)
Effect of foreign currency translation on cash and cash equivalents	(185)	—	—	—	—	(185)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$2,455	$—	$—	$3,587	$—	$6,042

12.PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and six months ended June 30, 2015. The Company acquired three skilled nursing/transitional care facilities and 10 senior housing facilities during the six months ended June 30, 2015. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2014, nor does it purport to predict the results of operations for future periods.

	Three Months Ended	Six Months Ended
	June 30, 2015
	(in thousands, except share and per share amounts)
Revenues	$63,015	$125,752
Depreciation and amortization	16,583	33,191
Net income attributable to common stockholders	23,889	45,394

Net income attributable to common stockholders, per:
Basic common share	$0.40	$0.77
Diluted common share	$0.40	$0.76

Weighted-average number of common shares outstanding, basic	59,323,799	59,254,895
Weighted-average number of common shares outstanding, diluted	59,543,781	59,510,164

13.COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2016, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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
Dividend Declaration
On August 1, 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on August 31, 2016 to common stockholders of record as of the close of business on August 15, 2016.
On August 1, 2016, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 31, 2016 to preferred stockholders of record as of the close of business on August 15, 2016.
Genesis Sales
On July 29, 2016, the Company entered into a memorandum of understanding with Genesis to market for sale up to 29 facilities currently leased to Genesis. Upon the sales of the facilities, annual rental amounts paid to the Company by Genesis will be reduced by an amount equal to 7.5% of the net proceeds that the Company receives on the sales. In addition, the memorandum of understanding calls for the laddering of maturities under leases with Genesis, resulting in 30% of revenues from Genesis leases maturing by the end of 2021, compared to 77% currently. Unless extended, the memorandum of understanding will automatically terminate with respect to any remaining facilities if a contract for the sale of such facilities has not been executed and consummated on or before October 31, 2017. If these sales and the previously announced Genesis asset sales are completed, the number of facilities leased to Genesis will decrease to 43, compared to 78 as of June 30, 2016.

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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, an acute care hospital, debt investments and preferred equity investments.
Our objectives are to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis.
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
In general, we originate loans and make preferred equity investments when an attractive investment opportunity is presented and either (a) the property is in or near the development phase or (b) the development of the property is completed but the operations of the facility are not yet stabilized. A key component of our strategy related to loan originations and preferred equity investments is our having the option to purchase the underlying real estate that is owned by our borrowers (and that directly or indirectly secures our loan investments) or by the entity in which we have an investment. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the method to determine the purchase price upon exercise of the option is set in advance based on the same valuation methods we use to value our investments in healthcare real estate. This strategy allows us to diversify our revenue streams and build relationships with operators and developers, and provides us with the option to add new properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
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
Genesis Sales
On July 29, 2016, we entered into a memorandum of understanding with Genesis to market for sale up to 29 facilities currently leased to Genesis. Upon the sales of the facilities, annual rental amounts paid to us by Genesis will be reduced by an amount equal to 7.5% of the net proceeds that we receive on the sales. In addition, the memorandum of understanding calls for the laddering of maturities under leases with Genesis, resulting in 30% of revenues from Genesis leases maturing by the end of 2021, compared to 77% currently. Unless extended, the memorandum of understanding will automatically terminate with respect to any remaining facilities if a contract for the sale of such facilities has not been executed and consummated on or before October 31, 2017. If these sales and the previously announced Genesis asset sales are completed, the number of facilities leased to Genesis will decrease to 43, compared to 78 as of June 30, 2016. Finally, after completion of these sales, we expect our Genesis and Skilled Nursing/Transitional Care revenue concentrations to decrease to 27.1% and 55.6% respectively, and 24.9% and 51.1%, respectively, after sales proceeds are reinvested.
Loan Receivable Repayments
During the six months ended June 30, 2016, we received aggregate proceeds of $196.1 million, consisting of outstanding principal balance of $170.8 million and $25.3 million of accrued and unpaid interest and fees, in final repayments of the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan. In addition, during the six months ended June 30, 2016, we received aggregate repayments of $17.1 million related to the debtor-in-possession loan to the operator of the Forest Park Medical Center - Frisco hospital and $2.2 million remains outstanding.
Dispositions
During the six months ended June 30, 2016, we completed the sale of one skilled nursing facility and one acute care hospital for aggregate consideration of $75.5 million after selling expenses of $2.2 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $80.1 million, resulting in an aggregate $4.7 million loss on sale.
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
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2015 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2016.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2016, our investment portfolio included 178 real estate properties held for investment, 14 investments in loans receivable and 11 preferred equity investments. As of June 30, 2015, our investment portfolio included 172 real estate properties held for investment, 14 investments in loans receivable and 8 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2016 and 2015 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three and six months ended June 30, 2016 and 2015 are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended June 30, 2016 versus the three months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2016	2015
Revenues:
Rental income	$55,297	$49,896	$5,401	11%	$5,800	$(399)
Interest and other income	16,993	5,999	10,994	183%	11,065	(71)
Resident fees and services	1,959	691	1,268	184%	1,414	(146)
Expenses:
Depreciation and amortization	16,405	14,497	1,908	13%	1,905	3
Interest	16,427	14,052	2,375	17%	—	2,375
Operating expenses	1,440	499	941	189%	1,015	(74)
General and administrative	4,636	9,363	(4,727)	(50)%	(5,049)	322
Provision for doubtful accounts and loan losses	223	2,972	(2,749)	(92)%	—	(2,749)
Other income (expense):
Other income (expense)	2,400	(100)	2,500	NM	—	2,500
Net (loss) gain on sale of real estate	(52)	1,723	(1,775)	(103)%	—	(1,775)
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of investments/dispositions made after April 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 that is not a direct result of investments/dispositions made after April 1, 2015.
Rental Income
During the three months ended June 30, 2016, we recognized $55.3 million of rental income compared to $49.9 million for the three months ended June 30, 2015. The $5.4 million increase in rental income is primarily due to an increase of $9.5 million from properties acquired after April 1, 2015, offset by a decrease of $3.7 million from properties disposed of after April 1, 2015. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the three months ended June 30, 2016 and 2015.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred dividends on our preferred equity investments. During the three months ended June 30, 2016, we recognized $17.0 million of interest and other income compared to $6.0 million for the three months ended June 30, 2015. The increase of $11.0 million is primarily due to interest income recognized at the default rate and late fees related to our investment in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan. Both loans were fully repaid during the three months ended June 30, 2016.
Resident Fees and Services

During the three months ended June 30, 2016, we recognized $2.0 million of resident fees and services compared to $0.7 million for the three months ended June 30, 2015. The increase of $1.3 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
Depreciation and Amortization
During the three months ended June 30, 2016, we incurred $16.4 million of depreciation and amortization expense compared to $14.5 million for the three months ended June 30, 2015. The $1.9 million net increase in depreciation and amortization was primarily due to an increase of $3.1 million from properties acquired after April 1, 2015, partially offset by a decrease of $1.2 million from properties disposed of after April 1, 2015.

Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2016, we incurred $16.4 million of interest expense compared to $14.1 million for the three months ended June 30, 2015. The $2.3 million net increase is primarily related to (i) a $0.7 million increase in interest expense related to the U.S. dollar term loan, (ii) a $0.8 million increase in interest expense related to the Canadian dollar term loan, (iii) a $0.2 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (iv) a $0.6 million increase in interest expense primarily due to the increased balance outstanding on mortgage note borrowings. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and the Term Loans.

Operating Expenses

During the three months ended June 30, 2016, we recognized $1.4 million of operating expenses compared to $0.5 million for the three months ended June 30, 2015. The increase of $0.9 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the three months ended June 30, 2016, general and administrative expenses were $4.6 million compared to $9.4 million during the three months ended June 30, 2015. The $4.8 million decrease is primarily related to a $5.0 million decrease in acquisition pursuit costs from $5.1 million during the three months ended June 30, 2015 to $0.1 million during the three months ended June 30, 2016, primarily due to the acquisitions of nine senior housing facilities located in Canada (the “Canadian Portfolio”) and three skilled nursing facilities from affiliates of NMS Healthcare (the “NMS Portfolio”) during the three months ended June 30, 2015. This decrease is offset by a $0.2 million increase in legal and professional fees due to the management of the increased number of investments. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity.
Provision for Doubtful Accounts and Loan Losses
During the three months ended June 30, 2016, we recognized $0.2 million in provision for doubtful accounts. Of the $0.2 million provision, $0.6 million is due to an increase in general reserves on straight-line rental income, offset by a $0.4 million decrease in loan loss reserves. During the three months ended June 30, 2015, we recognized $3.0 million of provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant.
Other Income (Expense)
During the three months ended June 30, 2016, we recognized $2.4 million of other income primarily due to a lease termination payment related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities, two of which were sold as of June 30, 2016. During the three months ended June 30, 2015, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties.
Net (Loss) Gain on Sales of Real Estate
During the three months ended June 30, 2016, we recognized a loss on the sale of real estate of $0.1 million related to the disposition of one acute care hospital. During the three months ended June 30, 2015, we recognized a gain on the sale of real estate of $1.7 million related to the disposition of one skilled nursing facility. See Note 4, “Dispositions” for additional information.

Comparison of results of operations for the six months ended June 30, 2016 versus the six months ended June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2016	2015
Revenues:
Rental income	$110,609	$99,401	$11,208	11%	$11,446	$(238)
Interest and other income	22,325	11,383	10,942	96%	11,393	(451)
Resident fees and services	3,874	1,374	2,500	182%	2,758	(258)
Expenses:
Depreciation and amortization	34,171	28,647	5,524	19%	5,539	(15)
Interest	33,345	27,932	5,413	19%	—	5,413
Operating expenses	2,852	997	1,855	186%	1,984	(129)
General and administrative	9,350	15,724	(6,374)	(41)%	(5,270)	(1,104)
Provision for doubtful accounts and loan losses	2,746	4,116	(1,370)	(33)%	—	(1,370)
Impairment of real estate	29,811	—	29,811	NM	—	29,811
Other (expense) income:
Loss on extinguishment of debt	(556)	—	(556)	NM	—	(556)
Other income (expense)	2,400	(200)	2,600	NM	—	2,600
Net (loss) gain on sale of real estate	(4,654)	1,723	(6,377)	(370)%	—	(6,377)
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of investments/dispositions made after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 that is not a direct result of investments/dispositions made after January 1, 2015.
Rental Income
During the six months ended June 30, 2016, we recognized $110.6 million of rental income compared to $99.4 million for the six months ended June 30, 2015. The $11.2 million increase in rental income is primarily due to an increase of $19.2 million from properties acquired after January 1, 2015, offset by a decrease of $7.8 million from properties disposed of after January 1, 2015. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the six months ended June 30, 2016 and 2015.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred dividends on our preferred equity investments. During the six months ended June 30, 2016, we recognized $22.3 million of interest and other income compared to $11.4 million for the six months ended June 30, 2015. The $10.9 million increase is primarily due to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the six months ended June 30, 2016. Both loans were repaid during the six months ended June 30, 2016.
Resident Fees and Services

During the six months ended June 30, 2016, we recognized $3.9 million of resident fees and services compared to $1.4 million for the six months ended June 30, 2015. The increase of $2.5 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
Depreciation and Amortization
During the six months ended June 30, 2016, we incurred $34.2 million of depreciation and amortization expense compared to $28.6 million for the six months ended June 30, 2015. The $5.6 million net increase in depreciation and amortization was primarily due to an increase of $6.6 million from properties acquired after January 1, 2015, partially offset by a decrease of $1.0 million from properties disposed of after January 1, 2015.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2016, we incurred $33.3 million of interest expense compared to $27.9 million for the six months ended June 30, 2015. The $5.4 million net increase is primarily related to (i) a $1.3 million increase in interest expense related to the U.S. dollar term loan, (ii) a $1.7 million increase in interest expense related to the Canadian dollar term loan, (iii) a $1.2 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (iv) a $1.2 million increase in interest expense primarily due to the increased balance outstanding on mortgage note borrowings. See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and the Term Loans.

Operating Expenses

During the six months ended June 30, 2016, we recognized $2.9 million of operating expenses compared to $1.0 million for the six months ended June 30, 2015. The increase of $1.9 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the six months ended June 30, 2016, general and administrative expenses were $9.4 million compared to $15.7 million during the six months ended June 30, 2015. The $6.3 million decrease is primarily related to (i) a $0.5 million decrease of non-RIDEA facility operating expenses associated with transitioning two assets to new operators in 2015, (ii) a $5.3 million decrease in acquisition pursuit costs from $5.4 million during the six months ended June 30, 2015 to $0.2 million during the six months ended June 30, 2016, primarily due to the acquisitions of the Canadian Portfolio and NMS Portfolio during the six months ended June 30, 2015 and (iii) a $1.0 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $4.7 million during the six months ended June 30, 2015 to $3.7 million during the six months ended June 30, 2016, is primarily due to the change in performance-based vesting assumptions on management's equity compensation. These decreases are offset by a $0.4 million increase in legal and professional fees due to the management of the increased number of investments. We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the six months ended June 30, 2016, we recognized $2.7 million in provision for doubtful accounts and loan losses. Of the $2.7 million provision, $0.8 million is due to an increase in general reserves on straight-line rental income and $1.9 million related to an increase in loan loss reserves. During the six months ended June 30, 2015, we recognized $4.1 million of provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant.
Impairment of Real Estate
During the six months ended June 30, 2016, we recognized $29.8 million of impairment of real estate related to the sale of an acute care hospital. See Note 4, “ Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information. No impairment of real estate was recognized during the six months ended June 30, 2015.
Loss on Extinguishment of Debt
During the six months ended June 30, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below). We did not recognize any loss on extinguishment of debt during the six months ended June 30, 2015.
Other Income (Expense)
During the six months ended June 30, 2016, we recognized $2.4 million of other income primarily due to a lease termination payment related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities, two of which were sold as of June 30, 2016. During the six months ended June 30, 2015, we recognized $0.2 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to one acquisition of real estate properties.
Net (Loss) Gain on Sales of Real Estate
During the six months ended June 30, 2016, we recognized a loss on the sales of real estate of $4.7 million related to the disposition of one skilled nursing facility and one acute care hospital. See Note 4, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information. During the six months ended June 30, 2015, we recognized a gain on the sale of real estate of $1.7 million related to the disposition of one skilled nursing facility.
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
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2016 and 2015, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$34,915	$14,275	$16,643	$31,164
Depreciation and amortization of real estate assets	16,405	14,497	34,171	28,647
Net loss (gain) on sale of real estate	52	(1,723)	4,654	(1,723)
Impairment of real estate	—	—	29,811	—

FFO attributable to common stockholders	51,372	27,049	85,279	58,088

Acquisition pursuit costs	82	5,131	171	5,441
Stock-based compensation expense	1,834	1,754	3,652	4,672
Straight-line rental income adjustments	(5,524)	(6,178)	(11,117)	(11,834)
Amortization of deferred financing costs	1,273	1,268	2,494	2,529
Non-cash portion of loss on extinguishment of debt	—	—	556	—
Change in fair value of contingent consideration	(50)	100	(50)	200
Provision for doubtful straight-line rental income and loan losses	92	1,434	2,615	1,855
Other non-cash adjustments	248	125	497	263

AFFO attributable to common stockholders	$49,327	$30,683	$84,097	$61,214

FFO attributable to common stockholders per diluted common share	$0.78	$0.45	$1.30	$0.98

AFFO attributable to common stockholders per diluted common share	$0.75	$0.51	$1.28	$1.02

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,503,383	59,543,781	65,454,337	59,510,164

AFFO attributable to common stockholders	65,784,776	59,742,209	65,783,312	59,733,598

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
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the three and six months ended June 30, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below). This entire amount is included in FFO for the three and six months ended June 30, 2016.

•
During the three and six months ended June 30, 2016, we recognized $0.2 million and $2.7 million, respectively, in provision for doubtful accounts. General reserves on straight-line rental income increased by $0.6 million and $0.8 million, respectively, during the three and six months ended June 30, 2016 and reserves on loan losses decreased by $0.4 million and increased by $1.9 million, respectively, during the three and six months ended June 30, 2016. These amounts in their entirety are included in FFO for the three and six months ended June 30, 2016 and $0.1 million is included in AFFO for the three and six months ended June 30, 2016.

•
During the three and six months ended June 30, 2016, we recognized $2.4 million of other income primarily due to a lease termination payment related to a memorandum of understanding entered into with Genesis regarding five Gensis facilities. This entire amount is included in FFO for the three and six months ended June 30, 2016 and $2.3 million is included in AFFO for the three and six months ended June 30, 2016.

•
During the three and six months ended June 30, 2015, we recognized $4.3 million of acquisition pursuit costs not typically incurred related to the acquisitions of the Canadian Portfolio and NMS Portfolio. This entire amount is included in FFO for the three and six months ended June 30, 2015.

•
During the three and six months ended June 30, 2015, we recognized $3.0 million and $4.1 million, respectively, in provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant. This entire amount is included in FFO for the three and six months ended June 30, 2015 and $1.5 million and $2.3 million is included in AFFO for the three and six months ended June 30, 2015, respectively.

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

Liquidity and Capital Resources
As of June 30, 2016, we had approximately $603.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $103.8 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $500.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from U.S. $745.0 million plus CAD $125.0 million), subject to terms and conditions.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $94.5 million for the six months ended June 30, 2016. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses, including acquisition pursuit costs. We expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the six months ended June 30, 2016, net cash provided by investing activities was $256.0 million and consisted of $193.9 million in repayments of loans receivable and $75.5 million in sales proceeds related to the disposition of one skilled nursing/transitional care facility and one acute care hospital, partially offset by $6.3 million used to provide additional funding for existing loans receivable, $6.2 million used to fund new and existing preferred equity investments and $0.9 million used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.
Cash Flows from Financing Activities
During the six months ended June 30, 2016, net cash used in financing activities was $254.2 million and included $69.4 million in proceeds from the Term Loans. The proceeds were partially offset by $1.3 million of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, $59.3 million of dividends paid to stockholders, $2.1 million of principal repayments of mortgage notes payable and $5.9 million of payments for deferred financing costs primarily associated with the Credit Facility. In addition, during the six months ended June 30, 2016, we repaid a net amount of $255.0 million on our Revolving Credit Facility.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes and the 2023 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2016, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
The Credit Facility includes a Revolving Credit Facility and the Term Loans. The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases our U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions.
The obligations of the Borrowers under the Credit Facility are guaranteed by us and certain of our subsidiaries.
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of June 30, 2016, we were in compliance with all applicable covenants under the Credit Facility.
Mortgage Indebtedness
Of our 178 properties held for investment, 21 are subject to mortgage indebtedness to third parties that, as of June 30, 2016, totaled approximately $177.0 million. As of June 30, 2016 and December 31, 2015, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2016 (1)	Principal Balance as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at June 30, 2016 (2)	Maturity Date
Fixed Rate	$176,996	$177,850	4.01%	December 2021 - August 2051
(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.

Capital Expenditures
There were $0.9 million and $1.0 million of capital expenditures for the six months ended June 30, 2016 and 2015, respectively. The capital expenditures for the six months ended June 30, 2016 and 2015 include $0.1 million and $11,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $4.0 million, and that such expenditures will principally be for improvements to our facilities, which result in incremental rental income, and corporate capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings under our Revolving Credit Facility.
Dividends
We paid dividends of $59.3 million on our common and preferred stock during the six months ended June 30, 2016. On August 1, 2016, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on August 31, 2016 to common stockholders of record as of August 15, 2016. Also on August 1, 2016, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 31, 2016 to preferred stockholders of record as of the close of business on August 15, 2016.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 178 real estate properties held for investment as of June 30, 2016 is diversified by location across the United States and Canada.
As of June 30, 2016, our three largest tenants, Genesis, Holiday and NMS Healthcare, represented 33.6%, 16.6% and 10.4%, respectively, of our annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of June 30, 2016. The obligations under all three master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of June 30, 2016, 58.8% of our annualized revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
On July 29, 2016, CMS released final fiscal year 2017 Medicare rates for skilled nursing facilities providing a net increase of 2.4% over fiscal year 2016 payments (comprised of a market basket increase of 2.7% less the productivity adjustment of 0.3%). The new payment rates will become effective on October 1, 2016.

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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, Term Loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of June 30, 2016 (in thousands):

		July 1 Through		Year Ending December 31,
	Total	December 31, 2016	2017	2018	2019	2020	After 2020
Mortgage indebtedness (1)	$273,051	$5,247	$10,494	$10,494	$10,494	$10,494	$225,828
Revolving Credit Facility (2)(3)	5,388	767	1,521	1,521	1,521	58	—
Term Loans	383,614	4,674	9,271	9,271	9,271	9,296	341,831
Senior Notes (4)	912,750	19,125	38,250	38,250	38,250	38,250	740,625
Contingent consideration	2,300	—	2,300		—	—	—
Operating lease	1,359	92	191	200	209	219	448
Total	$1,578,462	$29,905	$62,027	$59,736	$59,745	$58,317	$1,308,732

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $96.1 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Revolving Credit Facility is subject to two six-month extension options.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $212.8 million.
In addition to the above, as of June 30, 2016, we have committed to provide up to $3.5 million of future funding related to two preferred equity investments and one loan receivable investment. The loan receivable investment has a maturity date in March 2021.
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
Interest rate risk. As of June 30, 2016, our indebtedness included $700.0 million aggregate principal amount of Senior Notes outstanding, $177.0 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $341.5 million in Term Loans and no amounts outstanding under the Revolving Credit Facility. As of June 30, 2016, we had $341.5 million of outstanding variable rate indebtedness. In addition, as of June 30, 2016, we had $500.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate cap or swap agreements. As of June 30, 2016, we had two interest rate derivative instruments: a 2.0% interest rate cap on $200.0 million of LIBOR–based borrowings and an interest rate swap that fixes the CDOR portion of the interest rate for CAD $90.0 million of CDOR-based borrowings at 1.59%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap and cap derivative instruments and assuming no other changes in the outstanding balance as of June 30, 2016, interest expense would increase by $2.7 million for the twelve months following June 30, 2016. As of June 30, 2016, the index underlying our variable rate mortgages was below 100 basis points and if this index was reduced to zero during the twelve months following June 30, 2016, interest expense on our variable rate debt would decrease by $1.3 million.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $148.6 million and cross currency swap instruments. Based on our operating results for the three months ended June 30, 2016, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2016, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On July 29, 2016, we entered into a memorandum of understanding with Genesis to market for sale up to 29 facilities currently leased to Genesis.  Upon the sales of the facilities, annual rental amounts paid to the Company by Genesis will be reduced by an amount equal to 7.5% of the net proceeds that the Company receives on the sales. In addition, the memorandum of understanding calls for the laddering of maturities under leases with Genesis, resulting in 30% of revenues from Genesis leases maturing by the end of 2021, compared to 77% currently.  Unless extended, the memorandum of understanding will automatically terminate with respect to any remaining facilities if a contract for the sale of such facilities has not been executed and consummated on or before October 31, 2017.

 Also on July 29, 2016, we amended and restated our memorandum of understanding with Genesis regarding five Genesis facilities, pursuant to which (a) Genesis is required to make payments totaling $20 million to us (of which $5,000,000 was paid on April 1, 2016, $5,000,000 was paid on July 1, 2016 and $10,000,000 is scheduled to be paid on or before March 31, 2017) and (b) annual rental amounts paid to us by Genesis are reduced by $125,000 effective July 1, 2016 and will be reduced by an additional $1,850,000 upon receipt of the final $10,000,000 payment).  If any of the five facilities have not been sold on or before March 31, 2017, then Genesis may elect to voluntarily close such remaining unsold facilities.  Two of the facilities subject to this memorandum of understanding were sold as of June 30, 2016.

Also on July 29, 2016, we amended and restated our memorandum of understanding with Genesis to market for sale three facilities currently leased to Genesis, pursuant to which upon the sales of the facilities, annual rental amounts paid to us by Genesis will be reduced by an amount equal to 2.5% of the net proceeds that we receive on the sales.  If any of the three facilities have not been sold on or before March 31, 2017, then Genesis may elect to voluntarily close such remaining unsold facilities.

If all the sales contemplated by the three memoranda of understanding with Genesis are completed, the number of facilities leased to Genesis will decrease to 43, compared to 78 as of June 30, 2016.

The memoranda of understanding with Genesis are filed as Exhibits 10.2, 10.3, and 10.4 to this 10-Q and are incorporated herein by this reference.  This description of the material terms of the memoranda of understanding is qualified in its entirety by reference to such exhibits.

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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

10.1*+	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 15, 2016.

10.2*	Agreement Regarding Disposition of Assets and Lease Amendments, dated July 29, 2016.

10.3*	Amended and Restated Memorandum of Understanding (Buy-Out Facilities), dated July 29, 2016.

10.4*	Amended and Restated Memorandum of Understanding (Sale Facilities), dated July 29, 2016.

10.5*
Form of Second Amended and Restated Guaranty of Lease, dated July 29, 2016, by Genesis Healthcare, Inc. in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Lease Agreements, dated December 1, 2012, as amended.

10.6*	Form of Amendment to Master Lease, dated July 29, 2016, by and among subsidiaries of Sabra Health Care REIT, Inc., subsidiaries of Genesis Healthcare, Inc. and Genesis Healthcare, Inc.

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

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

SABRA HEALTH CARE REIT, INC.

Date: August 1, 2016	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2016	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)