Form 10-Q
period 2016-09-30
Sabra Health Care REIT, Inc.
filed 2016-11-02
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, there were 65,259,836 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $272,953 and $237,841 as of September 30, 2016 and December 31, 2015, respectively	$1,999,778	$2,039,616
Loans receivable and other investments, net	94,466	300,177
Cash and cash equivalents	19,674	7,434
Restricted cash	9,150	9,813
Prepaid expenses, deferred financing costs and other assets, net	116,353	111,797
Total assets	$2,239,421	$2,468,837

Liabilities
Mortgage notes, net	$162,130	$174,846
Revolving credit facility	—	255,000
Term loans, net	337,641	264,229
Senior unsecured notes, net	687,607	685,704
Accounts payable and accrued liabilities	38,156	35,182
Total liabilities	1,225,534	1,414,961

Commitments and contingencies (Note 14)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,259,836 and 65,182,335 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	653	652
Additional paid-in capital	1,207,487	1,202,541
Cumulative distributions in excess of net income	(184,969)	(142,148)
Accumulated other comprehensive loss	(9,382)	(7,333)
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,013,847	1,053,770
Noncontrolling interests	40	106
Total equity	1,013,887	1,053,876
Total liabilities and equity	$2,239,421	$2,468,837
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$56,833	$53,173	$167,442	$152,574
Interest and other income	3,157	6,211	25,482	17,594
Resident fees and services	1,937	550	5,811	1,924

Total revenues	61,927	59,934	198,735	172,092

Expenses:
Depreciation and amortization	17,102	16,306	51,273	44,953
Interest	15,794	15,176	49,139	43,108
Operating expenses	1,404	444	4,256	1,442
General and administrative	6,171	3,547	15,521	19,270
Provision for doubtful accounts and loan losses	540	2,489	3,286	6,605
Impairment of real estate	—	—	29,811	—

Total expenses	41,011	37,962	153,286	115,378

Other income (expense):
Loss on extinguishment of debt	—	—	(556)	—
Other income (expense)	2,945	(100)	5,345	(300)
Net gain (loss) on sale of real estate	1,451	(3,838)	(3,203)	(2,115)

Total other income (expense)	4,396	(3,938)	1,586	(2,415)

Net income	25,312	18,034	47,035	54,299

Net loss attributable to noncontrolling interests	25	27	66	47

Net income attributable to Sabra Health Care REIT, Inc.	25,337	18,061	47,101	54,346

Preferred stock dividends	(2,561)	(2,561)	(7,682)	(7,682)

Net income attributable to common stockholders	$22,776	$15,500	$39,419	$46,664

Net income attributable to common stockholders, per:

Basic common share	$0.35	$0.24	$0.60	$0.76

Diluted common share	$0.35	$0.24	$0.60	$0.76

Weighted-average number of common shares outstanding, basic	65,312,288	65,160,290	65,285,591	61,244,991

Weighted-average number of common shares outstanding, diluted	65,591,428	65,398,175	65,470,589	61,468,603

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$25,312	$18,034	$47,035	$54,299
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(500)	970	(749)	375
Unrealized gain (loss) on cash flow hedges	398	(1,781)	(1,300)	(4,470)

Total other comprehensive loss	(102)	(811)	(2,049)	(4,095)

Comprehensive income	25,210	17,223	44,986	50,204

Comprehensive loss attributable to noncontrolling interest	25	27	66	47

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$25,235	$17,250	$45,052	$50,251
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	54,346	—	54,346	(47)	54,299
Other comprehensive loss	—	—	—	—	—	—	(4,095)	(4,095)	—	(4,095)
Amortization of stock-based compensation	—	—	—	—	5,872	—	—	5,872	—	5,872
Common stock issuance, net	—	—	6,087,055	61	142,386	—	—	142,447	—	142,447
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.19 per share)	—	—	—	—	—	(73,420)	—	(73,420)	—	(73,420)
Balance, September 30, 2015	5,750,000	$58	65,134,056	$651	$1,201,859	$(137,597)	$(5,637)	$1,059,334	$(90)	$1,059,244

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net income (loss)	—	—	—	—	—	47,101	—	47,101	(66)	47,035
Other comprehensive loss	—	—	—	—	—	—	(2,049)	(2,049)	—	(2,049)
Amortization of stock-based compensation	—	—	—	—	6,775	—	—	6,775	—	6,775
Common stock issuance, net	—	—	108,731	1	(1,104)	—	—	(1,103)	—	(1,103)
Repurchase of common stock	—	—	(31,230)	—	(725)	—	—	(725)	—	(725)
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.25 per share)	—	—	—	—	—	(82,240)	—	(82,240)	—	(82,240)
Balance, September 30, 2016	5,750,000	$58	65,259,836	$653	$1,207,487	$(184,969)	$(9,382)	$1,013,847	$40	$1,013,887

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$47,035	$54,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,273	44,953
Non-cash interest income adjustments	549	343
Amortization of deferred financing costs	3,767	3,829
Stock-based compensation expense	6,137	5,389
Amortization of debt discount	81	77
Loss on extinguishment of debt	556	—
Straight-line rental income adjustments	(16,710)	(18,272)
Provision for doubtful accounts and loan losses	3,286	6,605
Change in fair value of contingent consideration	50	300
Net loss on sales of real estate	3,203	2,115
Impairment of real estate	29,811	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,381	(15,035)
Accounts payable and accrued liabilities	6,217	(2,410)
Restricted cash	(2,820)	(3,078)

Net cash provided by operating activities	133,816	79,115
Cash flows from investing activities:
Acquisitions of real estate	(109,619)	(386,572)
Origination and fundings of loans receivable	(9,478)	(26,207)
Origination and fundings of preferred equity investments	(6,845)	(9,281)
Additions to real estate	(901)	(1,596)
DIP loan fundings	—	(3,302)
Repayment of loans receivable	214,947	3,285
Release of contingent consideration held in escrow	—	5,240
Net proceeds from the sale of real estate	85,449	15,752

Net cash provided by (used in) investing activities	173,553	(402,681)
Cash flows from financing activities:
Net (repayments of) proceeds from revolving credit facility	(255,000)	136,000
Proceeds from term loans	69,360	73,242
Proceeds from mortgage notes	—	28,735
Principal payments on mortgage notes	(13,756)	(2,184)
Payments of deferred financing costs	(5,933)	(1,314)
Issuance of common stock, net	(1,289)	139,617
Dividends paid on common and preferred stock	(89,283)	(80,619)

Net cash (used in) provided by financing activities	(295,901)	293,477

Net increase (decrease) in cash and cash equivalents	11,468	(30,089)
Effect of foreign currency translation on cash and cash equivalents	772	(231)
Cash and cash equivalents, beginning of period	7,434	61,793

Cash and cash equivalents, end of period	$19,674	$31,473
Supplemental disclosure of cash flow information:
Interest paid	$49,009	$43,405
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage indebtedness	$—	$19,677
Real estate acquired through loan receivable foreclosure	$10,100	$—
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
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
As of September 30, 2016, the Company determined it was the primary beneficiary of two senior housing facilities and has consolidated the operations of these facilities in the accompanying condensed consolidated financial statements. As of September 30, 2016, the Company determined that operations of these facilities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2016, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 provides specific guidance on the following eight specific cash flow classification issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will reduce the current and potential future diversity in practice of cash flow classifications. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.     RECENT REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2016, the Company acquired one skilled nursing/transitional care facility and three senior housing facilities. During the nine months ended September 30, 2015, the Company acquired three skilled nursing/transitional care facilities and 19 senior housing facilities. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Land	$5,521	$26,855
Building and Improvements	102,094	372,031
Tenant Origination and Absorption Costs	1,565	5,481
Tenant Relationship	439	1,881

Total Consideration	$109,619	$406,248

As of September 30, 2016, the purchase price allocation for one senior housing facility acquired during the nine months ended September 30, 2016 is preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore is subject to change.
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective date of acquisition of 15 years and 25 years, respectively.
For the three and nine months ended September 30, 2016, the Company recognized $1.7 million of total revenues and $0.1 million of net income attributable to common stockholders from properties acquired during the nine months ended September 30, 2016. These amounts include acquisition pursuit costs of $1.1 million.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	102	11,503	$1,083,054	$(194,853)	$888,201
Senior Housing	79	7,059	1,127,631	(67,924)	1,059,707
Acute Care Hospital	1	70	61,640	(9,926)	51,714
	182	18,632	2,272,325	(272,703)	1,999,622
Corporate Level			406	(250)	156
			$2,272,731	$(272,953)	$1,999,778
As of December 31, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	103	11,515	$1,051,189	$(174,662)	$876,527
Senior Housing	75	6,710	1,050,162	(45,800)	1,004,362
Acute Care Hospitals	2	124	175,807	(17,127)	158,680
	180	18,349	2,277,158	(237,589)	2,039,569
Corporate Level			299	(252)	47
			$2,277,457	$(237,841)	$2,039,616

	September 30, 2016	December 31, 2015
Building and improvements	$1,962,520	$1,954,129
Furniture and equipment	85,423	97,840
Land improvements	3,888	3,594
Land	220,900	221,894
	2,272,731	2,277,457
Accumulated depreciation	(272,953)	(237,841)
	$1,999,778	$2,039,616
Contingent Consideration Arrangements
In connection with four of its real estate acquisitions, the Company entered into contingent consideration arrangements. Under the contingent consideration arrangements, the Company may pay out additional amounts based on incremental value created through the improvement of operations of the acquired facility (a contingent consideration liability) or may be entitled to receive a portion of the original purchase price of the acquired facility if the facility does not meet certain performance hurdles (a contingent consideration asset). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The estimated value of the contingent consideration asset at the time of purchase was $0. The contingent consideration amounts would be determined based on portfolio performance and the tenant achieving certain performance hurdles during 2016 through 2018. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the portfolio achieving the incremental value and then applied an appropriate discount rate. As of September 30, 2016, based on the potential future performance of these facilities, the contingent consideration liabilities had an estimated value of $2.4 million, which amount is included in accounts payable in the accompanying condensed consolidated balance sheet, and the contingent consideration asset had an estimated value of $0. During the three and nine months ended September 30, 2016, the Company recorded an adjustment to increase the contingent consideration arrangements by $0.1 million and included this amount in other income (expense) on the accompanying condensed consolidated statements of income.
Operating Leases
As of September 30, 2016, all of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from one to 16 years. As of September 30, 2016, the leases had a weighted-average remaining term of 9 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $2.1 million as of September 30, 2016 and $1.3 million as of December 31, 2015. As of September 30, 2016, the Company had a $3.2 million reserve for unpaid cash rents and a $1.4 million reserve associated with accumulated straight-line rental income. As of December 31, 2015, the Company had a $3.5 million reserve for unpaid cash rents and a $5.3 million reserve associated with accumulated straight-line rental income. As of September 30, 2016, the Company's three largest tenants, Genesis, Holiday and NMS Healthcare, represented 32.6%, 16.3% and 12.4%, respectively, of the Company's annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of September 30, 2016.
The Company has entered into memoranda of understanding with Genesis to jointly market for sale 35 skilled nursing facilities and make certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Marketing of these 35 facilities is ongoing and is expected to be completed over the next several quarters.
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
As of September 30, 2016, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

October 1, 2016 through December 31, 2016	$52,272
2017	212,373
2018	217,914
2019	224,207
2020	230,351
Thereafter	1,306,497
$2,243,614

5.    DISPOSITIONS
2016 Dispositions
During the nine months ended September 30, 2016, the Company completed the sale of two skilled nursing/transitional care facilities and one acute care hospital for aggregate consideration of $85.4 million after selling expenses of $2.3 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $88.6 million, resulting in an aggregate $3.2 million loss on sale.
 Excluding the net loss on sale and real estate impairment, the Company recognized $0.8 million and $3.1 million of net loss from these facilities during the nine months ended September 30, 2016 and 2015, respectively. The sale of these facilities does not represent a strategic shift that has and is not expected to have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.
2015 Dispositions
During the nine months ended September 30, 2015, the Company completed the sale of three skilled nursing/transitional care facilities and one senior housing facility for aggregate consideration of $16.3 million. The carrying value of the assets and liabilities of these facilities was $18.4 million, which resulted in an aggregate $2.1 million loss on sale.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2016 and December 31, 2015, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						September 30, 2016
Investment	Quantity	Facility Type	Principal Balance as of September 30, 2016 (1)	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Dates
Loans Receivable:
Mortgage	5	Skilled Nursing / Senior Housing	$38,492	$38,534	$166,277	9.1%	8.9%	11/07/16- 3/31/21
Construction	1	Senior Housing	590	637	75,201	8.0%	7.7%	3/31/21
Mezzanine	1	Senior Housing	9,640	9,660	15,613	11.0%	10.8%	08/31/17
Pre-development	3	Senior Housing	3,926	3,959	3,768	9.0%	7.6%	1/28/17 - 9/09/17
Debtor-in-possession	1	Acute Care Hospital	1,823	1,823	13,625	5.0%	5.0%	NA

	11		54,471	54,613	274,484	9.3%	9.1%

Loan loss reserve			—	(3,120)	(4,300)

			$54,471	$51,493	$270,184
Other Investments:
Preferred Equity	11	Skilled Nursing / Senior Housing	42,594	42,973	29,993	12.9%	12.9%	N/A

Total	22		$97,065	$94,466	$300,177	10.9%	10.8%

(1) Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
During the nine months ended September 30, 2016, the Company received aggregate proceeds of $196.1 million, consisting of outstanding principal balance of $170.8 million and $25.3 million of accrued and unpaid interest and fees, in final repayments of the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan.
As of September 30, 2016, the Company considered three loan receivable investments to be impaired. The principal balances of the impaired loans were $18.4 million and $30.0 million as of September 30, 2016 and December 31, 2015, respectively. The Company recorded a provision for loan losses related to these loans of $0.2 million and $3.5 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, these three loan receivable investments were on nonaccrual status. During the three and nine months ended September 30, 2016, the Company increased its provision for portfolio-based loan losses by $50,000 and decreased it by $1.4 million, respectively. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $2.7 million and $0.4 million, respectively, as of September 30, 2016. The Company did not record any specific loan loss reserve or portfolio-based loan loss reserve during the three and nine months ended September 30, 2015.

7.    DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2016 (1)	Principal Balance as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at September 30, 2016 (2)	Maturity Date
Fixed Rate	$165,045	$177,850	3.86%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.

Mortgage Debt Repayment. In August 2016, the Company repaid a $10.7 million fixed rate mortgage note having an interest rate of 5.60%.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2016 (1)	December 31, 2015 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Principal balance does not include discount of $0.5 million and $0.6 million as of September 30, 2016 and December 31, 2015, respectively, and also excludes deferred financing costs of $11.9 million and $13.7 million as of September 30, 2016 and December 31, 2015, respectively.
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
The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 12, “Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require us to comply with specified restrictive covenants. As of September 30, 2016, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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

The Credit Facility includes a revolving credit facility (the “Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases the Company's U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions. In addition, the Canadian dollar term loan was re-designated as a net investment hedge (see Note 8, “Derivative and Hedging Instruments” for further information).

The Revolving Credit Facility has a maturity date of January 14, 2020, and includes two six-month extension options. The Term Loans have a maturity date of January 14, 2021.

As of September 30, 2016, there were no amounts outstanding under the Revolving Credit Facility and $500.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the "Base Rate"). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. As of September 30, 2016, the interest rate on the Revolving Credit Facility was 2.53%. In addition, the Operating Partnership pays an unused facility fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility. During the three and nine months ended September 30, 2016, the Company incurred $23,000 and $2.3 million, respectively, in interest expense on amounts outstanding under the Revolving Credit Facility. During the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $0.9 million, respectively, of unused facility fees.

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

On June 10, 2015, concurrently with entering into the Prior Canadian Term Loan, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this CAD $90.0 million term loan at 1.59%. In addition, the Prior Canadian Term Loan was designated as a net investment hedge (see Note 8, “Derivative and Hedging Instruments” for further information). On August 10, 2016, the Company entered into two interest rate swap agreements to fix the LIBOR portion of the interest rate for its $245.0 million U.S. dollar term loan at 0.90% and one interest rate swap agreement to fix the CDOR portion on CAD $35.0 million of its Canadian dollar term loan at 0.93%. In addition, the Company terminated the five-year interest rate cap contract that capped LIBOR at 2.0%.

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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2016, the Company was in compliance with all applicable financial covenants under the Credit Facility.

Interest Expense
During the three and nine months ended September 30, 2016, the Company incurred interest expense of $15.8 million and $49.1 million, respectively, and $15.2 million and $43.1 million during the three and nine months ended September 30, 2015, respectively. Interest expense includes financing costs amortization of $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had $9.6 million and $13.3 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2016 (in thousands):

	Mortgage Indebtedness	Term Loans	Senior Notes	Total
October 1, 2016 through December 31, 2016	$1,013	$—	$—	$1,013
2017	4,139	—	—	4,139
2018	4,277	—	—	4,277
2019	4,420	—	—	4,420
2020	4,568	—	—	4,568
Thereafter	146,628	340,112	700,000	1,186,740
Total Principal Balance	165,045	340,112	700,000	1,205,157
Discount	—	—	(543)	(543)
Deferred financing costs	(2,915)	(2,471)	(11,850)	(17,236)
Total Debt, net	$162,130	$337,641	$687,607	$1,187,378

8.    DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Approximately $3.6 million of losses, which are included in accumulated other comprehensive loss, as of September 30, 2016, are expected to be reclassified into earnings in the next 12 months. During the nine months ended September 30, 2016, the Company terminated its interest rate cap, generating cash proceeds of $0.3 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2019.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$245,000	$200,000
Denominated in Canadian Dollars	$125,000	$90,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$90,000
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2016 and December 31, 2015 (in thousands):

			September 30, 2016	December 31, 2015	Maturity Dates
Type	Designation	Count	Fair Value			Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	—	$—	$1,695	2019	Prepaid expenses, deferred financing costs and other assets, net
Interest rate swap	Cash Flow	2	452	—	2021	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	3,173	5,392	2025	Prepaid expenses, deferred financing costs and other assets, net
			$3,625	$7,087

Liabilities:
Interest rate swap	Cash Flow	2	$1,724	$1,468	2020 - 2021	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	95,112	64,890	2020	Term loans, net
			$96,836	$66,358

The following presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2016:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Income Statement Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cash Flow Hedges:
Interest Rate Products	$(40)	$(1,991)	$(2,019)	$(4,626)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	102	4,600	(2,118)	4,436	N/A
CAD Term Loan	1,363	(5,733)	(5,863)	(6,129)	N/A

	$1,425	$(3,124)	$(10,000)	$(6,319)

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Income Statement Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cash Flow Hedges:
Interest Rate Products	$(413)	$(136)	$(802)	$(161)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	—	—	—	—	N/A
CAD Term Loan	—	—	—	—	N/A

	$(413)	$(136)	$(802)	$(161)

During the three and nine months ended September 30, 2016, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.4 million of unrealized gains related to its interest rate swaps to other income (expense) in the condensed consolidated statements of income.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,625	$—	$3,625	$(1,607)	$—	$2,018
Offsetting Liabilities:
Derivatives	$1,724	$—	$1,724	$(1,607)	$—	$117

	As of December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,087	$—	$7,087	$(1,468)	$—	$5,619
Offsetting Liabilities:
Derivatives	$1,468	$—	$1,468	$(1,468)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.4 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at

September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $0.4 million.

9.    FAIR VALUE DISCLOSURES

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2016			December 31, 2015
	Carrying Amount (1)	Face Value (2)	Fair Value	Carrying Amount (1)	Face Value (2)	Fair Value
Financial assets:
Loans receivable	$54,613	$54,471	$55,485	$270,184	$273,811	$274,628
Preferred equity investments	42,973	42,594	45,538	29,993	29,643	30,838
Financial liabilities:
Senior Notes	687,607	700,000	726,000	685,704	700,000	718,500
Mortgage indebtedness	162,130	165,045	161,922	174,846	177,850	165,296

(1) Carrying amounts represent the book value of financial instruments and are net of unamortized premiums (discounts) and deferred financing costs.
(2) Face value represents amounts contractually due under the terms of the respective agreements.

The Company determined the fair value of financial instruments as of September 30, 2016 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$55,485	$—	$—	$55,485
Preferred equity investments	45,538	—	—	45,538
Financial liabilities:
Senior Notes	726,000	—	726,000	—
Mortgage indebtedness	161,922	—	—	161,922
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
Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2016, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$452	$—	$452	$—
Cross currency swap	3,173	—	3,173	—
Financial liabilities:
Contingent consideration liability	2,400	—	—	2,400
Interest rate swap	1,724	—	1,724	—
The Company entered into contingent consideration arrangements as a result of four acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration arrangements, the Company used significant inputs not observable in the market to estimate the contingent consideration. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the tenant and the resulting payout from these scenarios.  As of September 30, 2016, the total contingent consideration liability was valued at $2.4 million and the contingent consideration asset was valued at $0.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2015	$2,700
Decrease in contingent consideration liability	(300)
Balance as of September 30, 2016	$2,400
The following reconciliation provides the details of activity for contingent consideration asset recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2015	$350
Decrease in contingent consideration asset	(350)
Balance as of September 30, 2016	$—
A corresponding amount equal to the decrease in contingent consideration liability and asset were included as other income on the accompanying condensed consolidated statements of income for the nine months ended September 30, 2016.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At September 30, 2016, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2016:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2016	February 16, 2016	$0.41	February 29, 2016
May 2, 2016	May 16, 2016	0.42	May 31, 2016
August 1, 2016	August 15, 2016	0.42	August 31, 2016
During the nine months ended September 30, 2016, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2015 Bonus Plan pursuant to an election by certain participants to receive their bonus in the form of an equity award.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the nine months ended September 30, 2016, pursuant to advance elections made by certain participants, the Company incurred $1.1 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation	$(2,183)	$(1,433)
Unrealized losses on cash flow hedges	(7,199)	(5,900)

Total accumulated other comprehensive loss	$(9,382)	$(7,333)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income attributable to common stockholders	$22,776	$15,500	$39,419	$46,664

Denominator
Basic weighted average common shares and common equivalents	65,312,288	65,160,290	65,285,591	61,244,991
Dilutive restricted stock units	279,140	237,885	184,998	223,612

Diluted weighted average common shares	65,591,428	65,398,175	65,470,589	61,468,603

Net income attributable to common stockholders, per:

Basic common share	$0.35	$0.24	$0.60	$0.76

Diluted common share	$0.35	$0.24	$0.60	$0.76
During the three and nine months ended September 30, 2016, approximately 1,200 and 15,600 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and nine months ended September 30, 2015, approximately 100 and 6,000 restricted stock units, respectively, were not included because they were considered anti-dilutive.

12.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$156	$—	$1,781,095	$218,527	$—	$1,999,778
Loans receivable and other investments, net	(400)	—	97,167	—	(2,301)	94,466
Cash and cash equivalents	14,258	—	2,487	2,929	—	19,674
Restricted cash	—	—	152	8,998	—	9,150
Prepaid expenses, deferred financing costs and other assets, net	403	12,372	95,296	11,399	(3,117)	116,353
Intercompany	407,320	669,338	—	—	(1,076,658)	—
Investment in subsidiaries	607,204	867,360	67,262	—	(1,541,826)	—
Total assets	$1,028,941	$1,549,070	$2,043,459	$241,853	$(2,623,902)	$2,239,421

Liabilities
Mortgage notes, net	$—	$—	$—	$162,130	$—	$162,130
Term loans, net	—	243,540	94,101	—	—	337,641
Senior unsecured notes, net	—	687,607	—	—	—	687,607
Accounts payable and accrued liabilities	15,094	10,719	12,945	1,515	(2,117)	38,156
Intercompany	—	—	1,032,675	43,983	(1,076,658)	—
Total liabilities	15,094	941,866	1,139,721	207,628	(1,078,775)	1,225,534

Total Sabra Health Care REIT, Inc. stockholders' equity	1,013,847	607,204	903,738	34,185	(1,545,127)	1,013,847
Noncontrolling interests	—	—	—	40	—	40
Total equity	1,013,847	607,204	903,738	34,225	(1,545,127)	1,013,887
Total liabilities and equity	$1,028,941	$1,549,070	$2,043,459	$241,853	$(2,623,902)	$2,239,421

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$48	$—	$1,816,813	$222,755	$—	$2,039,616
Loans receivable and other investments, net	—	—	302,282	—	(2,105)	300,177
Cash and cash equivalents	2,548	—	1,008	3,878	—	7,434
Restricted cash	—	—	1,618	8,195	—	9,813
Prepaid expenses, deferred financing costs and other assets, net	2,047	13,384	89,590	9,522	(2,746)	111,797
Intercompany	489,763	918,209	—	—	(1,407,972)	—
Investment in subsidiaries	568,841	792,065	55,439	—	(1,416,345)	—
Total assets	$1,063,247	$1,723,658	$2,266,750	$244,350	$(2,829,168)	$2,468,837

Liabilities
Mortgage notes, net	$—	$—	$—	$174,846	$—	$174,846
Revolving credit facility	—	255,000	—	—	—	255,000
Term loans, net	—	200,000	64,229	—	—	264,229
Senior unsecured notes, net	—	685,704	—	—	—	685,704
Accounts payable and accrued liabilities	9,477	14,113	11,254	2,084	(1,746)	35,182
Intercompany	—	—	1,391,115	16,857	(1,407,972)	—
Total liabilities	9,477	1,154,817	1,466,598	193,787	(1,409,718)	1,414,961

Total Sabra Health Care REIT, Inc. stockholders' equity	1,053,770	568,841	800,152	50,457	(1,419,450)	1,053,770
Noncontrolling interests	—	—	—	106	—	106
Total equity	1,053,770	568,841	800,152	50,563	(1,419,450)	1,053,876
Total liabilities and equity	$1,063,247	$1,723,658	$2,266,750	$244,350	$(2,829,168)	$2,468,837

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$50,346	$6,726	$(239)	$56,833
Interest and other income	1	—	3,224	—	(68)	3,157
Resident fees and services	—	—	1,411	526	—	1,937
Total revenues	1	—	54,981	7,252	(307)	61,927
Expenses:
Depreciation and amortization	211	—	14,838	2,053	—	17,102
Interest	—	13,215	778	1,801	—	15,794
Operating expenses	—	—	993	650	(239)	1,404
General and administrative	4,528	21	1,579	43	—	6,171
Provision for (recovery of) doubtful accounts and loan losses	566	—	(26)	—	—	540
Total expenses	5,305	13,236	18,162	4,547	(239)	41,011

Other income (expense):
Other income (loss)	2,636	400	(91)	—	—	2,945
Net loss on sales of real estate	—	—	1,451	—	—	1,451

Total other income (expense)	2,636	400	1,360	—	—	4,396

Income in subsidiary	28,073	40,909	2,742	—	(71,724)	—

Net income	25,405	28,073	40,921	2,705	(71,792)	25,312

Net loss attributable to noncontrolling interests	—	—	—	25	—	25

Net income attributable to Sabra Health Care REIT, Inc.	25,405	28,073	40,921	2,730	(71,792)	25,337

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$22,844	$28,073	$40,921	$2,730	$(71,792)	$22,776

Net loss attributable to common stockholders, per:
Basic common share						$0.35
Diluted common share						$0.35
Weighted-average number of common shares outstanding, basic						65,312,288
Weighted-average number of common shares outstanding, diluted						65,591,428

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$47,760	$5,413	$—	$53,173
Interest and other income	—	129	6,211	—	(129)	6,211
Resident fees and services	—	—	—	550	—	550
Total revenues	—	129	53,971	5,963	(129)	59,934
Expenses:
Depreciation and amortization	14	—	14,674	1,618	—	16,306
Interest	—	13,211	676	1,418	(129)	15,176
Operating expenses	—	—	—	444	—	444
General and administrative	2,759	18	731	39	—	3,547
Provision for doubtful accounts	113	—	2,376	—	—	2,489
Total expenses	2,886	13,229	18,457	3,519	(129)	37,962

Other income (expense):
Other income (expense)	—	502	(602)	—	—	(100)
Net loss on sales of real estate	—	—	(3,838)	—	—	(3,838)

Total other income (expense)	—	502	(4,440)	—	—	(3,938)

Income in subsidiary	20,947	33,545	2,282	—	(56,774)	—

Net income	18,061	20,947	33,356	2,444	(56,774)	18,034

Net loss attributable to noncontrolling interests	—	—	—	27	—	27

Net income attributable to Sabra Health Care REIT, Inc.	18,061	20,947	33,356	2,471	(56,774)	18,061

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$15,500	$20,947	$33,356	$2,471	$(56,774)	$15,500

Net income attributable to common stockholders, per:
Basic common share						$0.24
Diluted common share						$0.24
Weighted-average number of common shares outstanding, basic						65,160,290
Weighted-average number of common shares outstanding, diluted						65,398,175

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$147,989	$20,169	$(716)	$167,442
Interest and other income	3	—	25,711	(25)	(207)	25,482
Resident fees and services	—	—	4,169	1,642	—	5,811
Total revenues	3	—	177,869	21,786	(923)	198,735
Expenses:
Depreciation and amortization	595	—	44,485	6,193	—	51,273
Interest	—	41,238	2,372	5,529	—	49,139
Operating expenses	—	—	2,977	2,006	(727)	4,256
General and administrative	12,715	43	2,607	156	—	15,521
(Recovery of) provision for doubtful accounts and loan losses	(89)	—	3,375	—	—	3,286
Impairment of real estate	—	—	29,811	—	—	29,811
Total expenses	13,221	41,281	85,627	13,884	(727)	153,286

Other income (expense):
Loss on extinguishment of debt	—	(468)	(88)	—	—	(556)
Other income (expense)	4,732	916	(230)	(73)	—	5,345
Net loss on sales of real estate	—	—	(3,203)	—	—	(3,203)

Total other income (expense)	4,732	448	(3,521)	(73)	—	1,586

Income in subsidiary	55,783	96,616	8,046	—	(160,445)	—

Net income	47,297	55,783	96,767	7,829	(160,641)	47,035

Net loss attributable to noncontrolling interests	—	—	—	66	—	66

Net income attributable to Sabra Health Care REIT, Inc.	47,297	55,783	96,767	7,895	(160,641)	47,101

Preferred stock dividends	(7,682)	—	—	—	—	(7,682)

Net income attributable to common stockholders	$39,615	$55,783	$96,767	$7,895	$(160,641)	$39,419

Net income attributable to common stockholders, per:
Basic common share						$0.60
Diluted common share						$0.60
Weighted-average number of common shares outstanding, basic						65,285,591
Weighted-average number of common shares outstanding, diluted						65,470,589

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$137,249	$15,325	$—	$152,574
Interest and other income	1	226	17,521	—	(154)	17,594
Resident fees and services	—	—	—	1,924	—	1,924
Total revenues	1	226	154,770	17,249	(154)	172,092
Expenses:
Depreciation and amortization	41	—	40,357	4,555	—	44,953
Interest	—	38,427	836	3,999	(154)	43,108
Operating expenses	—	—	—	1,442	—	1,442
General and administrative	12,251	21	6,858	140	—	19,270
Provision for doubtful accounts and write-offs	(488)	—	7,093	—	—	6,605
Total expenses	11,804	38,448	55,144	10,136	(154)	115,378

Other income (expense):
Other income (expense)	—	1,671	(1,971)	—	—	(300)
Net loss on sales of real estate	—	—	(2,115)	—	—	(2,115)

Total other income (expense)	—	1,671	(4,086)	—	—	(2,415)

Income in subsidiary	66,149	102,700	6,697	—	(175,546)	—

Net income	54,346	66,149	102,237	7,113	(175,546)	54,299

Net loss attributable to noncontrolling interests	—	—	—	47	—	47

Net income attributable to Sabra Health Care REIT, Inc.	54,346	66,149	102,237	7,160	(175,546)	54,346

Preferred stock dividends	(7,682)	—	—	—	—	(7,682)

Net income attributable to common stockholders	$46,664	$66,149	$102,237	$7,160	$(175,546)	$46,664

Net income attributable to common stockholders, per:
Basic common share						$0.76
Diluted common share						$0.76
Weighted-average number of common shares outstanding, basic						61,244,991
Weighted-average number of common shares outstanding, diluted						61,468,603

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$25,405	$28,073	$40,921	$2,705	$(71,792)	$25,312
Other comprehensive income (loss):
Foreign currency translation	—	153	(514)	(139)	—	(500)
Unrealized loss on cash flow hedge	—	398	—	—	—	398

Total other comprehensive income(loss)	—	551	(514)	(139)	—	(102)

Comprehensive income	25,405	28,624	40,407	2,566	(71,792)	25,210

Comprehensive loss attributable to noncontrolling interest	—	—	—	25	—	25

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$25,405	$28,624	$40,407	$2,591	$(71,792)	$25,235

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$18,061	$20,947	$33,356	$2,444	$(56,774)	$18,034
Other comprehensive income (loss):
Foreign currency translation	—	4,609	(2,765)	(874)	—	970
Unrealized loss on cash flow hedge	—	(1,781)	—	—	—	(1,781)

Total other comprehensive income (loss)	—	2,828	(2,765)	(874)	—	(811)

Comprehensive income	18,061	23,775	30,591	1,570	(56,774)	17,223

Comprehensive loss attributable to noncontrolling interest	—	—	—	27	—	27

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$18,061	$23,775	$30,591	$1,597	$(56,774)	$17,250

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$47,297	$55,783	$96,767	$7,829	$(160,641)	$47,035
Other comprehensive (loss) income:
Foreign currency translation	—	(2,204)	1,148	307	—	(749)
Unrealized loss on cash flow hedge	—	(1,300)	—	—	—	(1,300)

Total other comprehensive (loss) income	—	(3,504)	1,148	307	—	(2,049)

Comprehensive income	47,297	52,279	97,915	8,136	(160,641)	44,986

Comprehensive loss attributable to noncontrolling interest	—	—	—	66	—	66

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$47,297	$52,279	$97,915	$8,202	$(160,641)	$45,052

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$54,346	$66,149	$102,237	$7,113	$(175,546)	$54,299
Other comprehensive (loss) income:
Foreign currency translation	—	4,445	(3,091)	(979)	—	375
Unrealized loss on cash flow hedge	—	(4,470)	—	—	—	(4,470)

Total other comprehensive loss	—	(25)	(3,091)	(979)	—	(4,095)

Comprehensive income	54,346	66,124	99,146	6,134	(175,546)	50,204

Comprehensive loss attributable to noncontrolling interest	—	—	—	47	—	47

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$54,346	$66,124	$99,146	$6,181	$(175,546)	$50,251

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$113,886	$—	$555	$19,375	$—	$133,816
Cash flows from investing activities:
Acquisitions of real estate	—	—	(109,619)	—	—	(109,619)
Origination and fundings of loans receivable	—	—	(9,478)	—	—	(9,478)
Origination and fundings of preferred equity investments	—	—	(6,845)	—	—	(6,845)
Additions to real estate	(124)	—	(400)	(377)	—	(901)
Repayment of loans receivable	—	—	214,947	—	—	214,947
Investment in subsidiary	(200)	(200)	—	—	400	—
Net proceeds from the sale of real estate	—	—	85,449	—	—	85,449
Distribution from subsidiary	6,404	6,404	—	—	(12,808)	—
Intercompany financing	(17,684)	197,638	—	—	(179,954)	—
Net cash (used in) provided by investing activities	(11,604)	203,842	174,054	(377)	(192,362)	173,553
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(255,000)	—	—	—	(255,000)
Proceeds from term loan	—	45,000	24,360	—	—	69,360
Principal payments on mortgage notes	—	—	—	(13,756)	—	(13,756)
Payments of deferred financing costs	—	(5,322)	(611)	—	—	(5,933)
Issuance of common stock	(1,289)	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(89,283)	—	—	—	—	(89,283)
Contribution from parent	—	200	—	200	(400)	—
Distribution to parent	—	(6,404)	—	(6,404)	12,808	—
Intercompany financing	—	17,684	(197,638)	—	179,954	—
Net cash used in financing activities	(90,572)	(203,842)	(173,889)	(19,960)	192,362	(295,901)
Net increase (decrease) in cash and cash equivalents	11,710	—	720	(962)	—	11,468
Effect of foreign currency translation on cash and cash equivalents	—	—	759	13	—	772
Cash and cash equivalents, beginning of period	2,548	—	1,008	3,878	—	7,434
Cash and cash equivalents, end of period	$14,258	$—	$2,487	$2,929	$—	$19,674

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$74,256	$—	$22	$4,837	$—	$79,115
Cash flows from investing activities:
Acquisitions of real estate	—	—	(375,324)	(11,248)	—	(386,572)
Origination and fundings of loans receivable	—	—	(26,207)	—	—	(26,207)
Preferred equity investments	—	—	(9,281)	—	—	(9,281)
Additions to real estate	(11)	—	(1,100)	(485)	—	(1,596)
DIP Financing	—	—	(3,302)	—	—	(3,302)
Repayment of loans receivable	—	—	3,285	—	—	3,285
Release of contingent consideration held in escrow	—	—	5,240	—	—	5,240
Investment in subsidiaries	(414)	(414)	—	—	828	—
Net proceeds from the sale of real estate	—	—	15,752	—	—	15,752
Distribution from subsidiaries	1,355	1,355	—	—	(2,710)	—
Intercompany financing	(165,871)	(301,642)	—	—	467,513	—
Net cash used in investing activities	(164,941)	(300,701)	(390,937)	(11,733)	465,631	(402,681)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	136,000	—	—	—	136,000
Proceeds from term loan	—	—	73,242	—	—	73,242
Proceeds from mortgage notes	—	—	—	28,735	—	28,735
Principal payments on mortgage notes	—	—	—	(2,184)	—	(2,184)
Payments of deferred financing costs	—	(229)	(714)	(371)	—	(1,314)
Issuance of common stock	139,617	—	—	—	—	139,617
Dividends paid on common and preferred stock	(80,619)	—	—	—	—	(80,619)
Contribution from parent	—	414	—	414	(828)	—
Distribution to parent	—	(1,355)	—	(1,355)	2,710	—
Intercompany financing	—	165,871	318,618	(16,976)	(467,513)	—
Net cash provided by financing activities	58,998	300,701	391,146	8,263	(465,631)	293,477
Net (decrease) increase in cash and cash equivalents	(31,687)	—	231	1,367	—	(30,089)
Effect of foreign currency translation on cash and cash equivalents	(203)	—	(20)	(8)	—	(231)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$26,909	$—	$211	$4,353	$—	$31,473

13.    PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and nine months ended September 30, 2016 and 2015 to give effect to acquisitions completed during the nine months ended September 30, 2016 and 2015. The Company acquired one skilled nursing/transitional care facility and three senior housing facilities during the nine months ended September 30, 2016. The Company acquired three skilled nursing/transitional care facilities and 19 senior housing facilities during the nine months ended September 30, 2015. The following unaudited pro forma information has been prepared to give effect to these acquisitions as if these acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2014, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Revenues	$62,858	$63,890	$204,889	$198,021
Depreciation and amortization	17,404	17,714	53,111	53,301
Net income attributable to common stockholders	24,512	22,392	44,842	69,930

Net income attributable to common stockholders, per:
Basic common share	$0.38	$0.34	$0.69	$1.14
Diluted common share	$0.37	$0.34	$0.68	$1.14

Weighted-average number of common shares outstanding, basic	65,312,288	65,160,290	65,285,591	61,244,991
Weighted-average number of common shares outstanding, diluted	65,591,428	65,398,175	65,470,589	61,468,603

Acquisition pursuit costs of $1.1 million related to acquisitions completed during the three and nine months ended September 30, 2016 are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

14.    COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2016, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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

15.    SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Dividend Declaration
On November 2, 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on November 30, 2016 to common stockholders of record as of the close of business on November 15, 2016.
On November 2, 2016, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 30, 2016 to preferred stockholders of record as of the close of business on November 15, 2016.

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
Our objectives are to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and other tenants. We have entered into memoranda of understanding with Genesis to jointly market for sale 35 skilled nursing facilities and make certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Upon completion of the sales, these asset sales and amendments will have the benefit of reducing our revenue concentration in Genesis and skilled nursing facilities, as well as strengthening our remaining Genesis-operated portfolio through the lease term extensions and guarantee enhancements. Marketing of these 35 facilities is ongoing and is expected to be completed over the next several quarters.
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
Acquisitions and Investments
During the nine months ended September 30, 2016, we completed $109.6 million in real estate acquisitions. Real estate acquisitions include one skilled nursing/transitional care facility located in Maryland for a purchase price of $50.0 million and three senior housing facilities located in Virginia, Texas and New Mexico for an aggregate purchase price of $59.6 million. See Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the nine months ended September 30, 2016, we completed the sale of two skilled nursing/transitional care facilities and one acute care hospital for aggregate consideration of $85.4 million after selling expenses of $2.3 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $88.6 million, resulting in an aggregate $3.2 million loss on sale.
Loan Receivable Repayments
During the nine months ended September 30, 2016, we received $214.9 million in loan receivable repayments, including full repayment of $170.8 million on our Forest Park - Dallas mortgage loan and Forest Park - Fort Worth construction loan.
Mortgage Debt Repayment
During the nine months ended September 30, 2016, the Company repaid a $10.7 million fixed rate mortgage note having an interest rate of 5.60%.
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
On August 10, 2016, we entered into three interest rate swap agreements to fix the LIBOR portion of the interest rate for our $245.0 million U.S. dollar term loan at 0.90% and to fix the CDOR portion on CAD $35.0 million of our Canadian dollar term loan at 0.93%.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2015 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of September 30, 2016, our investment portfolio included 182 real estate properties held for investment, 11 investments in loans receivable and 11 preferred equity investments. As of September 30, 2015, our investment portfolio included 178 real estate properties held for investment, 15 investments in loans receivable and 10 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of investments made in 2016 and 2015 that we have owned for an entire period and anticipated future investments. The results of operations presented for the three and nine months ended September 30, 2016 and 2015 are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended September 30, 2016 versus the three months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2016	2015
Revenues:
Rental income	$56,833	$53,173	$3,660	7%	$4,151	$(491)
Interest and other income	3,157	6,211	(3,054)	(49)%	(2,764)	(290)
Resident fees and services	1,937	550	1,387	252%	1,411	(24)
Expenses:
Depreciation and amortization	17,102	16,306	796	5%	546	250
Interest	15,794	15,176	618	4%	—	618
Operating expenses	1,404	444	960	216%	992	(32)
General and administrative	6,171	3,547	2,624	74%	511	2,113
Provision for doubtful accounts and loan losses	540	2,489	(1,949)	(78)%	—	(1,949)
Other income (expense):
Other income (expense)	2,945	(100)	3,045	NM	—	3,045
Net gain (loss) on sale of real estate	1,451	(3,838)	5,289	NM	5,289	—
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of investments/dispositions made after July 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 that is not a direct result of investments/dispositions made after July 1, 2015.
Rental Income
During the three months ended September 30, 2016, we recognized $56.8 million of rental income compared to $53.2 million for the three months ended September 30, 2015. The $3.6 million increase in rental income is primarily due to an increase of $4.6 million from properties acquired after July 1, 2015, offset by a decrease of $0.4 million from properties disposed of after July 1, 2015. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the three months ended September 30, 2016 and 2015.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred dividends on our preferred equity investments. During the three months ended September 30, 2016, we recognized $3.2 million of interest and other income compared to $6.2 million for the three months ended September 30, 2015. The decrease of $3.0 million is due to the decrease of the combined book value of our loans receivable investments and preferred equity investments from $287.4 million as of September 30, 2015 to $94.5 million as of September 30, 2016 primarily due to the repayment of six loan receivable investments.
Resident Fees and Services

During the three months ended September 30, 2016, we recognized $1.9 million of resident fees and services compared to $0.6 million for the three months ended September 30, 2015. The increase of $1.3 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
Depreciation and Amortization
During the three months ended September 30, 2016, we incurred $17.1 million of depreciation and amortization expense compared to $16.3 million for the three months ended September 30, 2015. The $0.8 million net increase in depreciation and amortization expense was primarily due to an increase of $1.8 million from properties acquired after July 1, 2015, partially offset by a decrease of $1.2 million from properties disposed of after July 1, 2015.

Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2016, we incurred $15.8 million of interest expense compared to $15.2 million for the three months ended September 30, 2015. The $0.6 million net increase is primarily related to (i) a $0.8 million increase in interest expense related to the U.S. dollar term loan, (ii) a $0.2 million increase in interest expense related to the Canadian dollar term loan and (iii) a $0.4 million increase in interest expense primarily due to the increased average balance outstanding on mortgage note borrowings. These increases are offset by a $0.8 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility. See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and the Term Loans.

Operating Expenses

During the three months ended September 30, 2016, we recognized $1.4 million of operating expenses compared to $0.4 million for the three months ended September 30, 2015. The increase of $1.0 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the three months ended September 30, 2016, general and administrative expenses were $6.2 million compared to $3.5 million during the three months ended September 30, 2015. The $2.7 million increase is primarily related to (i) a $1.8 million increase in stock-based compensation, (ii) a $0.6 million increase in acquisition pursuit costs from $0.5 million during the three months ended September 30, 2015 to $1.1 million during the three months ended September 30, 2016 due to the current quarter acquisition activity, (iii) a $0.2 million increase in legal and professional fees due to the management of the increased number of investments, and (iv) a $0.1 million increase in state income taxes due to the increased number of investments. The increase in stock-based compensation expense, from $0.7 million during the three months ended September 30, 2015 to $2.5 million during the three months ended September 30, 2016, is primarily related to the change in our stock price during the three months ended September 30, 2016 (an increase of $4.54 per share) compared to the three months ended September 30, 2015 (a decrease of $2.56 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the three months ended September 30, 2016, we recognized $0.5 million in provision for doubtful accounts and loans losses. Of the $0.5 million provision, $0.5 million is due to an increase in general reserves on straight-line rental income and $0.3 million is due to an increase in loan loss reserves, offset by a $0.3 million recovery on previously reserved cash rents. During the three months ended September 30, 2015, we recognized $2.5 million in provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant.
Other Income (Expense)
During the three months ended September 30, 2016, we recognized $2.9 million of other income. Of the $2.9 million in other income, $2.6 million relates to lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (two of which were sold as of September 30, 2016) and $0.4 million relates to an ineffectiveness gain related to our LIBOR interest rate swaps. These amounts are offset by $0.1 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio of real estate properties. During the three months ended September 30, 2015, we recognized $0.1 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio of real estate properties.
Net Gain (Loss) on Sales of Real Estate
During the three months ended September 30, 2016, we recognized a gain on the sale of real estate of $1.5 million related to the disposition of one skilled nursing/transitional care facility. During the three months ended September 30, 2015, we recognized a loss on the sale of real estate of $3.8 million related to the disposition of three skilled nursing/transitional care facilities. See Note 5, “Dispositions” for additional information.

Comparison of results of operations for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2016	2015
Revenues:
Rental income	$167,442	$152,574	$14,868	10%	$16,124	$(1,256)
Interest and other income	25,482	17,594	7,888	45%	8,581	(693)
Resident fees and services	5,811	1,924	3,887	202%	4,169	(282)
Expenses:
Depreciation and amortization	51,273	44,953	6,320	14%	6,099	221
Interest	49,139	43,108	6,031	14%	—	6,031
Operating expenses	4,256	1,442	2,814	195%	2,977	(163)
General and administrative	15,521	19,270	(3,749)	(19)%	(4,759)	1,010
Provision for doubtful accounts and loan losses	3,286	6,605	(3,319)	(50)%	—	(3,319)
Impairment of real estate	29,811	—	29,811	NM	29,811	—
Other (expense) income:
Loss on extinguishment of debt	(556)	—	(556)	NM	—	(556)
Other income (expense)	5,345	(300)	5,645	NM	—	5,645
Net loss on sale of real estate	(3,203)	(2,115)	(1,088)	51%	(1,088)	—
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of investments/dispositions made after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 that is not a direct result of investments/dispositions made after January 1, 2015.
Rental Income
During the nine months ended September 30, 2016, we recognized $167.4 million of rental income compared to $152.6 million for the nine months ended September 30, 2015. The $14.8 million increase in rental income is primarily due to an increase of $24.3 million from properties acquired after January 1, 2015, offset by a decrease of $8.2 million from properties disposed of after January 1, 2015. The remaining decrease of $1.2 million is primarily due to the transitioning one senior housing facility to a new operator and the resulting modification of the lease. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the nine months ended September 30, 2016 and 2015.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred dividends on our preferred equity investments. During the nine months ended September 30, 2016, we recognized $25.5 million of interest and other income compared to $17.6 million for the nine months ended September 30, 2015. The $7.9 million increase is primarily due to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the nine months ended September 30, 2016. Both loans were repaid during the nine months ended September 30, 2016.
Resident Fees and Services

During the nine months ended September 30, 2016, we recognized $5.8 million of resident fees and services compared to $1.9 million for the nine months ended September 30, 2015. The increase of $3.9 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
Depreciation and Amortization
During the nine months ended September 30, 2016, we incurred $51.3 million of depreciation and amortization expense compared to $45.0 million for the nine months ended September 30, 2015. The $6.3 million net increase in depreciation and amortization was primarily due to an increase of $8.3 million from properties acquired after January 1, 2015, partially offset by a decrease of $2.2 million from properties disposed of after January 1, 2015.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2016, we incurred $49.1 million of interest expense compared to $43.1 million for the nine months ended September 30, 2015. The $6.0 million net increase is primarily related to (i) a $2.2 million increase in interest expense related to the U.S. dollar term loan, (ii) a $1.9 million increase in interest expense related to the Canadian dollar term loan, (iii) a $0.4 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (iv) a $1.5 million increase in interest expense primarily due to the increased average balance outstanding on mortgage note borrowings. See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Revolving Credit Facility and the Term Loans.

Operating Expenses

During the nine months ended September 30, 2016, we recognized $4.3 million of operating expenses compared to $1.4 million for the nine months ended September 30, 2015. The increase of $2.9 million is primarily due to the investment in one additional RIDEA-compliant investment in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the nine months ended September 30, 2016, general and administrative expenses were $15.5 million compared to $19.3 million during the nine months ended September 30, 2015. The $3.8 million decrease is primarily related to a $0.5 million decrease of non-RIDEA facility operating expenses associated with transitioning two assets to new operators in 2015 and a $4.8 million decrease in acquisition pursuit costs from $6.0 million during the nine months ended September 30, 2015 to $1.2 million during the nine months ended September 30, 2016, primarily due to the acquisitions of the Canadian Portfolio and NMS Portfolio during the nine months ended September 30, 2015. These decreases are offset by a (i) a $0.2 million increase in state income taxes due to the increased number of investments, (ii) a $0.6 million increase in legal and professional fees due to the management of the increased number of investments and a (iii) $0.7 million increase in stock-based compensation expense. The increase in stock-based compensation expense, from $5.4 million during the nine months ended September 30, 2015 to $6.1 million during the nine months ended September 30, 2016, is primarily related to the change in our stock price during the nine months ended September 30, 2016 (an increase of $4.95 per share) compared to the nine months ended September 30, 2015 (a decrease of $7.19 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the nine months ended September 30, 2016, we recognized $3.3 million in provision for doubtful accounts and loan losses. The $3.3 million provision is primarily due to a $1.3 million increase in general reserves on straight-line rental income and $2.3 million related to an increase in loan loss reserves, offset by a $0.3 million recovery on previously reserved cash rents. During the nine months ended September 30, 2015, we recognized $6.6 million in provision for doubtful accounts primarily related to rents due from our Forest Park - Frisco tenant.
Impairment of Real Estate
During the nine months ended September 30, 2016, we recognized $29.8 million of impairment of real estate related to the sale of an acute care hospital. See Note 5, “ Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information. No impairment of real estate was recognized during the nine months ended September 30, 2015.

Loss on Extinguishment of Debt
During the nine months ended September 30, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below). We did not recognize any loss on extinguishment of debt during the nine months ended September 30, 2015.
Other Income (Expense)
During the nine months ended September 30, 2016, we recognized $5.3 million of other income. Of the $5.3 million in other income, $5.0 million primarily relates to lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (two of which were sold as of September 30, 2016) and $0.4 million relates to an ineffectiveness gain related to our LIBOR interest rate swaps. These amounts are offset by $0.1 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio real estate properties. During the nine months ended September 30, 2015, we recognized $0.3 million in other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio of real estate properties.
Net Loss on Sales of Real Estate
During the nine months ended September 30, 2016, we recognized a net loss on the sales of real estate of $3.2 million. The $3.2 million net loss is due to a $4.7 million loss related to the disposition of one skilled nursing/transitional care facility and one acute care hospital, offset by a $1.5 million gain related to the disposition of one skilled nursing/transitional care facility. See Note 5, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information. During the nine months ended September 30, 2015, we recognized a net loss on the sales of real estate of $2.1 million. The $2.1 million net loss is due to a $3.8 million loss related to the disposition of three skilled nursing/transitional care facilities, offset by a gain of $1.7 million related to the disposition of one skilled nursing/transitional care facility.
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
The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2016 and 2015, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$22,776	$15,500	$39,419	$46,664
Depreciation and amortization of real estate assets	17,102	16,306	51,273	44,953
Net (gain) loss on sale of real estate	(1,451)	3,838	3,203	2,115
Impairment of real estate	—	—	29,811	—

FFO attributable to common stockholders	38,427	35,644	123,706	93,732

Acquisition pursuit costs	1,051	540	1,222	5,981
Stock-based compensation expense	2,485	717	6,137	5,389
Straight-line rental income adjustments	(5,593)	(6,438)	(16,710)	(18,272)
Amortization of deferred financing costs	1,273	1,300	3,767	3,829
Non-cash portion of loss on extinguishment of debt	—	—	556	—
Change in fair value of contingent consideration	100	100	50	300
Provision for doubtful straight-line rental income and loan losses	830	2,489	3,445	4,343
Other non-cash adjustments (1)	(124)	163	524	427

AFFO attributable to common stockholders	$38,449	$34,515	$122,697	$95,729

FFO attributable to common stockholders per diluted common share	$0.59	$0.55	$1.89	$1.52

AFFO attributable to common stockholders per diluted common share	$0.58	$0.53	$1.86	$1.55

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,591,428	65,398,175	65,470,589	61,468,603

AFFO attributable to common stockholders	65,872,688	65,528,033	65,854,782	61,641,797

(1) Other non-cash adjustments includes amortization of debt premiums/discounts, non-cash interest income adjustments and amortization expense related to our interest rate hedges.
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
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the three and nine months ended September 30, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below). This entire amount is included in FFO for the three and nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $0.5 million and $3.3 million, respectively, in provision for doubtful accounts. Reserves on cash rents decreased by $0.3 million during the three and nine months ended September 30, 2016. General reserves on straight-line rental income increased by $0.5 million and $1.3 million, respectively, during the three and nine months ended September 30, 2016, and reserves on loan losses increased by $0.3 million and $2.3 million, respectively, during the three and nine months ended September 30, 2016. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2016 and $(0.3) million and $(0.2) million, respectively, is included in AFFO for the three and nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $2.9 million and $5.3 million of other income, respectively, primarily due to lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2016, and $2.6 million and 5.0 million, respectively, is included in AFFO for the three and nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $0.6 million of acquisition pursuit costs not typically incurred related to the acquisition of one skilled nursing/transitional care facility. This entire amount is included in FFO for the nine months ended September 30, 2016.

•
During the nine months ended September 30, 2015, we recognized $4.3 million of acquisition pursuit costs not typically incurred related to the acquisitions of the Canadian Portfolio and NMS Portfolio. This entire amount is included in FFO for the nine months ended September 30, 2015.

•
During the three and nine months ended September 30, 2015, we recognized $2.5 million and $6.6 million, respectively, in provision of doubtful accounts primarily related to our Forest Park - Frisco tenant. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2015, and $2.3 million is included in AFFO for the nine month ended September 30, 2015.

•
During the three and nine months ended September 30, 2015, we recognized $0.1 million and $0.3 million, respectively, of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio of real estate properties. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2015.

•
During the three and nine months ended September 30, 2015, we recognized $0.4 million of non-RIDEA facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources
As of September 30, 2016, we had approximately $519.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $19.6 million (excluding cash and cash equivalents associated with our RIDEA-compliant joint venture), and available borrowings under our Revolving Credit Facility of $500.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from U.S. $745.0 million plus CAD $125.0 million), subject to terms and conditions.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $133.8 million for the nine months ended September 30, 2016. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest and payment of general and administrative expenses, including acquisition pursuit costs. Operating cash inflows for the nine months ended September 30, 2016 included $9.6 million of default interest income related to four loan receivable investments and a $10.0 million lease termination payment. Excluding these amounts, we expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the nine months ended September 30, 2016, net cash provided by investing activities was $173.6 million and consisted of $214.9 million in repayments of loans receivable and $85.4 million in sales proceeds related to the disposition of two skilled nursing/transitional care facilities and one acute care hospital, partially offset by $109.6 million used in the acquisition of one skilled nursing/transitional care facility and three senior housing facilities, $9.5 million used to provide additional funding for existing loans receivable, $6.8 million used to fund new and existing preferred equity investments and $0.9 million used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments and loan originations.

Cash Flows from Financing Activities
During the nine months ended September 30, 2016, net cash used in financing activities was $295.9 million and included $69.4 million in proceeds from the Term Loans. The proceeds were partially offset by $89.3 million of dividends paid to stockholders, $13.8 million of principal repayments of mortgage notes payable, $5.9 million of payments for deferred financing costs primarily associated with the Credit Facility and $1.3 million of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the nine months ended September 30, 2016, we repaid a net amount of $255.0 million on our Revolving Credit Facility.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes and the 2023 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2016, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of September 30, 2016, we were in compliance with all applicable covenants under the Credit Facility.

Mortgage Indebtedness
Of our 182 properties held for investment, 20 are subject to mortgage indebtedness to third parties that, as of September 30, 2016, totaled approximately $165.0 million. As of September 30, 2016 and December 31, 2015, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2016 (1)	Principal Balance as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at September 30, 2016 (2)	Maturity Date
Fixed Rate	$165,045	$177,850	3.86%	December 2021 - August 2051
(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.

Capital Expenditures
There were $0.9 million and $1.6 million of capital expenditures for the nine months ended September 30, 2016 and 2015, respectively. The capital expenditures for the nine months ended September 30, 2016 and 2015 include $0.1 million and $11,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $4.0 million, and that such expenditures will principally be for improvements to our facilities, which result in incremental rental income, and corporate capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings under our Revolving Credit Facility.
Dividends
We paid dividends of $89.3 million on our common and preferred stock during the nine months ended September 30, 2016. On November 2, 2016, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on November 30, 2016 to common stockholders of record as of November 15, 2016. Also on November 2, 2016, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 30, 2016 to preferred stockholders of record as of the close of business on November 15, 2016.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 182 real estate properties held for investment as of September 30, 2016 is diversified by location across the United States and Canada.
As of September 30, 2016, our three largest tenants, Genesis, Holiday and NMS Healthcare, represented 32.6%, 16.3% and 12.4%, respectively, of our annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of September 30, 2016. The obligations under all three master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of September 30, 2016, 58.4% of our annualized revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.

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
On July 29, 2016, CMS released final fiscal year 2017 Medicare rates for skilled nursing facilities providing a net increase of 2.4% over fiscal year 2016 payments (comprised of a market basket increase of 2.7% less the productivity adjustment of 0.3%). The new payment rates became effective on October 1, 2016.

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
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, our Term Loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of September 30, 2016 (in thousands):

		October 1 Through		Year Ending December 31,
	Total	December 31, 2016	2017	2018	2019	2020	After 2020
Mortgage indebtedness (1)	$249,047	$2,430	$9,723	$9,723	$9,723	$9,723	$207,725
Revolving Credit Facility (2)(3)	5,004	383	1,521	1,521	1,521	58	—
Term Loans	384,350	2,597	10,304	10,304	10,304	10,333	340,508
Senior Notes (4)	899,000	5,375	38,250	38,250	38,250	38,250	740,625
Contingent consideration	2,400	—	2,400		—	—	—
Operating lease	1,313	46	191	200	209	219	448
Total	$1,541,114	$10,831	$62,389	$59,998	$60,007	$58,583	$1,289,306

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $84.0 million.

(2)	Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility.

(3)	Revolving Credit Facility is subject to two six-month extension options.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $199.0 million.
In addition to the above, as of September 30, 2016, we have committed to provide up to $2.6 million of future funding related to one loan receivable investment. The loan receivable investment has a maturity date in March 2021.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 8, “Derivative and Hedging Instruments,” to the Condensed Consolidated Financial Statements for further discussion on our derivative instruments.
Interest rate risk. As of September 30, 2016, our indebtedness included $700.0 million aggregate principal amount of Senior Notes outstanding, $165.0 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $340.1 million in Term Loans and no amounts outstanding under the Revolving Credit Facility. As of September 30, 2016, we had $340.1 million of outstanding variable rate indebtedness. In addition, as of September 30, 2016, we had $500.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate cap or swap agreements. As of September 30, 2016, we had two interest rate swaps that fix the LIBOR portion of the interest rate for the LIBOR-based borrowings under the $245.0 million U.S. dollar term loan at 0.90% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. As of September 30, 2016, all of our variable rate debt outstanding is fixed through the use of interest rate swaps.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $148.4 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2016, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2016, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows repurchases of our common stock during the quarter ended September 30, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans
July 1 through July 31	—		$—		—	$—
August 1 through August 31	—		—		—	—
September 1 through September 30	31,230	(1)	—	(1)	—	—

	31,230				—

(1) Represents shares of our common stock that were used by one of our tenants for purposes of a security deposit under the applicable lease agreement. These shares were delivered to us in September 2016 for no additional consideration (and have been canceled) as a result of the tenant's default under the applicable lease agreement.

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

SABRA HEALTH CARE REIT, INC.

Date: November 2, 2016	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2016	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)