Form 10-K
period 2016-12-31
Sabra Health Care REIT, Inc.
filed 2017-02-22
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.3 billion
As of February 13, 2017, there were 65,285,614 shares of the Registrant’s $0.01 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016, are incorporated by reference in Part III herein.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including among others, the following:

•	our dependence on Genesis Healthcare, Inc. (“Genesis”) and certain wholly owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday”) until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	changes in foreign currency exchange rates;

•	our ability to raise capital through equity and debt financings;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	the effect of increasing healthcare regulation and enforcement on our tenants and the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the ownership limits and anti-takeover defenses in our governing documents and Maryland law, which may restrict change of control or business combination opportunities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	our ability to maintain our status as a real estate investment trust (“REIT”);

•	changes in tax laws and regulations affecting REITs; and

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT.
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

TENANT AND BORROWER INFORMATION

This 10-K includes information regarding certain of our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. Genesis is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to our tenants and borrowers that is provided in this 10-K has been provided by, or derived solely from information provided by, such tenants and borrowers. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Genesis's filings with the SEC can be found at www.sec.gov.

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
As of December 31, 2016, our investment portfolio consisted of 183 real estate properties held for investment (consisting of (i) 97 skilled nursing/transitional care facilities, (ii) 85 senior housing facilities, and (iii) one acute care hospital), 10 investments in loans receivable (consisting of (i) four mortgage loans, (ii) one construction loan, (iii) one mezzanine loan, (iv) three pre-development loans and (v) one debtor-in-possession ("DIP") loan) and 12 preferred equity investments. Included in the 183 real estate properties held for investment are facilities operated by third-party property managers pursuant to property management agreements (“Managed Properties”). As of December 31, 2016, Managed Properties consisted of two 100% owned senior housing facilities. As of December 31, 2016, our real estate properties held for investment had a total of 18,878 beds/units, spread across the United States and Canada. As of December 31, 2016, nearly all of our real estate properties were leased under triple-net operating leases with expirations ranging from four to 16 years.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care facilities in the U.S. and Canada and with a secondary focus on acquiring skilled nursing/transitional care facilities in the U.S. We have and will continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in third-party managed senior housing facilities, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.
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
We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value. As we acquire additional properties and expand our portfolio, we expect to further diversify by tenant, asset class and geography within the healthcare sector. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and other tenants. We have entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and make certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Upon completion of the sales, these asset sales and amendments will have the benefit of reducing our revenue concentration in Genesis and skilled nursing facilities, as well as strengthening our remaining Genesis-operated portfolio through the lease term extensions and guarantee enhancements; provided, however that there can be no assurances that we will successfully complete these sales on the terms or timing contemplated by the memoranda of understanding, or at all, in which event we may not achieve the anticipated benefits from such sales. Marketing of these 35 facilities is ongoing and is expected to be completed over the next several quarters.

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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the United States and Canada. We invest primarily in the United States and Canadian senior housing industry, which includes assisted living, independent living and memory care facilities, with a secondary focus on the nursing home industry, including skilled nursing and transitional care facilities. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2014 National Population Projections published by the United States Census Bureau, Americans over the age of 75 is projected to be the fastest growing segment of the population, growing at a compounded annual growth rate of 2.9% over the next five years and 3.6% over the next ten years. According to the same publication, life expectancy is expected to increase to 81.7 years in 2030 from 79.4 years in 2015. Furthermore, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2015, only 14.2% of senior housing and nursing care properties were owned by publicly traded REITs. The highly-fragmented nature of the senior housing and nursing home industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2015-2025 published by the Centers for Medicare & Medicaid Services, nursing home expenditures are projected to grow from approximately $162 billion in 2015 to approximately $276 billion in 2025, representing a compounded annual growth rate of 5.5%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing facilities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past.
We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of health care delivery.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the United States and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2016, our investment portfolio consisted of 183 real estate properties held for investment, 10 investments in loans receivable and 12 preferred equity investments. Of our 183 properties held for investment as of December 31, 2016, we owned fee title to 177 properties and title under long-term ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2016:

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

•	Senior Housing Facilities

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

Geographic and Property Type Diversification
The following tables display the distribution of our beds/units and the geographic concentration of our real estate held for investment by property type and investment as of December 31, 2016 (dollars in thousands):

Distribution of Beds/Units

	Total Number of Properties	Facility Type
Location		Skilled Nursing / Transitional Care	Senior Housing	Acute Care Hospital	Total	% of Total
New Hampshire	16	904	838	—	1,742	9.2%
Texas	17	485	1,150	70	1,705	9.0
Connecticut	11	1,350	140	—	1,490	7.9
Florida	10	660	619	—	1,279	6.8
Kentucky	14	1,044	68	—	1,112	5.9
Canada	10	—	939	—	939	5.0
Ohio	8	900	—	—	900	4.8
Maryland	6	782	68	—	850	4.5
Nebraska	6	400	297	—	697	3.7
Colorado	5	509	132	—	641	3.4
Other (28 states)	80	3,785	3,738	—	7,523	39.8

	183	10,819	7,989	70	18,878	100.0%

% of Total beds/units		57.2%	42.3%	0.5%	100.0%

Geographic Concentration — Property Type

Location	Skilled Nursing/Transitional Care	Senior Housing	Acute Care Hospital	Total	% of Total
Texas	4	12	1	17	9.3%
New Hampshire	10	6	—	16	8.7
Kentucky	13	1	—	14	7.7
Connecticut	9	2	—	11	6.0
Michigan	—	10	—	10	5.5
Florida	5	5	—	10	5.5
Canada	—	10	—	10	5.5
Ohio	8	—	—	8	4.4
Oklahoma	6	1	—	7	3.8
Maryland	5	1	—	6	3.3
Other (28 states)	37	37	—	74	40.3

Total	97	85	1	183	100.0%

% of Total properties	53.0%	46.4%	0.6%	100.0%

Geographic Concentration — Investment (1)

Location	Total Number of Properties	Skilled Nursing/Transitional Care	Senior Housing	Acute Care Hospital	Total	% of Total
Texas	17	$54,549	$201,264	$61,640	$317,453	13.8%
Maryland	6	278,569	6,566	—	285,135	12.4
Canada (2)	10	—	149,030	—	149,030	6.5
Connecticut	11	115,833	29,124	—	144,957	6.3
Florida	10	29,418	92,843	—	122,261	5.3
Delaware	4	95,780	—	—	95,780	4.2
Nebraska	6	63,088	28,297	—	91,385	4.0
New Hampshire	16	46,839	40,848	—	87,687	3.8
North Carolina	3	9,318	67,272	—	76,590	3.3
Michigan	10	—	74,413	—	74,413	3.2
Other (28 states)	90	349,360	498,294	—	847,654	37.2

Total	183	$1,042,754	$1,187,951	$61,640	$2,292,345	100.0%

% of Total investments		45.5%	51.8%	2.7%	100.0%

(1) Represents the undepreciated book value of our real estate held for investment as of December 31, 2016.
(2) Investment balance in Canada is based on the exchange rate as of December 31, 2016 of $0.7440 per CAD $1.00.

Loans Receivable and Other Investments
As of December 31, 2016 and 2015, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2016
Investment	Quantity as of December 31, 2016	Facility Type	Principal Balance as of December 31, 2016 (1)	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2016
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing	$38,231	$38,262	$166,277	9.1%	8.9%	11/07/16 - 04/30/18
Construction	1	Senior Housing	795	842	75,201	8.0%	7.7%	03/31/21
Mezzanine	1	Senior Housing	9,640	9,656	15,613	11.0%	10.8%	08/31/17
Pre-development	3	Senior Housing	4,005	4,023	3,768	9.0%	7.7%	01/28/17 - 09/09/17
Debtor-in-possession	1	Acute Care Hospital	813	813	13,625	5.0%	5.0%	N/A
	10		53,484	53,596	274,484	9.3%	9.1%

Loan loss reserve			—	(2,750)	(4,300)
			53,484	50,846	270,184

Other Investments:
Preferred Equity	12	Skilled Nursing/Senior Housing	44,882	45,190	29,993	12.9%	12.9%	N/A

Total	22		$98,366	$96,036	$300,177	10.9%	10.8%

(1) Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.

Significant Credit Concentrations
The following table provides information regarding relationships that represent more than 10% of our annualized revenues as of December 31, 2016:

Tenant	Number of Investments	% of Total Investments (1)	% of Annualized Revenues

Genesis Healthcare, Inc.	78	20.6%	32.3%
Holiday AL Holdings LP	21	22.7	16.2
NMS Healthcare	5	11.7	12.4

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
Investment Financing Strategy
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse and Stable Property Portfolio
Our portfolio of 183 properties held for investment as of December 31, 2016, comprising 18,878 beds/units, is broadly diversified by location across the United States and Canada. Our properties in any one state or province did not account for more than 10% of our total beds/units as of December 31, 2016. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our stabilized properties remained stable over the last three fiscal years at between 88.2% and 87.8% for our skilled nursing/transitional care facilities and between 89.4% and 89.1% for our senior housing facilities. We have also been able to diversify through acquisitions the extent to which our revenues are dependent on our tenants’, borrowers’, and equity investees' revenue from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants and borrowers, which information is provided quarterly in arrears, on an annualized basis as of December 31, 2016, 49.8% of our tenants’, borrowers’, and equity investees' revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
Nearly all our real estate properties held for investment are leased under triple-net operating leases with expirations ranging from four to 16 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2016, the leases had a weighted-average remaining term of over nine years. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. In addition, we may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other parties related to the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $1.3 million as of December 31, 2016 and 2015, respectively.

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
Flexible UPREIT Structure
We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), in which we are the sole general partner and our wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. Conducting business through the Operating Partnership allows us flexibility in the manner in which we acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which may provide property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure allows us to acquire assets more efficiently and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2016, we had approximately $499.5 million in liquidity, consisting of unrestricted cash and cash equivalents of $25.5 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $474.0 million. The Credit Facility (as defined below) also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from U.S. $745.0 million plus CAD $125.0 million), subject to terms and conditions.
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
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 33 as of December 31, 2016. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
Pursue Strategic Development Opportunities
We intend to work with our operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in third-party managed senior housing facilities, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.
 Our Employees
As of December 31, 2016, we employed 14 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement.

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
Most of our tenants’ skilled nursing/transitional care centers, assisted living and mental health centers are licensed under applicable state law. Most of our skilled nursing/transitional care centers and mental health centers are certified or approved as providers under the Medicare and Medicaid programs. Some of our assisted living centers are certified or approved as providers under various state Medicaid and/or Medicaid waiver programs. State and local agencies survey all skilled nursing centers and some assisted living centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid/Medicaid waiver programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.
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
As of December 31, 2016, our subsidiaries owned 17 healthcare facilities (11 skilled nursing/transitional care facilities and six senior housing facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions, renovations of the property and use of the property other than for a skilled nursing facility, all without prior HUD approval.

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

•
For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property are treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

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

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests was increased from 10% to 15%.

•
The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

In addition, the IRS issued guidance delaying the imposition of withholding under the Foreign Account Tax Compliance Act to the gross proceeds from a disposition of property that can produce U.S. source interest or dividends. Such withholding will apply only to dispositions occurring after December 31, 2018.

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
As of December 31, 2016, leases to subsidiaries of Genesis represented 32.3% of our annualized revenues, with Genesis guaranteeing the obligations under the lease agreements. There can be no assurance that Genesis and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of Genesis and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Genesis and its subsidiaries to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if Genesis were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.
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
As of December 31, 2016, a lease with Holiday represented 16.2% of our annualized revenues, with the Guarantor guaranteeing the obligations under this lease. The 21 independent living facilities acquired (the “Holiday Portfolio”) from Holiday Acquisition Holdings Corp. (“Holiday”) were previously owner-operated by Holiday. As a result, Holiday did not have a lease expense to cover like the lease expense that is payable to us under the master lease relating to the Holiday Portfolio. If Holiday is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use the letter of credit of Holiday then held by us as security for Holiday's performance of its obligations (approximately $15.1 million as of December 31, 2016) and to seek recourse against the Guarantor under the Guaranty. The guaranty of master lease (the "Guaranty") executed by the Guarantor in favor of us includes certain financial covenants of the Guarantor, including maintaining a minimum net worth of $150 million, a minimum fixed charge coverage ratio of 1.10x and a maximum leverage ratio of 10x (as each term is defined in the Guaranty). As of December 31, 2016, the Guarantor has guaranteed, or agreed to guarantee, significant lease obligations of various other of its subsidiaries in addition to its guarantee of Holiday’s obligations to us. In the future, the Guarantor may execute additional guaranties of the lease obligations of its subsidiaries without limitation. There can be no assurance that the Guarantor will have the resources necessary to satisfy its obligations to us under the Guaranty in the event that Holiday fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
Risks Relating to Our Business
We are dependent on the operating success of our tenants.
Our tenants’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have been, and may continue to be, subject to rate cuts and further pressure from federal and state budgetary cuts and constraints. Overall weak economic conditions in the United States may adversely affect occupancy rates of healthcare facilities that rely on private pay residents. Our tenants’ expenses are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. To the extent any decrease in revenues and/or any increase in operating expenses results in our tenants’ not generating enough cash to make scheduled lease payments to us, our business, financial position or results of operations could be materially adversely affected.

We have substantial indebtedness and the ability to incur significant additional indebtedness.
As of December 31, 2016, we had outstanding indebtedness of $1.2 billion, which consisted of $700.0 million of senior unsecured notes, including $500.0 million total aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “2021 Notes”) and $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Senior Notes”), $338.0 million in term loans, $26.0 million outstanding under our Revolving Credit Facility and aggregate mortgage indebtedness to third parties of $163.6 million on certain of our properties, and we had $474.0 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

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
 An increase in market interest rates could increase our interest costs on borrowings on our Revolving Credit Facility and future debt and could adversely affect our stock price.
If interest rates increase, so could our interest costs for borrowings on our Revolving Credit Facility and any new debt. This increased cost could make the financing of any acquisition more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
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
If our tenants fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants also could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be adversely affected, which, in turn, could have a material adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
Our tenants depend on reimbursement from governmental and other third-party payor programs, and reimbursement rates from such payors may be reduced.
Many of our tenants depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue. The reduction in reimbursement rates from third-party payors, including insurance companies and the Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants, may result in a reduction in our tenants’ revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during claims settlement processes or as a result of post-payment audits. Furthermore, new laws and regulations could impose additional limitations on government and private payments to healthcare providers. For example, our tenants may be affected by health reform initiatives that modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste (e.g. the implementation of a voluntary bundled payment program and the creation of accountable care organizations). We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants.  Although moderate reimbursement rate reductions may not affect our tenants’ ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.

While reimbursement rates have generally increased over the past few years, President Trump and members of the U.S. Congress may approve or propose various spending cuts and tax reform initiatives that could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, a number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants with a goal of decreasing state expenditures under their state Medicaid programs. Any such existing or future federal or state legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our tenants’ business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us and could have a material adverse effect on us.
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
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties, to finance acquisitions on favorable terms, or to retain or attract tenants.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. This competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Similarly, our properties face competition for tenants from other properties in the same market, which may affect our ability attract and retain tenants or may reduce the rents we are able to charge. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants, our business, financial position or results of operations could be materially adversely affected.
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
As of December 31, 2016, we employed 14 full-time employees, including our executive officers. Accordingly, the impact we may feel from the loss of one of our employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2016, our investment portfolio consisted of 183 real estate properties held for investment (consisting of (i) 97 skilled nursing/transitional care facilities, (ii) 85 senior housing facilities, and (iii) one acute care hospital), 10 investments in loans receivable (consisting of (i) four mortgage loans, (ii) one construction loan, (iii) one mezzanine loan, (iv) three pre-development loans and (v) and one DIP loan) and 12 preferred equity investments. Included in the 183 real estate properties held for investment are two Managed Properties. As of December 31, 2016, our real estate properties held for investment had a total of 18,878 beds/units, spread across the United States and Canada. As of December 31, 2016, nearly all of our real estate properties were leased under triple-net operating leases with expirations ranging from four to 16 years.
Nearly all of our properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our lease agreements as of December 31, 2016 by year and facility type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	2020	2021	2022	2023	2024	2025	2026	Thereafter	Total
Skilled Nursing/Transitional Care
Properties	26	29	12	—	9	2	4	15	97
Beds/Units	2,957	3,337	893	—	1,056	222	500	1,854	10,819
Annualized Revenues	$27,066	$28,666	$10,383	$—	$13,533	$2,914	$10,578	$42,598	$135,738
Senior Housing (1)
Properties	2	4	11	—	9	22	1	31	80
Beds/Units	266	378	646	—	668	1,797	100	3,820	7,675
Annualized Revenues	1,996	2,359	7,468	—	7,087	19,308	624	52,316	91,158
Acute Care Hospital
Properties	—	—	—	—	—	—	—	1	1
Beds/Units	—	—	—	—	—	—	—	70	70
Annualized Revenues	—	—	—	—	—	—	—	5,493	5,493

Total Properties	28	33	23	—	18	24	5	47	178

Total Beds/Units	3,223	3,715	1,539	—	1,724	2,019	600	5,744	18,564

Total Annualized Revenues	$29,062	$31,025	$17,851	$—	$20,620	$22,222	$11,202	$100,407	$232,389

% of Revenue	12.5%	13.4%	7.7%	—%	8.9%	9.6%	4.8%	43.1%	100.0%

(1) Excludes two Managed Properties and three senior housing facilities transitioned to new operators that are not subject to leases.

Occupancy Trends
The following table sets forth the occupancy percentage for our properties for the periods indicated.

	Occupancy % (1)
	Year Ended December 31,
	2016	2015	2014
Skilled Nursing/Transitional Care	88.2%	87.0%	87.8%
Senior Housing	89.4%	90.3%	89.1%

(1) The percentages are calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy for independent living facilities can be greater than 100% for a given period as multiple residents could occupy a single unit. All facility financial performance data were provided by, or derived solely from information provided by operators/tenants without independent verification by the Company. All facility financial performance data are presented one quarter in arrears. The Company excludes the impact of Managed Properties and facilities held for sale or being positioned to be sold. Occupancy percentage for facilities with new tenants/operators are only included in periods subsequent to our acquisition. Occupancy percentage includes occupancy percentage for stabilized facilities owned by the Company as of the end of the respective period.
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
Mortgage Indebtedness
Of our 183 properties held for investment, 20 are subject to mortgage indebtedness to third parties that, as of December 31, 2016, totaled approximately $163.6 million. See the discussion under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources—Mortgage Indebtedness” for further discussion regarding our mortgage indebtedness. As of December 31, 2016 and 2015, our mortgage notes payable consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2016	2015	2016	2015	Maturity Date
Fixed Rate	$163,638	$177,850	3.87%	4.01%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of December 31, 2016 and 2015, respectively.
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

	Sales Price		Dividends
	High	Low	Paid
2015
First Quarter	$34.44	$30.35	$0.39
Second Quarter	$33.94	$25.14	$0.39
Third Quarter	$27.66	$22.23	$0.41
Fourth Quarter	$24.06	$18.16	$0.41
2016
First Quarter	$21.71	$14.92	$0.41
Second Quarter	$23.55	$18.80	$0.42
Third Quarter	$26.40	$20.25	$0.42
Fourth Quarter	$25.17	$19.30	$0.42
At February 16, 2017, we had approximately 1,914 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2016.
On February 3, 2017, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on February 28, 2017 to stockholders of record as of February 15, 2017.
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
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2016	2015	2014
Non-qualified ordinary dividends	$0.7027	$0.9446	$0.5206
Long-term capital gains	—	0.0171	0.0854
Non-dividend distributions	0.9673	0.6383	0.9040
	$1.6700	$1.6000	$1.5100

	Year Ended December 31,
Preferred Stock	2016	2015	2014
Non-qualified ordinary dividends	$1.7813	$1.7496	$1.5303
Long-term capital gains	—	0.0317	0.2510
	$1.7813	$1.7813	$1.7813

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the period from December 30, 2011 through December 31, 2016. The graph assumes that $100 was invested at the close of market on December 30, 2011 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2012 through 2016. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance sheet data:
Total real estate investments, net	$2,009,939	$2,039,616	$1,645,805	$915,418	$827,135
Loans receivable and other investments, net	$96,036	$300,177	$251,583	$185,293	$12,017
Cash and cash equivalents	$25,663	$7,434	$61,793	$4,308	$17,101
Total assets	$2,265,919	$2,468,837	$2,046,165	$1,162,298	$883,234
Mortgage notes, net	$160,752	$174,846	$121,401	$139,103	$150,226
Revolving credit facility	$26,000	$255,000	$68,000	$135,500	$92,500
Term loans, net	$335,673	$264,229	$200,000	$—	$—
Senior unsecured notes, net	$688,246	$685,704	$683,167	$405,302	$323,327
Total liabilities	$1,250,310	$1,414,961	$1,104,342	$702,134	$577,746
Total Sabra Health Care REIT, Inc. stockholders' equity	$1,015,574	$1,053,770	$941,866	$460,164	$305,488

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Operating data:
Total revenues	$260,526	$238,864	$183,518	$134,780	$103,170
Net income attributable to common stockholders	$60,034	$69,171	$36,710	$25,749	$19,513
Net income attributable to common stockholders per share—basic	$0.92	$1.11	$0.79	$0.69	$0.53
Net income attributable to common stockholders per share—diluted	$0.92	$1.11	$0.78	$0.68	$0.52

Other data:
Cash flows provided by operations	$176,739	$121,101	$85,337	$62,099	$56,252
Cash flows provided by (used) in investing activities	$142,363	$(489,226)	$(826,472)	$(297,509)	$(218,650)
Cash flows (used in) provided by financing activities	$(300,898)	$314,078	$798,620	$222,617	$137,249
Dividends declared and paid per common share	$1.67	$1.60	$1.51	$1.36	$1.32

Weighted-average number of common shares outstanding, basic	65,284,251	62,235,014	46,351,544	37,514,637	37,061,111
Weighted-average number of common shares outstanding, diluted—net income and FFO attributable to common stockholders	65,520,672	62,460,239	46,889,531	38,071,926	37,321,517
Weighted-average number of common shares outstanding, diluted—AFFO attributable to common stockholders	65,904,435	62,659,935	47,147,722	38,364,727	37,829,421
FFO attributable to commons stockholders (1)	$164,439	$132,411	$76,128	$59,030	$52,257
Diluted FFO attributable to common stockholders per common share(1)	$2.51	$2.12	$1.62	$1.55	$1.40
AFFO attributable to commons stockholders (1)	$161,465	$133,913	$77,223	$57,942	$60,287
Diluted AFFO attributable to common stockholders per common share (1)	$2.45	$2.14	$1.64	$1.51	$1.59

(1)
We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance for a

REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate depreciation and amortization, real estate impairment charges, and for AFFO, by excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs, expensed acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income, provision for loan losses, changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments), FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, and an acute care hospital leased to third-party operators; senior housing facilities operated under third-party management agreements; debt investments; and preferred equity investments.
Our objectives are to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and other tenants. We have entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and make certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Upon completion of the sales, these asset sales and amendments will have the benefit of reducing our revenue concentration in Genesis and skilled nursing facilities, as well as strengthening our remaining Genesis-operated portfolio through the lease term extensions and guarantee enhancements; provided, however that there can be no assurances that we will successfully complete these sales on the terms or timing contemplated by the memoranda of understanding, or at all, in which event we may not achieve the anticipated benefits from such sales. Marketing of these 35 facilities is ongoing and is expected to be completed over the next several quarters.
Acquisitions and Investments
We made investments of $165.7 million during the year ended December 31, 2016. These investments consisted of: (i) $153.6 million of real estate investments; (ii) $0.9 million in real estate additions; (ii) $7.4 million of preferred equity investments; and (iii) $3.8 million of investments in loans receivable. The $153.6 million of real estate acquisitions includes one skilled nursing/transitional care facility and six senior housing facilities. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Dispositions
During the year ended December 31, 2016, we completed the sale of four skilled nursing/transitional care facilities, one acute care hospital, and one parcel of land for aggregate consideration of $98.0 million after selling expenses of $2.7 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $104.1 million, resulting in an aggregate $6.1 million loss on sale.
Loan Receivable Repayments
During the year ended December 31, 2016, we received $216.0 million in loan receivable repayments including full repayment of $170.8 on our Forest Park - Dallas mortgage loan and Forest Park - Fort Worth construction loan.
Mortgage Debt Prepayments
During the year ended December 31, 2016, we prepaid a $10.7 million fixed rate mortgage note having an interest rate of 5.60%.
Credit Facility
On January 14, 2016, the Sabra Health Care Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which Sabra is the sole general partner, and Sabra Canadian Holdings, LLC, also a wholly owned subsidiary of the Company (together, the “Borrowers”), entered into a third amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility includes a revolving credit facility (the “Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increased our U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions.
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
GAAP requires us to identify entities for which control is achieved through voting rights or other means and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If we were determined to be the primary beneficiary of the VIE, we would consolidate investments in the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.
As of December 31, 2016, we determined that we were the primary beneficiary of two variable interest entities–a senior housing facility and an exchange accommodation titleholder variable interest entity–and we have consolidated the operations of these entities in the accompanying consolidated financial statements. As of December 31, 2016, we determined that the operations of these entities were not material to our results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower's expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2016, none of our investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, we assess any limited partners' rights and their impact on the presumption of control of the limited partnership by any single partner. We reassess our determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.

Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition date fair values. The acquisition value of land, building and improvements are included in real estate investments on the consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the consolidated balance sheets. Acquisition pursuit costs associated with business combinations are expensed as incurred and costs associated with asset acquisitions are capitalized. On October 1, 2016, we early adopted Accounting Standards Update 2017-01, Business Combinations (Topic 805) ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions. (See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further information). As a result of early adopting ASU 2017-01, real estate acquisitions completed subsequent to October 1, 2016 did not meet the definition of a business combination and were deemed asset acquisitions; therefore we capitalized $0.3 million of acquisition pursuit costs associated with these acquisitions. Real estate acquisitions completed prior to October 1, 2016 were deemed to be business combinations and the related acquisition pursuit costs were expensed as incurred. Restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2016, 2015 and 2014, we acquired seven, 24, and 42 real estate properties, respectively, and expensed $1.2 million, $7.0 million and $3.1 million of acquisition pursuit costs, respectively, which amounts are included in general and administrative expense on the accompanying consolidated statements of income.
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
Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are probability-weighted based on our best estimates as of the date of evaluation. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. During the year ended December 31, 2016, we recorded an impairment loss of $29.8 million related to our Forest Park - Frisco real estate investment. This facility was subsequently disposed of during the year ended December 31, 2016. We did not record any impairment losses on our real estate investments during the years ended December 31, 2015 or 2014.
Rental Revenue Recognition
We recognize rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured.
We make estimates of the collectability of our tenant receivables related to base rents, straight-line rent and other revenues. When we analyze accounts receivable and evaluate the adequacy of the allowance for doubtful accounts, we consider such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Specifically for straight-line rent receivables, our assessment includes an estimation of the tenant's ability to fulfill its rental obligations over the remaining lease term. Our collectability estimates for straight-line rent receivables include an assessment at the individual or master lease level as well as at an overall portfolio level.
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
An asset-specific reserve relates to reserves for losses on loans considered impaired and interest income receivable that is deemed uncollectible. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by us or our expectation that we will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the carrying value of that loan is greater than the present value of payments expected to be received, the observable market prices for similar instruments, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or other amounts expected to be received in satisfaction of the loan. As of December 31, 2016, we considered three loan receivable investments with a principal balance of $17.4 million to be impaired and recorded a provision for loan losses of $3.1 million related to four loan receivable investments, one of which was partially repaid prior to December 31, 2016 through the foreclosure of the real estate asset.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but we do not know which specific loans within the pool will ultimately result in losses. The required reserve balances for this pool of loans is derived based on estimated probabilities of default and estimated loss severities assuming a default occurs. As of December 31, 2016, our portfolio-based loan loss reserve totaled $0.4 million.
Interest Income
Interest income on our loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status and we will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine the collection of interest according to the contractual terms of the loan is probable, we will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, we may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell. As of December 31, 2016, four investments in loans receivable totaling $31.2 million were on nonaccrual status.
Preferred Equity Investments and Preferred Return
Preferred equity investments are accounted for at unreturned capital contributions, plus accrued and unpaid preferred returns. We recognize preferred return income on a monthly basis based on the outstanding investment including any previously accrued and unpaid return. As a preferred member of the joint venture, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to currently pay the accrued preferred return.
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

Results of Operations
As of December 31, 2016, our investment portfolio consisted of 183 real estate properties held for investment (including two Managed Properties), 10 investments in loans receivable and 12 preferred equity investments. As of December 31, 2015, our investment portfolio consisted of 180 real estate properties held for investment (including two Managed Properties), 17 investments in loans receivable and 10 preferred equity investments. As of December 31, 2014, our investment portfolio consisted of 160 real estate properties held for investment (including one Managed Property), 14 investments in loans receivable and six preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning acquired investments for an entire period and the anticipated future acquisition of additional investments. The results of operations presented are not directly comparable due to ongoing acquisition activity.
Comparison of results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
Revenues:
Rental income	$225,275	$209,851	$15,424	7%	$16,859	$(1,435)
Interest and other income	27,463	25,505	1,958	8%	2,968	(1,010)
Resident fees and services	7,788	3,508	4,280	122%	4,660	(380)
Expenses:
Depreciation and amortization	68,472	63,079	5,393	9%	5,046	347
Interest	64,873	59,218	5,655	10%	—	5,655
Operating expenses	5,703	2,576	3,127	121%	3,312	(185)
General and administrative	19,918	23,865	(3,947)	(17)%	(5,826)	1,879
Provision for doubtful accounts and loan losses	5,543	12,842	(7,299)	(57)%	—	(7,299)
Impairment of real estate	29,811	—	29,811	NM	29,811	—
Other (expense) income:
Loss on extinguishment of debt	(556)	—	(556)	NM	—	(556)
Other income	10,677	2,260	8,417	NM	—	8,417
Net (loss) gain on sales of real estate	(6,122)	(161)	(5,961)	NM	(5,961)	—
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of investments/dispositions made after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 that is not a direct result of investments/dispositions made after January 1, 2015.
Rental Income
During the year ended December 31, 2016, we recognized $225.3 million of rental income compared to $209.9 million for the year ended December 31, 2015. The $15.4 million increase in rental income is primarily due to an increase of $28.3 million from properties acquired after January 1, 2015, offset by a decrease of $11.4 million from properties disposed of after January 1, 2015. The remaining decrease of $1.5 million is primarily due to the transitioning of one senior housing facility to a new operator and the resulting modification of the lease. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2016 and 2015.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the year ended December 31, 2016, we recognized $27.5 million of interest and other income compared to $25.5 million for the year ended December 31, 2015. The $2.0 million increase is primarily due to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the year ended December 31, 2016. Both loans were repaid during the year ended December 31, 2016.

Resident Fees and Services
During the year ended December 31, 2016, we recognized $7.8 million of resident fees and services compared to $3.5 million for the year ended December 31, 2015. The increase of $4.3 million is due to the investment in one additional Managed Property in November 2015.
Depreciation and Amortization
During the year ended December 31, 2016, we incurred $68.5 million of depreciation and amortization expense compared to $63.1 million for the year ended December 31, 2015. The $5.4 million net increase in depreciation and amortization was primarily due to an increase of $9.7 million from properties acquired after January 1, 2015, partially offset by a decrease of $4.6 million from properties disposed of after January 1, 2015.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2016, we incurred $64.9 million of interest expense compared to $59.2 million for the year ended December 31, 2015. The $5.7 million net increase is primarily related to (i) a $3.0 million increase in interest expense related to our U.S. term loan as a result of increasing U.S. term loan borrowings from $200.0 million to $245.0 million, partially offset by a reduction in the interest rate from 3.03% to 2.85%, (ii) a $2.1 million increase in interest expense related to the Canadian term loan as a result of increasing Canadian term loan borrowings from CAD $90.0 million to CAD $125.0 million, partially offset by a reduction in the interest rate from 4.19% to 3.35%, and (iii) a $1.4 million increase in interest expense primarily due to the increased average balance outstanding on mortgage note borrowings. The increases are offset by a $0.8 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information regarding the Revolving Credit Facility and the Term Loans.
Operating Expenses
During the year ended December 31, 2016, we recognized $5.7 million of operating expenses compared to $2.6 million for the year ended December 31, 2015. The increase of $3.1 million is due to the investment in a Managed Property in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities and asset management. During the year ended December 31, 2016, general and administrative expenses were $19.9 million compared to $23.9 million for the year ended December 31, 2015. The $3.9 million decrease is primarily related to a (i) a $5.8 million decrease in expensed acquisition pursuit costs from $7.0 million during the year ended December 31, 2015, which was primarily related to the acquisitions of the Canadian Portfolio and the NMS portfolio, to $1.2 million during the year ended December 31, 2016, and (ii) a $0.4 million decrease of facility operating expenses associated with transitioning two assets to new operators. The decreases are offset by a (x) $1.4 million increase in stock-based compensation, (y) $0.7 million increase in legal and professional fees due to the increased number of investments and a (z) $0.1 million increase in payroll related expenses due to the increased number of employees. The increase in stock-based compensation expense, from $6.1 million during the year ended December 31, 2015 to $7.5 million during the year ended December 31, 2016, is primarily related to the change in our stock price during the year ended December 31, 2016 (an increase of $4.19 per share) compared to the year ended December 31, 2015 (a decrease of $10.14 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense.
On October 1, 2016, we early-adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions. Acquisition costs associated with asset acquisitions will be capitalized on a prospective basis and costs associated with business combinations will continue to be expensed. We expect expensed acquisition pursuit costs will fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the year ended December 31, 2016, we recognized $5.5 million in provision for doubtful accounts. The $5.5 million provision is primarily due to a $3.5 million increase in reserves on straight-line rental income, $1.8 million related to an increase in loan loss reserves and $0.5 million reserve for other tenant-related receivables, offset by a $0.3 million recovery on previously reserved cash rents. During the year ended December 31, 2015, we recognized $12.8 million in provision for doubtful accounts. Of the $12.8 million provision, $8.2 million was due to reserves on rental income primarily related to our Forest Park - Frisco tenant. The remaining balance of $4.6 million related to loan loss reserves.
Impairment of Real Estate
During the year ended December 31, 2016, we recognized $29.8 million of impairment of real estate related to the sale of the Forest Park - Frisco hospital. See Note 5, "Dispositions," in the Notes to Consolidated Financial Statements for additional information. No impairment of real estate was recognized during the year ended December 31, 2015.
Loss on Extinguishment of Debt
During the year ended December 31, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (each as defined below). We did not recognize any loss on extinguishment of debt during the year ended December 31, 2015.
Other Income
During the year ended December 31, 2016, we recognized $10.7 million in other income. Of the $10.7 million of other income, $7.4 million relates to the lease termination fee related to a memorandum of understanding we entered into with Genesis regarding five Genesis facilities (of which three were owned as of December 31, 2016), $1.5 million of other income as a result of the net impact of adjusting the value of our contingent consideration arrangements related to the acquisition of a portfolio of real estate properties and two senior housing facilities, $0.8 million relates to an ineffectiveness gain related to our LIBOR interest rate swaps, $0.4 million relates to the lease termination fee related to the sale of one skilled nursing/transitional care facility and $0.3 million relates to gain on the sale of 48 skilled nursing beds. During the year ended December 31, 2015, we recognized $2.3 million in other income due to a $1.6 million adjustment to the fair value of our contingent consideration liability primarily related to one acquisition of real estate properties (see Note 4, “Real Estate Properties Held for Investment,” in the Notes to Consolidated Financial Statements for further details) and a $0.7 million gain upon consolidation of a variable interest entity.
Net Loss on Sales of Real Estate
During the year ended December 31, 2016, we recognized a net loss on the sales of real estate of $6.1 million, which consisted of a $9.0 million loss related to the disposition of two skilled nursing/transitional care facilities and the Forest Park - Frisco hospital, offset by a gain of $2.9 million due to the sale of two skilled nursing/transitional care facilities. During the year ended December 31, 2015, we recognized a net loss on the sales of real estate of $0.2 million made up of a $3.9 million loss related to the disposition of one skilled nursing facility, offset by a gain of $3.7 million related to the disposition of four skilled nursing facilities.

Comparison of results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
Revenues:
Rental income	$209,851	$161,483	$48,368	30%	$53,235	$(4,867)
Interest and other income	25,505	19,367	6,138	32%	2,948	3,190
Resident fees and services	3,508	2,668	840	31%	1,008	(168)
Expenses:
Depreciation and amortization	63,079	43,332	19,747	46%	19,363	384
Interest	59,218	46,958	12,260	26%	—	12,260
Operating expenses	2,576	1,930	646	33%	692	(46)
General and administrative	23,865	23,815	50	—%	3,928	(3,878)
Provision for doubtful accounts and loan losses	12,842	3,594	9,248	257%	—	9,248
Other (expense) income:
Loss on extinguishment of debt	—	(22,454)	22,454	100%	—	22,454
Other income	2,260	1,560	700	45%	—	700
Net (loss) gain on sales of real estate	(161)	3,914	(4,075)	(104)%	(4,075)	—
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
Rental Income
During the year ended December 31, 2015, we recognized $209.9 million of rental income compared to $161.5 million for the year ended December 31, 2014. The $48.4 million increase in rental income is primarily due to an increase of $56.9 million from properties acquired after January 1, 2014, offset by a decrease of $3.7 million from properties disposed of after January 1, 2014. The increase is further offset by a $4.8 million decrease in rental income primarily related to recognizing revenue related to Forest Park - Frisco on a cash basis during the year ended December 31, 2015. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No contingent rental income was derived during the years ended December 31, 2015 and 2014.
Interest and Other Income
During the year ended December 31, 2015, we recognized $25.5 million of interest and other income compared to $19.4 million for the year ended December 31, 2014. Interest and other income during the year ended December 31, 2015 primarily consisted of income earned on our 17 investments in loans receivable and preferred returns earned on ten preferred equity investments. Our investments in loans receivable and preferred equity investments had a combined book value of $300.2 million as of December 31, 2015. Interest and other income during the year ended December 31, 2014 primarily consisted of income earned on 14 investments in loans receivable, one of which was repaid in October 2014 when we exercised our option to acquire the property securing the loan, and preferred returns earned on our six preferred equity investments, two of which were repaid in August 2014. In addition, we recognized $3.9 million of interest income (at the default rate) and late fees related to our investment in Forest Park - Fort Worth. Our investments in loans receivable and preferred equity investments had a combined book value of $251.6 million as of December 31, 2014.
Resident Fees and Services
During the year ended December 31, 2015, we recognized $3.5 million of resident fees and services compared to $2.7 million for the year ended December 31, 2014. The increase of $0.8 million is due to the investment in a Managed Property in November 2015.
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
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2015, we incurred $59.2 million of interest expense compared to $47.0 million for the year ended December 31, 2014. The $12.3 million net increase is primarily related to (i) a $8.3 million increase in interest expense and amortization of deferred financing costs related to the issuance of $350.0 million and $150.0 million aggregate principal amounts of the 2021 Notes in January 2014 and October 2014, respectively, (ii) a $3.7 million increase in interest expense related to our prior U.S. term loan, (iii) a $1.4 million increase in interest expense related to the Prior Canadian Term Loan and (iv) a $0.2 million increase in interest expense primarily due to the increased balance outstanding on mortgage note borrowings, partially offset by (x) a $0.2 million decrease in interest expense related to the borrowings outstanding on the Prior Revolving Credit Facility during the year ended December 31, 2015 and (y) a $1.1 million net decrease in interest expense, amortization of deferred financing costs and premium related to the redemption of the then-outstanding 8.125% senior unsecured notes due 2018 (the "2018 Notes") completed in February 2014. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes, the Prior Revolving Credit Facility, our U.S. term loan and the Prior Canadian Term Loan.
Operating Expenses
During the year ended December 31, 2015, we recognized $2.6 million of operating expenses compared to $1.9 million for the year ended December 31, 2014. The increase of $0.7 million is due to the investment in a Managed Property in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with acquisition pursuit activities and asset management. During the year ended December 31, 2015, general and administrative expenses were $23.9 million compared to $23.8 million for the year ended December 31, 2014. The change in general and administrative expenses includes (i) a $3.9 million increase in expensed acquisition pursuit costs from $3.1 million during the year ended December 31, 2014, which was primarily related to our acquisition of the Holiday Portfolio, to $7.0 million during the year ended December 31, 2015, which was primarily related to the acquisitions of the Canadian Portfolio and the four facilities located in Maryland described in Note 3, "Recent Real Estate Acquisitions," in the Notes to Consolidated Financial Statements, (ii) a $0.6 million increase in legal and professional fees due to the increased number of investments and (iii) a $0.4 million increase in payroll related expenses due to the increased number of employees. The increases are offset by (x) a $3.8 million decrease in stock-based compensation and (y) a $1.3 million decrease of facility operating expenses associated with transitioning two assets to new operators. The decrease in stock-based compensation expense, from $9.9 million during the year ended December 31, 2014 to $6.1 million during the year ended December 31, 2015, is primarily related to the change in our stock price during the year ended December 31, 2015 (a decrease of $10.14 per share) compared to the year ended December 31, 2014 (an increase of $4.23 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense.
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

Other Income (Expense)
During the year ended December 31, 2015, we recognized $2.3 million in other income. The $2.3 million of other income is due to a $1.6 million adjustment to the fair value of our contingent consideration liability primarily related to one acquisition of real estate properties (See Note 4, "Real Estate Properties Held for Investment," in the Notes to Consolidated Financial Statements for further details) and a $0.7 million gain upon consolidation of a variable interest entity. During the year ended December 31, 2014, we recognized $1.6 million in other income as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties.
Net (Loss) Gain on Sales of Real Estate
During the year ended December 31, 2015, we recognized a net loss on the sale of real estate of $0.2 million. The $0.2 million net loss is due to a $3.9 million loss related to the disposition of one skilled nursing facility, offset by a gain of $3.7 million related to the disposition of four skilled nursing facilities. During the year ended December 31, 2014, we recognized a gain on the sale of real estate of $3.9 million related to the disposition of three skilled nursing facilities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and real estate impairment charges. AFFO is defined as FFO excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs and expensed acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income, provision for loan losses, changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2016, 2015 and 2014, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$60,034	$69,171	$36,710
Depreciation and amortization of real estate assets	68,472	63,079	43,332
Net loss (gain) on sales of real estate	6,122	161	(3,914)
Impairment of real estate	29,811	—	—

FFO attributable to common stockholders	164,439	132,411	76,128

Expensed acquisition pursuit costs (1)	1,197	7,023	3,095
Stock-based compensation expense	7,496	6,123	9,851
Straight-line rental income adjustments	(21,984)	(24,320)	(19,821)
Amortization of deferred financing costs	5,040	5,143	4,045
Non-cash portion of loss on extinguishment of debt	556	—	1,576
Change in fair value of contingent consideration	(1,526)	(1,550)	(1,560)
Provision for doubtful straight-line rental income, loan losses and other reserves	5,833	9,031	3,594
Other non-cash adjustments (2)	414	52	315

AFFO attributable to common stockholders	$161,465	$133,913	$77,223

FFO attributable to common stockholders per diluted common share	$2.51	$2.12	$1.62

AFFO attributable to common stockholders per diluted common share	$2.45	$2.14	$1.64

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,520,672	62,460,239	46,889,531

AFFO attributable to common stockholders	65,904,435	62,659,935	47,147,722

(1) On October 1, 2016, we early-adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions. All real estate acquisitions completed subsequent to October 1, 2016 were considered asset acquisitions and we have capitalized acquisition pursuit costs associated with these acquisitions, including those costs incurred prior to October 1, 2016. Acquisitions completed prior to October 1, 2016 were deemed business combinations and the related acquisition pursuit costs were expensed as incurred.
(2) Other non-cash adjustments include amortization of debt premiums/discounts, non-cash interest income adjustments and amortization expense related to our interest rate hedges.
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
Significant Items Included in Net Income Attributable to Common Stockholders:

•
During the year ended December 31, 2016, we incurred $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and the Prior Canadian Term Loan. This entire amount is included in FFO for the year ended December 31, 2016.

•
During the year ended December 31, 2016, we recognized $5.5 million in provision for doubtful accounts. During the year ended December 31, 2016, reserves on cash rents decreased by $0.3 million, reserves for other tenant-related receivables increased $0.5 million, reserves on straight-line rental income increased by $3.5 million, and reserves on loan losses increased by $1.8 million. These amounts in their entirety are included in FFO for the year ended December 31, 2016, and $0.3 million is included in AFFO for the year ended December 31, 2016.

•
During the year ended December 31, 2016, we recognized $10.7 million of other income. Of the $10.7 million, $7.7 million is due to lease termination payments related to two tenants, $1.5 million is due to adjusting the value of our contingent consideration related to three acquisitions of real estate properties, $0.8 million relates to an ineffectiveness gain related to our LIBOR interest rate swaps and $0.3 million is due to the gain on sale of 48 skilled nursing beds. This entire amount is included in FFO for the year ended December 31, 2016, and $8.3 million is included in AFFO for the year ended December 31, 2016.

•
During the year ended December 31, 2016, we incurred $0.6 million of acquisition pursuit costs not typically incurred related to the acquisition of one skilled nursing/transitional care facility. This entire amount is included in FFO for the year ended December 31, 2016.

•
During the year ended December 31, 2015, we incurred $4.8 million of acquisition pursuit costs not typically incurred related to the acquisitions of the Canadian Portfolio and the four facilities located in Maryland described in Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements. This entire amount is included in FFO for the year ended December 31, 2015.

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

•
During the year ended December 31, 2015, we recognized $1.6 million of other income primarily as a result of adjusting the fair value of our contingent consideration liability related to two acquisitions of real estate properties. See Note 4, “Real Estate Properties Held for Investment,” in the Notes to Consolidated Financial Statements for further details. This entire amount is included in FFO for the year ended December 31, 2015.

•
During the year ended December 31, 2015, we recognized $0.4 million of facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the year ended December 31, 2015.

•
During the year ended December 31, 2014, we incurred $22.5 million of loss on extinguishment of debt. This amount includes (i) $20.9 million in payments made to noteholders and legal fees for early redemption of the then-outstanding 2018 Notes and legal fees paid, (ii) $0.8 million of write-offs associated with unamortized deferred financing and premium costs, (iii) $0.6 million in write-offs of deferred financing costs in connection with our mortgage debt refinancing and (iv) $0.2 million related to the write-offs of deferred financing costs in connection with amending our Prior Revolving Credit Facility. The entire $22.5 million of loss on extinguishment of debt is included in FFO for the year ended December 31, 2014 and the $20.9 million early redemption premium and legal fees is included in AFFO for the year ended December 31, 2014.

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

•
During the year ended December 31, 2014, we recognized $1.7 million of facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the year ended December 31, 2014.

Liquidity and Capital Resources
As of December 31, 2016, we had approximately $499.5 million in liquidity, consisting of unrestricted cash and cash equivalents of $25.5 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $474.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from U.S. $745.0 million plus CAD $125.0 million), subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in January 2020, which will allow us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $176.7 million for the year ended December 31, 2016. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including expensed acquisition pursuit costs. Operating cash inflows for the year ended December 31, 2016 included $9.6 million of default interest income related to four loan receivable investments and a $10.0 million lease termination payment. Excluding these amounts, we expect our annualized cash flows provided by operating activities to increase as a result of completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the year ended December 31, 2016, net cash provided by investing activities was $142.4 million and consisted of $216.0 million in repayments of loans receivable and $98.0 million in net proceeds from the sale of four skilled nursing/transitional care facilities and one acute care hospital, partially offset by $153.6 million used in the acquisition of one skilled nursing/transitional care facility and six senior housing facilities, $9.7 million used to provide additional funding for existing loans receivable, $7.3 million used to fund new and existing preferred equity investments and $1.0 million used for tenant improvements.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the year ended December 31, 2016, net cash used in financing activities was $300.9 million and included $69.4 million in proceeds from the Term Loans. The proceeds were partially offset by $119.3 million of dividends paid to stockholders, $14.8 million of principal repayments of mortgage notes payable, $5.9 million of payments for deferred financing costs primarily associated with the Credit Facility and $1.3 million of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the year ended December 31, 2016, we repaid a net amount of $229.0 million on our Revolving Credit Facility.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the 2021 Notes and the 2023 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2016, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Facility. As of December 31, 2016, we were in compliance with all applicable covenants under the Credit Facility.
Mortgage Indebtedness
Of our 183 properties held for investment, 20 are subject to mortgage indebtedness to third parties that, as of December 31, 2016, totaled approximately $163.6 million. As of December 31, 2016 and December 31, 2015, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal as of December 31, 2016 (1)	Principal as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at December 31, 2016 (2)	Maturity Date
Fixed Rate	$163,638	$177,850	3.87%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of December 31, 2016 and 2015, respectively.
(2) Weighted average effective rate includes private mortgage insurance.

 Capital Expenditures
For the years ended December 31, 2016, 2015 and 2014, our aggregate capital expenditures were $1.0 million, $3.7 million, and $1.5 million, respectively. The capital expenditures for the years ended December 31, 2016 and 2015 include $0.1 million and $35,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $8.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $119.3 million on our common and preferred stock during the year ended December 31, 2016. On February 3, 2017, our board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on February 28, 2017 to stockholders of record as of February 15, 2017. Also, on February 3, 2017, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 28, 2017 to stockholders of record as of the close of business on February 15, 2017.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 183 real estate properties held for investment as of December 31, 2016 is diversified by location across the United States and Canada.

As of December 31, 2016, our three largest tenants, Genesis, Holiday and NMS represented 32.3%, 16.2% and 12.4%, respectively, of our annualized revenues. Other than these three tenants, none of the Company’s tenants individually represented 10% or more of the Company’s annualized revenues as of December 31, 2016. The obligations under all three master leases are guaranteed by their respective parent entities.
Skilled Nursing Facility Reimbursement Rates
As of December 31, 2016, 56.6% of our annualized revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
On November 16, 2015, CMS finalized the Comprehensive Care for Joint Replacement (“CJR”) model, which began on April 1, 2016, which holds hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements and/or other major leg procedures from surgery through recovery. Through this payment model, hospitals in 67 geographic areas receive additional payments if quality and spending performance are strong or, if not, potentially have to repay Medicare for a portion of the spending for care surrounding a lower extremity joint replacement (LEJR) procedure. As a result, Medicare revenues derived at skilled nursing facilities related to lower extremity joint replacement hospital discharges could be positively or negatively impacted in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, Revolving Credit Facility and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of December 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2017	2018	2019	2020	2021	After 2021
Mortgage indebtedness(1)	$246,154	$9,697	$9,697	$9,697	$9,697	$24,391	$182,975
Revolving Credit Facility (2)	32,600	2,172	2,172	2,172	26,084	—	—
Term loans (3)	379,351	10,233	10,233	10,233	10,260	338,392	—
Senior Notes(4)	893,625	38,250	38,250	38,250	38,250	524,500	216,125
Contingent consideration	818	818	—	—	—	—	—
Operating lease	1,267	191	200	209	219	229	219
Total	$1,553,815	$61,361	$60,552	$60,561	$84,510	$887,512	$399,319

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $82.5 million.

(2)
Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of its two six-month extension options).

(3)	Term loan includes interest payments through the maturity date.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $193.6 million
In addition to the above, as of December 31, 2016, we have committed to provide up to $2.5 million of future funding related to one loan receivable investment. The loan receivable investment has a maturity date in March 2021.

Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 3.0%. Our lease agreements with subsidiaries of Genesis provide for a fixed 2.5% annual rent escalator. Our lease agreements with subsidiaries of Holiday provide for a fixed 4.0% annual rent escalator in years 2 and 3 of the master lease and the greater of the Consumer Price Index and 3.5% thereafter. Our lease agreement with subsidiaries of NMS Healthcare provide for a fixed 2.5% annual rent escalator.
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

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$62,559	$74,249	$61,927	$61,791
Net (loss) income attributable to common stockholders	(18,272)	34,915	22,776	20,615
Net (loss) income per common share-basic	(0.28)	0.53	0.35	0.32
Net (loss) income per common share-diluted	(0.28)	0.53	0.35	0.31

Other data
Cash flows provided by operations	$24,726	$69,768	$39,322	$42,923
Cash flows provided by (used in) investing activities	1,964	254,056	(82,467)	(31,190)
Cash flows used in financing activities	(25,122)	(229,086)	(41,693)	(4,997)

Weighted-average number of common shares outstanding, basic	65,248,203	65,303,057	65,312,288	65,286,722
Weighted-average number of common shares outstanding, diluted:
Net (loss) income	65,248,203	65,503,383	65,591,428	65,671,345
FFO	65,414,703	65,503,383	65,591,428	65,671,345
AFFO	65,825,187	65,784,776	65,872,688	65,923,624

FFO attributable to common stockholders (1)	$33,907	$51,372	$38,427	$40,733
FFO attributable to common stockholders per diluted common share (1)	0.52	0.78	0.59	0.62
AFFO attributable to common stockholders (1)	34,825	49,423	38,449	38,768
AFFO attributable to common stockholders per diluted common share(1)	0.53	0.75	0.58	0.59

Reconciliation of FFO and AFFO
Net (loss) income attributable to common stockholders	$(18,272)	$34,915	$22,776	$20,615
Add:
Depreciation of real estate assets	17,766	16,405	17,102	17,199
Net loss (gain) on sales of real estate	4,602	52	(1,451)	2,919
Impairment of real estate	29,811	—	—	—

FFO attributable to common stockholders	33,907	51,372	38,427	40,733

Expensed acquisition pursuit costs (2)	89	82	1,051	(25)
Stock-based compensation	1,818	1,834	2,485	1,359
Straight-line rental income adjustments	(5,593)	(5,524)	(5,593)	(5,274)
Amortization of deferred financing costs	1,221	1,273	1,273	1,273
Non-cash portion of loss on extinguishment of debt	556	—	—	—
Change in fair value of contingent consolidation	—	(50)	100	(1,576)
Provision for doubtful straight-line rental income and loan losses	2,523	92	830	2,388
Other non-cash adjustments (3)	304	344	(124)	(110)

AFFO attributable to common stockholders	$34,825	$49,423	$38,449	$38,768

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$55,572	$56,586	$59,934	$66,772
Net income attributable to common stockholders	16,889	14,275	15,500	22,507
Net income per common share-basic	0.29	0.24	0.24	0.35
Net income per common share-diluted	0.28	0.24	0.24	0.34

Other data
Cash flows provided by operations	$24,701	$26,606	$27,808	$41,986
Cash flows used in investing activities	(6,237)	(314,423)	(82,021)	(86,545)
Cash flows (used in) provided by financing activities	(76,086)	289,873	79,690	20,601

Weighted-average number of common shares outstanding, basic	59,185,225	59,323,799	65,160,290	65,172,799
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	59,559,253	59,543,781	65,398,175	65,424,854
AFFO	59,893,055	59,742,209	65,528,033	65,570,914

FFO attributable to common stockholders (1)	$31,039	$27,049	$35,644	$38,679
FFO attributable to common stockholders per diluted common share (1)	0.52	0.45	0.55	0.59
AFFO attributable to common stockholders (1)	30,531	30,708	34,490	38,183
AFFO attributable to common stockholders per diluted common share (1)	0.51	0.51	0.53	0.58

Reconciliation of FFO and AFFO
Net income attributable to common stockholders	$16,889	$14,275	$15,500	$22,507
Add:
Depreciation of real estate assets	14,150	14,497	16,306	18,126
Net (gain) loss on sales of real estate	—	(1,723)	3,838	(1,954)

FFO attributable to common stockholders	31,039	27,049	35,644	38,679

Expensed acquisition pursuit costs (2)	310	5,131	540	1,042
Stock-based compensation	2,918	1,754	717	734
Straight-line rental income adjustments	(5,656)	(6,178)	(6,438)	(6,048)
Amortization of deferred financing costs	1,261	1,268	1,300	1,314
Change in fair value of contingent consolidation	100	100	100	(1,850)
Provision for doubtful straight-line rental income and loan losses	421	1,434	2,488	4,688
Other non-cash adjustments (3)	138	150	139	(376)

AFFO attributable to common stockholders	$30,531	$30,708	$34,490	$38,183

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate depreciation and amortization, real estate impairment charges, and for AFFO, by excluding straight-line rental income adjustments, stock-based compensation expense, amortization of deferred financing costs, acquisition pursuit costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income, provision for loan losses, changes in fair value of contingent consideration, amortization of debt premiums/discounts and non-cash interest income adjustments), FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations—Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

(2)
On October 1, 2016, we early-adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions. All real estate acquisitions completed subsequent to October 1, 2016 were considered asset acquisitions and we have capitalized acquisition pursuit costs associated with these acquisitions, including those costs incurred prior to October 1, 2016. Acquisitions completed prior to October 1, 2016 were deemed business combinations and the related acquisition pursuit costs were expensed as incurred.

(3)	Other non-cash adjustments include amortization of debt premiums/discounts, non-cash interest income adjustments and amortization expense related to our interest rate hedges.

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
Interest rate risk. As of December 31, 2016, our indebtedness included $700.0 million aggregate principal amount of Senior Notes outstanding, $163.6 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $338.0 million in term loans and $26.0 million outstanding under the Revolving Credit Facility. As of December 31, 2016, we had $364.0 million of outstanding variable rate indebtedness. In addition, as of December 31, 2016, we had $474.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of December 31, 2016, we had two interest rate swaps that fix the LIBOR portion of the interest rate for the LIBOR-based borrowings under our $245.0 million U.S. dollar term loan at 0.90% and two interest rate swaps that fix the CDOR portion of the interest rate for our CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively.
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
Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap derivative instruments, interest expense would increase by $0.3 million for the twelve months following December 31, 2016. As of December 31, 2016, the index underlying our variable rate debt was below 100 basis points and if this index was reduced to zero during the twelve months following December 31, 2016, interest expense on our variable rate debt would decrease by $0.2 million.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $148.2 million and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2016, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2016, our cash flows would have decreased or increased, as applicable by $0.1 million.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2016, based on the maturity dates (dollars in thousands):

	Maturity
	2017	2018	2019	2020	2021	Thereafter	Total Book Value (1)	Total Fair Value
Mortgage Indebtedness	$4,128	$4,265	$4,408	$4,555	$19,402	$126,880	$163,638	$150,091
Weighted average effective interest rate	3.86%	3.87%	3.88%	3.88%	3.89%	4.08%	3.87%
Revolving Credit Facility	$—	$—	$—	$26,000	$—	$—	$26,000	$26,000
Weighted average effective interest rate	—%	—%	—%	2.77%	—%	—%	2.77%
Term loans	$—	$—	$—	$—	$338,000	$—	$338,000	$338,000
Weighted average effective interest rate	—%	—%	—%	—%	2.99%	—%	2.99%
Senior Unsecured Notes	$—	$—	$—	$—	$500,000	$200,000	$700,000	$709,500
Weighted average effective interest rate	—%	—%	—%	—%	5.50%	5.38%	5.46%
(1) Total book value for mortgage indebtedness and Term Loans does not include deferred financing costs of $2.9 million and $2.3 million, respectively, as of December 31, 2016. Total book value for Senior Notes does not include discount of $0.5 million as of December 31, 2016 and also excludes deferred financing costs of $11.2 million as of December 31, 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this 10-K. See also “Item 7. Management’s Discussion and Analysis—Quarterly Financial Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-47	through	F-56	of this report:
Schedule II - Valuation and Qualifying Accounts
Schedule III - Real Estate Assets and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST
Ex.	Description

2.1
Purchase Agreement, dated September 25, 2014, between Sabra Health Care REIT, Inc. and certain affiliates of Holiday Acquisition Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).†

2.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 22, 2015, between Van Buren Street LLC, Randolph Road, LLC and St. Thomas More, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 24, 2015).†

2.3
Purchase Agreement, dated June 26, 2015, between Sabra Hagerstown, LLC and Marsh Pike, LLC (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K/A filed by Sabra Health Care REIT, Inc. on February 26, 2016). †

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

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

4.2.6
Sixth Supplemental Indenture, dated January 13, 2017, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.6 of the Form S-3 Registration Statement filed by Sabra Health Care REIT, Inc. and the Co-Registrants on January 17, 2017).

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

10.2.1
Form of Amendment to Master Lease Agreement entered into between subsidiaries of Sun Healthcare Group, Inc., subsidiaries of Sabra Health Care REIT, Inc., and Genesis HealthCare LLC, dated December 1, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 6, 2012).

10.2.2
Form of Amendment to Lease Agreement, dated February 2, 2015, by and among subsidiaries of Sabra Health Care REIT, Inc., subsidiaries of Genesis Healthcare, Inc., Genesis Healthcare, Inc., FC-Gen Operations Investment, LLC, and Genesis HealthCare LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 6, 2015).

10.2.3
Form of Amendment to Master Lease, dated July 29, 2016, by and among subsidiaries of Sabra Health Care REIT, Inc., subsidiaries of Genesis Healthcare, Inc. and Genesis Healthcare, Inc. (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 1, 2016).

10.3
Form of Second Amended and Restated Guaranty of Lease, dated July 29, 2016, by Genesis Healthcare, Inc. in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Lease Agreements, dated December 1, 2012, as amended (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 1, 2016).

10.4
Agreement, between Sabra Health Care REIT, Inc. and Genesis Healthcare, Inc., Regarding Disposition of Assets and Lease Amendments, dated July 29, 2016 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 1, 2016).

10.5
Amended and Restated Memorandum of Understanding (Buy-Out Facilities), between Sabra Health Care REIT, Inc. and Genesis Healthcare, Inc., dated July 29, 2016 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 1, 2016).

10.6
Amended and Restated Memorandum of Understanding (Sale Facilities), between Sabra Health Care REIT, Inc. and Genesis Healthcare, Inc., dated July 29, 2016 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 1, 2016).

10.7
Master Lease, dated September 25, 2014, between Sabra Health Care Holdings III, LLC, Sabra Texas Holdings, L.P., Sabra Health Care Virginia II, LLC and Sabra Health Care Northeast, LLC, as landlords, and the tenants listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).

10.8
Guaranty of Master Lease, dated September 25, 2014, by Holiday AL Holdings LP in favor of Sabra Health Care Holdings III, LLC, Sabra Texas Holdings, L.P., Sabra Health Care Virginia II, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 29, 2014).

10.9
Limited Partnership Agreement of Sabra Health Care Limited Partnership, dated as of November 15, 2010 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-4 (File No. 333-171820) filed by the issuers and guarantors on January 21, 2011).

10.9.1
First Amendment to the Limited Partnership Agreement by Sabra Health Care REIT, Inc. and Sabra Health Care, LLC, dated March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

10.10
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

10.11
Form of Indemnification Agreement entered into with each of the directors and officers of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.12+
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

10.15+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 2, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 25, 2014).

10.16.1+*	Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (for Executive Officers).

10.16.2+*	Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (for Executive Officers).

10.16.3+*	Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (for Executive Officers).

10.16.4+*	Form of Notice and Terms and Conditions of Stock Unit Award (Performance Stock Units for 2016 Annual Bonus).

10.16.5+
Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors) (incorporated by reference to Exhibit 10.10.4 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.16.6+
Non-Employee Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.10.5 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.17+*	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective January 1, 2017.

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrants hereby agree to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Sabra Health Care REIT, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sabra Health Care REIT, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 22, 2017

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Real estate investments, net of accumulated depreciation of $282,812 and $237,841 as of December 31, 2016 and 2015, respectively	$2,009,939	$2,039,616
Loans receivable and other investments, net	96,036	300,177
Cash and cash equivalents	25,663	7,434
Restricted cash	9,002	9,813
Prepaid expenses, deferred financing costs and other assets, net	125,279	111,797
Total assets	$2,265,919	$2,468,837

Liabilities
Mortgage notes, net	$160,752	$174,846
Revolving credit facility	26,000	255,000
Term loans, net	335,673	264,229
Senior unsecured notes, net	688,246	685,704
Accounts payable and accrued liabilities	39,639	35,182
Total liabilities	1,250,310	1,414,961

Commitments and contingencies (Note 17)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2016 and 2015	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,285,614 and 65,182,335 shares issued and outstanding as of December 31, 2016 and 2015, respectively	653	652
Additional paid-in capital	1,208,862	1,202,541
Cumulative distributions in excess of net income	(192,201)	(142,148)
Accumulated other comprehensive loss	(1,798)	(7,333)
Total Sabra Health Care REIT, Inc. stockholders' equity	1,015,574	1,053,770
Noncontrolling interests	35	106
Total equity	1,015,609	1,053,876
Total liabilities and equity	$2,265,919	$2,468,837
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$225,275	$209,851	$161,483
Interest and other income	27,463	25,505	19,367
Resident fees and services	7,788	3,508	2,668

Total revenues	260,526	238,864	183,518

Expenses:
Depreciation and amortization	68,472	63,079	43,332
Interest	64,873	59,218	46,958
Operating expenses	5,703	2,576	1,930
General and administrative	19,918	23,865	23,815
Provision for doubtful accounts and loan losses	5,543	12,842	3,594
Impairment of real estate	29,811	—	—

Total expenses	194,320	161,580	119,629

Other income (expense):
Loss on extinguishment of debt	(556)	—	(22,454)
Other income	10,677	2,260	1,560
Net (loss) gain on sales of real estate	(6,122)	(161)	3,914

Total other income (expense)	3,999	2,099	(16,980)

Net income	70,205	79,383	46,909

Net loss attributable to noncontrolling interests	71	30	43

Net income attributable to Sabra Health Care REIT, Inc.	70,276	79,413	46,952

Preferred stock dividends	(10,242)	(10,242)	(10,242)

Net income attributable to common stockholders	$60,034	$69,171	$36,710

Net income attributable to common stockholders, per:

Basic common share	$0.92	$1.11	$0.79

Diluted common share	$0.92	$1.11	$0.78

Weighted-average number of common shares outstanding, basic	65,284,251	62,235,014	46,351,544

Weighted-average number of common shares outstanding, diluted	65,520,672	62,460,239	46,889,531

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$70,205	$79,383	$46,909
Other comprehensive income (loss):
Foreign currency translation	(1,634)	(1,433)	—
Unrealized gain (loss) on cash flow hedge	7,169	(4,358)	(1,542)

Total other comprehensive income (loss)	5,535	(5,791)	(1,542)

Comprehensive income	75,740	73,592	45,367

Comprehensive loss attributable to noncontrolling interest	71	30	43

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$75,811	$73,622	$45,410

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts

Balance, December 31, 2013	5,750,000	$58	38,788,745	$388	$534,639	$(74,921)	$—	$460,164	$—	$460,164
Net income (loss)	—	—	—	—	—	46,952	—	46,952	(43)	46,909
Other comprehensive loss	—	—	—	—	—	—	(1,542)	(1,542)	—	(1,542)
Amortization of stock-based compensation	—	—	—	—	11,234	—	—	11,234	—	11,234
Common stock issuance, net	—	—	20,258,256	202	507,728	—	—	507,930	—	507,930
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.51 per share)	—	—	—	—	—	(72,630)	—	(72,630)	—	(72,630)
Balance, December 31, 2014	5,750,000	58	59,047,001	590	1,053,601	(110,841)	(1,542)	941,866	(43)	941,823

Net income (loss)	—	—	—	—	—	79,413	—	79,413	(30)	79,383
Other comprehensive loss	—	—	—	—	—	—	(5,791)	(5,791)	—	(5,791)
Amortization of stock-based compensation	—	—	—	—	6,946	—	—	6,946	—	6,946
Common stock issuance, net	—	—	6,135,334	62	141,994	—	—	142,056	—	142,056
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)		(10,242)
Common dividends ($1.60 per share)	—	—	—	—	—	(100,478)	—	(100,478)	—	(100,478)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	179	179
Balance, December 31, 2015	5,750,000	58	65,182,335	652	1,202,541	(142,148)	(7,333)	1,053,770	106	1,053,876

Net income (loss)	—	—	—	—	—	70,276	—	70,276	(71)	70,205
Other comprehensive income	—	—	—	—	—	—	5,535	5,535	—	5,535
Amortization of stock-based compensation	—	—	—	—	8,559	—	—	8,559	—	8,559
Common stock issuance, net	—	—	134,509	1	(1,513)	—	—	(1,512)	—	(1,512)
Repurchase of common stock	—	—	(31,230)	—	(725)	—	—	(725)	—	(725)
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.67 per share)	—	—	—	—	—	(110,087)	—	(110,087)	—	(110,087)
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$70,205	$79,383	$46,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,472	63,079	43,332
Non-cash interest income adjustments	582	626	325
Amortization of deferred financing costs	5,040	5,143	4,045
Stock-based compensation expense	7,496	6,123	9,851
Amortization of debt discount (premium)	109	103	(10)
Loss on extinguishment of debt	556	—	1,576
Straight-line rental income adjustments	(21,984)	(24,320)	(19,821)
Provision for doubtful accounts and loan losses	5,543	12,842	3,594
Change in fair value of contingent consideration	(1,526)	(1,550)	(1,560)
Gain on consolidation	—	(710)	—
Net loss (gain) on sales of real estate	6,122	161	(3,914)
Impairment of real estate	29,811	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,452)	(22,794)	(7,993)
Accounts payable and accrued liabilities	11,462	6,977	12,635
Restricted cash	(3,697)	(3,962)	(3,632)
Net cash provided by operating activities	176,739	121,101	85,337
Cash flows from investing activities:
Acquisitions of real estate	(153,579)	(461,330)	(771,479)
Origination and fundings of loans receivable	(9,675)	(49,687)	(66,397)
Origination and fundings of preferred equity investments	(7,348)	(12,804)	(15,486)
Additions to real estate	(1,003)	(3,689)	(1,471)
Repayment of loans receivable	215,962	5,803	1,097
Release of contingent consideration held in escrow	—	5,240	—
Net proceeds from sale of real estate	98,006	27,241	27,264
Net cash provided by (used in) investing activities	142,363	(489,226)	(826,472)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	—	499,250
Principal payments on senior unsecured notes	—	—	(211,250)
Net (repayments of) proceeds from revolving credit facility	(229,000)	187,000	132,500
Proceeds from term loan	69,360	73,242	—
Proceeds from mortgage notes	—	28,735	57,703
Principal payments on mortgage notes	(14,768)	(3,132)	(89,110)
Payments of deferred financing costs	(5,937)	(1,452)	(19,131)
Contributions by noncontrolling interests	—	179	—
Issuance of common stock, net	(1,289)	139,403	510,147
Dividends paid on common and preferred stock	(119,264)	(109,897)	(81,489)
Net cash (used in) provided by financing activities	(300,898)	314,078	798,620
Net increase (decrease) in cash and cash equivalents	18,204	(54,047)	57,485
Effect of foreign currency translation on cash and cash equivalents	25	(312)	—
Cash and cash equivalents, beginning of period	7,434	61,793	4,308
Cash and cash equivalents, end of period	$25,663	$7,434	$61,793
Supplemental disclosure of cash flow information:
Interest paid	$59,234	$53,875	$34,468
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage indebtedness	$—	$30,456	$14,102
Increase in real estate investments due to variable interest consolidation	$—	$10,700	$—
Real estate acquired through loan receivable foreclosure	$10,100	$—	$—
Decrease in loans receivable and preferred equity due to variable interest consolidation	$—	$(8,615)	$—
Repayment of preferred equity investments	$—	$—	$6,949
Decrease in loans receivables/increase in real estate	$—	$—	$16,832
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the “Separation Date”). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra's wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, an acute care hospital, investments in loans receivable and preferred equity investments.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
As of December 31, 2016, the Company determined it was the primary beneficiary of two variable interest entities–a senior housing facility and an exchange accommodation titleholder variable interest entity–and has consolidated the operations of these entities in the accompanying consolidated financial statements. As of December 31, 2016, the Company determined that operations of the entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2016 and 2015, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the consolidated balance sheets and consolidated statements of income. As of December 31, 2015, there was $17.3 million of deferred financing costs related to the Company's mortgage notes, term loans and senior unsecured notes that was previously reported within “prepaid expenses, deferred financing costs and other assets, net” that was reclassified in accordance with Accounting Standards Update ("ASU") 2015-03 to their respective debt liability financial statement line items on the Company’s consolidated balance sheets.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of tenant relationship and origination and absorption intangible assets are included in prepaid expenses, deferred financing costs and other assets in the accompanying consolidated balance sheets. Acquisition pursuit costs associated with business combinations are expensed as incurred and costs associated with asset acquisitions are capitalized. On October 1, 2016, the Company early adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as businesses acquisitions. (See “Recently Issued Accounting Standards Update” below for further information). As a result of early adopting ASU 2017-01, real estate acquisitions completed subsequent to October 1, 2016 did not meet the definition of a business combination and were deemed asset acquisitions, and the Company capitalized $0.3 million of acquisition pursuit costs associated with these acquisitions. Real estate acquisitions completed prior to October 1, 2016 were deemed business combinations and the related acquisition pursuit costs were expensed as incurred. Restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2016, 2015 and 2014, the Company acquired seven, 24, and 42 real estate properties, respectively, and expensed $1.2 million, $7.0 million and $3.1 million of acquisition pursuit costs, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income.
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
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are probability-weighted based on the Company's best estimates as of the date of evaluation. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. During the year ended December 31, 2016, the Company recorded an impairment loss of $29.8 million related to the Company's Forest Park - Frisco real estate investment. This facility was subsequently disposed of during the year ended December 31, 2016. The Company did not record any impairment losses on its real estate investments during the years ended December 31, 2015 or 2014.
Rental Revenue Recognition
The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured.
The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent and other revenues. When the Company analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Specifically for straight-line rent receivables, the Company's assessment includes an estimation of a tenant's ability to fulfill its rental obligations over the remaining lease term. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. When a tenant is in bankruptcy, the Company records a provision for doubtful accounts for management’s estimate of the tenant’s receivable balance that is uncollectible and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. The Company's collectability estimates for straight-line rent receivables include an assessment at the individual or master lease level as well as at an overall portfolio level.
Assets Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “assets held for sale” for all periods presented in the accompanying consolidated financial statements. Mortgage notes payable and other liabilities related to real estate held for sale are classified as “liabilities related to assets held for sale” for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2016 and 2015, the Company did not have any assets held for sale.
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
On a quarterly basis the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses. The Company's evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for doubtful accounts and loan losses” on the Company's consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
An asset-specific reserve relates to reserves for losses on loans considered impaired and interest income receivable that is deemed uncollectible. The Company considers a loan to be impaired when, based upon current information and events, management believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by the Company or the expectation that the Company will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the carrying value of that loan is greater than the present value of payments expected to be received, the observable market prices for similar instruments, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or other amounts expected to be received in satisfaction of the loan.
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
Preferred Equity Investments and Preferred Return
Preferred equity investments are accounted for at unreturned capital contributions, plus accrued and unpaid preferred returns. The Company recognizes preferred return income on a monthly basis based on the outstanding investment including any previously accrued and unpaid return. As a preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to currently pay the accrued preferred return.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2016. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of all funds.

Restricted Cash
Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts to the tenants and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2016 and 2015, restricted cash totaled $9.0 million and $9.8 million, respectively, and restricted cash obligations totaled $6.8 million and $5.0 million, respectively.
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
The Company recognizes all derivative instruments as assets or liabilities in the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. As of December 31, 2016, all of the Company's derivative instruments met the criteria for hedge accounting.
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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 14, “Earnings Per Common Share,” to the Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures (Topic 323) (“ASU 2016-07”). ASU 2016-07 simplifies the accounting for equity method investments. ASU 2016-07 eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted ASU 2016-07 on January 1, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in ASU 2016-09 eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The Company adopted ASU 2016-09 on January 1, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.
Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position and results of operations. As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs, the Company expects that the impact of the Revenue ASUs to the Company will be limited to the recognition of non-lease revenue, such as certain resident fees in its Managed Properties structures (a portion of which are not generated through leasing arrangements) and therefore are not expected to have a material impact on its consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact to its consolidated statements of cash flows as the Company does not have material restricted cash activity.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will now need to be an organized workforce. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on October 1, 2016 on a prospective basis. The Company expects that the majority of its future acquisitions of real estate will be accounted for as asset acquisitions under the new guidance. This adoption will impact how the Company accounts for acquisition pursuit costs and contingent consideration which may result in lower expensed acquisition pursuit costs and eliminate fair value adjustments related to future contingent consideration arrangements.

3.	RECENT REAL ESTATE ACQUISITIONS
During the year ended December 31, 2016, the Company acquired one skilled nursing/transitional care facility and six senior housing facilities. During the year ended December 31, 2015, the Company acquired four skilled nursing/transitional care facilities and 20 senior housing facilities. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015
Land	$7,755	$32,336
Building and Improvements	143,027	449,789
Tenant Origination and Absorption Costs	2,202	7,556
Tenant Relationship	642	2,106

Total Consideration	$153,626	$491,787

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition of 15 years and 25 years, respectively.

For the year ended December 31, 2016, the Company recognized $4.6 million and $2.2 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2016. Net income attributable to common stockholders for the year ended December 31, 2016 includes expensed acquisition pursuit costs of $1.1 million related to acquisitions accounted for as business combinations. For the year ended December 31, 2015, the Company recognized $17.6 million and $5.3 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2015. Net income attributable to common stockholders for the year ended December 31, 2015 includes expensed acquisition pursuit costs of $6.7 million.
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
On June 30, 2015, the Company acquired three skilled nursing facilities for a purchase price of $175.5 million. On November 25, 2015, the Company acquired another skilled nursing facility for a purchase price of $58.9 million. Each of these facilities specializes in transitional care and medically complex post-surgical, ventilator and dialysis patients, and the facilities have a total of 678 licensed beds located in Maryland. Each of these facilities is operated by the same operator. Concurrently with the acquisition of the three skilled nursing facilities on June 30, 2015, the Company entered into a triple-net master lease agreement with the operator of these facilities. This master lease has an initial term of 15 years with two 10-year renewal options and annual rent escalators equal to the greater of 2.50% or CPI, but not to exceed 2.75%. In connection with its November 25, 2015 acquisition of the skilled nursing facility for $58.9 million, the Company assumed one U.S. Department of Housing and Urban Development ("HUD") insured mortgage with an outstanding principal balance of $10.8 million, having an annual interest rate of 5.60%. The mortgage note was subsequently repaid during the twelve months ended December 31, 2016. This skilled nursing facility is also being operated by the same operator that operates the three skilled nursing facilities acquired by the Company on June 30, 2015. The Company has been advised by the sellers of each of these four skilled nursing facilities that prior to the sales of these facilities to the Company, no entity or group of entities, or individual or group of individuals, controlled or jointly controlled all four facilities, and no individual or group managed all four facilities.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	97	10,819	$1,042,754	$(190,038)	$852,716
Senior Housing	85	7,989	1,187,951	(82,131)	1,105,820
Acute Care Hospital	1	70	61,640	(10,387)	51,253

	183	18,878	2,292,345	(282,556)	2,009,789
Corporate Level			406	(256)	150
			$2,292,751	$(282,812)	$2,009,939
As of December 31, 2015

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	100	11,012	$1,029,291	$(167,968)	$861,323
Senior Housing	78	7,213	1,072,060	(52,494)	1,019,566
Acute Care Hospitals	2	124	175,807	(17,127)	158,680
	180	18,349	2,277,158	(237,589)	2,039,569
Corporate Level			299	(252)	47
			$2,277,457	$(237,841)	$2,039,616

	December 31, 2016	December 31, 2015
Building and improvements	$1,983,769	$1,954,129
Furniture and equipment	85,196	97,840
Land improvements	3,744	3,594
Land	220,042	221,894
	2,292,751	2,277,457
Accumulated depreciation	(282,812)	(237,841)
	$2,009,939	$2,039,616
Contingent Consideration Arrangements
In connection with four of its real estate acquisitions, the Company entered into contingent consideration arrangements. Under the contingent consideration arrangements, the Company may pay out additional amounts based on incremental value created through the improvement of operations of the acquired facility (a contingent consideration liability) or may be entitled to receive a portion of the original purchase price of the acquired facility if the facility does not meet certain performance hurdles (a contingent consideration asset). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The estimated value of the contingent consideration asset at the time of purchase was $0. The contingent consideration amounts would be determined based on facility performance and the facilities achieving certain performance hurdles during 2016 through 2018. To determine the value of the contingent consideration, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the facilities achieving the incremental value and then applied an appropriate discount rate. As of December 31, 2016, based on the potential future performance of these facilities, the contingent consideration liabilities had an estimated value of $0.8 million, which amount is included in accounts payable in the accompanying consolidated balance sheets, and the contingent consideration asset was determined to have a value of $0. During the year ended December 31, 2016, the Company recorded an adjustment to decrease the contingent consideration arrangements by $1.5 million and included this amount in other income (expense) on the accompanying consolidated statements of income.

Operating Leases
As of December 31, 2016, nearly all of the Company’s real estate properties held for investment were leased under triple-net operating leases with expirations ranging from four to 16 years. As of December 31, 2016, the leases had a weighted-average remaining term of over nine years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $1.3 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had a $3.2 million reserve for unpaid cash rents and a $3.7 million reserve associated with accumulated straight-line rental income. As of December 31, 2015, the Company had a $3.5 million reserve for unpaid cash rents and a $5.3 million reserve associated with accumulated straight-line rental income. As of December 31, 2016, the Company's three largest tenants, Genesis Healthcare, Inc. ("Genesis"), certain wholly owned subsidiaries of Holiday AL Holdings LP (collectively, "Holiday") and NMS Healthcare, represented 32.3%, 16.2%, and 12.4%, respectively, of the Company's annualized revenues. Other than these three tenants, none of the Company's tenants individually represented 10% or more of the Company's annualized revenues as of December 31, 2016.
The Company has entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and make certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Marketing of these 35 facilities is ongoing and is expected to be completed over the next several quarters; provided, however that there can be no assurances that the Company will successfully complete these sales on the terms or timing contemplated by the memoranda or understanding, or at all.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenants’ ability to pay their rent obligations to the Company) is the tenants’ lease coverage ratios. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent coverage at the lease level and consolidated EBITDAR to total fixed charge coverage at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry's operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.
As of December 31, 2016, the future minimum rental payments from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2017	$214,701
2018	220,677
2019	227,049
2020	233,275
2021	203,442
Thereafter	1,145,204

$2,244,348

5.	DISPOSITIONS
2016 Dispositions
During the year ended December 31, 2016, the Company completed the sale of four skilled nursing/transitional care facilities, one acute care hospital, and one parcel of land for aggregate consideration of $98.0 million after selling expenses of

$2.7 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $104.1 million, resulting in an aggregate $6.1 million loss on sale.
Excluding the net loss on sale and real estate impairment, the Company recognized $0.7 million of net income, $2.3 million of net loss and $13.3 million of net income from these facilities during the years ended December 31, 2016, 2015 and 2014, respectively. The sales of these facilities do not represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.
2015 Dispositions
During the year ended December 31, 2015, the Company completed the sale of five skilled nursing/transitional care facilities for aggregate consideration of $27.2 million after selling expenses of $0.5 million. The carrying values of the assets and liabilities of these facilities was $27.4 million, which resulted in a $0.2 million loss. During the years ended December 31, 2015 and 2014 the Company recognized $1.8 million (excluding the net loss on sale) and $2.3 million of net income, respectively, from these facilities.

6.	TENANT ORIGINATION AND ABSORPTION COSTS AND TENANT RELATIONSHIP ASSETS
As of December 31, 2016 and 2015, the Company’s tenant origination and absorption costs and tenant relationship assets were as follows (in thousands):

	Tenant Origination and Absorption Costs		Tenant Relationship
	December 31,
	2016	2015	2016	2015
Cost	$23,987	$24,492	$7,430	$7,269
Accumulated amortization	(4,432)	(4,215)	(735)	(679)

Net amount	$19,555	$20,277	$6,695	$6,590
Decreases in net income as a result of amortization of the Company’s tenant origination and absorption costs and tenant relationship assets for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Tenant Relationship
	For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014

Amortization	$(2,705)	$(2,729)	$(1,109)	$(477)	$(466)	$(192)
 The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2016 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Tenant Relationship

2017	$1,868	$326
2018	1,868	326
2019	1,868	326
2020	1,868	326
2021	1,868	326
Thereafter	10,215	5,065

	$19,555	$6,695

Weighted-Average Remaining Amortization Period	13.4 years	23.1 years

7.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2016 and 2015, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2016
Investment	Quantity as of December 31, 2016	Facility Type	Principal Balance as of December 31, 2016 (1)	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2016
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing	$38,231	$38,262	$166,277	9.1%	8.9%	11/07/16 - 04/30/18
Construction	1	Senior Housing	795	842	75,201	8.0%	7.7%	03/31/21
Mezzanine	1	Senior Housing	9,640	9,656	15,613	11.0%	10.8%	08/31/17
Pre-development	3	Senior Housing	4,005	4,023	3,768	9.0%	7.7%	01/28/17 - 09/09/17
Debtor-in-possession	1	Acute Care Hospital	813	813	13,625	5.0%	5.0%	N/A
	10		53,484	53,596	274,484	9.3%	9.1%

Loan loss reserve			—	(2,750)	(4,300)
			53,484	50,846	270,184
Other Investments:
Preferred Equity	12	Skilled Nursing/Senior Housing	44,882	45,190	29,993	12.9%	12.9%	N/A

Total	22		$98,366	$96,036	$300,177	10.9%	10.8%

(1) Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
During the year ended December 31, 2016, the Company received aggregate proceeds of $196.1 million, consisting of outstanding principal balance of $170.8 million and $25.3 million of accrued and unpaid interest and fees, in final repayments of the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan.
As of December 31, 2016, the Company considered three loan receivable investments to be impaired. The principal balances of the impaired loans were $17.4 million and $30.0 million as of December 31, 2016 and December 31, 2015, respectively. The Company recorded a provision for loan losses of $3.1 million related to four loan receivable investments during the year ended December 31, 2016, one of which was partially repaid prior to December 31, 2016 through the foreclosure of the real estate asset. As of December 31, 2016, four investments in loans receivable totaling $31.2 million were on nonaccrual status. During the year ended December 31, 2016, the Company decreased its provision for portfolio-based loan losses by $1.3 million. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $2.3 million and $0.4 million, respectively, as of December 31, 2016. The Company recorded a $2.6 million specific loan loss reserve and a $1.8 million portfolio-based loan loss reserve during the year ended December 31, 2015.

8.	DEBT
Mortgage Indebtedness

The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of December 31, 2016 (1)	Book Value as of December 31, 2015 (1)	Weighted Average Effective Interest Rate at December 31, 2016 (2)	Maturity Date
Fixed Rate	$163,638	$177,850	3.87%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.9 million and $3.0 million as of December 31, 2016 and 2015, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	December 31, 2016 (1)	December 31, 2015 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Principal balance does not include discount of $0.5 million and $0.6 million as of December 31, 2016 and 2015, respectively, and also excludes deferred financing costs of $11.2 million and $13.7 million as of  December 31, 2016 and 2015, respectively.
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
The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 1, 2017, at the redemption prices set forth in the 2021 Notes indenture, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2021 Notes are not redeemed, the 2021 Note mature on February 1, 2021.
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

The obligations under the 2021 Notes and 2023 Notes (collectively, the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain of Sabra’s other existing and, subject to certain exceptions, future material subsidiaries; provided, however, that such guarantees are subject to release under certain customary circumstances.  See Note 15, “Summarized Consolidating Information”, for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures governing the Senior Notes (the “Senior Notes Indentures”) contain restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made not to exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The Senior Notes Indentures also provide for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Senior Notes Indentures for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding Senior Notes may become due and payable immediately. The Company was in compliance with all applicable financial covenants under the Senior Notes Indentures related to the Senior Notes outstanding as of December 31, 2016.
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
The Credit Facility includes a revolving credit facility (the “Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Term Loans”). The Revolving Credit Facility provides for a borrowing capacity of $500.0 million and, in addition, increases the Company's U.S. dollar and Canadian dollar term loans to $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion, subject to terms and conditions. In addition, the Canadian dollar term loan was re-designated as a net investment hedge (see Note 9, “Derivative and Hedging Instruments,” for further information).

The Revolving Credit Facility has a maturity date of January 14, 2020, and includes two six-month extension options. The Term Loans have a maturity date of January 14, 2021.
As of December 31, 2016, there was $26.0 million outstanding under the Revolving Credit Facility and $474.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. As of December 31, 2016, the interest rate on the Revolving Credit Facility was 2.77%. In addition, the Operating Partnership pays an unused fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility.
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
On June 10, 2015, concurrently with entering into the Prior Canadian Term Loan, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this CAD $90.0 million term loan at 1.59%. In addition, the Prior Canadian Term Loan was designated as a net investment hedge (see Note 9, “Derivative and Hedging Instruments,” for further information). On August 10, 2016, the Company entered into two interest rate swap agreements to fix the LIBOR portion of the interest rate for its $245.0 million U.S. dollar term loan at 0.90% and one interest rate swap agreement to fix the CDOR portion on CAD $35.0 million of its Canadian dollar term loan at 0.93%. In addition, the Company terminated the five-year interest rate cap contract that capped LIBOR at 2.0%.
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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2016, the Company was in compliance with all applicable financial covenants under the Prior Revolving Credit Facility and the Prior Canadian Term Loan.
Interest Expense
During the years ended December 31, 2016, 2015 and 2014, the Company incurred interest expense of $64.9 million, $59.2 million and $47.0 million, respectively. Included in interest expense for the years ended December 31, 2016, 2015 and 2014, was $5.0 million, $5.1 million and $4.0 million, respectively, of deferred financing costs amortization. As of December 31, 2016 and 2015, the Company had $13.8 million and $13.3 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2016 (in thousands):

	Mortgage Indebtedness	Revolving Credit Facility (1)	Terms Loans	Senior Notes	Total
2017	$4,128	$—	$—	$—	$4,128
2018	4,265	—	—	—	4,265
2019	4,408	—	—	—	4,408
2020	4,555	26,000	—	—	30,555
2021	19,402	—	338,000	500,000	857,402
Thereafter	126,880	—	—	200,000	326,880
Total Principal Balance	163,638	26,000	338,000	700,000	1,227,638
Discount	—	—	—	(515)	(515)
Deferred Financing Costs	(2,886)	—	(2,327)	(11,239)	(16,452)
Total Debt, net	160,752	26,000	335,673	688,246	1,210,671

(1) Revolving Credit Facility is subject to two six-month extension options.

9.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $3.3 million of losses, which are included in accumulated other comprehensive loss, as of December 31, 2016, are expected to be reclassified into earnings in the next 12 months. During the year ended December 31, 2016, the Company terminated its interest rate cap, generating cash proceeds of $0.3 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2019.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	December 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$245,000	$200,000
Denominated in Canadian Dollars	$125,000	$90,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$90,000
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2016 and 2015 (in thousands):

			Fair Value		Maturity Dates
			December 31,
Type	Designation	Count	2016	2015		Balance Sheet Location
Assets:
Interest rate cap	Cash Flow	—	$—	$1,695	2019	Prepaid expenses, deferred financing costs and other assets, net
Interest rate swap	Cash Flow	3	8,083	—	2021	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	3,157	5,392	2025	Prepaid expenses, deferred financing costs and other assets, net
			$11,240	$7,087

Liabilities:
Interest rate swap	Cash Flow	1	$716	$1,468	2020 - 2021	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	93,000	64,890	2020	Term loans, net
			$93,716	$66,358

The following presents the effect of the Company’s hedging instruments on the consolidated statements of income and the consolidated statements of equity for years ended December 31, 2016, 2015 and 2014:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income (Effective Portion)			Income Statement Location
	For the year ended December 31,
	2016	2015	2014	2016	2015	2014

Cash Flow Hedges:
Interest Rate Products	$5,879	$(4,764)	$(1,542)	$(1,360)	$(319)	$—	Interest Expense
Net Investment Hedges:
Foreign Currency Products	(2,085)	5,476	—	—	—	—	N/A
CAD Term Loan	(3,750)	(8,352)	—	—	—	—	N/A

	$44	$(7,640)	$(1,542)	$(1,360)	$(319)	$—

During the year ended December 31, 2016, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.8 million of unrealized gains related to its interest rate swaps to other income (expense) in the consolidated statements of income. During the years ended December 31, 2015 and 2014, the Company recorded no hedge ineffectiveness in earnings.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2016 and 2015 :

	As of December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$11,240	$—	$11,240	$(716)	$—	$10,524
Offsetting Liabilities:
Derivatives	$716	$—	$716	$(716)	$—	$—

	As of December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,087	$—	$7,087	$(1,468)	$—	$5,619
Offsetting Liabilities:
Derivatives	$1,468	$—	$1,468	$(1,468)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2016, the Company had no derivatives with a fair value in a net liability position.

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
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, the Credit Facility are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
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
Senior Notes: These instruments are presented in the accompanying consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums (discounts) and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2.
Mortgage indebtedness: These instruments are presented in the accompanying consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums (discounts) and not at fair value. The fair values of the Company’s mortgage notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2016 and 2015 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2016			December 31, 2015
	Carrying Amount (1)	Face Value (2)	Fair Value	Carrying Amount (1)	Face Value (2)	Fair Value
Financial assets:
Loans receivable	$53,596	$53,484	$51,914	$270,184	$273,811	$274,628
Preferred equity investments	45,190	44,882	48,332	29,993	29,643	30,838
Financial liabilities:
Senior Notes	688,246	700,000	709,500	685,704	700,000	718,500
Mortgage indebtedness	160,752	163,638	150,091	174,846	177,850	165,296

(1) Carrying amounts represent the book value of financial instruments and include unamortized premiums (discounts).
(2) Face value represents amounts contractually due under the terms of the respective agreements.

The Company determined the fair value of financial instruments as of December 31, 2016 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$51,914	$—	$—	$51,914
Preferred equity investments	48,332	—	—	48,332
Financial liabilities:
Senior Notes	709,500	—	709,500	—
Mortgage indebtedness	150,091	—	—	150,091
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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2016, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$8,083	$—	$8,083	$—
Cross currency swap	3,157	—	3,157	—
Financial liabilities:
Contingent consideration liability	818	—	—	818
Interest rate swap	716	—	716	—
The Company’s contingent consideration arrangements are the result of four acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). In order to determine the fair value of the Company’s contingent consideration arrangements, the Company used significant inputs not observable in the market to estimate the contingent consideration. In addition to using an appropriate discount rate, the Company used projections provided by the facilities to estimate future earnings at the facilities, then developed probability-weighted scenarios of the potential future performance of the facilities and the resulting payout from these scenarios. As of December 31, 2016, the contingent consideration liability was valued at $0.8 million and the contingent consideration asset was determined to have a value of $0.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2014	$3,900
Decrease in contingent liability	(1,200)
Balance as of December 31, 2015	$2,700

Decrease in contingent liability	(1,876)
Foreign currency translation	(6)
Balance as of December 31, 2016	$818

The following reconciliation provides the details of activity for contingent consideration asset recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2014	$—
Increase in contingent asset	350
Balance as of December 31, 2015	$350

Decrease in contingent asset	(350)
Balance as of December 31, 2016	—
A corresponding amount equal to the decreases in the contingent consideration liability and contingent consideration asset were included as other income on the accompanying consolidated statements of income for the year ended December 31, 2016.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At December 31, 2016, there were no dividends in arrears.
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
Other Common Stock Issuances
The following is a summary of the Company’s other common stock issuances during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Vesting of common stock units	103,279	235,334
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right, at its option, to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the years ended December 31, 2016 and 2015, pursuant to advance elections made by certain participants, the Company incurred $1.5 million and $5.0 million, respectively, in tax withholding obligations that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2016	2015
Foreign currency translation	$(3,067)	$(1,433)
Unrealized gains (losses) on cash flow hedges	1,269	(5,900)

Total accumulated other comprehensive loss	$(1,798)	$(7,333)

12.	STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company effective as of November 15, 2010 in connection with the Company's separation from Sun and amended and restated in June 2013. The 2009 Performance Incentive Plan provides for the granting of stock-based compensation, including stock options, time-based stock units, funds from operations-based stock units ("FFO Units"), relative total stockholder return-based stock units ("TSR Units") and performance based restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company.
Stock Options
The total intrinsic value of stock options exercised was $0.7 million during the year ended December 31, 2014. The exercise price for the stock options exercised during the year ended December 31, 2014 was paid through the withholding of shares. The total fair value of stock options that vested during the year ended December 31, 2014 was $0.2 million. The Company had no stock options outstanding during the years ended December 31, 2016 and 2015 .
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested (and subject to any applicable deferral or holdback period), each performance-based restricted stock unit is convertible into one share of common stock, subject to any deferrals in issuance pursuant to the grant. The restricted stock units are valued on the grant date based on the market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company's funds from operation ("FFO") differs from a target FFO amount for a period specified in each grant and will range from 0% to 250% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return ("TSR") of the Company's common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 200% of the TSR Units initially granted. Upon any payment of restricted stock units, the participant is required to pay the related tax withholding obligation. The 2009 Performance Incentive Plan provides that unless otherwise elected in advance by the participant, the Company will reduce the number of shares to be delivered to pay the related statutory tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company's common stock on the date the relevant transaction occurs.

The following table summarizes additional information concerning restricted stock units at December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2015	732,756	$21.37
Granted	393,532	22.05
Vested	(214,671)	22.01
Dividends reinvested	73,888	22.07
Cancelled/Forfeited	(81,538)	21.13

Unvested as of December 31, 2016	903,967	$21.58

As of December 31, 2016, the weighted average remaining vesting period of restricted stock units was 2.2 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2016, 2015 and 2014 was $22.05, $21.11 and $25.88, respectively. The total fair value of units vested during the years ended December 31, 2016, 2015 and 2014 was $4.7 million, $8.5 million and $9.6 million, respectively.
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

	2016	2015	2014
Risk Free Interest Rate	0.78% - 1.60%	0.87% - 1.31%	1.07% - 1.09%
Expected Stock Price Volatility	27.40% - 28.42%	23.55% - 27.02%	24.14% - 24.22%
Expected Service Period	2.3 - 3.0 years	2.5 - 3.0 years	3.0 years
Expected Dividend Yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2016, 2015 and 2014, the Company recognized $7.5 million, $6.1 million and $9.9 million, respectively, of stock-based compensation expense. As of December 31, 2016, there was $10.4 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.6 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant's eligible compensation. During the years ended December 31, 2016, 2015 and 2014, the Company's matching contributions were approximately $73,000, $35,000 and $51,000, respectively.

13.	INCOME TAXES
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable ordinary income. In addition, the Company is required to meet certain asset and income tests. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes to its stockholders. The Company also elected to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes.
The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elected to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the Company's separation from Sun occurring within a specified period (generally five years) following the election to be taxed as a REIT. As of January 1, 2011, the built-in-gains tax associated with the Company’s properties totaled approximately $145.8 million assuming a 40% corporate tax rate. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than five years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.
As a result of acquisitions in Canada during 2015, the Company was subject to income taxes under the laws of Canada. The Company recorded a $0.7 million income tax benefit during each of the years ended December 31, 2016 and 2015, with respect to its Canadian operations. Due to uncertainty over the Company's ability to utilize this income tax benefit in future periods, the Company recorded a valuation allowance of $0.7 million against the deferred tax benefit during each of the years ended December 31, 2016 and 2015.
The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at December 31, 2014	$24,212

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2015 tax positions	—

Balance at December 31, 2015	$24,212

Additions (reductions) based on prior years’ tax positions	(24,212)
Additions (reductions) based on 2016 tax positions	—

Balance at December 31, 2016	$—

During the 2016 fiscal year the full amount of unrecognized tax benefits were released due to the lapse of applicable statute of limitations.  The Company does not anticipate that the balance in unrecognized tax benefits will change materially in fiscal year 2017.  We classify interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in our consolidated financial statements.  For the years ended December 31, 2016, 2015, and 2014, we had no such interest or penalties.  With certain exceptions, the tax year 2013 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator
Net income attributable to common stockholders	$60,034	$69,171	$36,710

Denominator
Basic weighted average common shares and common equivalents	65,284,251	62,235,014	46,351,544
Dilutive stock options and restricted stock units	236,421	225,225	537,987

Diluted weighted average common shares	65,520,672	62,460,239	46,889,531

Net income attributable to common stockholders, per:

Basic common share	$0.92	$1.11	$0.79

Diluted common share	$0.92	$1.11	$0.78
During the years ended December 31, 2016, 2015 and 2014, approximately 128,000, 76,000 and 54,000 restricted stock units, respectively, were not included because they were anti-dilutive. No stock options were outstanding during the years ended December 31, 2016 and 2015 and no stock options were considered anti-dilutive during the year ended December 31, 2014.

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
Consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$150	$—	$1,828,629	$181,160	$—	$2,009,939
Loans receivable and other investments, net	(410)	—	96,446	—	—	96,036
Cash and cash equivalents	18,168	—	2,675	4,820	—	25,663
Restricted cash	—	—	57	8,945	—	9,002
Prepaid expenses, deferred financing costs and other assets, net	2,859	18,023	95,740	10,566	(1,909)	125,279
Intercompany	368,281	686,376	—	—	(1,054,657)	—
Investment in subsidiaries	640,238	908,253	12,364	—	(1,560,855)	—
Total assets	$1,029,286	$1,612,652	$2,035,911	$205,491	$(2,617,421)	$2,265,919
Liabilities
Mortgage notes, net	$—	$—	$—	$160,752	$—	$160,752
Revolving credit facility	—	26,000	—	—	—	26,000
Term loans, net	—	243,626	92,047	—	—	335,673
Senior unsecured notes, net	—	688,246	—	—	—	688,246
Accounts payable and accrued liabilities	13,712	14,542	11,333	1,961	(1,909)	39,639
Intercompany	—	—	1,048,309	6,348	(1,054,657)	—
Total liabilities	13,712	972,414	1,151,689	169,061	(1,056,566)	1,250,310
Total Sabra Health Care REIT, Inc. stockholders’ equity:	1,015,574	640,238	884,222	36,395	(1,560,855)	1,015,574
Noncontrolling interests	—	—	—	35	—	35
Total equity	1,015,574	640,238	884,222	36,430	(1,560,855)	1,015,609
Total liabilities and equity	$1,029,286	$1,612,652	$2,035,911	$205,491	$(2,617,421)	$2,265,919

CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$48	$—	$1,874,394	$165,174	$—	$2,039,616
Loans receivable and other investments, net	—	—	302,282	—	(2,105)	300,177
Cash and cash equivalents	2,548	—	456	4,430	—	7,434
Restricted cash	—	—	1,788	8,025	—	9,813
Prepaid expenses, deferred financing costs and other assets, net	2,047	13,384	91,225	7,996	(2,855)	111,797
Intercompany	489,763	918,209	—	—	(1,407,972)	—
Investment in subsidiaries	568,841	792,065	8,855	—	(1,369,761)	—
Total assets	$1,063,247	$1,723,658	$2,279,000	$185,625	$(2,782,693)	$2,468,837
Liabilities
Mortgage notes	$—	$—	$10,766	$164,080	$—	$174,846
Revolving credit facility	—	255,000	—	—	—	255,000
Term loans, net	—	200,000	64,229	—	—	264,229
Senior unsecured notes, net	—	685,704	—	—	—	685,704
Accounts payable and accrued liabilities	9,477	14,113	11,392	2,056	(1,856)	35,182
Intercompany	—	—	1,399,041	8,931	(1,407,972)	—
Total liabilities	9,477	1,154,817	1,485,428	175,067	(1,409,828)	1,414,961
Total Sabra Health Care REIT, Inc. stockholders' equity	1,053,770	568,841	793,572	10,452	(1,372,865)	1,053,770
Noncontrolling interests	—	—	—	106	—	106
Total equity	1,053,770	568,841	793,572	10,558	(1,372,865)	1,053,876
Total liabilities and equity	$1,063,247	$1,723,658	$2,279,000	$185,625	$(2,782,693)	$2,468,837

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2016
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$206,406	$21,197	$(2,328)	$225,275
Interest and other income	3	—	27,712	1	(253)	27,463
Resident fees and services	—	—	—	7,788	—	7,788
Total revenues	3	—	234,118	28,986	(2,581)	260,526
Expenses:
Depreciation and amortization	816	—	60,910	6,746	—	68,472
Interest	—	54,589	3,497	6,787	—	64,873
Operating expenses	—	—	—	8,066	(2,363)	5,703
General and administrative	16,218	57	3,284	359	—	19,918
Provision for doubtful accounts and loan losses	(1,376)	—	6,498	421	—	5,543
Impairment of real estate	—	—	29,811	—	—	29,811
Total expenses	15,658	54,646	104,000	22,379	(2,363)	194,320

Other income (expense):
Loss on extinguishment of debt	—	(468)	(88)	—	—	(556)
Other income (expense)	7,366	(196)	3,507	—	—	10,677
Net (loss) gain on sales of real estate	—	—	(6,143)	21	—	(6,122)

Total other income (expense)	7,366	(664)	(2,724)	21	—	3,999

Income in subsidiary	78,783	134,093	6,840	—	(219,716)	—

Net income	70,494	78,783	134,234	6,628	(219,934)	70,205

Net loss attributable to noncontrolling interest	—	—	—	71	—	71

Net income attributable to Sabra Health Care REIT, Inc.	70,494	78,783	134,234	6,699	(219,934)	70,276

Preferred stock dividends	(10,242)	—	—	—	—	(10,242)

Net income attributable to common stockholders	$60,252	$78,783	$134,234	$6,699	$(219,934)	$60,034

Net income attributable to common stockholders, per:
Basic common share						$0.92
Diluted common share						$0.92
Weighted-average number of common shares outstanding, basic						65,284,251
Weighted-average number of common shares outstanding, diluted						65,520,672

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$190,582	$20,470	$(1,201)	$209,851
Interest and other income	2	334	25,472	1	(304)	25,505
Resident fees and services	—	—	—	3,508	—	3,508
Total revenues	2	334	216,054	23,979	(1,505)	238,864
Expenses:
Depreciation and amortization	47	—	57,141	5,891	—	63,079
Interest	—	52,208	1,536	5,735	(261)	59,218
Operating expenses	—	—	—	3,789	(1,213)	2,576
General and administrative	14,910	30	8,566	359	—	23,865
Provision for doubtful accounts and loan losses	1,291	—	11,551	—	—	12,842
Total expenses	16,248	52,238	78,794	15,774	(1,474)	161,580

Other income (expense):
Other income (expense)	—	1,651	(101)	710	—	2,260
Net loss on sales of real estate	—	—	(161)	—	—	(161)

Total other income (expense)	—	1,651	(262)	710	—	2,099

Income in subsidiary	95,690	145,943	8,368	—	(250,001)	—

Net income	79,444	95,690	145,366	8,915	(250,032)	79,383

Net loss attributable to noncontrolling interest	—	—	—	30	—	30

Net income attributable to Sabra Health Care REIT, Inc.	79,444	95,690	145,366	8,945	(250,032)	79,413

Preferred stock dividends	(10,242)	—	—	—	—	(10,242)

Net income attributable to common stockholders	$69,202	$95,690	$145,366	$8,945	$(250,032)	$69,171

Net income attributable to common stockholders, per:
Basic common share						$1.11
Diluted common share						$1.11
Weighted-average number of common shares outstanding, basic						62,235,014
Weighted-average number of common shares outstanding, diluted						62,460,239

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014
(in thousands, except share and per share amounts)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$142,249	$19,234	$—	$161,483
Interest and other income	9	—	19,357	1	—	19,367
Resident fee and services	—	—	—	2,668	—	2,668
Total revenues	9	—	161,606	21,903	—	183,518
Expenses:
Depreciation and amortization	52	—	37,645	5,635	—	43,332
Interest	—	37,129	4,642	5,187	—	46,958
Operating expenses	—	—	—	1,930	—	1,930
General and administrative	17,922	2	5,561	330	—	23,815
Provision for doubtful accounts and write-offs	600	—	2,994	—	—	3,594
Total expenses	18,574	37,131	50,842	13,082	—	119,629

Other income (expense):
Loss on extinguishment of debt	—	(21,846)	(472)	(136)	—	(22,454)
Other income	—	—	1,560	—	—	1,560
Gain on sale of real estate	—	—	3,914	—	—	3,914

Total other income (expense)	—	(21,846)	5,002	(136)	—	(16,980)

Income in subsidiary	65,517	124,494	5,698	—	(195,709)	—

Net income	46,952	65,517	121,464	8,685	(195,709)	46,909

Net loss attributable to noncontrolling interest	—	—	—	43	—	43

Net income attributable to Sabra Health Care REIT, Inc.	46,952	65,517	121,464	8,728	(195,709)	46,952

Preferred stock dividends	(10,242)	—	—	—	—	(10,242)

Net income attributable to common stockholders	$36,710	$65,517	$121,464	$8,728	$(195,709)	$36,710

Net income attributable to common stockholders, per:
Basic common share						$0.79
Diluted common share						$0.78
Weighted-average number of common shares outstanding, basic						46,351,544
Weighted-average number of common shares outstanding, diluted						46,889,531

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$70,494	$78,783	$134,234	$6,628	$(219,934)	$70,205
Other comprehensive income (loss):
Foreign currency translation	—	(2,080)	364	82	—	(1,634)
Unrealized loss on cash flow hedge	—	7,169	—	—	—	7,169

Total other comprehensive loss	—	5,089	364	82	—	5,535

Comprehensive income	70,494	83,872	134,598	6,710	(219,934)	75,740

Comprehensive loss attributable to noncontrolling interest	—	—	—	71	—	71

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$70,494	$83,872	$134,598	$6,781	$(219,934)	$75,811

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$79,444	$95,690	$145,366	$8,915	$(250,032)	$79,383
Other comprehensive income (loss):
Foreign currency translation	—	5,530	(5,495)	(1,468)	—	(1,433)
Unrealized loss on cash flow hedge	—	(4,358)	—	—	—	(4,358)

Total other comprehensive income (loss)	—	1,172	(5,495)	(1,468)	—	(5,791)

Comprehensive income	79,444	96,862	139,871	7,447	(250,032)	73,592

Comprehensive loss attributable to noncontrolling interest	—	—	—	30	—	30

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$79,444	$96,862	$139,871	$7,477	$(250,032)	$73,622

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$46,952	$65,517	$121,464	$8,685	$(195,709)	$46,909
Other comprehensive income (loss):
Unrealized loss on cash flow hedge	—	(1,542)	—	—	—	(1,542)

Total other comprehensive loss	—	(1,542)	—	—	—	(1,542)

Comprehensive income	46,952	63,975	121,464	8,685	(195,709)	45,367

Comprehensive loss attributable to noncontrolling interest	—	—	—	43	—	43

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$46,952	$63,975	$121,464	$8,728	$(195,709)	$45,410

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$153,577	$—	$12,074	$11,088	$—	$176,739
Cash flows from investing activities:
Acquisitions of real estate	—	—	(133,797)	(19,782)	—	(153,579)
Origination and fundings of loans receivable	—	—	(9,675)	—	—	(9,675)
Origination and fundings of preferred equity investments	—	—	(7,348)	—	—	(7,348)
Additions to real estate	(124)	—	(502)	(377)	—	(1,003)
Repayment of loan receivable	—	—	215,962	—	—	215,962
Investment in Subsidiary	(200)	(200)	—	—	400	—
Net proceeds from sale of real estate	—	—	97,407	599	—	98,006
Distribution from Subsidiary	6,404	6,404	—	—	(12,808)	—
Intercompany financing	(23,484)	165,842	—	—	(142,358)	—
Net cash (used in) provided by investing activities	(17,404)	172,046	162,047	(19,560)	(154,766)	142,363
Cash flows from financing activities:
Net repayment from revolving credit facility	—	(229,000)	—	—	—	(229,000)
Proceeds from term loan	—	45,000	24,360	—	—	69,360
Principal payments on mortgage notes	—	—	(10,766)	(4,002)	—	(14,768)
Payments of deferred financing costs	—	(5,326)	(611)	—	—	(5,937)
Issuance of common stock	(1,289)	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(119,264)	—	—	—	—	(119,264)
Contribution from Parent	—	200	—	200	(400)	—
Distribution to Parent	—	(6,404)	—	(6,404)	12,808	—
Intercompany financing	—	23,484	(184,957)	19,115	142,358	—
Net cash (used in) provided by financing activities	(120,553)	(172,046)	(171,974)	8,909	154,766	(300,898)
Net increase in cash and cash equivalents	15,620	—	2,147	437	—	18,204
Effect of foreign currency translation on cash and cash equivalents	—	—	72	(47)	—	25
Cash and cash equivalents, beginning of period	2,548	—	456	4,430	—	7,434
Cash and cash equivalents, end of period	$18,168	$—	$2,675	$4,820	$—	$25,663

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$112,291	$—	$820	$7,990	$—	$121,101
Cash flows from investing activities:
Acquisitions of real estate	—	—	(450,082)	(11,248)	—	(461,330)
Origination and fundings of loans receivable	—	—	(49,687)	—	—	(49,687)
Preferred equity investments	—	—	(12,804)	—	—	(12,804)
Additions to real estate	(34)	—	(1,286)	(2,369)	—	(3,689)
Investment in Subsidiary	(414)	(414)	—	—	828	—
Distribution from Subsidiary	3,515	3,515	—	—	(7,030)	—
Intercompany financing	(200,884)	(387,652)	—	—	588,536	—
Repayment of note receivable	—	—	5,803	—	—	5,803
Release of contingent consideration held in escrow	—	—	5,240	—	—	5,240
Net proceeds from sale of real estate	—	—	27,241	—	—	27,241
Net cash (used in) provided by investing activities	(197,817)	(384,551)	(475,575)	(13,617)	582,334	(489,226)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	187,000	—	—	—	187,000
Proceeds from term loan	—	—	73,242	—	—	73,242
Proceeds from mortgage notes	—	—	—	28,735	—	28,735
Principal payments on mortgage notes	—	—	—	(3,132)	—	(3,132)
Payments of deferred financing costs	—	(232)	(740)	(480)	—	(1,452)
Contributions by noncontrolling interest	—	—	—	179	—	179
Issuance of common stock	139,403	—	—	—	—	139,403
Dividends paid on common and preferred stock	(109,897)	—	—	—	—	(109,897)
Contribution from Parent	—	414	—	414	(828)	—
Distribution to Parent	—	(3,515)	—	(3,515)	7,030	—
Intercompany financing	—	200,884	402,745	(15,093)	(588,536)	—
Net cash provided by (in used) financing activities	29,506	384,551	475,247	7,108	(582,334)	314,078
Net (decrease) increase in cash and cash equivalents	(56,020)	—	492	1,481	—	(54,047)
Effect of foreign currency translation on cash and cash equivalents	(231)	—	(36)	(45)	—	(312)
Cash and cash equivalents, beginning of period	58,799	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$2,548	$—	$456	$4,430	$—	$7,434

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$53,292	$—	$—	$32,045	$—	$85,337
Cash flows from investing activities:
Acquisitions of real estate	—	—	(763,378)	(8,101)	—	(771,479)
Origination and fundings of loans receivable	—	—	(66,397)	—	—	(66,397)
Preferred equity investments	—	—	(15,486)	—	—	(15,486)
Additions to real estate	(11)	—	(1,437)	(23)	—	(1,471)
Repayment of loans receivable	—	—	1,097	—	—	1,097
Net proceeds from the sale of real estate	—	—	27,264	—	—	27,264
Investment in Subsidiary	(12,147)	(12,147)	—	—	24,294	—
Distribution from Subsidiary	1,246	1,246	—	—	(2,492)	—
Intercompany financing	(415,790)	(958,970)	—	—	1,374,760	—
Net cash (used in) provided by investing activities	(426,702)	(969,871)	(818,337)	(8,124)	1,396,562	(826,472)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	499,250	—	—	—	499,250
Principal payments on senior unsecured notes	—	(211,250)	—	—	—	(211,250)
Net proceeds (repayment) from revolving credit facility	—	268,000	(135,500)	—	—	132,500
Proceeds from mortgage notes	—	—	—	57,703	—	57,703
Principal payments on mortgage notes	—	—	—	(89,110)	—	(89,110)
Payments of deferred financing costs	—	(12,820)	(5,133)	(1,178)	—	(19,131)
Issuance of common stock	510,147	—	—	—	—	510,147
Dividends paid on common and preferred stock	(81,489)	—	—	—	—	(81,489)
Contribution from Parent	—	12,147	—	12,147	(24,294)	—
Distribution to Parent	—	(1,246)	—	(1,246)	2,492	—
Intercompany financing	—	415,790	958,970	—	(1,374,760)	—
Net cash provided by (used in) financing activities	428,658	969,871	818,337	(21,684)	(1,396,562)	798,620
Net increase in cash and cash equivalents	55,248	—	—	2,237	—	57,485
Cash and cash equivalents, beginning of period	3,551	—	—	757	—	4,308
Cash and cash equivalents, end of period	$58,799	$—	$—	$2,994	$—	$61,793

16.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, the Company acquired one skilled nursing/transitional care facility and three senior housing facilities that were accounted for as business combinations. During the year ended December 31, 2015, the Company acquired four skilled nursing/transitional care facilities and 20 senior housing facilities which were all accounted for as business combinations. The following unaudited pro forma information has been prepared to give effect to the acquisitions completed during the year ended December 31, 2016 and December 31, 2015 as if these acquisitions occurred on January 1, 2015 and 2014, respectively. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2015 and 2014, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015

Revenues	$266,727	$276,978
Depreciation and amortization	70,316	74,101
Net income attributable to common stockholders	65,530	99,004

Net income attributable to common stockholders, per:
Basic common share	1.00	1.59
Diluted common share	1.00	1.59

Weighted average number of common shares outstanding, basic	65,284,251	62,235,014
Weighted average number of common shares outstanding, diluted	65,520,672	62,460,239
Expensed acquisition pursuit costs of $1.1 million related to the acquisitions completed during year the ended December 31, 2016 are not expected to have a continuing impact and, therefore, have been excluded from the pro forma results for the year ended December 31, 2016.

17.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2016, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.

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
Effective December 1, 2012, Sun was acquired by Genesis HealthCare LLC. As a result of its acquisition Sun, Genesis HealthCare LLC became successor to the obligations of Sun described above. Effective February 2, 2015, Genesis HealthCare LLC combined with Skilled Healthcare Group, Inc. and now operates under the name Genesis Healthcare, Inc.
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
Dividend Declaration
On February 3, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend will be paid on February 28, 2017 to stockholders of record as of the close of business on February 15, 2017.
Also on February 3, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 28, 2017 to stockholders of record as of the close of business on February 15, 2017.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Uncollectible Accounts Written-off	Foreign Currency Translation due to Charges	Balance at End of Year

Year ended December 31, 2016
Allowance for doubtful accounts	$3,811	$235	$(353)	$—	$3,693
Straight-line rent receivable allowance	5,331	3,540	(5,191)	(12)	3,668
Loan loss reserves	4,300	1,768	(3,318)	—	2,750

	$13,442	$5,543	$(8,862)	$(12)	$10,111

Year ended December 31, 2015
Allowance for doubtful accounts	$—	$3,811	$—	$—	$3,811
Straight-line rent receivable allowance	600	4,731	—	—	5,331
Loan loss reserves	—	4,300	—	—	4,300

	$600	$12,842	$—	$—	$13,442

Year ended December 31, 2014
Straight-line rent receivable allowance	—	600	—	—	600

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
New Martinsville	New Martinsville, WV	100%	—	$475	$10,543	$11,018	—	$475	$10,355	$10,830	$(4,059)	1982	11/15/10	39
Glenville	Glenville, WV	100%	—	484	2,839	3,323	—	484	2,729	3,213	(754)	1982/2006/2015	11/15/10	40
Renaissance Terrace	Harriman, TN	100%	—	76	4,459	4,535	—	76	3,943	4,019	(1,905)	1985/1989, 2008	11/15/10	38
Greenwood	Warwick, RI	100%	—	2,066	10,178	12,244	—	2,066	9,810	11,876	(4,194)	1964/2009	11/15/10	24
Forest Hills (SNF)	Broken Arrow, OK	100%	(4)	1,653	11,259	12,912	—	1,653	10,951	12,604	(4,017)	1994/2008, 2009/2010, 2015	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,259	3,914	(888)	1987	11/15/10	32
Bryan Care	Bryan, OH	100%	—	1,278	6,477	7,755	—	1,278	6,081	7,359	(2,102)	1976	11/15/10	30
Sylvania	Sylvania, OH	100%	—	942	5,627	6,569	—	942	5,178	6,120	(2,323)	1967/1974, 1986, 1995, 2008, 2009	11/15/10	24
Point Place	Toledo, OH	100%	—	1,089	5,364	6,453	—	1,089	5,109	6,198	(1,462)	1995/2011	11/15/10	36
Perrysburg	Perrysburg, OH	100%	—	987	5,358	6,345	—	987	4,996	5,983	(1,710)	1984	11/15/10	32
Forest View	Dayton, OH	100%	—	819	4,214	5,033	—	819	3,945	4,764	(1,681)	1968	11/15/10	24
New Lebanon	New Lebanon, OH	100%	—	784	4,243	5,027	—	784	3,797	4,581	(1,418)	1979	11/15/10	28
New Lexington	New Lexington, OH	100%	—	63	3,487	3,550	—	63	3,138	3,201	(2,095)	1981	11/15/10	20
Twin Rivers	Defiance, OH	100%	—	280	3,004	3,284	—	280	2,758	3,038	(1,000)	1980	11/15/10	30
San Juan	Farmington, NM	100%	9,709	799	4,163	4,962	3	799	3,866	4,665	(1,512)	1963/1993	11/15/10	24
McKinley Care	Gallup, NM	100%	5,566	409	1,865	2,274	4	409	1,768	2,177	(687)	1968	11/15/10	24
Bedford Hills	Bedford, NH	100%	6,316	1,911	12,245	14,156	—	1,911	11,391	13,302	(3,641)	1992/2010	11/15/10	36
Exeter on Hampton	Exeter, NH	100%	—	2,365	2,350	4,715	—	2,365	691	3,056	(373)	1976/2011	11/15/10	40
Pheasant Wood	Petersborough, NH	100%	—	625	3,986	4,611	—	625	3,479	4,104	(1,443)	1975/2016	11/15/10	28
Westwood	Keene, NH	100%	—	699	3,823	4,522	—	699	3,346	4,045	(1,623)	1965/2010	11/15/10	24
Colonial Hill	Rochester, NH	100%	—	412	3,960	4,372	—	412	3,644	4,056	(1,532)	1986/2010	11/15/10	44
Crestwood Care	Milford, NH	100%	—	557	3,441	3,998	—	557	3,007	3,564	(1,293)	1972	11/15/10	28
Applewood	Winchester, NH	100%	—	348	3,075	3,423	—	348	2,673	3,021	(963)	1987	11/15/10	32
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,480	1,792	(801)	1890/2005	11/15/10	20
Woodland Hill	Asheboro, NC	100%	—	1,706	8,053	9,759	—	1,706	7,612	9,318	(2,378)	1987/2009	11/15/10	32
Missouri River	Great Falls, MT	100%	11,064	2,023	16,967	18,990	—	2,023	16,516	18,539	(6,741)	1960/1990, 2010	11/15/10	30
Butte Care	Butte, MT	100%	—	1,092	12,654	13,746	—	1,092	12,469	13,561	(4,308)	1974/2012	11/15/10	35
Whitefish Care	Whitefish, MT	100%	—	651	6,339	6,990	—	651	6,206	6,857	(2,230)	1973/2012	11/15/10	35

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Deer Lodge	Deer Lodge, MT	100%	4,218	190	3,032	3,222	2	190	2,963	3,153	(1,279)	1,973	11/15/10	30
Twin Oaks	Danvers, MA	100%	—	885	5,100	5,985	—	885	4,408	5,293	(1,810)	1969	11/15/10	24
Maplewood	Amesbury, MA	100%	—	771	4,550	5,321	—	771	3,710	4,481	(1,507)	1968/2010	11/15/10	24
Saugus	Saugus, MA	100%	—	285	1,643	1,928	—	285	1,039	1,324	(493)	1967	11/15/10	24
Kensington Manor	Elizabethtown, KY	100%	—	1,864	7,523	9,387	—	1,864	7,045	8,909	(2,337)	2001/2010	11/15/10	37
Regency Care	Louisville, KY	100%	—	1,169	5,989	7,158	1,587	1,169	7,048	8,217	(2,712)	1960/2014	11/15/10	25
Countryside Care	Bardwell, KY	100%	—	239	4,790	5,029	—	239	4,418	4,657	(1,307)	1993/2010	11/15/10	35
Bradford Square	South Frankfort, KY	100%	—	774	3,848	4,622	—	774	3,467	4,241	(1,447)	1960/1990	11/15/10	25
Hillside Villa	Madisonville, KY	100%	—	277	4,272	4,549	—	277	3,810	4,087	(1,625)	1962/1978, 1997	11/15/10	25
Klondike Care	Louisville, KY	100%	—	764	3,576	4,340	—	764	3,222	3,986	(1,220)	1974/1980, 1994, 1995, 2008	11/15/10	28
Colonial Manor	Bowling Green, KY	100%	—	792	3,050	3,842	—	792	2,753	3,545	(1,112)	1963	11/15/10	25
Barkley Center	Paducah, KY	100%	—	325	4,019	4,344	—	325	3,397	3,722	(995)	1999/2014	11/15/10	35
Hopkins Care	Woodburn, KY	100%	—	592	2,277	2,869	—	592	2,020	2,612	(831)	1960	11/15/10	25
Bridge Point	Florence, KY	100%	—	—	2,278	2,278	—	—	1,521	1,521	(908)	1969/2008, 2009, 2010	11/15/10	20
Magnolia Village	Bowling Green, KY	100%	—	14	629	643	—	14	286	300	(209)	1991	11/15/10	29
Decatur Township	Indianapolis, IN	100%	—	673	3,730	4,403	—	673	3,450	4,123	(1,199)	1985/2016	11/15/10	32
Gooding/Bennett Hills	Gooding, ID	100%	—	—	1,731	1,731	—	—	1,719	1,719	(923)	1968/2009	11/15/10	40
Fountain City	Columbus, GA	100%	—	253	2,797	3,050	—	253	1,904	2,157	(1,314)	1970/2012	11/15/10	40
Etowah Landing	Rome, GA	100%	—	43	842	885	—	43	674	717	(531)	1973/1977, 1987	11/15/10	40
Oakhurst	Ocala, FL	100%	—	1,474	8,212	9,686	—	1,474	7,514	8,988	(2,563)	1984/2010	11/15/10	32
Orchard Ridge	New Port Richey, FL	100%	—	536	5,685	6,221	—	536	5,268	5,804	(1,803)	1983/1995, 2012	11/15/10	32
Bay Tree	Palm Harbor, FL	100%	—	786	4,870	5,656	—	786	4,333	5,119	(1,663)	1981	11/15/10	32
West Bay	Oldsmar, FL	100%	—	775	4,660	5,435	—	775	4,110	4,885	(1,477)	1982/2010	11/15/10	32
Sunset Point	Clearwater, FL	100%	—	706	4,370	5,076	—	706	3,917	4,623	(1,501)	1983	11/15/10	32
Arden House	Hamden, CT	100%	19,202	2,250	23,816	26,066	—	2,250	22,836	25,086	(8,042)	1973/2008, 2010	11/15/10	28
Pope John Paul	Danbury, CT	100%	—	—	13,702	13,702	—	—	12,660	12,660	(4,041)	1983/2009	11/15/10	32
St. Camillus	Stamford, CT	100%	—	—	12,528	12,528	—	—	11,413	11,413	(3,745)	1987/2008	11/15/10	32
Madison House	Madison, CT	100%	—	4,337	8,164	12,501	—	4,337	7,715	12,052	(2,320)	1994/2009, 2010	11/15/10	36
Willows (CT)	Woodbridge, CT	100%	—	1,838	9,961	11,799	—	1,838	9,130	10,968	(3,073)	1989/2011	11/15/10	32
The Reservoir	West Hartford, CT	100%	—	1,204	9,457	10,661	—	1,204	9,093	10,297	(2,784)	1995/2009, 2011	11/15/10	36
Glen Hill	Danbury, CT	100%	—	918	7,017	7,935	—	918	6,429	7,347	(2,882)	1963/2009	11/15/10	24

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Governor's House	Simsbury, CT	100%	—	—	5,750	5,750	—	—	5,209	5,209	(2,587)	1895/2008, 2010	11/15/10	20
Elms Haven	Thornton, CO	100%	14,743	3,717	18,473	22,190	7	3,717	17,914	21,631	(5,903)	1987/1989, 1997, 2007, 2008/2016	11/15/10	40
Sable	Aurora, CO	100%	—	1,272	5,591	6,863	—	1,272	5,422	6,694	(1,987)	1973	11/15/10	35
Carmichael	Carmichael, CA	100%	—	—	1,741	1,741	—	—	1,263	1,263	(810)	1960/1976, 2010	11/15/10	40
Willows (CA)	Willows, CA	100%	—	137	1,426	1,563	—	137	1,194	1,331	(707)	1969/2010, 2015	11/15/10	40
Washington Care	San Leandro, CA	100%	9,383	—	1,331	1,331	7	—	1,146	1,146	(580)	1969/2010	11/15/10	40
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	87	247	(62)	1968	11/15/10	10
Mineral Springs	North Conway, NH	100%	12,362	417	5,352	5,769	—	417	4,872	5,289	(1,665)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	10,413	454	4,531	4,985	—	454	4,153	4,607	(1,345)	1984/1986, 1987, 2009	11/15/10	41
Edmondson Care	Brownsville, KY	100%	—	446	5,087	5,533	—	446	4,563	5,009	(1,487)	1994/2009	11/15/10	35
Heartland Villa	Lewisport, KY	100%	—	532	4,025	4,557	—	532	3,660	4,192	(1,142)	1994/2009	11/15/10	35
Meridian Care	Meridian, ID	100%	—	840	8,342	9,182	—	840	8,032	8,872	(3,353)	1997/2009	11/15/10	39
St. Joseph's	Trumbull, CT	100%	—	—	21,878	21,878	—	—	20,801	20,801	(8,597)	1959	11/15/10	24
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(3,385)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(2,525)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(3,976)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(3,633)	2008	08/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	90	2,527	12,543	15,070	(1,853)	1927/1990, 2007/2016	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	15	2,617	11,677	14,294	(1,588)	1958/2009/2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	580	509	5,598	6,107	(913)	1981/2013	05/10/12	40
Camden Care Center	Minneapolis, MN	100%	—	1,235	5,777	7,012	—	1,235	5,777	7,012	(711)	1990	11/30/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(1,669)	2002/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(1,245)	2003/2012, 2015	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(842)	2002/2012	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(2,456)	1962/1996/2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(1,457)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(315)	1970/1979/1983/1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(680)	1954/1968/1975/2000/2004	02/14/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(1,281)	1985	03/05/14	40
Onion Creek	Austin, TX	100%	—	871	12,843	13,714	—	871	12,843	13,714	(920)	2011	10/21/14	40
Adams PARC	Barlesville, OK	100%	—	1,332	6,904	8,236	—	1,332	6,904	8,236	(470)	1989	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	—	2,189	23,567	25,756	(1,428)	1963/1984	10/29/14	40
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	—	869	5,236	6,105	(398)	2001/2013	10/29/14	40
St. Thomas More Medical Complex	Hyattsville, MD	100%	—	6,343	65,573	71,916	—	6,343	65,573	71,916	(2,962)	1950/1976, 2008	06/30/15	40
Bay Ridge Healthcare Center	Annapolis, MD	100%	—	1,548	40,773	42,321	—	1,548	40,773	42,321	(1,708)	1964/1993, 2012	06/30/15	40
NMS Healthcare of Silver Spring	Wheaton, MD	100%	—	676	56,897	57,573	—	676	56,897	57,573	(2,349)	1966/1991, 2012	06/30/15	40
NMS Healthcare of Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	—	1,475	56,237	57,712	(1,701)	1953/1975, 2014	11/25/15	40
NMS Healthcare of Springbrook	Silver Spring, MD	100%	—	963	48,085	49,048	—	963	48,085	49,048	(562)	1965/2015	07/26/16	40

			102,976	110,076	963,581	1,073,657	2,295	110,076	932,678	1,042,754	(190,038)
Senior Housing
Monroe House	Moses Lake, WA	100%	—	—	182	182	—	—	43	43	(33)	1997	11/15/10	15
Forest Hills (ALF)	Broken Arrow, OK	100%	(4)	1,803	3,927	5,730	—	1,803	3,775	5,578	(1,618)	2000	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	3,363	571	7,183	7,754	—	571	6,479	7,050	(2,230)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	5,330	—	5,654	5,654	—	—	4,919	4,919	(1,429)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	4,737	304	3,992	4,296	—	304	3,591	3,895	(1,383)	1,995	11/15/10	46
Langdon Place of Dover	Dover, NH	100%	4,177	801	10,036	10,837	—	801	9,191	9,992	(2,928)	1987/2009	11/15/10	42
Clipper Harbor	Portsmouth, NH	100%	—	846	7,632	8,478	—	846	6,964	7,810	(2,803)	1986/2009	11/15/10	43
Heritage Place	Owensboro, KY	100%	—	668	5,492	6,160	—	668	5,116	5,784	(1,369)	2001	11/15/10	38
Glen Crest	Danbury, CT	100%	—	1,356	6,666	8,022	—	1,356	6,544	7,900	(2,161)	1986	11/15/10	32
Village at Northrise	Las Cruces, NM	100%	—	1,432	6,003	7,435	—	1,432	5,236	6,668	(2,581)	1998/1999, 2010	11/15/10	29
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,031	256	3,293	3,549	(966)	2004/2011	11/22/11	40
New Dawn Memory Care	Aurora, CO	100%	—	2,874	12,829	15,703	—	2,874	12,829	15,703	(1,477)	2009	09/20/12	40
Independence Village at Frankenmuth	Frankenmuth, MI	100%	—	5,027	20,929	25,956	—	5,027	20,929	25,956	(2,604)	1982/2008	09/21/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(121)	1996	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(793)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(368)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	—	684	5,832	6,516	(712)	1999/2001, 2012, 2013	12/14/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	—	952	2,578	3,530	(348)	2002	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(528)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,145	2,889	(241)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(347)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(616)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(1,443)	2006/2008, 2010	12/14/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	—	574	8,733	9,307	(1,003)	2010	12/18/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(557)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(1,476)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	—	217	9,906	10,123	(862)	1989/1991, 1994	02/14/14	40
Park Place	Fort Wayne, IN	100%	13,685	2,300	21,115	23,415	2,747	2,300	23,862	26,162	(1,906)	2011/2016	04/30/14	40
Parkview In Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	45,767	47,957	(2,912)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	44,789	46,928	(2,999)	1986/2013, 2015	09/25/14	40
The Chateau	Mckinney, TX	100%	—	2,760	44,397	47,157	—	2,760	44,397	47,157	(2,863)	2006/2010	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	37,506	39,850	(2,345)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	30,909	35,901	(2,009)	1987/2006, 2015	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,428	27,423	(1,619)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	26,498	27,303	(1,731)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	20,510	21,835	(1,412)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	21,775	22,305	(1,438)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	19,368	21,364	(1,366)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	18,821	21,224	(1,242)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	19,545	20,625	(1,308)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,326	20,535	(1,191)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	18,778	20,255	(1,288)	2005/2006, 2007/2011	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	18,257	19,235	(1,221)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	17,523	18,675	(1,197)	1984/1988, 2013	09/25/14	40
Heritage Village	Mcallen, TX	100%	—	4,092	13,823	17,915	—	4,092	13,823	17,915	(979)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,029	14,596	(873)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,244	13,026	(804)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	10,873	11,667	(748)	1985/2016	09/25/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(524)	1996/2015	09/29/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(318)	1988/2014	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,822	5,037	(314)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(420)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	35	1,283	8,459	9,742	(591)	1999/2016	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	46	1,031	5,623	6,654	(448)	1997/2016	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	1,688	9,098	10,786	55	1,688	9,153	10,841	(701)	2008/2016	10/01/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	23,767	26,244	(1,554)	1986/2016	10/07/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	1,139	561	6,004	6,565	(453)	1920/1997, 2015	10/14/14	40
New Haven AL	Schertz, TX	100%	—	1,174	6,298	7,472	—	1,174	6,298	7,472	(340)	2012	04/10/15	40
Cherry Park	Penticton, BC	100%	5,040	763	6,771	7,534	—	763	6,771	7,534	(321)	1990/1991, 2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	7,000	843	10,724	11,567	(573)	270	10,724	10,994	(480)	1990/2008	06/11/15	40
The Shores	Kamloops, BC	100%	5,258	679	8,024	8,703	—	679	8,024	8,703	(382)	1992/2014	06/11/15	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	—	1,360	16,855	18,215	(771)	1998	06/11/15	40
Masonville Manor	London, ON	100%	—	960	19,056	20,016	—	960	19,056	20,016	(854)	1998/2015	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	—	2,321	8,308	10,629	(415)	1990	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	—	1,823	22,135	23,958	(987)	2005/2015	06/11/15	40
Fairwoods Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	—	1,187	20,346	21,533	(908)	2000	06/11/15	40
Birmingham Lodge	Mount Forest, ON	100%	—	143	2,402	2,545	—	143	2,402	2,545	(163)	1974/1976/1980	06/11/15	40
Life's Journey of Mattoon	Mattoon, IL	100%	—	812	6,796	7,608	—	812	6,796	7,608	(302)	2006/2008	09/01/15	40
Life's Journey of Pana	Pana, IL	100%	—	154	2,098	2,252	—	154	2,098	2,252	(105)	1998/2012	09/01/15	40
Life's Journey of Taylorville	Taylorville, IL	100%	—	267	5,201	5,468	—	267	5,201	5,468	(232)	2012/2014	09/01/15	40
Life's Journey Estates	Mattoon, IL	100%	—	134	659	793	—	134	659	793	(36)	1997	09/01/15	40
Life's Journey of Paris	Paris, IL	100%	—	132	3,090	3,222	—	132	3,090	3,222	(124)	1998/2013	09/01/15	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	—	1,559	9,059	10,618	(348)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	—	1,428	16,138	17,566	(549)	1996/1997, 2011	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	—	527	14,659	15,186	(502)	1995/1997	09/17/15	40
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	—	1,074	19,421	20,495	(687)	1989/1995	09/17/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	—	3,908	20,996	24,904	(678)	2013	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	(312)	2013	11/16/15	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	—	930	9,170	10,100	(135)	2012	07/01/16	40
Poet's Walk at Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(310)	2016	07/14/16	40
Poet's Walk at Chandler Oaks	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(170)	2016	08/01/16	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(1)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
The Montecito Santa Fe	Santa Fe, NM	100%	—	2,536	19,441	21,977	—	2,536	19,441	21,977	(145)	2006	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	—	292	6,889	7,181	(19)	1988	11/30/16	40
Poet's Walk at Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,850	23,280	(52)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,912	12,388	(33)	1991	12/02/16	40

			48,590	106,519	1,081,415	1,187,934	4,925	105,946	1,082,005	1,187,951	(82,131)
Acute Care Hospital
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(10,387)	2009	05/03/11	40

			—	4,020	57,620	61,640	—	4,020	57,620	61,640	(10,387)

Multi-property Indebtedness			12,072	—	—	—	—	—	—	—	—

			163,638	220,615	2,102,616	2,323,231	7,220	220,042	2,072,303	2,292,345	(282,556)

Corporate Assets			—	—	136	136	270	—	406	406	(256)

			$163,638	$220,615	$2,102,752	$2,323,367	$7,490	$220,042	$2,072,709	$2,292,751	$(282,812)

(1)	Encumbrances do not include deferred financing costs of $2.9 million as of December 31, 2016.

(2)	Building and building improvements include land improvements and furniture and equipment.

(3)	The aggregate cost of real estate for federal income tax purposes was $2.3 billion.

(4)	Property serves as collateral for a mortgage loan totaling $12.1 million as of December 31, 2016.

SABRA HEALTH CARE REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Real estate:
Balance at the beginning of the period	$2,277,457	$1,831,799	$1,066,496
Acquisitions	150,782	482,125	792,510
Real estate acquired through loan receivable foreclosure	10,100	—	—
Addition due to consolidation of variable interest entity	—	10,700	—
Improvements	1,003	3,689	1,471
Impairment	(39,058)	—	—
Sale of real estate	(107,930)	(29,395)	(23,265)
Foreign currency translation	4,623	(16,944)	—
Write-off of fully depreciated assets	(4,226)	(4,517)	(5,413)

Balance at the end of the year	$2,292,751	$2,277,457	$1,831,799

Accumulated depreciation:
Balance at the beginning of the period	$(237,841)	$(185,994)	$(151,078)
Depreciation expense	(64,463)	(59,864)	(42,021)
Impairment	9,247	—	—
Sale of real estate	6,023	3,384	1,692
Foreign currency translation	(4)	116	—
Write-off of fully depreciated assets	4,226	4,517	5,413

Balance at the end of the year	$(282,812)	$(237,841)	$(185,994)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mortgages:
Weston	9.0%	2016	(1)	$—	$16,079	$16,079	$16,079
Ramsey	9.0	2018	(1)	—	13,876	13,887	N/A
Marshfield II	9.0	2018	(1)	—	5,209	5,222	N/A
Madeira	10.0	2017	(2)	—	3,067	3,074	N/A

				—	38,231	38,262
Loan Loss Allowance				—	—	(1,620)

				—	38,231	36,642
Construction Mortgages:
McKinney	8.0	2021	(3)	—	795	842	N/A

				$—	$39,026	$37,484

(1) Interest and principal for the first 12 months is deferred and due at the maturity date. Interest after the first 12 months is due monthly.
(2) Interest and principal for the first 6 months is deferred and due at the maturity date. Interest after the first 6 months is due monthly.
(3) Interest and principal for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2016	2015	2014

Balance at the beginning of the period	$241,038	$209,275	$162,870
Additions during period:
Draws	—	8,713	51,217
New mortgage loans	3,767	20,411	4,500
Interest income added to principal	690	2,639	1,781

Deductions during period:
Paydowns/Repayments	(206,469)	—	(11,093)

Balance at the end of the year	$39,026	$241,038	$209,275

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 22, 2017.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 22, 2017
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	February 22, 2017
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	February 22, 2017
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	February 22, 2017
Michael J. Foster

/S/ MILTON J. WALTERS	Director	February 22, 2017
Milton J. Walters