Form 10-Q
period 2017-03-31
Sabra Health Care REIT, Inc.
filed 2017-05-08
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2017, there were 65,410,668 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on Genesis Healthcare, Inc. (“Genesis”) and certain wholly owned subsidiaries of Holiday AL Holdings LP (collectively, “Holiday”) until we are able to further diversify our portfolio;

•	our dependence on the operating success of our tenants;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	changes in foreign currency exchange rates;

•	our ability to raise capital through equity and debt financings;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	the effect of changing healthcare regulation and enforcement on our tenants and the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the ownership limits and anti-takeover defenses in our governing documents and Maryland law, which may restrict change of control or business combination opportunities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	our ability to maintain our status as a real estate investment trust (“REIT”);

•	changes in tax laws and regulations affecting REITs; and

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT.
Additional factors related to the proposed transaction with Care Capital Properties, Inc. (“CCP”) include, among others, the following:

•
the possibility that the parties may be unable to obtain required stockholder approvals or regulatory approvals or that other conditions to closing the transaction may not be satisfied, such that the transaction will not close or that the closing may be delayed;

•	the potential adverse effect on tenant and vendor relationships, operating results and business generally resulting from the proposed transaction;

•	the proposed transaction will require significant time, attention and resources, potentially diverting attention from the conduct of our business;

•	the amount of debt that will need to be refinanced or amended in connection with the proposed merger and the ability to do so on acceptable terms;

•	changes in healthcare regulation and political or economic conditions;

•	the anticipated benefits of the proposed transaction may not be realized;

•	the anticipated and unanticipated costs, fees, expenses and liabilities related to the transaction;

•	the outcome of any legal proceedings related to the transaction; and

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the transaction agreement.
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report on Form 10-K”) and in Part II, Item 1A, "Risk Factors" of this 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $297,405 and $282,812 as of March 31, 2017 and December 31, 2016, respectively	$1,993,592	$2,009,939
Loans receivable and other investments, net	96,489	96,036
Cash and cash equivalents	12,814	25,663
Restricted cash	9,151	9,002
Assets held for sale, net	2,073	—
Prepaid expenses, deferred financing costs and other assets, net	126,007	125,279
Total assets	$2,240,126	$2,265,919

Liabilities
Mortgage notes, net	$159,905	$160,752
Revolving credit facility	17,000	26,000
Term loans, net	336,592	335,673
Senior unsecured notes, net	688,879	688,246
Accounts payable and accrued liabilities	33,397	39,639
Total liabilities	1,235,773	1,250,310

Commitments and contingencies (Note 12)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,410,668 and 65,285,614 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	654	653
Additional paid-in capital	1,208,907	1,208,862
Cumulative distributions in excess of net income	(203,641)	(192,201)
Accumulated other comprehensive loss	(1,628)	(1,798)
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,004,350	1,015,574
Noncontrolling interests	3	35
Total equity	1,004,353	1,015,609
Total liabilities and equity	$2,240,126	$2,265,919
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$57,224	$55,312
Interest and other income	1,945	5,332
Resident fees and services	3,481	1,915

Total revenues	62,650	62,559

Expenses:
Depreciation and amortization	19,137	17,766
Interest	15,788	16,918
Operating expenses	2,420	1,412
General and administrative	6,873	4,714
Provision for doubtful accounts and loan losses	1,770	2,523
Impairment of real estate	—	29,811

Total expenses	45,988	73,144

Other income (expense):
Loss on extinguishment of debt	—	(556)
Other income	2,129	—
Net loss on sale of real estate	—	(4,602)

Total other income (expense)	2,129	(5,158)

Net income (loss)	18,791	(15,743)

Net loss attributable to noncontrolling interests	32	32

Net income (loss) attributable to Sabra Health Care REIT, Inc.	18,823	(15,711)

Preferred stock dividends	(2,561)	(2,561)

Net income (loss) attributable to common stockholders	$16,262	$(18,272)

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.25	$(0.28)

Diluted common share	$0.25	$(0.28)

Weighted-average number of common shares outstanding, basic	65,354,649	65,248,203

Weighted-average number of common shares outstanding, diluted	65,920,486	65,248,203

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$18,791	$(15,743)
Other comprehensive income (loss):
Foreign currency translation loss	(558)	(573)
Unrealized gain (loss) on cash flow hedges	728	(1,492)

Total other comprehensive income (loss)	170	(2,065)

Comprehensive income (loss)	18,961	(17,808)

Comprehensive loss attributable to noncontrolling interest	32	32

Comprehensive income (loss) attributable to Sabra Health Care REIT, Inc.	$18,993	$(17,776)
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net loss	—	—	—	—	—	(15,711)	—	(15,711)	(32)	(15,743)
Other comprehensive loss	—	—	—	—	—	—	(2,065)	(2,065)	—	(2,065)
Amortization of stock-based compensation	—	—	—	—	1,938	—	—	1,938	—	1,938
Common stock issuance, net	—	—	90,883	1	(1,089)	—	—	(1,088)	—	(1,088)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.41 per share)	—	—	—	—	—	(26,859)	—	(26,859)	—	(26,859)
Balance, March 31, 2016	5,750,000	$58	65,273,218	$653	$1,203,390	$(187,279)	$(9,398)	$1,007,424	$74	$1,007,498

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	18,823	—	18,823	(32)	18,791
Other comprehensive loss	—	—	—	—	—	—	170	170	—	170
Amortization of stock-based compensation	—	—	—	—	2,860	—	—	2,860	—	2,860
Common stock issuance, net	—	—	125,054	1	(2,815)	—	—	(2,814)	—	(2,814)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.42 per share)	—	—	—	—	—	(27,702)	—	(27,702)	—	(27,702)
Balance, March 31, 2017	5,750,000	$58	65,410,668	$654	$1,208,907	$(203,641)	$(1,628)	$1,004,350	$3	$1,004,353

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$18,791	$(15,743)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,137	17,766
Non-cash interest income adjustments	26	222
Amortization of deferred financing costs	1,277	1,221
Stock-based compensation expense	2,588	1,818
Amortization of debt discount	28	27
Loss on extinguishment of debt	—	556
Straight-line rental income adjustments	(4,607)	(5,593)
Provision for doubtful accounts and loan losses	1,770	2,523
Change in fair value of contingent consideration	(822)	—
Net loss on sales of real estate	—	4,602
Impairment of real estate	—	29,811
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,414)	(5,900)
Accounts payable and accrued liabilities	(4,605)	(5,430)
Restricted cash	(731)	(1,154)

Net cash provided by operating activities	31,438	24,726
Cash flows from investing activities:
Origination and fundings of loans receivable	(508)	(5,850)
Origination and fundings of preferred equity investments	(51)	(984)
Additions to real estate	(520)	(474)
Repayment of loans receivable	118	8,874
Net proceeds from the sale of real estate	—	398

Net cash (used in) provided by investing activities	(961)	1,964
Cash flows from financing activities:
Net repayments of revolving credit facility	(9,000)	(57,000)
Proceeds from term loans	—	69,360
Principal payments on mortgage notes	(1,021)	(1,022)
Payments of deferred financing costs	(109)	(5,885)
Issuance of common stock, net	(3,224)	(1,274)
Dividends paid on common and preferred stock	(29,993)	(29,301)

Net cash used in financing activities	(43,347)	(25,122)

Net (decrease) increase in cash and cash equivalents	(12,870)	1,568
Effect of foreign currency translation on cash and cash equivalents	21	131
Cash and cash equivalents, beginning of period	25,663	7,434

Cash and cash equivalents, end of period	$12,814	$9,133
Supplemental disclosure of cash flow information:
Interest paid	$18,127	$19,459
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the "Separation Date"). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra's wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, an acute care hospital leased to third-party operators; senior housing facilities operated by third-party property managers pursuant to property management agreements (“Managed Properties”); investments in loans receivable; and preferred equity investments.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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

As of March 31, 2017, the Company determined it was the primary beneficiary of two variable interest entities—a senior housing facility and an exchange accommodation titleholder variable interest entity—and has consolidated the operations of these facilities in the accompanying condensed consolidated financial statements. As of March 31, 2017, the Company determined that operations of the entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2017, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
Recently Issued Accounting Standards Update
Between May 2014 and May 2016, the FASB issued three Accounting Standards Update (“ASU”) changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the second half of 2017. As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs, the Company expects that the impact of the Revenue ASUs to the Company will be limited to the recognition of non-lease revenue, such as certain resident fees in its Managed Properties structures (a portion of which are not generated through leasing arrangements) and therefore are not expected to have a material impact on its consolidated financial statements.
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

3.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment (excluding properties classified as held for sale as of March 31, 2017) consisted of the following (dollars in thousands):
As of March 31, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	96	10,689	$1,038,815	$(195,942)	$842,873
Senior Housing(1)	75	7,109	1,032,562	(82,451)	950,111
Managed Properties(1)	10	888	157,573	(7,901)	149,672
Acute Care Hospital	1	70	61,640	(10,849)	50,791
	182	18,756	2,290,590	(297,143)	1,993,447
Corporate Level			407	(262)	145
			$2,290,997	$(297,405)	$1,993,592
As of December 31, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	97	10,819	$1,042,754	$(190,038)	$852,716
Senior Housing(1)	83	7,855	1,153,739	(80,449)	1,073,290
Managed Properties	2	134	34,212	(1,682)	32,530
Acute Care Hospital	1	70	61,640	(10,387)	51,253
	183	18,878	2,292,345	(282,556)	2,009,789
Corporate Level			406	(256)	150
			$2,292,751	$(282,812)	$2,009,939

	March 31, 2017	December 31, 2016
Building and improvements	$1,981,783	$1,983,769
Furniture and equipment	85,622	85,196
Land improvements	3,475	3,744
Land	220,117	220,042
	2,290,997	2,292,751
Accumulated depreciation	(297,405)	(282,812)
	$1,993,592	$2,009,939
(1) On March 1, 2017, the Company transitioned eight senior housing facilities into a managed property structure whereby the Company owns the operations of the facilities and the facilities are operated by a third-party property manager.
Contingent Consideration Arrangements
In connection with three of its real estate acquisitions, the Company entered into contingent consideration arrangements. Under the contingent consideration arrangements, the Company may pay out additional amounts based on incremental value created through the improvement of operations of the acquired facility (a contingent consideration liability). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The contingent consideration amounts would be determined based on portfolio performance and the facility achieving certain performance hurdles during 2017. During the three months ended March 31, 2017, one earn-out arrangement expired and resulted in a $0 payout and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing facilities to Managed Properties. To determine the value of the remaining contingent consideration arrangement, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the facility achieving the incremental value and then applied an appropriate discount rate. As of March 31, 2017, based on the performance of this facility, the contingent consideration liability had an estimated value of $0. During the three months ended March 31, 2017, the Company recorded an adjustment to decrease the contingent consideration liability by $0.8 million and included this amount in other income on the accompanying condensed consolidated statements of income (loss).
Operating Leases
As of March 31, 2017, nearly all of the Company’s real estate properties (excluding 10 Managed Properties) were leased under triple-net operating leases with expirations ranging from one to 16 years. As of March 31, 2017, the leases had a weighted-average remaining term of nine years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $2.0 million as of March 31, 2017 and $2.7 million as of December 31, 2016. As of March 31, 2017, the Company had a $3.3 million reserve for unpaid cash rents and a $1.9 million reserve associated with accumulated straight-line rental income. As of December 31, 2016, the Company had a $3.2 million reserve for unpaid cash rents and a $3.7 million reserve associated with accumulated straight-line rental income.
The following table provides information regarding significant tenant relationships as of March 31, 2017 (dollars in thousands):

		Three Months Ended March 31, 2017
	Number of Investments	Rental Revenue	% of Total Revenue

Genesis Healthcare, Inc.	78	$19,955	31.9%
Holiday AL Holdings, LP	21	9,813	15.7
NMS Healthcare	5	7,505	12.0

The Company has entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and the Company has made certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. On April 1, 2017, the Company completed the sale of one of these facilities. Marketing of the remaining 34 facilities is ongoing and is expected to be completed in the second half of 2017; provided, however that there can be no assurances that the Company will successfully complete these sales on the terms or timing contemplated by the memoranda of understanding, or at all.

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
As of March 31, 2017, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

April 1, 2017 through December 31, 2017	$155,591
2018	212,860
2019	219,300
2020	225,378
2021	195,307
Thereafter	1,115,867
$2,124,303

4.    ASSET HELD FOR SALE AND DISPOSITIONS
Asset Held for Sale
As of March 31, 2017, the Company determined that one skilled nursing/transitional care facility, with a net book value of $2.1 million, met the criteria to be classified as held for sale. On April 1, 2017, the facility was sold for aggregate consideration of $6.1 million.
Dispositions
During the three months ended March 31, 2016, the Company completed the sale of one skilled nursing/transitional care facility for aggregate consideration of $0.4 million after selling expenses of $0.1 million. The net book value of this facility was $5.0 million, which resulted in a $4.6 million loss on sale. The Company sold no facilities during the three months ended March 31, 2017.
Excluding the net loss on sale, the Company recognized $0.1 million of net income from the asset held for sale and the sold facility during each of the three months ended March 31, 2017 and 2016. Neither the determination of the held for sale classification nor the sale of the facility above represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to this facility have remained in continuing operations.

5.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2017 and December 31, 2016, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						March 31, 2017
Investment	Quantity as of March 31, 2017	Facility Type	Principal Balance as of March 31, 2017 (1)	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2017
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing	$38,308	$38,341	$38,262	9.1%	8.9%	11/07/16- 04/30/18
Construction	1	Senior Housing	1,301	1,351	842	8.0%	7.7%	03/31/21
Mezzanine	1	Senior Housing	9,640	9,653	9,656	11.0%	10.8%	08/31/17
Pre-development	3	Senior Housing	4,085	4,094	4,023	9.0%	7.2%	01/28/17-09/09/17
Debtor-in-possession	1	Acute Care Hospital	695	695	813	5.0%	5.0%	NA

	10		54,029	54,134	53,596	9.4%	9.1%

Loan loss reserve			—	(4,096)	(2,750)

			$54,029	$50,038	$50,846
Other Investments:
Preferred Equity	12	Skilled Nursing / Senior Housing	46,079	46,451	45,190	12.9%	12.9%	N/A

Total	22		$100,108	$96,489	$96,036	11.0%	10.9%

(1) Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2017, the Company considered five loan receivable investments to be impaired. The principal balances of the impaired loans were $36.3 million and $36.4 million as of March 31, 2017 and December 31, 2016, respectively. The Company recorded a provision for loan losses of $1.5 million related to three loan receivable investments during the three months ended March 31, 2017. As of March 31, 2017, five loans receivable investments totaling $36.3 million were on nonaccrual status. During the three months ended March 31, 2017, the Company reduced its portfolio-based loan loss reserve by $0.2 million. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $3.9 million and $0.2 million, respectively, as of March 31, 2017. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $2.3 million and $0.4 million, respectively, as of December 31, 2016.

6.    DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of March 31, 2017 (1)	Book Value as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at March 31, 2017 (2)	Maturity Date
Fixed Rate	$162,762	$163,638	3.87%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.9 million as of March 31, 2017 and December 31, 2016.
(2) Weighted average effective interest rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2017 (1)	December 31, 2016 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Principal balance does not include discount of $0.5 million as of March 31, 2017 and December 31, 2016, and also excludes deferred financing costs of $10.6 million and $11.2 million as of March 31, 2017 and December 31, 2016, respectively.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2017, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of March 31, 2017, there was $17.0 million outstanding under the Revolving Credit Facility and $483.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the "Base Rate"). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. As of March 31, 2017, the interest rate on the Revolving Credit Facility was 2.98%. In addition, the Operating Partnership pays an unused facility fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility.

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

On June 10, 2015, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this CAD $90.0 million term loan at 1.59%. In addition, CAD $90.0 million of the Canadian dollar term loan was designated as a net investment hedge (see Note 7, “Derivative and Hedging Instruments” for further information). On August 10, 2016, the Company entered into two interest rate swap agreements to fix the LIBOR portion of the interest rate for its $245.0 million U.S. dollar term loan at 0.90% and one interest rate swap agreement to fix the CDOR portion on CAD $35.0 million of its Canadian dollar term loan at 0.93%.

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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2017, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three months ended March 31, 2017 and 2016, the Company incurred interest expense of $15.8 million and $16.9 million, respectively. Interest expense includes financing costs amortization of $1.3 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had $9.6 million and $13.8 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2017 (in thousands):

	Mortgage Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1, 2017 through December 31, 2017	$3,111	$—	$—	$—	$3,111
2018	4,270	—	—	—	4,270
2019	4,412	—	—	—	4,412
2020	4,560	17,000	—	—	21,560
2021	19,529	—	338,775	500,000	858,304
Thereafter	126,880	—	—	200,000	326,880
Total Principal Balance	162,762	17,000	338,775	700,000	1,218,537
Discount	—	—	—	(487)	(487)
Deferred financing costs	(2,857)	—	(2,183)	(10,634)	(15,674)
Total Debt, net	$159,905	$17,000	$336,592	$688,879	$1,202,376
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $3.0 million of losses, which are included in accumulated other comprehensive loss, as of March 31, 2017, are expected to be reclassified into earnings in the next 12 months. In 2016 the Company terminated its interest rate cap, generating cash proceeds of $0.3 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2019.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$245,000	$245,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$55,889	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$411	$—

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2017 and December 31, 2016 (in thousands):

			Fair Value		Maturity Dates
Type	Designation	Count	March 31, 2017	December 31, 2016		Balance Sheet Location
Assets:
Interest rate swap	Cash Flow	3	8,505	8,083	2021	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	2,178	3,157	2025	Prepaid expenses, deferred financing costs and other assets, net
			$10,683	$11,240

Liabilities:
Interest rate swap	Cash Flow	1	$747	$716	2020 - 2021	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	93,775	93,000	2020	Term loans, net
			$94,522	$93,716

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three months ended March 31, 2017:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Income Statement Location
	Three Months Ended March 31,
	2017	2016

Cash Flow Hedges:
Interest Rate Products	$259	$(1,540)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	(916)	(2,503)	N/A
CAD Term Loan	(775)	7,138	N/A

	$(1,432)	$3,095

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Income Statement Location
	Three Months Ended March 31,
	2017	2016

Cash Flow Hedges:
Interest Rate Products	$(470)	$(173)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	—	—	N/A
CAD Term Loan	—	—	N/A

	$(470)	$(173)

During the three months ended March 31, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.1 million of unrealized losses related to its interest rate swaps to other income in the condensed consolidated statements of income (loss). During the three months ended March 31, 2016, the Company recorded no hedge ineffectiveness in the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments
As of March 31, 2017, the Company had one outstanding cross currency interest rate swap not designated as a hedging instrument in an asset position with a fair value of $16,000 and included this amount in prepaid expenses, deferred financing costs and other assets, net on the condensed consolidated balance sheets. During the three months ended March 31, 2017, the Company recorded $7,000 of other expense related to this derivative not designated as a hedging instrument. As of December 31, 2016, the Company's derivatives were all designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$10,908	$—	$10,908	$(996)	$—	$9,912
Offsetting Liabilities:
Derivatives	$996	$—	$996	$(996)	$—	$—

	As of December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$11,240	$—	$11,240	$(716)	$—	$10,524
Offsetting Liabilities:
Derivatives	$716	$—	$716	$(716)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2017, the Company had no derivatives with a fair value in a net liability position.

8.    FAIR VALUE DISCLOSURES

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

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying condensed consolidated balance sheets. The Company estimates the fair value of derivative instruments, including its interest rate swap and cross currency swaps, using the assistance of a third party using inputs that are observable in the market, which includes forward yield curves and other relevant information. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2017			December 31, 2016
	Carrying Amount (1)	Face Value (2)	Fair Value	Carrying Amount (1)	Face Value (2)	Fair Value
Financial assets:
Loans receivable	$54,134	$54,029	$50,069	$53,596	$53,484	$51,914
Preferred equity investments	46,451	46,079	47,363	45,190	44,882	48,332
Financial liabilities:
Senior Notes	688,879	700,000	707,500	688,246	700,000	709,500
Mortgage indebtedness	159,905	162,762	149,270	160,752	163,638	150,091

(1) Carrying amounts represent the book value of financial instruments, including unamortized premiums (discounts), but excluding related reserves.
(2) Face value represents amounts contractually due under the terms of the respective agreements.

The Company determined the fair value of financial instruments as of March 31, 2017 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$50,069	$—	$—	$50,069
Preferred equity investments	47,363	—	—	47,363
Financial liabilities:
Senior Notes	707,500	—	707,500	—
Mortgage indebtedness	149,270	—	—	149,270
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
Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2017, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$8,505	$—	$8,505	$—
Cross currency swap	2,194	—	2,194	—
Financial liabilities:
Interest rate swap	747	—	747	—
The Company entered into contingent consideration arrangements as a result of three acquisitions of real estate (see Note 3, “Real Estate Properties Held for Investment”). During the three months ended March 31, 2017, one earn-out arrangement expired and resulted in a $0 payout and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing facilities to Managed Properties. In order to determine the fair value of the Company’s remaining contingent consideration arrangements, the Company used significant inputs not observable in the market to estimate the contingent consideration. The Company used financial information provided by the facility to estimate the possible payout. As of March 31, 2017, the total contingent consideration liability had an estimated value of $0.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2016	$818
Decrease in contingent consideration liability	(822)
Foreign currency translation	4
Balance as of March 31, 2017	$—

A corresponding amount equal to the decrease in the contingent consideration liability was included as other income on the accompanying consolidated statements of income (loss) for the three months ended March 31, 2017.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At March 31, 2017, there were no dividends in arrears.
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
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2017:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2017	February 15, 2017	$0.42	February 28, 2017
During the three months ended March 31, 2017, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2016 Bonus Plan pursuant to an election by certain participants to receive their bonus in the form of an equity award.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the three months ended March 31, 2017, pursuant to advance elections made by certain participants, the Company incurred $2.6 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation loss	$(3,625)	$(3,067)
Unrealized gains on cash flow hedges	1,997	1,269

Total accumulated other comprehensive loss	$(1,628)	$(1,798)

10.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator
Net income (loss) attributable to common stockholders	$16,262	$(18,272)

Denominator
Basic weighted average common shares and common equivalents	65,354,649	65,248,203
Dilutive restricted stock units	565,837	—

Diluted weighted average common shares	65,920,486	65,248,203

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.25	$(0.28)

Diluted common share	$0.25	$(0.28)

During the three months ended March 31, 2017 and 2016, approximately 130 and 54,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

11.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$146	$—	$1,845,293	$148,153	$—	$1,993,592
Loans receivable and other investments, net	(222)	—	96,711	—	—	96,489
Cash and cash equivalents	5,285	—	3,707	3,822	—	12,814
Restricted cash	—	—	67	9,084	—	9,151
Assets held for sale	—	—	2,073	—	—	2,073
Prepaid expenses, deferred financing costs and other assets, net	2,556	17,106	97,831	10,403	(1,889)	126,007
Intercompany	345,081	664,771	—	—	(1,009,852)	—
Investment in subsidiaries	663,960	942,039	11,712	—	(1,617,711)	—
Total assets	$1,016,806	$1,623,916	$2,057,394	$171,462	$(2,629,452)	$2,240,126

Liabilities
Mortgage notes, net	$—	$—	$—	$159,905	$—	$159,905
Revolving credit facility	—	17,000	—	—	—	17,000
Term loans, net	—	243,711	92,881	—	—	336,592
Senior unsecured notes, net	—	688,879	—	—	—	688,879
Accounts payable and accrued liabilities	12,456	10,366	9,128	3,336	(1,889)	33,397
Intercompany	—	—	1,036,134	(26,282)	(1,009,852)	—
Total liabilities	12,456	959,956	1,138,143	136,959	(1,011,741)	1,235,773

Total Sabra Health Care REIT, Inc. stockholders' equity	1,004,350	663,960	919,251	34,500	(1,617,711)	1,004,350
Noncontrolling interests	—	—	—	3	—	3
Total equity	1,004,350	663,960	919,251	34,503	(1,617,711)	1,004,353
Total liabilities and equity	$1,016,806	$1,623,916	$2,057,394	$171,462	$(2,629,452)	$2,240,126

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$150	$—	$1,860,850	$148,939	$—	$2,009,939
Loans receivable and other investments, net	(410)	—	96,446	—	—	96,036
Cash and cash equivalents	18,168	—	2,675	4,820	—	25,663
Restricted cash	—	—	57	8,945	—	9,002
Prepaid expenses, deferred financing costs and other assets, net	2,859	18,023	96,301	10,005	(1,909)	125,279
Intercompany	368,281	687,493	—	25,125	(1,080,899)	—
Investment in subsidiaries	640,238	907,136	12,364	—	(1,559,738)	—
Total assets	$1,029,286	$1,612,652	$2,068,693	$197,834	$(2,642,546)	$2,265,919

Liabilities
Mortgage notes, net	$—	$—	$—	$160,752	$—	$160,752
Revolving credit facility	—	26,000	—	—	—	26,000
Term loans, net	—	243,626	92,047	—	—	335,673
Senior unsecured notes, net	—	688,246	—	—	—	688,246
Accounts payable and accrued liabilities	13,712	14,542	11,606	1,688	(1,909)	39,639
Intercompany	—	—	1,080,899	—	(1,080,899)	—
Total liabilities	13,712	972,414	1,184,552	162,440	(1,082,808)	1,250,310

Total Sabra Health Care REIT, Inc. stockholders' equity	1,015,574	640,238	884,141	35,359	(1,559,738)	1,015,574
Noncontrolling interests	—	—	—	35	—	35
Total equity	1,015,574	640,238	884,141	35,394	(1,559,738)	1,015,609
Total liabilities and equity	$1,029,286	$1,612,652	$2,068,693	$197,834	$(2,642,546)	$2,265,919

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2017
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$53,039	$4,969	$(784)	$57,224
Interest and other income	7	—	1,938	—	—	1,945
Resident fees and services	—	—	—	3,481	—	3,481
Total revenues	7	—	54,977	8,450	(784)	62,650
Expenses:
Depreciation and amortization	216	—	16,956	1,965	—	19,137
Interest	—	13,409	728	1,651	—	15,788
Operating expenses	—	—	—	3,204	(784)	2,420
General and administrative	5,916	15	797	145	—	6,873
Provision for (recovery of) doubtful accounts and loan losses	(145)	—	1,915	—	—	1,770
Total expenses	5,987	13,424	20,396	6,965	(784)	45,988

Other income (expense):
Other income (loss)	1,367	35	727	—	—	2,129

Total other income (expense)	1,367	35	727	—	—	2,129

Income in subsidiary	23,436	36,825	1,779	—	(62,040)	—

Net income	18,823	23,436	37,087	1,485	(62,040)	18,791

Net loss attributable to noncontrolling interests	—	—	—	32	—	32

Net income attributable to Sabra Health Care REIT, Inc.	18,823	23,436	37,087	1,517	(62,040)	18,823

Preferred stock dividends	(2,561)	—	—	—	—	(2,561)

Net income attributable to common stockholders	$16,262	$23,436	$37,087	$1,517	$(62,040)	$16,262

Net loss attributable to common stockholders, per:
Basic common share						$0.25
Diluted common share						$0.25
Weighted-average number of common shares outstanding, basic						65,354,649
Weighted-average number of common shares outstanding, diluted						65,920,486

CONDENSED CONSOLIDATING STATEMENT OF LOSS
For the Three Months Ended March 31, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Elimination	Consolidated
Revenues:
Rental income	$—	$—	$50,748	$4,800		$(236)	$55,312
Interest and other income	—	119	5,395	—		(182)	5,332
Resident fees and services	—	—	—	1,915		—	1,915
Total revenues	—	119	56,143	6,715		(418)	62,559
Expenses:
Depreciation and amortization	183	—	16,015	1,568		—	17,766
Interest	—	14,302	1,019	1,716		(119)	16,918
Operating expenses	—	—	—	1,648		(236)	1,412
General and administrative	4,473	10	177	54		—	4,714
Provision for doubtful accounts and loan losses	233	—	2,290	—		—	2,523
Impairment of real estate	—	—	29,811	—	—	—	29,811
Total expenses	4,889	14,312	49,312	4,986		(355)	73,144

Other income (expense):
Loss on extinguishment of debt	—	(468)	(88)	—		—	(556)
Other income (loss)	—	500	(450)	(50)		—	—
Net loss on sales of real estate	—	—	(4,602)	—		—	(4,602)

Total other income (expense)	—	32	(5,140)	(50)		—	(5,158)

Income in subsidiary	(10,759)	3,402	—	—		7,357	—

Net (loss) income	(15,648)	(10,759)	1,691	1,679		7,294	(15,743)

Net loss attributable to noncontrolling interests	—	—	—	32		—	32

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(15,648)	(10,759)	1,691	1,711		7,294	(15,711)

Preferred stock dividends	(2,561)	—	—	—		—	(2,561)

Net (loss) income attributable to common stockholders	$(18,209)	$(10,759)	$1,691	$1,711		$7,294	$(18,272)

Net loss attributable to common stockholders, per:
Basic common share							$(0.28)
Diluted common share							$(0.28)
Weighted-average number of common shares outstanding, basic							65,248,203
Weighted-average number of common shares outstanding, diluted							65,248,203

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017
(dollars in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$18,823	$23,436	$37,087	$1,485	$(62,040)	$18,791
Other comprehensive income (loss):
Foreign currency translation (loss) income	—	(953)	299	96	—	(558)
Unrealized gain on cash flow hedge	285	443	—	—	—	728

Total other comprehensive (loss) income	285	(510)	299	96	—	170

Comprehensive income	19,108	22,926	37,386	1,581	(62,040)	18,961

Comprehensive loss attributable to noncontrolling interest	—	—	—	32	—	32

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$19,108	$22,926	$37,386	$1,613	$(62,040)	$18,993

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016
(dollars in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net (loss) income	$(15,648)	$(10,759)	$1,691	$1,679	$7,294	$(15,743)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	—	(2,643)	1,516	554	—	(573)
Unrealized loss on cash flow hedge	—	(1,492)	—	—	—	(1,492)

Total other comprehensive (loss) income	—	(4,135)	1,516	554	—	(2,065)

Comprehensive (loss) income	(15,648)	(14,894)	3,207	2,233	7,294	(17,808)

Comprehensive loss attributable to noncontrolling interest	—	—	—	32	—	32

Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(15,648)	$(14,894)	$3,207	$2,265	$7,294	$(17,776)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$27,886	$—	$1,017	$2,535	$—	$31,438
Cash flows from investing activities:
Fundings of loans receivable	—	—	(508)	—	—	(508)
Fundings of preferred equity investments	—	—	(51)	—	—	(51)
Additions to real estate	(1)	—	(474)	(45)	—	(520)
Repayment of loans receivable	—	—	118	—	—	118
Distribution from subsidiary	2,474	2,474	—	—	(4,948)	—
Intercompany financing	(10,025)	(916)	—	—	10,941	—
Net cash (used in) provided by investing activities	(7,552)	1,558	(915)	(45)	5,993	(961)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(9,000)	—	—	—	(9,000)
Principal payments on mortgage notes	—	—	—	(1,021)	—	(1,021)
Payments of deferred financing costs	—	(109)	—	—	—	(109)
Issuance of common stock	(3,224)	—	—	—	—	(3,224)
Dividends paid on common and preferred stock	(29,993)	—	—	—	—	(29,993)
Distribution to parent	—	(2,474)	—	(2,474)	4,948	—
Intercompany financing	—	10,025	916	—	(10,941)	—
Net cash (used in) provided by financing activities	(33,217)	(1,558)	916	(3,495)	(5,993)	(43,347)
Net (decrease) increase in cash and cash equivalents	(12,883)	—	1,018	(1,005)	—	(12,870)
Effect of foreign currency translation on cash and cash equivalents	—	—	14	7	—	21
Cash and cash equivalents, beginning of period	18,168	—	2,675	4,820	—	25,663
Cash and cash equivalents, end of period	$5,285	$—	$3,707	$3,822	$—	$12,814

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$21,718	$—	$1,430	$1,578	$—	$24,726
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	(5,850)	—	—	(5,850)
Origination and fundings of preferred equity investments	—	—	(984)	—	—	(984)
Additions to real estate	(74)	—	(400)	—	—	(474)
Repayment of loans receivable	—	—	8,874	—	—	8,874
Investment in subsidiaries	(200)	(200)	—	—	400	—
Net proceeds from the sale of real estate	—	—	398	—	—	398
Distribution from subsidiaries	2,025	2,025	—	—	(4,050)	—
Intercompany financing	8,347	25,621	—	—	(33,968)	—
Net cash provided by investing activities	10,098	27,446	2,038	—	(37,618)	1,964
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(57,000)	—	—	—	(57,000)
Proceeds from term loan	—	45,000	24,360	—	—	69,360
Principal payments on mortgage notes	—	—	(38)	(984)	—	(1,022)
Payments of deferred financing costs	—	(5,274)	(611)	—	—	(5,885)
Issuance of common stock	(1,274)	—	—	—	—	(1,274)
Dividends paid on common and preferred stock	(29,301)	—	—	—	—	(29,301)
Contribution from parent	—	200	—	200	(400)	—
Distribution to parent	—	(2,025)	—	(2,025)	4,050	—
Intercompany financing	—	(8,347)	(25,621)	—	33,968	—
Net cash used in financing activities	(30,575)	(27,446)	(1,910)	(2,809)	37,618	(25,122)
Net increase (decrease) in cash and cash equivalents	1,241	—	1,558	(1,231)	—	1,568
Effect of foreign currency translation on cash and cash equivalents	—	—	70	61	—	131
Cash and cash equivalents, beginning of period	2,548	—	456	4,430	—	7,434
Cash and cash equivalents, end of period	$3,789	$—	$2,084	$3,260	$—	$9,133

12.    COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2017, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 8, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.43 per share of common stock. The dividend will be paid on May 31, 2017 to common stockholders of record as of the close of business on May 18, 2017.
On May 8, 2017, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 31, 2017 to preferred stockholders of record as of the close of business on May 18, 2017.
Pending Merger with CCP
On May 7, 2017, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Care Capital Properties, Inc., a Delaware corporation (“CCP”), PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly-owned subsidiary of CCP. Pursuant to the Merger Agreement, CCP will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity in the Merger. Following the Merger, also pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Subsequent Merger”), with the Company continuing as the surviving entity in the Subsequent Merger. Simultaneously with the Subsequent Merger, also pursuant to the Merger Agreement, CCPLP will be merged with and into Sabra LP (the “Partnership Merger”), with Sabra LP continuing as the surviving entity in the Partnership Merger.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of CCP common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares of CCP common stock owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) will be converted into the right to receive 1.123 (the “Exchange Ratio”) newly issued shares of Company common stock, par value $0.01 per share.
The parties’ obligations to consummate the Merger are subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of CCP common stock entitled to vote at a special meeting of the CCP stockholders held for that purpose, (ii) the approval of the issuance of Company common stock in connection with the Merger by a majority of the votes cast by the holders of Company common stock at a special meeting of the Company stockholders held for that purpose, (iii) the shares of Company common stock to be issued in connection with the Merger will have been approved for listing on the NASDAQ Global Select Market, subject to official notice of issuance, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the issuance of shares of Company common stock issuable in connection with the Merger, (v) the Company and CCP each having received certain tax opinions and (vi) the absence of any order or injunction preventing the consummation of the Merger or any material law rendering the consummation of the Merger illegal.
The Company, Merger Sub and CCP have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including, among others, covenants by each party to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the consummation of the Merger.
The closing of the Merger is expected to occur during the third calendar quarter of 2017, subject to the satisfaction of certain closing conditions. There can be no assurance that all closing conditions will be satisfied or waived by the parties, that the Merger will close on during the third calendar quarter of 2017 or that the Merger will be consummated at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2016 Annual Report on Form 10-K and Part II, Item 1A of this 10-Q. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities, an acute care hospital leased to third-party operators; senior housing facilities operated under third-party management agreements (“Managed Properties”); debt investments; and preferred equity investments.
Our objectives are to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and other tenants. We have entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and we have made certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Upon completion of the sales, these asset sales and amendments will have the benefit of reducing our net operating income concentration in Genesis and skilled nursing facilities, as well as strengthening our remaining Genesis-operated portfolio through the lease term extensions and guarantee enhancements; provided, however that there can be no assurances that we will successfully complete these sales on the terms or timing contemplated by the memoranda of understanding, or at all, in which event we may not achieve the anticipated benefits from such sales. On April 1, 2017, we completed the sale of one of these facilities. Marketing of the remaining 34 facilities is ongoing and is expected to be completed in the second half of 2017.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care facilities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care facilities in the U.S. We have and will continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Managed Properties, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.

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
Pending Merger with CCP
On May 7, 2017, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Care Capital Properties, Inc., a Delaware corporation (“CCP”), PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly-owned subsidiary of CCP. Pursuant to the Merger Agreement, CCP will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity in the Merger. Following the Merger, also pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Subsequent Merger”), with the Company continuing as the surviving entity in the Subsequent Merger. Simultaneously with the Subsequent Merger, also pursuant to the Merger Agreement, CCPLP will be merged with and into Sabra LP (the “Partnership Merger”), with Sabra LP continuing as the surviving entity in the Partnership Merger.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of CCP common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares of CCP common stock owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) will be converted into the right to receive 1.123 (the “Exchange Ratio”) newly issued shares of Company common stock, par value $0.01 per share.
The parties’ obligations to consummate the Merger are subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of CCP common stock entitled to vote at a special meeting of the CCP stockholders held for that purpose, (ii) the approval of the issuance of Company common stock in connection with the Merger by a majority of the votes cast by the holders of Company common stock at a special meeting of the Company stockholders held for that purpose, (iii) the shares of Company common stock to be issued in connection with the Merger will have been approved for listing on the NASDAQ Global Select Market, subject to official notice of issuance, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the issuance of shares of Company common stock issuable in connection with the Merger, (v) the Company and CCP each having received certain tax opinions and (vi) the absence of any order or injunction preventing the consummation of the Merger or any material law rendering the consummation of the Merger illegal.
The Company, Merger Sub and CCP have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including, among others, covenants by each party to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the consummation of the Merger.
The closing of the Merger is expected to occur during the third calendar quarter of 2017, subject to the satisfaction of certain closing conditions. There can be no assurance that all closing conditions will be satisfied or waived by the parties, that the Merger will close on during the third calendar quarter of 2017 or that the Merger will be consummated at all.

Managed Properties

On March 1, 2017, we terminated the lease of eight senior housing real estate investments in Canada and concurrently entered into a management agreement with Sienna Senior Living (“Sienna”), whereby we will own the operations, through a wholly-owned foreign taxable REIT subsidiary, of the facilities and the facilities will be operated by Sienna.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2016 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2017.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2017, our investment portfolio included 182 real estate properties held for investment, one asset held for sale, 10 investments in loans receivable and 12 preferred equity investments. As of March 31, 2016, our investment portfolio included 178 real estate properties held for investment, one asset held for sale, 17 investments in loans receivable and 10 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning acquired investments for an entire period and the anticipated future acquisition of additional investments. The results of operations presented are not directly comparable due to ongoing acquisition activity.

Comparison of results of operations for the three months ended March 31, 2017 versus the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$57,224	$55,312	$1,912	3%	$2,963	$(1,051)
Interest and other income	1,945	5,332	(3,387)	(64)%	(2,902)	(485)
Resident fees and services	3,481	1,915	1,566	82%	1,543	23
Expenses:
Depreciation and amortization	19,137	17,766	1,371	8%	(433)	1,804
Interest	15,788	16,918	(1,130)	(7)%	—	(1,130)
Operating expenses	2,420	1,412	1,008	71%	1,025	(17)
General and administrative	6,873	4,714	2,159	46%	474	1,685
Provision for doubtful accounts and loan losses	1,770	2,523	(753)	(30)%	—	(753)
Impairment of real estate	—	29,811	(29,811)	NM	(29,811)	—
Other income (expense):
Loss on extinguishment of debt	—	(556)	556	NM	—	556
Other income	2,129	—	2,129	NM	—	2,129
Net loss on sale of real estate	—	(4,602)	4,602	NM	4,602	—
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of investments/dispositions made after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 that is not a direct result of investments/dispositions made after January 1, 2016.
Rental Income
During the three months ended March 31, 2017, we recognized $57.2 million of rental income compared to $55.3 million for the three months ended March 31, 2016. The $1.9 million increase in rental income is primarily due to an increase of $3.7 million from properties acquired after January 1, 2016, offset by a decrease of $0.7 million from properties disposed of after January 1, 2016 and a decrease of $0.8 million due to the eight senior housing facilities that were transitioned to Managed Properties on March 1, 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2017 and 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended March 31, 2017, we recognized $1.9 million of interest and other income compared to $5.3 million for the three months ended March 31, 2016. The decrease of $3.4 million is primarily due to interest income recognized at the default rate and late fees related to our investment in the Forest Park - Fort Worth construction loan during the three months ended March 31, 2016. This loan was repaid in 2016.
Resident Fees and Services

During the three months ended March 31, 2017, we recognized $3.5 million of resident fees and services compared to $1.9 million for the three months ended March 31, 2016. The increase of $1.6 million is primarily due to the eight senior housing facilities that were transitioned to Managed Properties on March 1, 2017.
Depreciation and Amortization
During the three months ended March 31, 2017, we incurred $19.1 million of depreciation and amortization expense compared to $17.8 million for the three months ended March 31, 2016. The $1.4 million net increase in depreciation and amortization expense was due to an increase of $1.2 million from properties acquired after January 1, 2016 and an increase of

$1.8 million due to the acceleration of the lease intangible amortization related to the eight senior housing facilities transitioned to Managed Properties, partially offset by a decrease of $1.6 million from properties disposed of after January 1, 2016.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2017, we incurred $15.8 million of interest expense compared to $16.9 million for the three months ended March 31, 2016. The $1.1 million net decrease is primarily related to (i) a $1.2 million decrease in interest expense related to lower borrowings outstanding on the Revolving Credit Facility and (ii) a $0.2 million decrease in interest expense primarily due to the decreased average balance outstanding on mortgage note borrowings, partially offset by a $0.3 million increase in amortization expense related to our interest rate hedges.

Operating Expenses

During the three months ended March 31, 2017, we recognized $2.4 million of operating expenses compared to $1.4 million for the three months ended March 31, 2016. The increase of $1.0 million is primarily due to the eight senior housing facilities that were transitioned to Managed Properties on March 1, 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the three months ended March 31, 2017, general and administrative expenses were $6.9 million compared to $4.7 million during the three months ended March 31, 2016. The $2.2 million increase is primarily related to (i) an $0.8 million increase in stock-based compensation, (ii) a $0.7 million increase in legal and professional fees primarily due the increased number of investments and (iii) a $0.5 million increase in expensed acquisition pursuit costs from $0.1 million during the three months ended March 31, 2016 to $0.6 million during the three months ended March 31, 2017 primarily due to the Merger with CCP. The increase in stock-based compensation expense, from $1.8 million during the three months ended March 31, 2016 to $2.6 million during the three months ended March 31, 2017, is primarily related to the change in our stock price during the three months ended March 31, 2017 (an increase of $3.51 per share) compared to the three months ended March 31, 2016 (a decrease of $0.14 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense.
Provision for Doubtful Accounts and Loan Losses
During the three months ended March 31, 2017, we recognized $1.8 million in provision for doubtful accounts and loans losses. Of the $1.8 million provision, $0.1 million is due to an increase in reserves on cash rental income, $1.6 million is due to an increase in loan loss reserves and a $44,000 increase in reserves on straight-line rental income. During the three months ended March 31, 2016, we recognized $2.5 million in provision for doubtful accounts. Of the $2.5 million provision, $0.1 million is due to an increase in general reserves on straight-line rental income and $2.4 million is due to an increase in loan loss reserves.
Impairment of Real Estate
During the three months ended March 31, 2017, no impairment of real estate was recorded. During the three months ended March 31, 2016, we recognized $29.8 million of impairment of real estate related to the sale of the Forest Park - Frisco hospital.
Loss on Extinguishment of Debt
We did not recognize any loss on extinguishment of debt during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility and Prior Canadian Term Loan (defined below).
Other Income
During the three months ended March 31, 2017, we recognized $2.1 million of other income. The $2.1 million in other income is due to $1.3 million amortization of lease termination payments related to a memoranda of understanding entered into with Genesis regarding five Genesis facilities (of which three were owned as of March 31, 2017) and $0.8 million is a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a senior housing facility. During the three months ended March 31, 2016, we did not incur any other income/loss.

Net Gain (Loss) on Sales of Real Estate
There were no real estate sales during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recognized a loss on the sale of real estate of $4.6 million related to the disposition of one skilled nursing/transitional care facility. See Note 4, “Assets Held for Sale and Dispositions” for additional information.
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
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2017 and 2016, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common stockholders	$16,262	$(18,272)
Depreciation and amortization of real estate assets	19,137	17,766
Net loss on sale of real estate	—	4,602
Impairment of real estate	—	29,811

FFO attributable to common stockholders	35,399	33,907

Expensed acquisition pursuit costs (1)	563	89
Stock-based compensation expense	2,588	1,818
Straight-line rental income adjustments	(4,607)	(5,593)
Amortization of deferred financing costs	1,277	1,221
Non-cash portion of loss on extinguishment of debt	—	556
Change in fair value of contingent consideration	(822)	—
Provision for doubtful straight-line rental income, loan losses and other reserves	1,390	2,523
Other non-cash adjustments (2)	399	304

AFFO attributable to common stockholders	$36,187	$34,825

FFO attributable to common stockholders per diluted common share	$0.54	$0.52

AFFO attributable to common stockholders per diluted common share	$0.55	$0.53

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,920,486	65,414,703

AFFO attributable to common stockholders	66,325,908	65,825,187

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
(2) Other non-cash adjustments includes amortization of debt premiums/discounts, non-cash interest income adjustments and amortization expense related to our interest rate hedges.
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
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the three months ended March 31, 2017, we recognized $2.1 million of other income. The $2.1 million consists of $1.3 million in lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (of which three were owned as of March 31, 2017) and $0.8 million related to decreasing the value of our contingent consideration liability related to the acquisition of a senior housing facility. This amount in its entirety is included in FFO for the three months ended March 31, 2017, and $1.3 million is included in AFFO for the three months ended March 31, 2017.

•
During the three months ended March 31, 2017, we incurred $1.8 million in provision for doubtful accounts. Of the $1.8 million, $44,000 is due to an increase in straight-line rental income reserve, $0.1 million is due to an increase in reserves on cash rental revenue and $1.6 million is due to an increase in loan loss reserves. This entire amount is included in FFO for the three months ended March 31, 2017 and $0.4 million is included in AFFO for the three months ended March 31, 2017.

•
During the three months ended March 31, 2017, we incurred $0.5 million of expensed acquisition costs in connection with the Merger with CCP. This entire amount is included in FFO for the three months ended March 31, 2017.

•
During the three months ended March 31, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Credit Facility and Canadian dollar term loan. This entire amount is included in FFO for the three months ended March 31, 2016.

•
During the three months ended March 31, 2016, we recognized $2.5 million in provision for doubtful accounts. Of the $2.5 million, $0.1 million is due to an increase in general reserves on straight-line rental income and $2.4 million is due to an increase in loan loss reserves. This entire amount is included in FFO for the three months ended March 31, 2016.

Liquidity and Capital Resources
As of March 31, 2017, we had approximately $495.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $12.8 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $483.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from U.S. $745.0 million plus CAD $125.0 million), subject to terms and conditions.
We have filed a shelf registration statement on Form S-3 with the SEC that expires in January 2020, which will allow us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
We believe that our available cash, operating cash flows and borrowings available to us under the Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our Senior Notes, mortgage indebtedness on our properties, and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures significantly limit our ability to use our available liquidity for these purposes.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $31.4 million for the three months ended March 31, 2017. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest on borrowings and payment of general and administrative expenses, including expensed acquisition pursuit costs and corporate overhead.
Cash Flows from Investing Activities
During the three months ended March 31, 2017, net cash used in investing activities was $1.0 million and consisted of $0.5 million used to provide additional funding for existing loans receivable, $0.1 million used to fund existing preferred equity investments and $0.5 million used for tenant improvements, partially offset by $0.1 million in repayments of loans receivable.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2017, net cash used in financing activities was $43.3 million and consisted of $30.0 million of dividends paid to stockholders, $1.0 million of principal repayments of mortgage notes payable, $0.1 million of payments for deferred financing costs primarily associated with the Credit Facility and $3.2 million of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the three months ended March 31, 2017, we repaid a net amount of $9.0 million on our Revolving Credit Facility.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes and the 2023 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2017, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 6, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of March 31, 2017, we were in compliance with all applicable covenants under the Credit Facility.
Mortgage Indebtedness
Of our 182 properties held for investment, 20 are subject to mortgage indebtedness to third parties that, as of March 31, 2017, totaled approximately $162.8 million. As of March 31, 2017 and December 31, 2016, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2017 (1)	Principal Balance as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at March 31, 2017 (2)	Maturity Date
Fixed Rate	$162,762	$163,638	3.87%	December 2021 - August 2051
(1) Principal balance does not include deferred financing costs of $2.9 million as of March 31, 2017 and December 31, 2016.
(2) Weighted average effective interest rate includes private mortgage insurance.

Capital Expenditures
There were $0.5 million of capital expenditures for the three months ended March 31, 2017 and 2016. The capital expenditures for the three months ended March 31, 2017 and 2016 include $1,000 and $0.1 million, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $8.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $30.0 million on our common and preferred stock during the three months ended March 31, 2017. On May 8, 2017, our board of directors declared a quarterly cash dividend of $0.43 per share of common stock. The dividend will be paid on May 31, 2017 to common stockholders of record as of May 18, 2017. Also on May 8, 2017, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on May 31, 2017 to preferred stockholders of record as of the close of business on May 18, 2017.

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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 182 real estate properties held for investment as of March 31, 2017 is diversified by location across the United States and Canada.
The following table provides information regarding significant tenant relationships as of March 31, 2017 (dollars in thousands):

		Three Months Ended March 31, 2017
	Number of Investments	Rental Revenue	% of Total Revenue

Genesis Healthcare, Inc.	78	$19,955	31.9%
Holiday AL Holdings, LP	21	9,813	15.7
NMS Healthcare	5	7,505	12.0

Skilled Nursing Facility Reimbursement Rates
A portion of our revenue is derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
The current system of 66 RUG categories, or Resource Utilization Group version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by the Centers for Medicare & Medicaid Services (“CMS”) and was part of CMS's continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On April 27, 2017, CMS issued a proposed rule updating Medicare payments to SNFs under the prospective payment system (PPS) for federal fiscal year 2018, which CMS estimates would increase payments to SNFs by an aggregate of 1.0% compared to federal fiscal year 2017. Additionally, in the proposed rule, CMS proposed to revise and rebase the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014, and by adding a new cost category for Installation, Maintenance, and Repair Services. CMS also proposed additional polices, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program, as well as requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into certain incentive payments.
On July 29, 2016, CMS released final fiscal year 2017 Medicare rates for skilled nursing facilities providing a net increase of 2.4% over fiscal year 2016 payments (comprised of a market basket increase of 2.7% less the productivity adjustment of 0.3%). The new payment rates became effective on October 1, 2016.

On November 16, 2015, CMS finalized the Comprehensive Care for Joint Replacement model, which began April 1, 2016, which will hold hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements and/or other major leg procedures from surgery through recovery. Through this payment model, hospitals in 67 geographic areas will receive additional payments if quality and spending performance are strong or, if not, potentially have to repay Medicare for a portion of the spending for care surrounding a lower extremity joint replacement (LEJR) procedure. As a result, Medicare revenues derived at skilled nursing facilities related to lower extremity joint replacement hospital discharges could be positively or negatively impacted in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, our Term Loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of March 31, 2017 (in thousands):

		April 1 Through		Year Ending December 31,
	Total	December 31, 2017	2018	2019	2020	2021	After 2021
Mortgage indebtedness (1)	$243,899	$7,280	$9,707	$9,707	$9,707	$24,523	$182,975
Revolving Credit Facility (2)	22,536	1,494	1,983	1,983	17,076	—	—
Term Loans (3)	377,702	7,729	10,259	10,259	10,287	339,168	—
Senior Notes (4)	879,875	24,500	38,250	38,250	38,250	524,500	216,125
Operating lease	1,220	144	200	209	219	229	219
Total	$1,525,232	$41,147	$60,399	$60,408	$75,539	$888,420	$399,319

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $81.1 million.

(2)
Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of its two six-month extension options).

(3)	Term loan includes interest payments through the maturity date.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $179.9 million.
In addition to the above, as of March 31, 2017, we have committed to provide up to $2.0 million of future funding related to one loan receivable investment. The loan receivable investment has a maturity date in March 2021.
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
Interest rate risk. As of March 31, 2017, our indebtedness included $700.0 million aggregate principal amount of Senior Notes outstanding, $162.8 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $338.8 million in Term Loans and $17.0 million outstanding under the Revolving Credit Facility. As of March 31, 2017, we had $355.8 million of outstanding variable rate indebtedness. In addition, as of March 31, 2017, we had $483.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of March 31, 2017, we had two interest rate swaps that fix the LIBOR portion of the interest rate for the LIBOR-based borrowings under the $245.0 million U.S. dollar term loan at 0.90% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively.
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
Assuming a 100 basis point increase in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap derivative instruments, interest expense would increase by $0.2 million for the twelve months following March 31, 2017. As of March 31, 2017, the index underlying our variable rate debt was below 100 basis points and if this index was reduced to zero during the twelve months following March 31, 2017, interest expense on our variable rate debt would decrease by $0.2 million.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $148.1 million and cross currency swap instruments. Based on our operating results for the three months ended March 31, 2017, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2017, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

Other than the addition of the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our 2016 Annual Report on Form 10-K.

The Merger may not be completed on the terms or timeline currently contemplated, or at all.
On May 7, 2017, we and the Operating Partnership entered into a Merger Agreement with CCP, CCPLP and Merger Sub pursuant to which, subject to the satisfaction or waiver of certain conditions, CCP will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation. The combined company will retain the Sabra name. Pursuant to the terms of the Merger Agreement, each share of CCP common stock issued and outstanding immediately prior to the Effective Time of the Merger will be converted into the right to receive 1.123 shares of Sabra common stock. The proposed Merger has been unanimously approved by our board of directors and the board of directors of CCP, and we expect to complete the transaction during the third calendar quarter of 2017, subject to satisfaction of closing conditions. These closing conditions include: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of CCP common stock entitled to vote at a special meeting of the CCP stockholders held for that purpose, (ii) the approval of the issuance of Company common stock in connection with the Merger by a majority of the votes cast by the holders of Company common stock at a special meeting of the Company stockholders held for that purpose, (iii) the shares of Company common stock to be issued in connection with the Merger will have been approved for listing on the NASDAQ Global Select Market, subject to official notice of issuance, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the issuance of shares of Company common stock issuable in connection with the Merger, (v) the Company and CCP each having received certain tax opinions and (vi) the absence of any order or injunction preventing the consummation of the Merger or any material law rendering the consummation of the Merger illegal. Neither we nor CCP can provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all.
The Exchange Ratio is fixed and will not be adjusted in the event of any change in either our or CCP’s stock prices.
The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Sabra common stock or CCP common stock. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

•	changes in the respective businesses, operations, assets, liabilities and prospects of Sabra and CCP;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of Sabra common stock or CCP common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and CCP operate; and

•	other factors beyond the control of Sabra, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K.

The price of Sabra common stock at the closing of the Merger may vary from the price on the date the Merger Agreement was executed and thereafter. As a result, the market value of the merger consideration we are paying as represented by the Exchange Ratio will also vary.
Our stockholders will be diluted by the Merger.
The Merger will dilute the ownership position of our stockholders. Upon completion of the Merger, our legacy stockholders will own approximately 41% of the issued and outstanding shares of Sabra common stock, and legacy CCP stockholders will own approximately 59% of the issued and outstanding shares of Sabra common stock. Consequently, our stockholders will have less influence over our management and policies after the Effective Time of the Merger than they currently exercise over our management and policies.
Failure to complete the Merger could adversely affect our stock price and our future business and financial results.
If the Merger is not completed, our ongoing businesses may be adversely affected and we will be subject to numerous risks associated with the failure to complete the Merger, including the following:

•
Sabra having to pay substantial costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration preparation costs that have already been incurred or will continue to be incurred until the closing of the Merger;

•	the management of Sabra focusing on the Merger instead of on pursuing other opportunities that could be beneficial to Sabra without realizing any of the benefits of having the Merger completed; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially affect the business, financial results and our stock price.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our tenants or current or potential business partners may delay or defer decisions, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without CCP’s prior written consent), during the pendency of the Merger, to pursue strategic investments, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
If the proposed Merger closes, we will face various additional risks.
If the proposed Merger closes, the combined company will face various additional risks, including, among others, the following:

•	the combined company expects to incur substantial expenses related to the Merger;

•
following the Merger, the combined company may be unable to integrate the businesses of our company and CCP successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe;

•	following the Merger, the combined company may be unable to implement its future plans;

•	following the Merger, the combined company may be unable to retain key employees; and

•	the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Any of these risks could adversely affect the business and financial results of the combined company.
ITEM 6. EXHIBITS

Ex.	Description

2.1
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 22, 2015, between Van Buren Street LLC, Randolph Road, LLC and St. Thomas More, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 24, 2015).†

2.2
Purchase Agreement, dated June 26, 2015, between Sabra Hagerstown, LLC and Marsh Pike, LLC (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K/A filed by Sabra Health Care REIT, Inc. on February 26, 2016).†

2.3
Agreement and Plan of Merger, dated as of May 7, 2017, by and among Sabra Health Care REIT, Inc., PR Sub, LLC, Sabra Health Care Limited Partnership, Care Capital Properties, Inc. and Care Capital Properties, LP. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 8, 2017). †

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

3.1.1
Articles Supplementary designating Sabra Health Care REIT, Inc.'s 7.125% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 7, 2017).

4.1*
Seventh Supplemental Indenture, dated March 29, 2017, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee.

10.1*	Form of Amendment to Master Lease, dated April 1, 2017, by and among subsidiaries of Sabra Health Care REIT, Inc., subsidiaries of Genesis Healthcare, Inc. and Genesis Healthcare, Inc.

10.2*	Amended and Restated Memorandum of Understanding (Buy-Out Facilities), dated February 22, 2017.

10.3*	Amended and Restated Memorandum of Understanding (Sale Facilities), dated February 22, 2017.

10.4*	Amended and Restated Agreement Regarding Disposition of Assets and Lease Amendments, dated February 22, 2017.

10.5*	Memorandum of Understanding, dated as of May 1, 2017, by and between Sabra Health Care REIT, Inc. and Genesis Healthcare, Inc.

10.6*	Form of Amended and Restated Guaranty of Lease, dated May 4, 2017, by Genesis Healthcare, Inc. in favor of Landlord

10.7*	Form of Amendment to Lease, dated May 4, 2017, by and among Landlord, Tenant and Genesis Healthcare, Inc.

10.8
Commitment Letter, dated as of May 7, 2017, by and among Sabra Health Care REIT, Inc., UBSAG, Stamford Branch and UBS Securities, LLC. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 8, 2017).

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

SABRA HEALTH CARE REIT, INC.

Date: May 8, 2017	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)