Form 10-Q
period 2017-06-30
Sabra Health Care REIT, Inc.
filed 2017-08-02
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2017, there were 65,437,678 shares of the registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our proposed merger transaction with Care Capital Properties, Inc. (“CCP”), our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential investments, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
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
Additional factors related to the proposed merger transaction with CCP include, among others, the following:

•
the possibility that the parties may be unable to obtain required stockholder approvals or regulatory approvals or that other conditions to closing the transaction may not be satisfied, such that the transaction will not close or that the closing may be delayed;

•	the potential adverse effect on tenant and vendor relationships, operating results and business generally resulting from the proposed transaction;

•	the proposed transaction will require significant time, attention and resources, potentially diverting attention from the conduct of our business;

•	the amount of debt that will need to be refinanced or amended in connection with the proposed merger and the ability to do so on acceptable terms;

•	changes in healthcare regulation and political or economic conditions;

•	the anticipated benefits of the proposed transaction may not be realized;

•	the anticipated and unanticipated costs, fees, expenses and liabilities related to the transaction;

•	the outcome of any legal proceedings related to the transaction; and

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $314,103 and $282,812 as of June 30, 2017 and December 31, 2016, respectively	$1,995,911	$2,009,939
Loans receivable and other investments, net	94,208	96,036
Cash and cash equivalents	13,235	25,663
Restricted cash	9,413	9,002
Prepaid expenses, deferred financing costs and other assets, net	141,193	125,279
Total assets	$2,253,960	$2,265,919

Liabilities
Mortgage notes, net	$159,366	$160,752
Revolving credit facility	32,000	26,000
Term loans, net	339,248	335,673
Senior unsecured notes, net	689,508	688,246
Accounts payable and accrued liabilities	37,123	39,639
Total liabilities	1,257,245	1,250,310

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	58	58
Common stock, $.01 par value; 125,000,000 shares authorized, 65,425,434 and 65,285,614 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	654	653
Additional paid-in capital	1,210,895	1,208,862
Cumulative distributions in excess of net income	(214,078)	(192,201)
Accumulated other comprehensive loss	(833)	(1,798)
Total Sabra Health Care REIT, Inc. stockholders’ equity	996,696	1,015,574
Noncontrolling interests	19	35
Total equity	996,715	1,015,609
Total liabilities and equity	$2,253,960	$2,265,919
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$55,904	$55,297	$113,128	$110,609
Interest and other income	2,027	16,993	3,972	22,325
Resident fees and services	6,805	1,959	10,286	3,874

Total revenues	64,736	74,249	127,386	136,808

Expenses:
Depreciation and amortization	17,220	16,405	36,357	34,171
Interest	15,862	16,427	31,650	33,345
Operating expenses	4,407	1,440	6,827	2,852
General and administrative	11,149	4,636	18,022	9,350
Provision for doubtful accounts and loan losses	535	223	2,305	2,746
Impairment of real estate	—	—	—	29,811

Total expenses	49,173	39,131	95,161	112,275

Other income (expense):
Loss on extinguishment of debt	—	—	—	(556)
Other income	941	2,400	3,070	2,400
Net gain (loss) on sale of real estate	4,032	(52)	4,032	(4,654)

Total other income (expense)	4,973	2,348	7,102	(2,810)

Net income	20,536	37,466	39,327	21,723

Net (income) loss attributable to noncontrolling interests	(16)	9	16	41

Net income attributable to Sabra Health Care REIT, Inc.	20,520	37,475	39,343	21,764

Preferred stock dividends	(2,560)	(2,560)	(5,121)	(5,121)

Net income attributable to common stockholders	$17,960	$34,915	$34,222	$16,643

Net income attributable to common stockholders, per:

Basic common share	$0.27	$0.53	$0.52	$0.25

Diluted common share	$0.27	$0.53	$0.52	$0.25

Weighted-average number of common shares outstanding, basic	65,438,739	65,303,057	65,396,146	65,274,845

Weighted-average number of common shares outstanding, diluted	65,670,853	65,503,383	65,694,019	65,454,337

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$20,536	$37,466	$39,327	$21,723
Other comprehensive income (loss)
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	698	324	140	(249)
Unrealized gain (loss) on cash flow hedges (1)	97	(206)	825	(1,698)

Total other comprehensive income (loss)	795	118	965	(1,947)

Comprehensive income	21,331	37,584	40,292	19,776

Comprehensive (income) loss attributable to noncontrolling interest	(16)	9	16	41

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$21,315	$37,593	$40,308	$19,817

(1) Amounts are net of provision for income taxes of $0.2 million for the three and six months ended June 30, 2017 and none for the three and six months ended June 30, 2016.

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net income (loss)	—	—	—	—	—	21,764	—	21,764	(41)	21,723
Other comprehensive loss	—	—	—	—	—	—	(1,947)	(1,947)	—	(1,947)
Amortization of stock-based compensation	—	—	—	—	3,982	—	—	3,982	—	3,982
Common stock issuance, net	—	—	105,981	1	(1,104)	—	—	(1,103)	—	(1,103)
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.83 per share)	—	—	—	—	—	(54,498)	—	(54,498)	—	(54,498)
Balance, June 30, 2016	5,750,000	$58	65,288,316	$653	$1,205,419	$(180,003)	$(9,280)	$1,016,847	$65	$1,016,912

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	39,343	—	39,343	(16)	39,327
Other comprehensive loss	—	—	—	—	—	—	965	965	—	965
Amortization of stock-based compensation	—	—	—	—	4,848	—	—	4,848	—	4,848
Common stock issuance, net	—	—	139,820	1	(2,815)	—	—	(2,814)	—	(2,814)
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.85 per share)	—	—	—	—	—	(56,099)	—	(56,099)	—	(56,099)
Balance, June 30, 2017	5,750,000	$58	65,425,434	$654	$1,210,895	$(214,078)	$(833)	$996,696	$19	$996,715

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$39,327	$21,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,357	34,171
Non-cash interest income adjustments	51	443
Amortization of deferred financing costs	2,558	2,494
Stock-based compensation expense	4,319	3,652
Amortization of debt discount	57	54
Loss on extinguishment of debt	—	556
Straight-line rental income adjustments	(9,578)	(11,117)
Provision for doubtful accounts and loan losses	2,305	2,746
Change in fair value of contingent consideration	(822)	(50)
Net (gain) loss on sales of real estate	(4,032)	4,654
Impairment of real estate	—	29,811
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15,129)	3,265
Accounts payable and accrued liabilities	327	4,324
Restricted cash	(1,869)	(2,232)

Net cash provided by operating activities	53,871	94,494
Cash flows from investing activities:
Acquisition of real estate	(14,456)	—
Origination and fundings of loans receivable	(927)	(6,283)
Origination and fundings of preferred equity investments	(76)	(6,172)
Additions to real estate	(1,294)	(874)
Repayment of loans receivable	1,547	193,893
Repayments of preferred equity investments	2,766	—
Net proceeds from the sales of real estate	6,099	75,456

Net cash (used in) provided by investing activities	(6,341)	256,020
Cash flows from financing activities:
Net borrowing (repayments) of revolving credit facility	6,000	(255,000)
Proceeds from term loans	—	69,360
Principal payments on mortgage notes	(2,049)	(2,060)
Payments of deferred financing costs	(124)	(5,931)
Issuance of common stock, net	(3,224)	(1,289)
Dividends paid on common and preferred stock	(60,691)	(59,288)

Net cash used in financing activities	(60,088)	(254,208)

Net (decrease) increase in cash and cash equivalents	(12,558)	96,306
Effect of foreign currency translation on cash and cash equivalents	130	128
Cash and cash equivalents, beginning of period	25,663	7,434

Cash and cash equivalents, end of period	$13,235	$103,868
Supplemental disclosure of cash flow information:
Interest paid	$28,944	$30,581
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the "Separation Date"). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra's wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities and an acute care hospital leased to third-party operators; senior housing facilities operated by third-party property managers pursuant to property management agreements (“Managed Properties”); investments in loans receivable; and preferred equity investments.
Pending Merger with CCP
On May 7, 2017, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Care Capital Properties, Inc., a Delaware corporation (“CCP”), PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly-owned subsidiary of CCP. Pursuant to the Merger Agreement, CCP will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity in the Merger. Following the Merger, also pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Subsequent Merger”), with the Company continuing as the surviving entity in the Subsequent Merger. Simultaneously with the Subsequent Merger, also pursuant to the Merger Agreement, CCPLP will be merged with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing as the surviving entity in the Partnership Merger.
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
The parties’ obligations to consummate the Merger are subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of CCP common stock entitled to vote at a special meeting of the CCP stockholders held for that purpose, (ii) the approval of the issuance of Company common stock in connection with the Merger by a majority of the votes cast by the holders of Company common stock at a special meeting of the Company stockholders held for that purpose, (iii) the shares of Company common stock to be issued in connection with the Merger will have been approved for listing on the NASDAQ Global Select Market, subject to official notice of issuance, (iv) the registration statement on Form S-4 filed by the Company for purposes of registering the issuance of shares of Company common stock issuable in connection with the Merger shall not be the subject of any stop order, (v) the Company and CCP each having received certain tax opinions and (vi) the absence of any order or injunction preventing the consummation of the Merger or any material law rendering the consummation of the Merger illegal. On July 7, 2017, the Securities and Exchange Commission (“SEC”) declared the Company's registration statement on Form S-4 effective and a special meeting of the Company's stockholders is scheduled to be held on August 15, 2017.
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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
As of June 30, 2017, the Company determined it was the primary beneficiary of one variable interest entity—a senior housing facility—and has consolidated the operations of this facility in the accompanying condensed consolidated financial statements. As of June 30, 2017, the Company determined that operations of this entity were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2017, none of the Company's investments in loans are accounted for as real estate joint ventures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes guidance related to accounting for leases. ASU 2016-02 updates guidance around the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of ASU 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.
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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock compensation (Topic 718): Scope of modification accounting (“ASU 2017-09”). ASU 2017-09 clarifies and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a significant impact on its consolidated financial statements.

3.     RECENT REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2017, the Company acquired one senior housing facility and accounted for this acquisition as an asset acquisition. No acquisitions were completed during the six months ended June 30, 2016. The consideration for the senior housing facility was allocated as follows (in thousands):

Six Months Ended June 30,
2017
Land	$1,034
Building and Improvements	13,128
Tenant Origination and Absorption Costs	223
Tenant Relationship	71

Total Consideration	$14,456

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with this acquisition have amortization periods as of the respective date of acquisition of 15 years and 25 years, respectively.
For the three and six months ended June 30, 2017, the Company recognized $0.1 million of total revenues and net income attributable to common stockholders from the facility acquired during the six months ended June 30, 2017.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	96	10,689	$1,038,958	$(203,740)	$835,218
Senior Housing(1)	75	7,070	1,044,664	(89,383)	955,281
Managed Properties(1)	11	1,001	164,334	(9,402)	154,932
Acute Care Hospital	1	70	61,640	(11,311)	50,329
	183	18,830	2,309,596	(313,836)	1,995,760
Corporate Level			418	(267)	151
			$2,310,014	$(314,103)	$1,995,911
As of December 31, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	97	10,819	$1,042,754	$(190,038)	$852,716
Senior Housing(1)	83	7,855	1,153,739	(80,449)	1,073,290
Managed Properties	2	134	34,212	(1,682)	32,530
Acute Care Hospital	1	70	61,640	(10,387)	51,253
	183	18,878	2,292,345	(282,556)	2,009,789
Corporate Level			406	(256)	150
			$2,292,751	$(282,812)	$2,009,939

	June 30, 2017	December 31, 2016
Building and improvements	$1,998,391	$1,983,769
Furniture and equipment	86,589	85,196
Land improvements	3,480	3,744
Land	221,554	220,042
	2,310,014	2,292,751
Accumulated depreciation	(314,103)	(282,812)
	$1,995,911	$2,009,939
(1) During the six months ended June 30, 2017, the Company transitioned nine senior housing facilities into a managed property structure whereby the Company owns the operations of the facilities and the facilities are operated by a third-party property manager.
Contingent Consideration Arrangements
In connection with three of its real estate acquisitions, the Company entered into contingent consideration arrangements pursuant to which it could be required to pay out additional amounts based on incremental value created through the improvement of operations of the applicable acquired facility (a contingent consideration liability). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The contingent consideration amounts would be determined based on portfolio performance and the facility achieving certain performance hurdles during 2017. During the six months ended June 30, 2017, one earn-out arrangement expired and resulted in a $0 payout and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing facilities to Managed Properties. To determine the value of the remaining contingent consideration arrangement, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the facility achieving the incremental value and then applied an appropriate discount rate. As of June 30, 2017, based on the performance of this facility, the contingent consideration liability had an estimated value of $0. During the three months ended June 30, 2017, the Company made no adjustment to the contingent consideration liability. During the six months ended June 30, 2017, the Company recorded an adjustment to decrease the contingent consideration liability by $0.8 million and included this amount in other income on the accompanying condensed consolidated statements of income.
Operating Leases
As of June 30, 2017, nearly all of the Company’s real estate properties (excluding 11 Managed Properties) were leased under triple-net operating leases with expirations ranging from three to 15 years. As of June 30, 2017, the leases had a weighted-average remaining term of nine years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $2.0 million as of June 30, 2017 and $2.7 million as of December 31, 2016. As of June 30, 2017, the Company had a $3.3 million reserve for unpaid cash rents and a $2.2 million reserve associated with accumulated straight-line rental income. As of December 31, 2016, the Company had a $3.2 million reserve for unpaid cash rents and a $3.7 million reserve associated with accumulated straight-line rental income.
The following table provides information regarding significant tenant relationships as of June 30, 2017 (dollars in thousands):

		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Investments	Rental Revenue	% of Total Revenue	Rental Revenue	% of Total Revenue

Genesis Healthcare, Inc.	77	$20,257	31.3%	$40,212	31.6%
Holiday AL Holdings, LP	21	9,813	15.2	19,625	15.4
NMS Healthcare	5	7,505	11.6	15,010	11.8

The Company has entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and the Company has made certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. As of June 30, 2017, the Company completed the sale of one of these facilities and subsequent to June 30, 2017, the Company completed the sale of one additional facility. Marketing of the remaining 33 facilities is ongoing and is expected to be completed in the second half of 2017; provided, however that there can be no assurances that the Company will successfully complete these sales on the terms or timing contemplated by the memoranda of understanding, or at all.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenants’ ability to pay their rent obligations to the Company) is the tenants’ lease coverage ratios or the parent's fixed charge coverage ratio for those entities with a parent guarantee. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the lease level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry's operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.

As of June 30, 2017, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

July 1, 2017 through December 31, 2017	$104,798
2018	213,954
2019	220,072
2020	226,084
2021	225,289
Thereafter	1,214,950
$2,205,147

5.    DISPOSITIONS
2017 Dispositions
During the six months ended June 30, 2017, the Company completed the sale of one skilled nursing/transitional care facility for aggregate consideration of $6.1 million. The net book value of this facility was $2.1 million, which resulted in a $4.0 million gain on sale.
2016 Dispositions
During the six months ended June 30, 2016, the Company completed the sale of one skilled nursing/transitional care facility and one acute care hospital for aggregate consideration of $75.5 million after selling expenses of $2.2 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $80.1 million, resulting in an aggregate $4.7 million loss on sale.
Excluding the net gain and loss on the sales of the dispositions made during the six months ended June 30, 2017 and 2016, the Company recognized $0.1 million of net income and $1.1 million of net loss from these facilities during the six months ended June 30, 2017 and 2016, respectively. The sale of these facilities do not represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2017 and December 31, 2016, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						June 30, 2017
Investment	Quantity as of June 30, 2017	Facility Type	Principal Balance as of June 30, 2017 (1)	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2017
Loans Receivable:
Mortgage	4	Skilled Nursing / Senior Housing	$38,336	$38,361	$38,262	9.1%	8.9%	11/07/16- 04/30/18
Construction	2	Senior Housing	1,736	1,798	842	8.0%	7.7%	03/31/21- 05/31/22
Mezzanine	1	Senior Housing	9,640	9,646	9,656	11.0%	10.8%	08/31/17
Pre-development	1	Senior Housing	2,304	2,306	4,023	9.0%	8.4%	09/09/17
Debtor-in-possession	—	Acute Care Hospital	—	—	813	N/A	N/A	N/A

	8		52,016	52,111	53,596	9.4%	9.3%

Loan loss reserve			—	(3,248)	(2,750)

			$52,016	$48,863	$50,846
Other Investments:
Preferred Equity	12	Skilled Nursing / Senior Housing	44,961	45,345	45,190	12.9%	12.9%	N/A

Total	20		$96,977	$94,208	$96,036	11.0%	11.0%

(1) Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of June 30, 2017, the Company considered three loan receivable investments to be impaired. The principal balances of the impaired loans were $35.2 million as of June 30, 2017 and December 31, 2016. The Company recorded a provision for loan losses of $0.3 million and $1.8 million related to five loan receivable investments during the three and six months ended June 30, 2017, respectively, two of which were written-off during the three months ended June 30, 2017. As of June 30, 2017, three loans receivable investments totaling $35.2 million were on nonaccrual status. During the three and six months ended June 30, 2017, the Company reduced its portfolio-based loan loss reserve by $0.1 million and $0.2 million, respectively. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $3.1 million and $0.2 million, respectively, as of June 30, 2017. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $2.3 million and $0.4 million, respectively, as of December 31, 2016.

7.    DEBT
Mortgage Indebtedness
The Company’s mortgage notes payable consist of the following (dollars in thousands):

Interest Rate Type	Book Value as of June 30, 2017 (1)	Book Value as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at June 30, 2017 (2)	Maturity Date
Fixed Rate	$162,195	$163,638	3.87%	December 2021 - August 2051

(1) Principal balance does not include deferred financing costs of $2.8 million and $2.9 million as of June 30, 2017 and December 31, 2016, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2017 (1)	December 31, 2016 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000

		$700,000	$700,000

(1) Principal balance does not include discount of $0.5 million as of June 30, 2017 and December 31, 2016, and also excludes deferred financing costs of $10.0 million and $11.2 million as of June 30, 2017 and December 31, 2016, respectively.
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
The indentures governing the Senior Notes (the “Senior Notes Indentures”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2017, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Revolving Credit Facility and Term Loans
On January 14, 2016, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”) entered into a third amended and restated unsecured credit facility (the “Credit Facility”).

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
As of June 30, 2017, there was $32.0 million outstanding under the Revolving Credit Facility and $468.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the "Base Rate"). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the credit agreement, and will range from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. As of June 30, 2017, the interest rate on the Revolving Credit Facility was 3.22%. In addition, the Operating Partnership pays an unused facility fee to the lenders equal to 0.25% or 0.30% per annum, which is determined by usage under the Revolving Credit Facility.

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

On June 10, 2015, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for this CAD $90.0 million term loan at 1.59%. In addition, CAD $90.0 million of the Canadian dollar term loan was designated as a net investment hedge (see Note 8, “Derivative and Hedging Instruments” for further information). On August 10, 2016, the Company entered into two interest rate swap agreements to fix the LIBOR portion of the interest rate for its $245.0 million U.S. dollar term loan at 0.90% and one interest rate swap agreement to fix the CDOR portion on CAD $35.0 million of its Canadian dollar term loan at 0.93%.

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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three and six months ended June 30, 2017, the Company incurred interest expense of $15.9 million and $31.7 million, respectively, and $16.4 million and $33.3 million during the three and six months ended June 30, 2016, respectively. Interest expense includes financing costs amortization of $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had $13.4 million and $13.8 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2017 (in thousands):

	Mortgage Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1, 2017 through December 31, 2017	$2,090	$—	$—	$—	$2,090
2018	4,283	—	—	—	4,283
2019	4,426	—	—	—	4,426
2020	4,575	32,000	—	—	36,575
2021	19,941	—	341,287	500,000	861,228
Thereafter	126,880	—	—	200,000	326,880
Total Principal Balance	162,195	32,000	341,287	700,000	1,235,482
Discount	—	—	—	(458)	(458)
Deferred financing costs	(2,829)	—	(2,039)	(10,034)	(14,902)
Total Debt, net	$159,366	$32,000	$339,248	$689,508	$1,220,122
(1) Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $2.9 million of losses, which are included in accumulated other comprehensive loss, as of June 30, 2017, are expected to be reclassified into earnings in the next 12 months. In 2016 the Company terminated its interest rate cap, generating cash proceeds of $0.3 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2019.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$245,000	$245,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,096	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$204	$—

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2017 and December 31, 2016 (in thousands):

			Fair Value		Maturity Dates
Type	Designation	Count	June 30, 2017	December 31, 2016		Balance Sheet Location
Assets:
Interest rate swap	Cash Flow	3	$7,870	$8,083	2021	Prepaid expenses, deferred financing costs and other assets, net
Cross currency interest rate swaps	Net Investment	2	1,900	3,157	2025	Prepaid expenses, deferred financing costs and other assets, net
			$9,770	$11,240

Liabilities:
Interest rate swap	Cash Flow	1	$185	$716	2020 - 2021	Accounts payable and accrued liabilities
CAD Term Loan	Net Investment	1	96,288	93,000	2021	Term loans, net
			$96,473	$93,716

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and six months ended June 30, 2017:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Income Statement Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cash Flow Hedges:
Interest Rate Products	$(136)	$(417)	$125	$(1,957)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	(242)	283	(1,159)	(2,220)	N/A
CAD Term Loan	(2,513)	7,225	(3,288)	87	N/A

	$(2,891)	$7,091	$(4,322)	$(4,090)

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Income Statement Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cash Flow Hedges:
Interest Rate Products	$(399)	$(215)	$(869)	$(381)	Interest Expense
Net Investment Hedges:
Foreign Currency Products	—	—	—	—	N/A
CAD Term Loan	—	—	—	—	N/A

	$(399)	$(215)	$(869)	$(381)

During the three and six months ended June 30, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $14,000 and $0.1 million, respectively, of unrealized losses related to its interest rate swaps to other income in the condensed consolidated statements of income. During the three and six months ended June 30, 2016, the Company recorded no hedge ineffectiveness in the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments
As of June 30, 2017, the Company had one outstanding cross currency interest rate swap not designated as a hedging instrument in an asset position with a fair value of $7,000 and included this amount in prepaid expenses, deferred financing costs and other assets, net on the condensed consolidated balance sheets. During the three and six months ended June 30, 2017, the Company recorded $1,000 and $8,000, respectively, of other expense related to this derivative not designated as a hedging instrument. As of December 31, 2016, the Company's derivatives were all designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$9,777	$—	$9,777	$(185)	$—	$9,592
Offsetting Liabilities:
Derivatives	$185	$—	$185	$(185)	$—	$—

	As of December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$11,240	$—	$11,240	$(716)	$—	$10,524
Offsetting Liabilities:
Derivatives	$716	$—	$716	$(716)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2017, the Company had no derivatives with a fair value in a net liability position.

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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2017			December 31, 2016
	Carrying Amount (1)	Face Value (2)	Fair Value	Carrying Amount (1)	Face Value (2)	Fair Value
Financial assets:
Loans receivable	$52,111	$52,016	$48,850	$53,596	$53,484	$51,914
Preferred equity investments	45,345	44,961	47,073	45,190	44,882	48,332
Financial liabilities:
Senior Notes	689,508	700,000	724,375	688,246	700,000	709,500
Mortgage indebtedness	159,366	162,195	148,890	160,752	163,638	150,091

(1) Carrying amounts represent the book value of financial instruments, including unamortized premiums (discounts), but excluding related reserves.
(2) Face value represents amounts contractually due under the terms of the respective agreements.

The Company determined the fair value of financial instruments as of June 30, 2017 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$48,850	$—	$—	$48,850
Preferred equity investments	47,073	—	—	47,073
Financial liabilities:
Senior Notes	724,375	—	724,375	—
Mortgage indebtedness	148,890	—	—	148,890
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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2017, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$7,870	$—	$7,870	$—
Cross currency swap	1,900	—	1,900	—
Financial liabilities:
Interest rate swap	185	—	185	—
The Company entered into contingent consideration arrangements as a result of three acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). During the six months ended June 30, 2017, one earn-out arrangement expired and resulted in a $0 payout and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing facilities to Managed Properties. In order to determine the fair value of the Company’s remaining contingent consideration arrangements the Company used significant inputs not observable in the market to estimate the contingent consideration. The Company used financial information provided by the facility to estimate the possible payout. As of June 30, 2017, the total contingent consideration liability had an estimated value of $0.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2016	$818
Decrease in contingent consideration liability	(822)
Foreign currency translation	4
Balance as of June 30, 2017	$—

A corresponding amount equal to the decrease in the contingent consideration liability was included as other income on the accompanying consolidated statements of income for the six months ended June 30, 2017. No adjustment was made during the three months ended June 30, 2017.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At June 30, 2017, there were no dividends in arrears.
The Series A Preferred Stock does not have a stated maturity date, but the Company may redeem the Series A Preferred Stock on or after March 21, 2018, for $25.00 per share, plus any accrued and unpaid dividends. The Company may redeem the Series A Preferred Stock prior to March 21, 2018, in limited circumstances to preserve its status as a REIT or pursuant to a specified change of control. Upon the occurrence of a specified change of control (which would not include the pending Merger transaction), each holder of Series A Preferred Stock will have the right to convert some or all of the shares of Series A Preferred Stock held by such holder into a number of shares of the Company’s common stock equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 1.7864 shares of common stock per share of Series A Preferred Stock (subject to certain adjustments).
Common Stock
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2017:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2017	February 15, 2017	$0.42	February 28, 2017
May 8, 2017	May 18, 2017	$0.43	May 31, 2017
During the six months ended June 30, 2017, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2016 Bonus Plan pursuant to an election by certain participants to receive their bonus in the form of an equity award.
Upon any payment of shares as a result of restricted stock unit vestings, the participant is required to satisfy the related tax withholding obligation. The 2009 Performance Incentive Plan provides that the Company has the right at its option to (a) require the participant to pay such tax withholding or (b) reduce the number of shares to be delivered by a number of shares necessary to satisfy the related minimum applicable statutory tax withholding obligation. During the six months ended June 30, 2017, pursuant to advance elections made by certain participants, the Company incurred $2.6 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation loss	$(2,927)	$(3,067)
Unrealized gains on cash flow hedges	2,094	1,269

Total accumulated other comprehensive loss	$(833)	$(1,798)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income attributable to common stockholders	$17,960	$34,915	$34,222	$16,643

Denominator
Basic weighted average common shares and common equivalents	65,438,739	65,303,057	65,396,146	65,274,845
Dilutive restricted stock units	232,114	200,326	297,873	179,492

Diluted weighted average common shares	65,670,853	65,503,383	65,694,019	65,454,337

Net income attributable to common stockholders, per:

Basic common share	$0.27	$0.53	$0.52	$0.25

Diluted common share	$0.27	$0.53	$0.52	$0.25

During the three and six months ended June 30, 2017, approximately 15,900 and 19,300 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2016, approximately 24,200 and 31,200 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$151	$—	$1,848,316	$147,444	$—	$1,995,911
Loans receivable and other investments, net	(172)	—	94,380	—	—	94,208
Cash and cash equivalents	4,718	—	2,431	6,086	—	13,235
Restricted cash	—	—	67	9,346	—	9,413
Prepaid expenses, deferred financing costs and other assets, net	13,963	15,113	102,856	10,984	(1,723)	141,193
Intercompany	292,398	674,928	—	—	(967,326)	—
Investment in subsidiaries	698,329	987,422	13,814	—	(1,699,565)	—
Total assets	$1,009,387	$1,677,463	$2,061,864	$173,860	$(2,668,614)	$2,253,960

Liabilities
Mortgage notes, net	$—	$—	$—	$159,366	$—	$159,366
Revolving credit facility	—	32,000	—	—	—	32,000
Term loans, net	—	243,795	95,453	—	—	339,248
Senior unsecured notes, net	—	689,508	—	—	—	689,508
Accounts payable and accrued liabilities	12,691	13,831	8,626	3,698	(1,723)	37,123
Intercompany	—	—	994,200	(26,874)	(967,326)	—
Total liabilities	12,691	979,134	1,098,279	136,190	(969,049)	1,257,245

Total Sabra Health Care REIT, Inc. stockholders' equity	996,696	698,329	963,585	37,651	(1,699,565)	996,696
Noncontrolling interests	—	—	—	19	—	19
Total equity	996,696	698,329	963,585	37,670	(1,699,565)	996,715
Total liabilities and equity	$1,009,387	$1,677,463	$2,061,864	$173,860	$(2,668,614)	$2,253,960

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$52,442	$4,656	$(1,194)	$55,904
Interest and other income	6	—	2,039	—	(18)	2,027
Resident fees and services	—	—	—	6,805	—	6,805
Total revenues	6	—	54,481	11,461	(1,212)	64,736
Expenses:
Depreciation and amortization	216	—	15,425	1,579	—	17,220
Interest	—	13,516	715	1,631	—	15,862
Operating expenses	—	—	—	5,619	(1,212)	4,407
General and administrative	9,853	17	1,222	57	—	11,149
Provision for doubtful accounts and loan losses	227	—	308	—	—	535
Total expenses	10,296	13,533	17,670	8,886	(1,212)	49,173

Other income (expense):
Other income	916	703	(665)	(13)	—	941
Net gain on sales of real estate	—	—	4,026	6	—	4,032

Total other income (expense)	916	703	3,361	(7)	—	4,973

Income in subsidiary	29,894	42,724	1,785	—	(74,403)	—

Net income	20,520	29,894	41,957	2,568	(74,403)	20,536

Net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)

Net income attributable to Sabra Health Care REIT, Inc.	20,520	29,894	41,957	2,552	(74,403)	20,520

Preferred stock dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$17,960	$29,894	$41,957	$2,552	$(74,403)	$17,960

Net loss attributable to common stockholders, per:
Basic common share						$0.27
Diluted common share						$0.27
Weighted-average number of common shares outstanding, basic						65,438,739
Weighted-average number of common shares outstanding, diluted						65,670,853

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$50,674	$5,214	$(591)	$55,297
Interest and other income	1	119	17,004	65	(196)	16,993
Resident fees and services	—	—	—	1,959	—	1,959
Total revenues	1	119	67,678	7,238	(787)	74,249
Expenses:
Depreciation and amortization	201	—	14,620	1,584	—	16,405
Interest	—	13,720	1,114	1,712	(119)	16,427
Operating expenses	—	—	—	2,043	(603)	1,440
General and administrative	3,713	12	849	62	—	4,636
(Recovery of) provision for doubtful accounts and loan losses	(888)	—	1,111	—	—	223
Total expenses	3,026	13,732	17,694	5,401	(722)	39,131

Other income (expense):
Other income (expense)	2,098	16	309	(23)	—	2,400
Net loss on sales of real estate	—	—	(52)	—	—	(52)

Total other income (expense)	2,098	16	257	(23)	—	2,348

Income in subsidiary	38,467	52,064	1,710	—	(92,241)	—

Net income	37,540	38,467	51,951	1,814	(92,306)	37,466

Net loss attributable to noncontrolling interests	—	—	—	9	—	9

Net income attributable to Sabra Health Care REIT, Inc.	37,540	38,467	51,951	1,823	(92,306)	37,475

Preferred stock dividends	(2,560)	—	—	—	—	(2,560)

Net income attributable to common stockholders	$34,980	$38,467	$51,951	$1,823	$(92,306)	$34,915

Net loss attributable to common stockholders, per:
Basic common share						$0.53
Diluted common share						$0.53
Weighted-average number of common shares outstanding, basic						65,303,057
Weighted-average number of common shares outstanding, diluted						65,503,383

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries		Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$105,481		$9,625	$(1,978)	$113,128
Interest and other income	13	—	3,977		—	(18)	3,972
Resident fees and services	—	—	—		10,286	—	10,286
Total revenues	13	—	109,458		19,911	(1,996)	127,386
Expenses:
Depreciation and amortization	432	—	32,381		3,544	—	36,357
Interest	—	26,924	1,445		3,281	—	31,650
Operating expenses	—	—	—		8,823	(1,996)	6,827
General and administrative	15,770	32	2,019		201	—	18,022
Provision for doubtful accounts and loan losses	82	—	2,223		—	—	2,305
Total expenses	16,284	26,956	38,068		15,849	(1,996)	95,161

Other income:
Other income	2,283	737	50		—	—	3,070
Net gain on sale of real estate	—	—	4,026		6	—	4,032

Total other income	2,283	737	4,076		6	—	7,102

Income in subsidiary	53,331	79,550	3,564		—	(136,445)	—

Net income	39,343	53,331	79,030		4,068	(136,445)	39,327

Net loss attributable to noncontrolling interests	—	—	—		16	—	16

Net income attributable to Sabra Health Care REIT, Inc.	39,343	53,331	79,030		4,084	(136,445)	39,343

Preferred stock dividends	(5,121)	—	—		—	—	(5,121)

Net income attributable to common stockholders	$34,222	$53,331	$79,030	—	$4,084	$(136,445)	$34,222

Net loss attributable to common stockholders, per:
Basic common share							$0.52
Diluted common share							$0.52
Weighted-average number of common shares outstanding, basic							65,396,146
Weighted-average number of common shares outstanding, diluted							65,694,019

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$101,424	$10,347	$(1,162)	$110,609
Interest and other income	2	238	22,335	127	(377)	22,325
Resident fees and services	—	—	—	3,874	—	3,874
Total revenues	2	238	123,759	14,348	(1,539)	136,808
Expenses:
Depreciation and amortization	384	—	30,634	3,153	—	34,171
Interest	—	28,023	2,132	3,428	(238)	33,345
Operating expenses	—	—	—	4,025	(1,173)	2,852
General and administrative	8,187	22	1,029	112	—	9,350
(Recovery of) provision for doubtful accounts and loan losses	(655)	—	3,401	—	—	2,746
Impairment of real estate	—	—	29,811	—	—	29,811
Total expenses	7,916	28,045	67,007	10,718	(1,411)	112,275

Other income (expense):
Loss on extinguishment of debt	—	(468)	(88)	—	—	(556)
Other income (expense)	2,098	516	(141)	(73)	—	2,400
Net loss on sales of real estate	—	—	(4,654)	—	—	(4,654)

Total other income (expense)	2,098	48	(4,883)	(73)	—	(2,810)

Income in subsidiary	27,708	55,467	3,370	—	(86,545)	—

Net income	21,892	27,708	55,239	3,557	(86,673)	21,723

Net loss attributable to noncontrolling interests	—	—	—	41	—	41

Net income attributable to Sabra Health Care REIT, Inc.	21,892	27,708	55,239	3,598	(86,673)	21,764

Preferred stock dividends	(5,121)	—	—	—	—	(5,121)

Net income attributable to common stockholders	$16,771	$27,708	$55,239	$3,598	$(86,673)	$16,643

Net loss attributable to common stockholders, per:
Basic common share						$0.25
Diluted common share						$0.25
Weighted-average number of common shares outstanding, basic						65,274,845
Weighted-average number of common shares outstanding, diluted						65,454,337

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2017
(dollars in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$20,520	$29,894	$41,957	$2,568	$(74,403)	$20,536
Other comprehensive (loss) income
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) income	—	(415)	833	280	—	698
Unrealized gain (loss) on cash flow hedge (1)	—	285	(188)	—	—	97

Total other comprehensive (loss) income	—	(130)	645	280	—	795

Comprehensive income	20,520	29,764	42,602	2,848	(74,403)	21,331

Comprehensive income attributable to noncontrolling interest	—	—	—	(16)	—	(16)

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$20,520	$29,764	$42,602	$2,832	$(74,403)	$21,315

(1) Amounts are net of provision for income taxes of $0.2 million for the three months ended June 30, 2017.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016
(dollars in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$37,540	$38,467	$51,951	$1,814	$(92,306)	$37,466
Other comprehensive income:
Foreign currency translation	—	287	29	8	—	324
Unrealized loss on cash flow hedge	—	(206)	—	—	—	(206)

Total other comprehensive income	—	81	29	8	—	118

Comprehensive income	37,540	38,548	51,980	1,822	(92,306)	37,584

Comprehensive loss attributable to noncontrolling interest	—	—	—	9	—	9

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$37,540	$38,548	$51,980	$1,831	$(92,306)	$37,593

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2017
(dollars in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$39,343	$53,331	$79,030	$4,068	$(136,445)	$39,327
Other comprehensive (loss) income
Unrealized (loss) gain, net of tax:
Foreign currency translation (loss) income	—	(1,367)	1,131	376	—	140
Unrealized gain (loss) on cash flow hedge (1)	—	1,013	(188)	—	—	825

Total other comprehensive (loss) income	—	(354)	943	376	—	965

Comprehensive income	39,343	52,977	79,973	4,444	(136,445)	40,292

Comprehensive loss attributable to noncontrolling interest	—	—	—	16	—	16

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$39,343	$52,977	$79,973	$4,460	$(136,445)	$40,308

(1) Amounts are net of provision for income taxes of $0.2 million for the six months ended June 30, 2017.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016
(dollars in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net income	$21,892	$27,708	$55,239	$3,557	$(86,673)	$21,723
Other comprehensive (loss) income:
Foreign currency translation (loss) income	—	(2,357)	1,663	445	—	(249)
Unrealized loss on cash flow hedge	—	(1,698)	—	—	—	(1,698)

Total other comprehensive (loss) income	—	(4,055)	1,663	445	—	(1,947)

Comprehensive income	21,892	23,653	56,902	4,002	(86,673)	19,776

Comprehensive loss attributable to noncontrolling interest	—	—	—	41	—	41

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$21,892	$23,653	$56,902	$4,043	$(86,673)	$19,817

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by (used in) operating activities	$49,670	$—	$(1,703)	$5,904	$—	$53,871
Cash flows from investing activities:
Acquisition of real estate	—	—	(14,456)	—	—	(14,456)
Origination and fundings of loans receivable	—	—	(927)	—	—	(927)
Origination and fundings of preferred equity investments	—	—	(76)	—	—	(76)
Additions to real estate	(12)	—	(1,106)	(176)	—	(1,294)
Repayment of loans receivable	—	—	1,547	—	—	1,547
Repayments of preferred equity investments	—	—	2,766	—	—	2,766
Investment in subsidiaries	2,474	2,474	—	—	(4,948)	—
Net proceeds from the sales of real estate	—	—	6,099	—	—	6,099
Intercompany financing	(1,667)	(7,543)	—	—	9,210	—
Net cash provided by (used in) investing activities	795	(5,069)	(6,153)	(176)	4,262	(6,341)
Cash flows from financing activities:
Net repayments from revolving credit facility	—	6,000	—	—	—	6,000
Principal payments on mortgage notes	—	—	—	(2,049)	—	(2,049)
Payments of deferred financing costs	—	(124)	—	—	—	(124)
Issuance of common stock, net	(3,224)	—	—	—	—	(3,224)
Dividends paid on common and preferred stock	(60,691)	—	—	—	—	(60,691)
Distribution to parent	—	(2,474)	—	(2,474)	4,948	—
Intercompany financing	—	1,667	7,543	—	(9,210)	—
Net cash (used in) provided by financing activities	(63,915)	5,069	7,543	(4,523)	(4,262)	(60,088)
Net (decrease) increase in cash and cash equivalents	(13,450)	—	(313)	1,205	—	(12,558)
Effect of foreign currency translation on cash and cash equivalents	—	—	69	61	—	130
Cash and cash equivalents, beginning of period	18,168	—	2,675	4,820	—	25,663
Cash and cash equivalents, end of period	$4,718	$—	$2,431	$6,086	$—	$13,235

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(in thousands)
(unaudited)

	Parent Company	Issuers	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash provided by operating activities	$87,170	$—	$3,177	$4,147	$—	$94,494
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	(6,283)	—	—	(6,283)
Origination and fundings of preferred equity investments	—	—	(6,172)	—	—	(6,172)
Additions to real estate	(120)	—	(400)	(354)	—	(874)
Repayment of loans receivable	—	—	193,893	—	—	193,893
Investment in subsidiaries	(200)	(200)	—	—	400	—
Net proceeds from the sale of real estate	—	—	75,456	—	—	75,456
Distribution from subsidiaries	2,025	2,025	—	—	(4,050)	—
Intercompany financing	64,758	280,078	—	—	(344,836)	—
Net cash provided by (used in) investing activities	66,463	281,903	256,494	(354)	(348,486)	256,020
Cash flows from financing activities:
Net repayments from revolving credit facility	—	(255,000)	—	—	—	(255,000)
Proceeds from term loan	—	45,000	24,360	—	—	69,360
Principal payments on mortgage notes	—	—	(77)	(1,983)	—	(2,060)
Payments of deferred financing costs	—	(5,320)	(611)	—	—	(5,931)
Issuance of common stock, net	(1,289)	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(59,288)	—	—	—	—	(59,288)
Contribution from parent	—	200	—	200	(400)	—
Distribution to parent	—	(2,025)	—	(2,025)	4,050	—
Intercompany financing	—	(64,758)	(280,078)	—	344,836	—
Net cash used in financing activities	(60,577)	(281,903)	(256,406)	(3,808)	348,486	(254,208)
Net increase (decrease) in cash and cash equivalents	93,056	—	3,265	(15)	—	96,306
Effect of foreign currency translation on cash and cash equivalents	—	—	70	58	—	128
Cash and cash equivalents, beginning of period	2,548	—	456	4,430	—	7,434
Cash and cash equivalents, end of period	$95,604	$—	$3,791	$4,473	$—	$103,868

13.    COMMITMENTS AND CONTINGENCIES

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2017, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company's results of operations, financial condition or cash flows.
In addition, subsequent to its entry into the Merger Agreement, the Company, the Operating Partnership and Merger Sub were named, in addition to CCP and each member of CCP’s board of directors (collectively, “CCP Defendants”), in two putative class action lawsuits (Loeb v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00866-UNA (D. Del. June 30, 2017), and Klein v. Care Capital Properties, Inc., et al., Case No 1:99-mc-09999 (D. Del. July 10, 2017)) filed in the United States District Court for the District of Delaware. Four other related actions have been filed against only the CCP Defendants, three in the U.S. District Court for the District of Delaware (Gordon v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00859-LPS; Vineyard v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00878-LPS; and Parrish v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00909-LPS) and one in the U.S. District Court for the Northern District of Illinois (Douglas v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-04942). The lawsuits all seek to recover under federal securities laws on the basis that the joint proxy statement/prospectus included in the registration statement filed by the Company with the SEC purportedly omitted to disclose information necessary to make the statements therein not materially false or misleading. The lawsuits seek, among other things, an injunction of the Merger; dissemination of a revised registration statement; declarations that the registration statement violated federal securities laws; damages, including rescissory damages; and an award of costs and attorneys’ fees. On July 25, 2017, the five actions filed in the United States District Court for the District of Delaware were consolidated under the lead-case caption In re Care Capital Properties, Inc. Shareholder Litigation, Civil Action No. 1:17-cv-00859-LPS. The lawsuits are in a preliminary stage. The Company believes that these actions are without merit.

14.    SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Dividend Declaration
In accordance with the terms of the Merger Agreement, on August 2, 2017, the Company announced that its board of directors declared a prorated quarterly cash dividend of $0.3598913 per share of common stock, assuming the closing of the Merger occurs on August 17, 2017. The dividend will be paid on August 18, 2017 to common stockholders of record as of the close of business on August 16, 2017. If the closing of the Merger occurs later than August 17, 2017, then the record date will be revised to be the last business day prior to the closing date, the amount of the dividend will be increased by $0.0046739 per share per calendar day that the record date occurs later than August 16, 2017, and the dividend will be paid on the earliest practicable date thereafter.
On August 2, 2017, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 31, 2017 to preferred stockholders of record as of the close of business on August 16, 2017.
Credit Facility
On July 28, 2017, the Company and certain of its subsidiaries irrevocably delivered into escrow, along with the other parties thereto, their respective signature pages to the form of a fourth amended and restated unsecured credit agreement (the

“Amended Credit Agreement”). The Amended Credit Agreement is conditioned on and expected to become effective concurrent with the closing of the Company's pending merger transaction with CCP. When it becomes effective, the Amended Credit Agreement will amend and restate the current Credit Facility. The Amended Credit Agreement includes a revolving credit facility of $1.0 billion, U.S. dollar term loans of $1.1 billion and a Canadian dollar term loan of CAD $125 million. The revolving credit facility has a maturity date of the fourth anniversary of the effective date of the Amended Credit Agreement, and includes two six-month extension options. $200 million of the U.S. dollar term loans matures on the third anniversary of the effective date and the remaining $900 million of U.S. dollar term loans and the Canadian dollar term loan mature on the fifth anniversary of the effective date. The Amended Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.5 billion (an increase from $1.25 billion in the current Credit Facility), subject to standard accordion provisions.

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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing facilities and an acute care hospital leased to third-party operators; senior housing facilities operated under third-party management agreements (“Managed Properties”); debt investments; and preferred equity investments.
Our objectives are to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and other tenants. We have entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities and we have made certain other lease and corporate guarantee amendments for the remaining 43 facilities leased to Genesis. Upon completion of the sales, these asset sales and amendments will have the benefit of reducing our net operating income concentration in Genesis and skilled nursing facilities, as well as strengthening our remaining Genesis-operated portfolio through the lease term extensions and guarantee enhancements; provided, however that there can be no assurances that we will successfully complete these sales on the terms or timing contemplated by the memoranda of understanding, or at all, in which event we may not achieve the anticipated benefits from such sales. As of June 30, 2017, we completed the sale of one of these facilities and subsequent to June 30, 2017, we completed the sale of one additional facility. Marketing of the remaining 33 facilities is ongoing and is expected to be completed in the second half of 2017.
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
Pending Merger with CCP
On May 7, 2017, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Care Capital Properties, Inc., a Delaware corporation (“CCP”), PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly-owned subsidiary of CCP. Pursuant to the Merger Agreement, CCP will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity in the Merger. Following the Merger, also pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Subsequent Merger”), with the Company continuing as the surviving entity in the Subsequent Merger. Simultaneously with the Subsequent Merger, also pursuant to the Merger Agreement, CCPLP will be merged with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing as the surviving entity in the Partnership Merger.
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
The parties’ obligations to consummate the Merger are subject to certain conditions, including, without limitation, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of CCP common stock entitled to vote at a special meeting of the CCP stockholders held for that purpose, (ii) the approval of the issuance of Company common stock in connection with the Merger by a majority of the votes cast by the holders of Company common stock at a special meeting of the Company stockholders held for that purpose, (iii) the shares of Company common stock to be issued in connection with the Merger will have been approved for listing on the NASDAQ Global Select Market, subject to official notice of issuance, (iv) the registration statement on Form S-4 filed by the Company for purposes of registering the issuance of shares of Company common stock issuable in connection with the Merger shall not be the subject of any stop order, (v) the Company and CCP each having received certain tax opinions and (vi) the absence of any order or injunction preventing the consummation of the Merger or any material law rendering the consummation of the Merger illegal. On July 7, 2017, the SEC declared the Company's registration statement on Form S-4 effective and a special meeting of the Company's stockholders is scheduled to be held on August 15, 2017.
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

The closing of the Merger is expected to occur during the third calendar quarter of 2017, subject to the satisfaction of certain closing conditions. There can be no assurance that all closing conditions will be satisfied or waived by the parties, that the Merger will close during the third calendar quarter of 2017 or that the Merger will be consummated at all.
Acquisitions

During the six months ended June 30, 2017, we invested $14.5 million for the acquisition of one senior housing facility located in Texas. See Note 3, "Recent Real Estate Acquisitions," in the Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition.
Dispositions
During the six months ended June 30, 2017, we completed the sale of one skilled nursing/transitional care facility for aggregate consideration of $6.1 million. The net book value of this facility was $2.1 million, which resulted in a $4.0 million gain on sale. See Note 5, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
Managed Properties

During the six months ended June 30, 2017, we terminated the lease of nine senior housing real estate investments in Canada and concurrently entered into a management agreement with Sienna Senior Living (“Sienna”), whereby we own the operations, through a wholly-owned foreign taxable REIT subsidiary, of the facilities and the facilities are operated by Sienna.
Credit Facility

On July 28, 2017, we and certain of our subsidiaries irrevocably delivered into escrow, along with the other parties thereto, our respective signature pages to the form of a fourth amended and restated unsecured credit agreement (the “Amended Credit Agreement”).The Amended Credit Agreement is conditioned on and expected to become effective concurrent with the closing of the pending merger transaction with CCP. When it becomes effective, the Amended Credit Agreement will replace the current Credit Facility. The Amended Credit Agreement includes a revolving credit facility of $1.0 billion, U.S. dollar term loans of $1.1 billion and a Canadian dollar term loan of CAD $125 million. The revolving credit facility has a maturity date of the fourth anniversary of the effective date of the Amended Credit Agreement, and includes two six-month extension options. $200 million of the U.S. dollar term loans matures on the third anniversary of the effective date and the remaining $900 million of U.S. dollar term loans and the Canadian dollar term loan mature on the fifth anniversary of the effective date. The Amended Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.5 billion (an increase from $1.25 billion in the current Credit Facility), subject to terms and conditions.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2016 Annual Report on Form 10-K filed with the SEC. Except as described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2017.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.

Results of Operations
As of June 30, 2017, our investment portfolio included 183 real estate properties held for investment, eight investments in loans receivable and 12 preferred equity investments. As of June 30, 2016, our investment portfolio included 178 real estate properties held for investment, 14 investments in loans receivable and 11 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning acquired investments for an entire period, the anticipated future acquisition of additional investments and completion of the pending Merger transaction. The results of operations presented are not directly comparable due to ongoing acquisition activity.
Comparison of results of operations for the three months ended June 30, 2017 versus the three months ended June 30, 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$55,904	$55,297	$607	1%	$3,031	$(2,424)
Interest and other income	2,027	16,993	(14,966)	(88)%	(15,101)	135
Resident fees and services	6,805	1,959	4,846	247%	—	4,846
Expenses:
Depreciation and amortization	17,220	16,405	815	5%	974	(159)
Interest	15,862	16,427	(565)	(3)%	—	(565)
Operating expenses	4,407	1,440	2,967	206%	—	2,967
General and administrative	11,149	4,636	6,513	140%	5,806	707
Provision for doubtful accounts and loan losses	535	223	312	140%	—	312
Other income:
Other income	941	2,400	(1,459)	NM	—	(1,459)
Net gain (loss) on sale of real estate	4,032	(52)	4,084	NM	4,084	—
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of investments/dispositions made after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 that is not a direct result of investments/dispositions made after April 1, 2016.
Rental Income
During the three months ended June 30, 2017, we recognized $55.9 million of rental income compared to $55.3 million for the three months ended June 30, 2016. The $0.6 million increase in rental income is primarily due to an increase of $3.7 million from properties acquired after April 1, 2016, offset by a decrease of $0.7 million from properties disposed of after April 1, 2016 and a decrease of $2.3 million due to the nine senior housing facilities that were transitioned to Managed Properties during the six months ended June 30, 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2017 and 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended June 30, 2017, we recognized $2.0 million of interest and other income compared to $17.0 million for the three months ended June 30, 2016. The decrease of $15.0 million is primarily due to interest income recognized at the default rate and late fees related to our investment in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the three months ended June 30, 2016. Both loans were repaid during the three months ended June 30, 2016.
Resident Fees and Services

During the three months ended June 30, 2017, we recognized $6.8 million of resident fees and services compared to $2.0 million for the three months ended June 30, 2016. The increase of $4.8 million is due to the nine senior housing facilities that were transitioned to Managed Properties during the six months ended June 30, 2017.
Depreciation and Amortization
During the three months ended June 30, 2017, we incurred $17.2 million of depreciation and amortization expense compared to $16.4 million for the three months ended June 30, 2016. The $0.8 million net increase in depreciation and amortization expense was primarily due to an increase of $1.2 million from properties acquired after April 1, 2016, offset by a decrease of $0.2 million from properties disposed of after April 1, 2016.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2017, we incurred $15.9 million of interest expense compared to $16.4 million for the three months ended June 30, 2016. The $0.5 million net decrease is primarily related to (i) a $0.5 million decrease in interest expense related to lower borrowings outstanding on the Revolving Credit Facility and (ii) a $0.2 million decrease in interest expense primarily due to the decreased average balance outstanding on mortgage note borrowings, partially offset by a $0.2 million increase in amortization expense related to our interest rate hedges.

Operating Expenses

During the three months ended June 30, 2017, we recognized $4.4 million of operating expenses compared to $1.4 million for the three months ended June 30, 2016. The increase of $3.0 million is due to the nine senior housing facilities that were transitioned to Managed Properties during the six months ended June 30, 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the three months ended June 30, 2017, general and administrative expenses were $11.1 million compared to $4.6 million during the three months ended June 30, 2016. The $6.5 million increase is primarily related to (i) a $5.8 million increase in expensed acquisition pursuit costs from $0.1 million during the three months ended June 30, 2016 to $5.9 million during the three months ended June 30, 2017 due to the pending Merger transaction and (ii) a $0.6 million increase in legal and professional fees primarily due to the increased number of investments.
Provision for Doubtful Accounts and Loan Losses
During the three months ended June 30, 2017, we recognized $0.5 million in provision for doubtful accounts and loan losses. Of the $0.5 million provision, $0.2 million is due to an increase in loan loss reserves and $0.3 million is due to an increase in reserves on straight-line rental income. During the three months ended June 30, 2016, we recognized $0.2 million in provision for doubtful accounts. Of the $0.2 million provision, $0.6 million is due to an increase in general reserves on straight-line rental income, offset by a $0.4 million decrease in loan loss reserves.
Other Income
During the three months ended June 30, 2017, we recognized $0.9 million of other income. The $0.9 million in other income is primarily due to the amortization of lease termination payments related to a memoranda of understanding entered into with Genesis regarding five Genesis facilities (of which two were owned as of June 30, 2017). During the three months ended June 30, 2016, we recognized $2.4 million of other income due to a lease termination payment related to the same memoranda of understanding with Genesis.
Net Gain (Loss) on Sales of Real Estate
During the three months ended June 30, 2017, we recognized a gain on the sale of real estate of $4.0 million related to the disposition of one skilled nursing/transitional care facility. During the three months ended June 30, 2016, we recognized a loss on the sale of real estate of $0.1 million related to the disposition of one acute care hospital. See Note 5, “Dispositions” for additional information.

Comparison of results of operations for the six months ended June 30, 2017 versus the six months ended June 30, 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$113,128	$110,609	$2,519	2%	$5,995	$(3,476)
Interest and other income	3,972	22,325	(18,353)	(82)%	(17,908)	(445)
Resident fees and services	10,286	3,874	6,412	166%	—	6,412
Expenses:
Depreciation and amortization	36,357	34,171	2,186	6%	583	1,603
Interest	31,650	33,345	(1,695)	(5)%	—	(1,695)
Operating expenses	6,827	2,852	3,975	139%	—	3,975
General and administrative	18,022	9,350	8,672	93%	6,280	2,392
Provision for doubtful accounts and loan losses	2,305	2,746	(441)	(16)%	—	(441)
Impairment of real estate	—	29,811	(29,811)	NM	(29,811)	—
Other (expense) income:
Loss on extinguishment of debt	—	(556)	556	NM	—	556
Other income	3,070	2,400	670	28%	—	670
Net gain (loss) on sale of real estate	4,032	(4,654)	8,686	NM	8,686	—
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of investments/dispositions made after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 that is not a direct result of investments/dispositions made after January 1, 2016.
Rental Income
During the six months ended June 30, 2017, we recognized $113.1 million of rental income compared to $110.6 million for the six months ended June 30, 2016. The $2.5 million increase in rental income is primarily due to an increase of $7.4 million from properties acquired after January 1, 2016, offset by a decrease of $1.4 million from properties disposed of after January 1, 2016 and a decrease of $3.0 million due to the nine senior housing facilities that were transitioned to Managed Properties during the six months ended June 30, 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2017 and 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred dividends on our preferred equity investments. During the six months ended June 30, 2017, we recognized $4.0 million of interest and other income compared to $22.3 million for the six months ended June 30, 2016. The $18.4 million decrease is primarily due to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the six months ended June 30, 2016. Both loans were repaid during the six months ended June 30, 2016.
Resident Fees and Services

During the six months ended June 30, 2017, we recognized $10.3 million of resident fees and services compared to $3.9 million for the six months ended June 30, 2016. The increase of $6.4 million is primarily due to the nine senior housing facilities that were transitioned to Managed Properties during the six months ended June 30, 2017.
Depreciation and Amortization
During the six months ended June 30, 2017, we incurred $36.4 million of depreciation and amortization expense compared to $34.2 million for the six months ended June 30, 2016. The $2.2 million net increase in depreciation and amortization expense was primarily due to an increase of $2.2 million from properties acquired after January 1, 2016 as well as a $1.8 million increase due to the acceleration of the lease intangible amortization related to the nine senior housing facilities transitioned to Managed Properties, partially offset by a decrease of $1.8 million from properties disposed of after January 1, 2016.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2017, we incurred $31.7 million of interest expense compared to $33.3 million for the six months ended June 30, 2016. The $1.7 million net decrease is primarily related to (i) a $1.7 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (ii) a $0.5 million decrease in interest expense primarily due to the decreased average balance outstanding on mortgage note borrowings, offset by a $0.5 million increase in amortization expense related to our interest rate hedges.

Operating Expenses

During the six months ended June 30, 2017, we recognized $6.8 million of operating expenses compared to $2.9 million for the six months ended June 30, 2016. The increase of $4.0 million is primarily due to the nine senior housing facilities that were transitioned to Managed Properties during the six months ended June 30, 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with acquisition pursuit activities and asset management. During the six months ended June 30, 2017, general and administrative expenses were $18.0 million compared to $9.4 million during the six months ended June 30, 2016. The $8.7 million increase is primarily related to a (i) a $6.3 million increase in expensed acquisition pursuit costs from $0.2 million during the six months ended June 30, 2016 to $6.5 million during the six months ended June 30, 2017 due to the pending Merger transaction, (ii) a $1.3 million increase in legal and professional fees primarily due to the management of the increased number of investments, (iii) a $0.6 million increase in stock-based compensation expense and (iv) a $0.3 million increase in payroll expense primarily due to the increased number of employees. The increase in stock-based compensation expense, from $3.7 million during the six months ended June 30, 2016 to $4.3 million during the six months ended June 30, 2017, is primarily related to the change in our stock price during the six months ended June 30, 2017 (an increase of $3.46 per share) compared to the six months ended June 30, 2016 (a decrease of $5.10 per share). We issue stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense. We expect acquisition pursuit costs to fluctuate from period to period depending on acquisition activity. We also expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Doubtful Accounts and Loan Losses
During the six months ended June 30, 2017, we recognized $2.3 million in provision for doubtful accounts and loan losses. The $2.3 million provision is primarily due to a $1.9 million increase in loan loss reserves, a $0.3 million increase in general reserves on straight-line rental income and a $0.1 million increase in reserves on cash rental income. During the six months ended June 30, 2016, we recognized $2.7 million in provision for doubtful accounts and loan losses. Of the $2.7 million, $0.8 million is due to an increase in general reserves on straight-line rental income and $1.9 million is due to an increase in loan loss reserves.
Impairment of Real Estate
No impairment of real estate was recognized during the six months ended June 30, 2017. During the six months ended June 30, 2016, we recognized $29.8 million of impairment of real estate related to the sale of the Forest Park - Frisco hospital.
Loss on Extinguishment of Debt
We did not recognize any loss on extinguishment of debt during the six months ended June 30, 2017. We recognized a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2016 related to write-offs of deferred financing costs in connection with amending the Revolving Credit Facility and Canadian term loan.
Other Income
During the six months ended June 30, 2017, we recognized $3.1 million of other income. Of the $3.1 million in other income, $2.3 million is due to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (two of which are owned as of June 30, 2017) and $0.8 million relates to other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property, partially offset by $0.1 million of ineffectiveness loss related to our LIBOR interest rate swaps. During the six months ended June 30, 2016, we recognized $2.4 million in other income due to a lease termination payment related to the same memoranda of understanding with Genesis.
Net Gain (Loss) on Sales of Real Estate
During the six months ended June 30, 2017, we recognized a net gain on the sale of real estate of $4.0 million related to the disposition of one skilled nursing/transitional care facility. During the six months ended June 30, 2016, we recognized a net loss on the sales of real estate of $4.7 million. The $4.7 million net loss is due to the disposition of one skilled nursing facility and one acute care hospital. See Note 5, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2017 and 2016, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$17,960	$34,915	$34,222	$16,643
Depreciation and amortization of real estate assets	17,220	16,405	36,357	34,171
Net gain on sale of real estate	(4,032)	52	(4,032)	4,654
Impairment of real estate	—	—	—	29,811

FFO attributable to common stockholders	31,148	51,372	66,547	85,279

Expensed acquisition pursuit costs (1)	5,888	82	6,451	171
Stock-based compensation expense	1,731	1,834	4,319	3,652
Straight-line rental income adjustments	(4,971)	(5,524)	(9,578)	(11,117)
Amortization of deferred financing costs	1,281	1,273	2,558	2,494
Non-cash portion of loss on extinguishment of debt	—	—	—	556
Change in fair value of contingent consideration	—	(50)	(822)	(50)
Provision for doubtful straight-line rental income, loan losses and other reserves	534	92	1,924	2,615
Other non-cash adjustments (2)	523	344	922	648

AFFO attributable to common stockholders	$36,134	$49,423	$72,321	$84,248

FFO attributable to common stockholders per diluted common share	$0.47	$0.78	$1.01	$1.30

AFFO attributable to common stockholders per diluted common share	$0.55	$0.75	$1.10	$1.28

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	65,670,853	65,503,383	65,694,019	65,454,337

AFFO attributable to common stockholders	65,985,940	65,784,776	66,009,102	65,783,312

(1) On October 1, 2016, we early-adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions. All real estate acquisitions completed subsequent to October 1, 2016 were considered asset acquisitions and we have capitalized acquisition pursuit costs associated with these acquisitions, including those costs incurred prior to October 1, 2016. Acquisitions completed prior to October 1, 2016 were deemed business combinations and the related acquisition pursuit costs were expensed as incurred. Acquisition costs incurred during the three and six months ended June 30, 2017 primarily relate to the pending Merger transaction.
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
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the three and six months ended June 30, 2017, we recognized $0.9 million and $3.1 million of other income, respectively. Other income includes $0.9 million and $2.3 million, respectively, related to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (of which two were owned as of June 30, 2017). Other income also includes $0.8 million related to decreasing the value of our contingent consideration liability related to the acquisition of a senior housing facility, which decrease was recognized during the six months ended June 30, 2017. These amounts in their entirety are included in FFO for the three and six months ended June 30, 2017, and $1.1 million and $2.4 million is included in AFFO for the three and six months ended June 30, 2017, respectively.

•
During the three and six months ended June 30, 2017, we recognized $0.5 million and $2.3 million, respectively, in provision for doubtful accounts. General reserves on straight-line rental income increased by $0.3 million during the three and six months ended June 30, 2017 and reserves for loan losses increased by $0.2 million and $1.9 million, respectively, during the three and six months ended June 30, 2017. These amounts in their entirety are included in FFO for the three and six months ended June 30, 2017 and $0.4 million is included in AFFO for the six months ended June 30, 2017.

•
During the three and six months ended June 30, 2017, we incurred $5.9 million and $6.4 million, respectively, of expensed acquisition costs in connection with the pending Merger transaction. This entire amount is included in FFO for the three and six months ended June 30, 2017.

•
During the three and six months ended June 30, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Credit Facility and Canadian dollar term loan. This entire amount is included in FFO for the three and six months ended June 30, 2016.

•
During the three and six months ended June 30, 2016, we recognized $0.2 million and $2.7 million, respectively, in provision for doubtful accounts. General reserves on straight-line rental income increased by $0.6 million and $0.8 million, respectively, during the three and six months ended June 30, 2016 and reserves on loan losses decreased by $0.4 million and increase by $1.9 million, respectively, during the three and six months ended June 30, 2016. These amounts in their entirety are included in FFO for the three and six months ended June 30, 2016 and $0.1 million is included in AFFO for the three and six months ended June 30, 2016.

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

Liquidity and Capital Resources
As of June 30, 2017, we had approximately $481.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $13.0 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $468.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $1.25 billion (from U.S. $745.0 million plus CAD $125.0 million), subject to terms and conditions.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $53.9 million for the six months ended June 30, 2017. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest on borrowings and payment of general and administrative expenses, including expensed acquisition pursuit costs primarily related to the pending Merger transaction and corporate overhead.
Cash Flows from Investing Activities
During the six months ended June 30, 2017, net cash used in investing activities was $6.3 million and consisted of $14.5 million used in the acquisition of one senior housing facility, $0.9 million used to provide additional funding for existing loans receivable, $0.1 million used to fund existing preferred equity investments and $1.3 million used for tenant improvements, partially offset by $6.1 million in sales proceeds related to the disposition of one skilled nursing/transitional care facility, $1.5 million in repayments of loans receivable and $2.8 million in repayments of preferred equity investments.

We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, net cash used in financing activities was $60.1 million and consisted of $60.7 million of dividends paid to stockholders, $2.0 million of principal repayments of mortgage notes payable, $0.1 million of payments for deferred financing costs primarily associated with the Credit Facility and $3.2 million of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the six months ended June 30, 2017, we borrowed a net amount of $6.0 million on our Revolving Credit Facility.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the 2021 Notes and the 2023 Notes, including information regarding the indentures governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2017, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of June 30, 2017, we were in compliance with all applicable covenants under the Credit Facility.
Mortgage Indebtedness
Of our 183 properties held for investment, 20 are subject to mortgage indebtedness to third parties that, as of June 30, 2017, totaled approximately $162.2 million. As of June 30, 2017 and December 31, 2016, our mortgage notes payable consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2017 (1)	Principal Balance as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at June 30, 2017 (2)	Maturity Date
Fixed Rate	$162,195	$163,638	3.87%	December 2021 - August 2051
(1) Principal balance does not include deferred financing costs of $2.8 million and $2.9 million as of June 30, 2017 and December 31, 2016, respectively.
(2) Weighted average effective interest rate includes private mortgage insurance.

Capital Expenditures
There were $1.3 million and $0.9 million of capital expenditures for the six months ended June 30, 2017 and 2016, respectively. The capital expenditures for the six months ended June 30, 2017 and 2016 include $12,000 and $0.1 million, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $7.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $60.7 million on our common and preferred stock during the six months ended June 30, 2017. In accordance with the terms of the Merger Agreement, on August 2, 2017, our board of directors declared a prorated quarterly cash dividend of $0.3598913 per share of common stock, assuming the closing of the Merger occurs on August 17, 2017. The dividend will be paid on August 18, 2017 to common stockholders of record as of August 16, 2017. If the closing of the Merger occurs later than August 17, 2017, then the record date will be revised to be the last business day prior to the closing date, the amount of the dividend will be increased by $0.0046739 per share per calendar day that the record date occurs later than August 16, 2017, and the dividend will be paid on the earliest practicable date thereafter. Also on August 2, 2017, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on August 31, 2017 to preferred stockholders of record as of the close of business on August 16, 2017.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 183 real estate properties held for investment as of June 30, 2017 is diversified by location across the United States and Canada.
The following table provides information regarding significant tenant relationships as of June 30, 2017 (dollars in thousands):

		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Investments	Rental Revenue	% of Total Revenue	Rental Revenue	% of Total Revenue

Genesis Healthcare, Inc.	77	$20,257	31.3%	$40,212	31.6%
Holiday AL Holdings, LP	21	9,813	15.2	19,625	15.4
NMS Healthcare	5	7,505	11.6	15,010	11.8

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
On July 31, 2017, CMS released final fiscal year 2018 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.0% over fiscal year 2017 payments. The new payment rates become effective on October 1, 2017. In its final rule, CMS also revised and rebased the market basket index by updating the base year from fiscal year 2010 to fiscal year 2014.

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
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, our Term Loans and our mortgage indebtedness to third parties on certain of our properties. The following table is presented as of June 30, 2017 (in thousands):

		July 1 Through		Year Ending December 31,
	Total	December 31, 2017	2018	2019	2020	2021	After 2021
Mortgage indebtedness (1)	$242,004	$4,868	$9,737	$9,737	$9,737	$24,950	$182,975
Revolving Credit Facility (2)	38,280	1,245	2,470	2,470	32,095	—	—
Term Loans (3)	377,960	5,215	10,344	10,344	10,373	341,684	—
Senior Notes (4)	874,500	19,125	38,250	38,250	38,250	524,500	216,125
Operating lease	1,172	96	200	209	219	229	219
Total	$1,533,916	$30,549	$61,001	$61,010	$90,674	$891,363	$399,319

(1)	Mortgage indebtedness includes principal payments and interest payments through the maturity dates. Total interest on mortgage indebtedness, based on contractual rates, is $79.8 million.

(2)
Revolving Credit Facility includes payments related to the unused facility fee due to the lenders based on the amount of unused borrowings under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of its two six-month extension options).

(3)	Term Loans include interest payments through the maturity date.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $174.5 million.
In addition to the above, as of June 30, 2017, we have committed to provide up to $4.8 million of future funding related to two loan receivable investments. The loan receivable investments have maturity dates ranging from March 2021 to May 2022.
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
Interest rate risk. As of June 30, 2017, our indebtedness included $700.0 million aggregate principal amount of Senior Notes outstanding, $162.2 million of mortgage indebtedness to third parties on certain of the properties that our subsidiaries own, $341.3 million in Term Loans and $32.0 million outstanding under the Revolving Credit Facility. As of June 30, 2017, we had $373.3 million of outstanding variable rate indebtedness. In addition, as of June 30, 2017, we had $468.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of June 30, 2017, we had two interest rate swaps that fix the LIBOR portion of the interest rate for the LIBOR-based borrowings under the $245.0 million U.S. dollar term loan at 0.90% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively.
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
Assuming a 100 basis point increase/decrease in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap derivative instruments, interest expense would increase/decrease by $0.3 million for the twelve months following June 30, 2017.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $147.9 million and cross currency swap instruments. Based on our operating results for the three months ended June 30, 2017, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2017, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see “Legal Matters” in Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2016 Annual Report on Form 10-K, as updated by the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

3.1.2
Articles of Amendment to the Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated as of July 31, 2017 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 31, 2017).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 7, 2017).

10.1+*	Sabra Health Care REIT, Inc. Directors' Compensation Policy, effective June 20, 2017.

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Designates a management compensation plan, contract or arrangement.

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

SABRA HEALTH CARE REIT, INC.

Date: August 2, 2017	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2017	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)