Form 10-Q
period 2017-09-30
Sabra Health Care REIT, Inc.
filed 2017-11-01
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2017, there were 178,232,213 shares of the registrant’s $0.01 par value Common Stock outstanding.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, tenants, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential investments, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	changes in healthcare regulation and political or economic conditions;

•	the anticipated benefits of our merger with Care Capital Properties, Inc. (“CCP”) may not be realized;

•	the anticipated and unanticipated costs, fees, expenses and liabilities related to our merger with CCP;

•	our dependence on the operating success of our tenants;

•	our ability to implement the previously announced rent repositioning program for certain of our tenants who were legacy tenants of CCP on the timing or terms we have previously disclosed;

•	our ability to dispose of facilities currently leased to Genesis Healthcare, Inc. (“Genesis”) on the timing or terms we have previously disclosed;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	changes in foreign currency exchange rates;

•	our ability to raise capital through equity and debt financings;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	the relatively illiquid nature of real estate investments;

•	competitive conditions in our industry;

•	the loss of key management personnel or other employees;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•
the possibility that the conditions to closing the acquisition of a 49% equity interest in the Enlivant Joint Ventures (as defined below) may not be satisfied, such that the transaction will not close or that the closing may be delayed;

•	the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Ventures;

•	our ability to maintain our status as a real estate investment trust (“REIT”);

•	changes in tax laws and regulations affecting REITs;

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT; and

•	the ownership limits and anti-takeover defenses in our governing documents and Maryland law, which may restrict change of control or business combination opportunities.
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report on Form 10-K”) and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $336,689 and $282,812 as of September 30, 2017 and December 31, 2016, respectively	$5,972,785	$2,009,939
Loans receivable and other investments, net	149,766	96,036
Cash and cash equivalents	30,873	25,663
Restricted cash	12,489	9,002
Lease intangible assets, net	262,817	26,250
Accounts receivable, prepaid expenses and other assets, net	159,577	99,029
Total assets	$6,588,307	$2,265,919

Liabilities
Secured debt, net	$257,571	$160,752
Revolving credit facility	251,000	26,000
Term loans, net	1,190,887	335,673
Senior unsecured notes, net	1,305,996	688,246
Accounts payable and accrued liabilities	116,146	39,639
Lease intangible liabilities, net	94,878	—
Total liabilities	3,216,478	1,250,310

Commitments and contingencies (Note 14)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	58	58
Common stock, $.01 par value; 250,000,000 shares authorized, 175,832,213 and 65,285,614 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,758	653
Additional paid-in capital	3,588,510	1,208,862
Cumulative distributions in excess of net income	(225,459)	(192,201)
Accumulated other comprehensive income (loss)	4,236	(1,798)
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,369,103	1,015,574
Noncontrolling interests	2,726	35
Total equity	3,371,829	1,015,609
Total liabilities and equity	$6,588,307	$2,265,919

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$100,145	$56,833	$213,273	$167,442
Interest and other income	4,090	3,157	8,062	25,482
Resident fees and services	7,554	1,937	17,840	5,811

Total revenues	111,789	61,927	239,175	198,735

Expenses:
Depreciation and amortization	25,933	17,102	62,290	51,273
Interest	24,568	15,794	56,218	49,139
Operating expenses	5,102	1,404	11,929	4,256
General and administrative	12,944	4,966	24,159	13,513
Merger and acquisition costs	23,299	1,051	29,750	1,222
Provision for doubtful accounts and loan losses	5,149	540	7,454	3,286
Impairment of real estate	—	—	—	29,811

Total expenses	96,995	40,857	191,800	152,500

Other income (expense):
Loss on extinguishment of debt	(553)	—	(553)	(556)
Other income	51	2,945	3,121	5,345
Net gain (loss) on sale of real estate	582	1,451	4,614	(3,203)

Total other income (expense)	80	4,396	7,182	1,586

Income before income tax expense	14,874	25,466	54,557	47,821

Income tax benefit (expense)	195	(154)	(161)	(786)

Net income	15,069	25,312	54,396	47,035

Net loss attributable to noncontrolling interests	26	25	42	66

Net income attributable to Sabra Health Care REIT, Inc.	15,095	25,337	54,438	47,101

Preferred stock dividends	(2,561)	(2,561)	(7,682)	(7,682)

Net income attributable to common stockholders	$12,534	$22,776	$46,756	$39,419

Net income attributable to common stockholders, per:

Basic common share	$0.11	$0.35	$0.58	$0.60

Diluted common share	$0.11	$0.35	$0.57	$0.60

Weighted-average number of common shares outstanding, basic	112,149,638	65,312,288	81,150,846	65,285,591

Weighted-average number of common shares outstanding, diluted	112,418,100	65,591,428	81,429,044	65,470,589

Dividends declared per common share	$0.36	$0.42	$1.21	$1.25

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$15,069	$25,312	$54,396	$47,035
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	412	(500)	552	(749)
Unrealized gain (loss) on cash flow hedges (1)	4,657	398	5,482	(1,300)

Total other comprehensive income (loss)	5,069	(102)	6,034	(2,049)

Comprehensive income	20,138	25,210	60,430	44,986

Comprehensive loss attributable to noncontrolling interest	26	25	42	66

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$20,164	$25,235	$60,472	$45,052

(1)
Amounts are net of provision for income taxes of $0.4 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, and none for the three and nine months ended September 30, 2016.

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net income (loss)	—	—	—	—	—	47,101	—	47,101	(66)	47,035
Other comprehensive loss	—	—	—	—	—	—	(2,049)	(2,049)	—	(2,049)
Amortization of stock-based compensation	—	—	—	—	6,775	—	—	6,775	—	6,775
Common stock issuance, net	—	—	108,731	1	(1,104)	—	—	(1,103)	—	(1,103)
Repurchase of common stock	—	—	(31,230)	—	(725)	—	—	(725)	—	(725)
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.25 per share)	—	—	—	—	—	(82,240)	—	(82,240)	—	(82,240)
Balance, September 30, 2016	5,750,000	$58	65,259,836	$653	$1,207,487	$(184,969)	$(9,382)	$1,013,847	$40	$1,013,887

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	54,438	—	54,438	(42)	54,396
Other comprehensive income	—	—	—	—	—	—	6,034	6,034	—	6,034
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2,733	2,733
Amortization of stock-based compensation	—	—	—	—	8,768	—	—	8,768	—	8,768
Common stock issuance, net	—	—	110,546,599	1,105	2,370,880	—	—	2,371,985	—	2,371,985
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.21 per share)	—	—	—	—	—	(80,014)	—	(80,014)	—	(80,014)
Balance, September 30, 2017	5,750,000	$58	175,832,213	$1,758	$3,588,510	$(225,459)	$4,236	$3,369,103	$2,726	$3,371,829

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$54,396	$47,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,290	51,273
Amortization of above and below market lease intangibles, net	637	—
Non-cash interest income adjustments	(137)	549
Amortization of deferred financing costs	4,132	3,767
Stock-based compensation expense	8,329	6,137
Amortization of debt premium/discount	(99)	81
Loss on extinguishment of debt	553	556
Straight-line rental income adjustments	(18,260)	(16,710)
Provision for doubtful accounts and loan losses	7,454	3,286
Change in fair value of contingent consideration	(552)	50
Net (gain) loss on sales of real estate	(4,614)	3,203
Impairment of real estate	—	29,811
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(5,752)	1,381
Accounts payable and accrued liabilities	(53,570)	6,217
Restricted cash	(5,036)	(2,820)

Net cash provided by operating activities	49,771	133,816
Cash flows from investing activities:
Acquisition of real estate	(393,064)	(109,619)
Cash received in CCP Merger	77,858	—
Origination and fundings of loans receivable	(5,642)	(9,478)
Origination and fundings of preferred equity investments	(2,713)	(6,845)
Additions to real estate	(3,233)	(901)
Repayment of loans receivable	8,710	214,947
Repayments of preferred equity investments	3,239	—
Net proceeds from the sales of real estate	11,723	85,449

Net cash (used in) provided by investing activities	(303,122)	173,553
Cash flows from financing activities:
Net repayments of revolving credit facility	(137,000)	(255,000)
Proceeds from term loans	181,000	69,360
Principal payments on secured debt	(3,094)	(13,756)
Payments of deferred financing costs	(15,316)	(5,933)
Issuance of common stock, net	319,026	(1,289)
Dividends paid on common and preferred stock	(86,813)	(89,283)

Net cash provided by (used in) financing activities	257,803	(295,901)

Net increase in cash and cash equivalents	4,452	11,468
Effect of foreign currency translation on cash and cash equivalents	758	772
Cash and cash equivalents, beginning of period	25,663	7,434

Cash and cash equivalents, end of period	$30,873	$19,674
Supplemental disclosure of cash flow information:
Interest paid	$48,836	$49,009
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business in CCP Merger (see Note 3)	$3,726,093	$—
Assumption of indebtedness in CCP Merger	$(1,751,373)	$—
Stock exchanged in CCP Merger	$(2,052,578)	$—
Real estate acquired through loan receivable foreclosure	$—	$10,100
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the “Separation Date”). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra's wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; and preferred equity investments.
On May 7, 2017, the Company, the Operating Partnership, PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Care Capital Properties, Inc., a Delaware corporation (“CCP”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly-owned subsidiary of CCP, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on August 17, 2017, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into the Company, with the Company continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.
Pursuant to the Merger Agreement, as of the effective time of the CCP Merger, each share of CCP common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the CCP Merger (other than shares of CCP common stock owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, par value $0.01 per share, plus cash in lieu of any fractional shares. See Note 3, “CCP Merger and Recent Real Estate Acquisitions” for additional information regarding the CCP Merger.
The acquisition of CCP has been reflected in the Company's condensed consolidated financial statements since the effective date of the CCP Merger.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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
As of September 30, 2017, the Company determined it was the primary beneficiary of two variable interest entities—a senior housing community and an exchange accommodation titleholder variable interest entity—and has consolidated the operations of these entities in the accompanying condensed consolidated financial statements. As of September 30, 2017, the Company determined that operations of these entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company's assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2017, none of the Company's investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners' rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies.The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2017, the Company's determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company's consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated balance sheets and condensed consolidated statements of income.
Net Investment in Direct Financing Lease
As of September 30, 2017, the Company had a $22.9 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company's net investment in direct financing lease was $0.3 million for the three and nine months ended September 30, 2017 and is reflected in interest and other income on the condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at September 30, 2017, were as follows: $0.5 million for the remainder of 2017; $2.2 million for 2018; $2.2 million for 2019; $2.3 million for 2020; and $2.1 million for 2021.
Recently Issued Accounting Standards Update
Between May 2014 and May 2016, the FASB issued three Accounting Standards Updates (each, an “ASU”) changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. As the primary source of revenue for the Company is generated through leasing and financing arrangements, which are excluded from the Revenue ASUs, the Company expects that the impact of the Revenue ASUs to the Company will be limited to the recognition of non-lease revenue, such as certain resident fees in its Senior Housing - Managed properties structures (a portion of which are not generated through leasing arrangements) ), and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is primarily based on the transfer of control versus continuing involvement under current guidance. Accordingly, the Company anticipates that the new guidance will result in more transactions qualifying as sales of real estate and gains on sale being recognized at an earlier date than under current accounting guidance. Additionally, upon adoption of the Revenue ASUs in 2018, the Company anticipates that it will be required to separately disclose the components of its total revenue between lease revenue accounted for under existing lease guidance and service revenue accounted for under the new Revenue ASUs, but does not anticipate a material change in the timing of revenue recognition. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the fourth quarter of 2017.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will now need to be an organized workforce. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on October 1, 2016 on a prospective basis. The Company expects that the majority of its future acquisitions of real estate will be accounted for as asset acquisitions under the new guidance. This adoption will impact how the Company accounts for merger and acquisition costs and contingent consideration, which may result in lower expensed merger and acquisition costs and eliminate fair value adjustments related to future contingent consideration arrangements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock compensation (Topic 718): Scope of modification accounting (“ASU 2017-09”). ASU 2017-09 clarifies and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.     CCP MERGER AND RECENT REAL ESTATE ACQUISITIONS
CCP Merger
On August 17, 2017, the Company completed the CCP Merger. Under the terms of the Merger Agreement, each share of CCP common stock issued and outstanding immediately prior to the effective time of the CCP Merger (other than any shares owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, resulting in the issuance of approximately 94.0 million shares of Company common stock at the effective time of the CCP Merger. As a result of the CCP Merger, the Company acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease (see Note 2, “Summary of Significant Accounting Policies—Net Investment in Direct Financing Lease”), 18 investments in loans receivable (see Note 6, “Loans Receivable and Other Investments”) and one specialty valuation firm. Sabra also assumed certain outstanding equity awards and other debt and liabilities of CCP (see Note 7, “Debt”). Based on the closing price of Sabra’s common stock on August 16, 2017, the Company estimates the fair value of the consideration exchanged or assumed to be approximately $2.1 billion. The Company’s estimated fair values of CCP’s assets acquired and liabilities assumed on the closing date of the CCP Merger are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are preliminary and are subject to adjustment once the analyses are completed.

The following table summarizes the preliminary purchase price allocation for the CCP Merger based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed on August 17, 2017 (in thousands):

Real estate investments	$3,629,447
Loans receivable and other investments	57,064
Cash and cash equivalents	77,858
Restricted cash	779
Lease intangible assets, net	234,426
Accounts receivable, prepaid expenses and other assets, net	35,829
Secured debt, net	(98,500)
Revolving credit facility	(362,000)
Unsecured term loans	(674,000)
Senior unsecured notes, net	(616,873)
Accounts payable and accrued liabilities	(132,860)
Lease intangible liabilities, net	(95,859)
Noncontrolling interests	(2,733)
Total consideration	$2,052,578

The lease intangible assets and lease intangible liabilities acquired in connection with the CCP Merger have weighted-average amortization periods as of the closing date of the CCP Merger of 11 years and 10 years, respectively.
For the three and nine months ended September 30, 2017, the Company recognized $45.1 million of total revenues and $30.6 million of net income attributable to common stockholders, excluding acquisition related costs, from the CCP Merger investments. Acquisition related costs associated with the CCP Merger were $23.3 million and $29.7 million, respectively, during the three and nine months ended September 30, 2017.
Recent Real Estate Acquisitions
During the nine months ended September 30, 2017, in addition to the properties acquired as a result of the CCP Merger, the Company acquired 21 skilled nursing/transitional care facilities and one senior housing community. During the nine months ended September 30, 2016, the Company acquired one skilled nursing/transitional care facility and three senior housing communities. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Land	$55,579	$5,521
Building and improvements	329,462	102,094
Tenant origination and absorption costs	6,143	1,565
Tenant relationship	1,880	439

Total consideration	$393,064	$109,619

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective dates of acquisition of 13 years and 23 years, respectively.
For the three and nine months ended September 30, 2017, the Company recognized $1.5 million and $1.6 million of total revenues, respectively, and $1.4 million of net income attributable to common stockholders from the facilities acquired during the nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company recognized $1.7 million of total revenues and $0.1 million of net income attributable to common stockholders from the facilities acquired during the nine months ended September 30, 2016.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	409	45,710	$4,386,543	$(215,921)	$4,170,622
Senior Housing - Leased(1)	88	8,110	1,149,278	(96,790)	1,052,488
Senior Housing - Managed(1)	11	999	170,866	(10,884)	159,982
Specialty Hospitals and Other	22	1,085	602,339	(12,820)	589,519
	530	55,904	6,309,026	(336,415)	5,972,611
Corporate Level			448	(274)	174
			$6,309,474	$(336,689)	$5,972,785
As of December 31, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	97	10,819	$1,042,754	$(190,038)	$852,716
Senior Housing - Leased(1)	83	7,855	1,153,739	(80,449)	1,073,290
Senior Housing - Managed(1)	2	134	34,212	(1,682)	32,530
Specialty Hospitals and Other	1	70	61,640	(10,387)	51,253
	183	18,878	2,292,345	(282,556)	2,009,789
Corporate Level			406	(256)	150
			$2,292,751	$(282,812)	$2,009,939

	September 30, 2017	December 31, 2016
Building and improvements	$5,410,572	$1,983,769
Furniture and equipment	234,901	85,196
Land improvements	3,563	3,744
Land	660,438	220,042
	6,309,474	2,292,751
Accumulated depreciation	(336,689)	(282,812)
	$5,972,785	$2,009,939

(1)
During the nine months ended September 30, 2017, the Company transitioned nine senior housing communities into a managed property structure whereby the Company owns the operations of the communities and the communities are operated by a third-party property manager.

Contingent Consideration Arrangements
In connection with three of its prior real estate acquisitions, the Company entered into contingent consideration arrangements pursuant to which it could be required to pay out additional amounts based on incremental value created through the improvement of operations of the applicable acquired facility (a contingent consideration liability). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The contingent consideration amounts would be determined based on portfolio performance and the facility achieving certain performance hurdles during 2017. During the nine months ended September 30, 2017, one earn-out arrangement expired and resulted in a $0 payout and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing communities to Senior Housing - Managed properties. To determine the value of the remaining contingent consideration arrangement, the Company used significant inputs not observable in the market to estimate the contingent consideration, made assumptions regarding the probability of the facility achieving the incremental value and then applied an appropriate discount rate. As of September 30, 2017, based on the performance of this facility, the contingent consideration liability had an estimated value of $0.3 million, which is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2017, the Company recorded an increase of $0.3 million and a decrease of $0.6 million, respectively, to the contingent consideration liability. These amounts are included in other income on the accompanying condensed consolidated statements of income.
Operating Leases
As of September 30, 2017, the substantial majority of the Company’s real estate properties (excluding 11 Senior Housing - Managed properties) were leased under triple-net operating leases with expirations ranging from one to 15 years. As of September 30, 2017, the leases had a weighted-average remaining term of nine years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. In addition, the Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and totaled $35.6 million as of September 30, 2017 and $2.7 million as of December 31, 2016. As of September 30, 2017, the Company had a $3.5 million reserve for unpaid cash rents and a $2.8 million reserve associated with accumulated straight-line rental income. As of December 31, 2016, the Company had a $3.2 million reserve for unpaid cash rents and a $3.7 million reserve associated with accumulated straight-line rental income.
The following table provides information regarding significant tenant relationships representing 10% or more of the Company's total revenues as of September 30, 2017 (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30, 2017
	Number of Investments	Rental Revenue	% of Total Revenue	Rental Revenue	% of Total Revenue

Genesis Healthcare, Inc.	76	$20,257	18.1%	$60,470	25.3%
Holiday AL Holdings, LP	21	9,813	8.8	29,438	12.3

The Company has entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities (the “MOU Disposition Facilities”). As of September 30, 2017, the Company completed the sale of two of the MOU Disposition Facilities, and subsequent to September 30, 2017, the Company completed the sale of two additional MOU Disposition Facilities. The Company has also entered into a definitive agreement to sell an additional 20 MOU Disposition Facilities, which is expected to be completed in the fourth quarter of 2017. The Company expects the remaining MOU Disposition Facilities to be sold by the end of the first quarter of 2018, though there can be no assurance that the sales will be completed in that timeframe, if at all. The Company has also begun the process of marketing for sale up to all of the remaining 43 facilities leased to Genesis, with sales expected to occur in 2018.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. Because formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenant’s ability to pay their rent obligations to the Company) is the tenant’s lease coverage ratio or the parent’s fixed charge coverage ratio for those entities with a parent guarantee. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the lease level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry’s operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenant’s ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.

As of September 30, 2017, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

October 1, 2017 through December 31, 2017	$146,223
2018	590,222
2019	599,100
2020	592,748
2021	582,633
Thereafter	3,508,262
$6,019,188

5.    ASSET HELD FOR SALE AND DISPOSITIONS
Asset Held for Sale
As of September 30, 2017, the Company determined that one skilled nursing/transitional care facility, with a net book value of $2.0 million, met the criteria to be classified as held for sale. The net book value is included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets.
2017 Dispositions
During the nine months ended September 30, 2017, the Company completed the sale of four skilled nursing/transitional care facilities for aggregate consideration of $11.7 million. The net carrying value of the assets and liabilities of these facilities was $7.1 million, which resulted in an aggregate $4.6 million net gain on sale.
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
During the nine months ended September 30, 2017, the Company recognized $0.3 million of net income, excluding the net gain on sale, from the asset held for sale and the dispositions made during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recognized $38,000 of net income, excluding the net loss on sale and real estate impairment, from the dispositions made during the nine months ended September 30, 2017 and 2016. The sale of these facilities do not represent a strategic shift that has or will have a major effect on the Company's operations and financial results and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2017 and December 31, 2016, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

Investment	Quantity as of September 30, 2017	Property Type	Principal Balance as of September 30, 2017 (1)	Book Value as of September 30, 2017	Book Value as of December 31, 2016	Weighted Average Contractual Interest Rate / Rate of Return as of September 30, 2017	Maturity Date as of September 30, 2017
Loans Receivable:
Mortgage	5	Skilled Nursing / Senior Housing	$45,064	$42,664	$38,262	9.2%	11/07/16- 02/10/27
Construction	2	Senior Housing	2,354	2,418	842	8.0%	03/31/21- 05/31/22
Mezzanine	2	Senior Housing	34,640	28,391	9,656	10.3%	02/28/18- 05/25/20
Pre-development	1	Senior Housing	2,357	2,357	4,023	9.0%	04/01/20
Other	14	Multiple	44,926	27,859	—	8.6%	10/28/17- 04/30/27
Debtor-in-possession	—	Acute Care Hospital	—	—	813	N/A	N/A

	24		129,341	103,689	53,596	9.3%

Loan loss reserve			—	(6,211)	(2,750)

			$129,341	$97,478	$50,846
Other Investments:
Preferred Equity	13	Skilled Nursing / Senior Housing	51,833	52,288	45,190	12.8%	N/A

Total	37		$181,174	$149,766	$96,036	10.3%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
In connection with the CCP Merger, the Company acquired 18 loan receivable investments with a book value of $54.1 million as of September 30, 2017.
As of September 30, 2017, the Company considered six loan receivable investments to be impaired. The aggregate principal balance of the impaired loans was $35.2 million as of September 30, 2017 and December 31, 2016. The Company recorded a provision for loan losses of $3.0 million and $4.8 million related to four loan receivable investments during the three and nine months ended September 30, 2017, respectively, two of which were written-off during the nine months ended September 30, 2017. As of September 30, 2017, six loans receivable investments totaling $35.2 million were on nonaccrual status. During the three and nine months ended September 30, 2017, the Company reduced its portfolio-based loan loss reserve by $32,000 and $0.3 million, respectively. The Company's specific loan loss reserve was $6.1 million and the portfolio-based loan loss reserve was $0.1 million as of September 30, 2017. The Company's specific loan loss reserve and portfolio-based loan loss reserve were $2.3 million and $0.4 million, respectively, as of December 31, 2016.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Book Value as of September 30, 2017 (1)	Book Value as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at September 30, 2017 (2)	Maturity Date
Fixed Rate	$161,871	$163,638	3.87%	December 2021 - August 2051
Variable Rate	98,500	—	3.02%	July 2019
	$260,371	$163,638	3.55%

(1)	Principal balance does not include deferred financing costs, net of $2.8 million and $2.9 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.

On August 17, 2017, in connection with the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed a $98.5 million variable rate secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2017 (1)	December 31, 2016 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	—
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	—
		$1,300,000	$700,000

(1)
Principal balance does not include premium, net of $16.3 million and deferred financing costs, net of $10.3 million as of September 30, 2017 and does not include discount, net of $0.5 million and deferred financing costs, net of $11.2 million as of December 31, 2016.

The 2021 Notes and the 2023 Notes were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”). The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year, and the 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
The 2026 Notes and the 2027 Notes were assumed as a result of the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”) and accrue interest at a rate of 5.125% and 5.38%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
The obligations under the 2021 Notes, 2023 Notes and 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain subsidiaries of Sabra; provided, however, that such guarantees are subject to release under certain customary circumstances. The obligations under the 2026 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances. See Note 12, “Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2017, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Revolving Credit Facility and Term Loans
On January 14, 2016, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”) entered into a third amended and restated unsecured credit facility (the “Prior Credit Facility”).
The Prior Credit Facility included a revolving credit facility (the “Prior Revolving Credit Facility”) and U.S. dollar and Canadian dollar term loans (collectively, the “Prior Term Loans”). The Prior Revolving Credit Facility provided for a borrowing capacity of $500.0 million and, in addition, provided for U.S. dollar and Canadian dollar term loans of $245.0 million and CAD $125.0 million, respectively. Further, up to $125.0 million of the Prior Revolving Credit Facility could be used for borrowings in certain foreign currencies. The Prior Credit Facility also contained an accordion feature that allowed for an increase in the total available borrowings to $1.25 billion, subject to terms and conditions. In addition, the Canadian dollar term loan was re-designated as a net investment hedge (see Note 8, “Derivative and Hedging Instruments” for further information).
The Prior Revolving Credit Facility had a maturity date of January 14, 2020, and included two six-month extension options. The Prior Term Loans had a maturity date of January 14, 2021.
Borrowings under the Prior Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership's option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The applicable percentage for borrowings varied based on the Consolidated Leverage Ratio, as defined in the credit agreement for the Prior Credit Facility, and ranged from 1.80% to 2.40% per annum for LIBOR based borrowings and 0.80% to 1.40% per annum for borrowings at the Base Rate. In addition, the Operating Partnership paid an unused facility fee to the lenders equal to 0.25% or 0.30% per annum, which was determined by usage under the Prior Revolving Credit Facility.
The Prior Term Loans bore interest as follows: the U.S. dollar term loan bore interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate (the applicable percentage varied based on the Consolidated Leverage Ratio, as defined in the credit agreement for the Prior Credit Facility, and ranged from 1.75% to 2.35% per annum for LIBOR based borrowings and 0.75% to 1.35% per annum for borrowings at the Base Rate); and the Canadian dollar term loan bore interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offer Rate (“CDOR”) plus 1.75% to 2.35% depending on the Consolidated Leverage Ratio.
Effective on August 17, 2017, the Borrowers, Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the Prior Credit Facility. The Company recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Facility during the three and nine months ended September 30, 2017.
The Credit Facility includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans and a CAD $125 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of August 17, 2021, and includes two six-month extension options. $200 million of the U.S. dollar Term Loans has a maturity date of August 17, 2020, and the other Term Loans have a maturity date of August 17, 2022.
As of September 30, 2017, there was $251.0 million outstanding under the Revolving Credit Facility and $749.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings (as defined in the credit agreement) and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of September 30, 2017, the interest rate on the Revolving Credit Facility was 2.47%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership's option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.90% to 1.90% per annum for LIBOR based borrowings and 0.00% to 0.90% per annum for borrowings at the Base Rate. The Canadian dollar term loan bears interest on the outstanding principal amount at a rate equal to CDOR plus an interest margin that will range from 0.90% to 1.90% depending on the Debt Ratings.
On June 10, 2015, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for CAD $90.0 million of its Canadian term loan at 1.59%. In addition, CAD $90.0 million of the Canadian dollar term loan was designated as a net investment hedge. On August 10, 2016, the Company entered into two interest rate swap agreements to fix the LIBOR portion of the interest rate for $245.0 million of its U.S. dollar Term Loan at 0.90% and one interest rate swap agreement to fix the CDOR portion on CAD $35.0 million of its Canadian dollar term loan at 0.93%. See Note 8, “Derivative and Hedging Instruments” for further information.
As a result of the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed eight interest rate swap agreements that fix the LIBOR portion of the interest rate for $600 million of the Company’s U.S. dollar Term Loans at a weighted average rate of 1.31%. See Note 8, “Derivative and Hedging Instruments” for further information.
The obligations of the Borrowers under the Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three and nine months ended September 30, 2017, the Company incurred interest expense of $24.6 million and $56.2 million, respectively, and $15.8 million and $49.1 million during the three and nine months ended September 30, 2016, respectively. Interest expense includes financing costs amortization of $1.6 million and $4.1 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had $15.4 million and $13.8 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2017 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
October 1, 2017 through December 31, 2017	$1,054	$—	$—	$—	$1,054
2018	4,304	—	—	—	4,304
2019	102,948	—	—	—	102,948
2020	4,598	—	200,000	—	204,598
2021	20,587	251,000	—	500,000	771,587
Thereafter	126,880	—	1,000,225	800,000	1,927,105
Total Debt	260,371	251,000	1,200,225	1,300,000	3,011,596
Premium, net	—	—	—	16,259	16,259
Deferred financing costs, net	(2,800)	—	(9,338)	(10,263)	(22,401)
Total Debt, Net	$257,571	$251,000	$1,190,887	$1,305,996	$3,005,454

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $3.5 million of losses, which are included in accumulated other comprehensive loss, as of September 30, 2017, are expected to be reclassified into earnings in the next 12 months. In 2016 the

Company terminated its interest rate cap, generating cash proceeds of $0.3 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2019.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$845,000	$245,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2017 and December 31, 2016 (dollars in thousands):

			Fair Value		Maturity Dates
Type	Designation	Count as of September 30, 2017	September 30, 2017	December 31, 2016		Balance Sheet Location
Assets:
Interest rate swap	Cash flow	12	$18,957	$8,083	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	827	3,157	2025	Accounts receivable, prepaid expenses and other assets, net
			$19,784	$11,240

Liabilities:
Interest rate swap	Cash flow	—	$—	$716	2020	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	100,225	93,000	2022	Term loans, net
			$100,225	$93,716

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2017 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Income Statement Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cash Flow Hedges:
Interest rate products	$4,372	$(40)	$4,462	$(2,019)	Interest expense
Net Investment Hedges:
Foreign currency products	(1,080)	102	(2,239)	(2,118)	N/A
CAD term loan	(3,938)	1,363	(7,225)	(5,863)	N/A

	$(646)	$1,425	$(5,002)	$(10,000)

	Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Income Statement Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cash Flow Hedges:
Interest rate products	$(535)	$(413)	$(1,404)	$(802)	Interest expense
Net Investment Hedges:
Foreign currency products	—	—	—	—	N/A
CAD term loan	—	—	—	—	N/A

	$(535)	$(413)	$(1,404)	$(802)

The Company determined that a portion of a cash flow hedge was ineffective and recognized $30,000 and $0.1 million of unrealized losses during the three and nine months ended September 30, 2017, respectively, related to its interest rate swaps to other income in the condensed consolidated statements of income. During the three and nine months ended September 30, 2016, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.4 million of unrealized gains related to its interest rate swaps to other income in the condensed consolidated statements of income.
Derivatives Not Designated as Hedging Instruments
During the three and nine months ended September 30, 2017, the Company recorded $0 and $8,000, respectively, of other expense related to a cross currency interest rate swap not designated as a hedging instrument. As of September 30, 2017 and December 31, 2016, the Company's derivatives were all designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,273	$—	$20,273	$—	$—	$20,273
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$11,240	$—	$11,240	$(716)	$—	$10,524
Offsetting Liabilities:
Derivatives	$716	$—	$716	$(716)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.
As of September 30, 2017, the Company had no derivatives with a fair value in a net liability position.

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
Loans receivable: These instruments are presented in the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. As such, the Company classifies these instruments as Level 3.
Preferred equity investments: These instruments are presented in the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3.
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying condensed consolidated balance sheets. The Company estimates the fair value of derivative instruments, including its interest rate swaps and cross currency swaps, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Senior Notes: These instruments are presented in the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2.
Secured indebtedness: These instruments are presented in the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3.

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2017			December 31, 2016
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$129,341	$97,478	$97,722	$53,484	$50,846	$51,914
Preferred equity investments	51,833	52,288	52,926	44,882	45,190	48,332
Financial liabilities:
Senior Notes	1,300,000	1,305,996	1,341,106	700,000	688,246	709,500
Secured indebtedness	260,371	257,571	248,041	163,638	160,752	150,091

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of September 30, 2017 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable	$97,722	$—	$—	$97,722
Preferred equity investments	52,926	—	—	52,926
Financial liabilities:
Senior Notes	1,341,106	—	1,341,106	—
Secured indebtedness	248,041	—	—	248,041
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
Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2017, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$18,957	$—	$18,957	$—
Cross currency swap	827	—	827	—
Financial liabilities:
Contingent consideration liability	266	—	266	—
The Company entered into contingent consideration arrangements as a result of three acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). During the nine months ended September 30, 2017, one earn-out arrangement expired and resulted in a $0 payout and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing communities to Senior Housing - Managed properties. In order to determine the fair value of the Company’s remaining contingent consideration arrangement, the Company used significant inputs not observable in the market to estimate the contingent consideration. The Company used financial information provided by the facility to estimate the possible payout. As of September 30, 2017, the total contingent consideration liability had an estimated value of $0.3 million.
The following reconciliation provides the details of activity for contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2016	$818
Decrease in contingent consideration liability	(552)
Balance as of September 30, 2017	$266
During the three and nine months ended September 30, 2017, the Company recorded an increase of $0.3 million and a decrease of $0.6 million, respectively, to the contingent consideration liability. These amounts are included in other income on the accompanying condensed consolidated statements of income.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At September 30, 2017, there were no dividends in arrears.
The Series A Preferred Stock does not have a stated maturity date, but the Company may redeem the Series A Preferred Stock on or after March 21, 2018, for $25.00 per share, plus any accrued and unpaid dividends. The Company may redeem the Series A Preferred Stock prior to March 21, 2018, in limited circumstances to preserve its status as a REIT or pursuant to a specified change of control. Upon the occurrence of a specified change of control (which did not include the CCP Merger), each holder of Series A Preferred Stock will have the right to convert some or all of the shares of Series A Preferred Stock held by such holder into a number of shares of the Company’s common stock equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 1.7864 shares of common stock per share of Series A Preferred Stock (subject to certain adjustments).
Common Stock
As a result of the CCP Merger completed on August 17, 2017, the Company issued approximately 94.0 million shares of its common stock in exchange for shares of CCP common stock and shares underlying share-based awards assumed by the Company outstanding as of the effective time of the CCP Merger.
On September 28, 2017, the Company completed an underwritten public offering of 16.0 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $322.6 million from the offering, after giving effect to the issuance and sale of all 16.0 million shares of common stock, at a price of $21.00 per share. These proceeds were used to repay borrowings outstanding under the Revolving Credit Facility.
The underwriters exercised their option to purchase additional shares, and on October 2, 2017, the Company issued an additional 2.4 million newly issued shares of its common stock pursuant to an effective registration statement at a price of $21.00 per share, resulting in additional net proceeds, before expenses, of $48.4 million.
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2017:

Declaration Date	Record Date	Amount Per Share		Dividend Payable Date
February 3, 2017	February 15, 2017	$0.42		February 28, 2017
May 8, 2017	May 18, 2017	$0.43		May 31, 2017
August 2, 2017	August 16, 2017	$0.3598913	(1)	August 18, 2017

(1) Represents the previous full quarter dividend of $0.43 per share, prorated based on the time from the prior dividend payable date of May 31, 2017 through August 16, 2017.
During the nine months ended September 30, 2017, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings and in connection with amounts payable under the Company's 2016 Bonus Plan pursuant to an election by certain participants to receive their bonus in the form of an equity award.
Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2017, the Company incurred $2.8 million in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation loss	$(2,515)	$(3,067)
Unrealized gains on cash flow hedges	6,751	1,269

Total accumulated other comprehensive income (loss)	$4,236	$(1,798)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income attributable to common stockholders	$12,534	$22,776	$46,756	$39,419

Denominator
Basic weighted average common shares and common equivalents	112,149,638	65,312,288	81,150,846	65,285,591
Dilutive restricted stock units	268,462	279,140	278,198	184,998

Diluted weighted average common shares	112,418,100	65,591,428	81,429,044	65,470,589

Net income attributable to common stockholders, per:

Basic common share	$0.11	$0.35	$0.58	$0.60

Diluted common share	$0.11	$0.35	$0.57	$0.60

During the three and nine months ended September 30, 2017, approximately 6,800 and 23,100 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and nine months ended September 30, 2016, approximately 1,200 and 15,600 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were considered anti-dilutive during the three and nine months ended September 30, 2017 and no stock options were outstanding during three and nine months ended September 30, 2016.

12.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the 2021 Notes and the 2023 Notes by the Issuers, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the 2021 Notes and the 2023 Notes, subject to release under certain customary circumstances as described below. In connection with the assumption of the 2026 Notes as a result of the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company has fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
A Guarantor will be automatically and unconditionally released from its obligations under the guarantees with respect to the 2021 Notes and the 2023 Notes in the event of:

•	Any sale of the subsidiary Guarantor or of all or substantially all of its assets;

•	A merger or consolidation of a subsidiary Guarantor with an issuer of the 2021 Notes or the 2023 Notes or another Guarantor, provided that the surviving entity remains a Guarantor;

•	A subsidiary Guarantor is declared “unrestricted” for covenant purposes under the indentures governing the 2021 Notes or the 2023 Notes;

•	The requirements for legal defeasance or covenant defeasance or to discharge the indentures governing the 2021 Notes or the 2023 Notes have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the indentures governing the 2021 Notes or the 2023 Notes, of a subsidiary Guarantor; or

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty.
The Company will be automatically and unconditionally released from its obligations under the guarantees with respect to the 2026 Notes in the event of:

•	A liquidation or dissolution, to the extent permitted under the indenture governing the 2026 Notes;

•	A merger or consolidation, provided that the surviving entity remains a Guarantor; or

•	The requirements for legal defeasance or covenant defeasance or to discharge the indenture governing the 2026 Notes have been satisfied.
Pursuant to Rule 3-10 of Regulation S-X, the following summarized condensed consolidating information is provided for the Company (the “Parent Company”), the Issuers, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the 2021 Notes and the 2023 Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Issuers, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Issuers, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra's proportionate share of each subsidiary's net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the condensed consolidating statement of cash flows.
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Issuers, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$174	$—	$—	$1,832,335	$4,140,276	$—	$5,972,785
Loans receivable and other investments, net	(140)	—	—	89,911	59,995	—	149,766
Cash and cash equivalents	25,214	—	—	1,014	4,645	—	30,873
Restricted cash	—	—	—	2,038	10,451	—	12,489
Lease intangible assets, net	—	—	—	22,801	240,016	—	262,817
Accounts receivable, prepaid expenses and other assets, net	2,219	30,483	—	87,304	43,771	(4,200)	159,577
Intercompany	2,618,618	2,339,272	—	—	—	(4,957,890)	—
Investment in subsidiaries	744,470	1,040,196	—	12,833	—	(1,797,499)	—
Total assets	$3,390,555	$3,409,951	$—	$2,048,236	$4,499,154	$(6,759,589)	$6,588,307

Liabilities
Secured debt, net	$—	$—	$—	$—	$257,571	$—	$257,571
Revolving credit facility	—	251,000	—	—	—	—	251,000
Term loans, net	—	1,091,939	—	98,948	—	—	1,190,887
Senior unsecured notes, net	—	1,305,996	—	—	—	—	1,305,996
Accounts payable and accrued liabilities	21,452	16,546	—	7,230	75,118	(4,200)	116,146
Lease intangible liabilities, net	—	—	—	—	94,878	—	94,878
Intercompany	—	—	—	941,667	4,016,223	(4,957,890)	—
Total liabilities	21,452	2,665,481	—	1,047,845	4,443,790	(4,962,090)	3,216,478

Total Sabra Health Care REIT, Inc. stockholders' equity	3,369,103	744,470	—	1,000,391	52,638	(1,797,499)	3,369,103
Noncontrolling interests	—	—	—	—	2,726	—	2,726
Total equity	3,369,103	744,470	—	1,000,391	55,364	(1,797,499)	3,371,829
Total liabilities and equity	$3,390,555	$3,409,951	$—	$2,048,236	$4,499,154	$(6,759,589)	$6,588,307

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$150	$—	$—	$1,860,850	$148,939	$—	$2,009,939
Loans receivable and other investments, net	(410)	—	—	96,446	—	—	96,036
Cash and cash equivalents	18,168	—	—	2,675	4,820	—	25,663
Restricted cash	—	—	—	57	8,945	—	9,002
Lease intangible assets, net	—	—	—	25,489	761	—	26,250
Accounts receivable, prepaid expenses and other assets, net	2,859	18,023	—	70,812	9,244	(1,909)	99,029
Intercompany	368,281	687,493	—	—	25,125	(1,080,899)	—
Investment in subsidiaries	640,238	907,136	—	12,364	—	(1,559,738)	—
Total assets	$1,029,286	$1,612,652	$—	$2,068,693	$197,834	$(2,642,546)	$2,265,919

Liabilities
Secured debt, net	$—	$—	$—	$—	$160,752	$—	$160,752
Revolving credit facility	—	26,000	—	—	—	—	26,000
Term loans, net	—	243,626	—	92,047	—	—	335,673
Senior unsecured notes, net	—	688,246	—	—	—	—	688,246
Accounts payable and accrued liabilities	13,712	14,542	—	11,606	1,688	(1,909)	39,639
Intercompany	—	—	—	1,080,899	—	(1,080,899)	—
Total liabilities	13,712	972,414	—	1,184,552	162,440	(1,082,808)	1,250,310

Total Sabra Health Care REIT, Inc. stockholders' equity	1,015,574	640,238	—	884,141	35,359	(1,559,738)	1,015,574
Noncontrolling interests	—	—	—	—	35	—	35
Total equity	1,015,574	640,238	—	884,141	35,394	(1,559,738)	1,015,609
Total liabilities and equity	$1,029,286	$1,612,652	$—	$2,068,693	$197,834	$(2,642,546)	$2,265,919

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$54,640	$48,692	$(3,187)	$100,145
Interest and other income	8	47	—	1,991	2,091	(47)	4,090
Resident fees and services	—	—	—	—	7,554	—	7,554
Total revenues	8	47	—	56,631	58,337	(3,234)	111,789
Expenses:
Depreciation and amortization	217	—	—	15,500	10,216	—	25,933
Interest	—	21,765	—	792	2,011	—	24,568
Operating expenses	—	—	—	—	8,289	(3,187)	5,102
General and administrative	10,058	16	—	1,671	1,199	—	12,944
Merger and acquisition costs	23,287	—	—	12	—	—	23,299
Provision for doubtful accounts and loan losses	533	—	—	4,616	—	—	5,149
Total expenses	34,095	21,781	—	22,591	21,715	(3,187)	96,995
Other income (expense):
Loss on extinguishment of debt	—	(422)	—	(131)	—	—	(553)
Other income (expense)	349	688	—	(986)	—	—	51
Net gain (loss) on sales of real estate	—	—	—	614	(32)	—	582
Total other income (expense)	349	266	—	(503)	(32)	—	80

Income in subsidiary	49,145	70,613	—	1,808	—	(121,566)	—
Income before income tax expense	15,407	49,145	—	35,345	36,590	(121,613)	14,874
Income tax benefit (expense)	(265)	—	—	482	(22)	—	195
Net income	15,142	49,145	—	35,827	36,568	(121,613)	15,069
Net income attributable to noncontrolling interests	—	—	—	—	26	—	26
Net income attributable to Sabra Health Care REIT, Inc.	15,142	49,145	—	35,827	36,594	(121,613)	15,095
Preferred stock dividends	(2,561)	—	—	—	—	—	(2,561)
Net income attributable to common stockholders	$12,581	$49,145	$—	$35,827	$36,594	$(121,613)	$12,534

Net loss attributable to common stockholders, per:
Basic common share							$0.11
Diluted common share							$0.11
Weighted-average number of common shares outstanding, basic							112,149,638
Weighted-average number of common shares outstanding, diluted							112,418,100

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$52,233	$5,187	$(587)	$56,833
Interest and other income	1	—	—	3,156	68	(68)	3,157
Resident fees and services	—	—	—	—	1,937	—	1,937
Total revenues	1	—	—	55,389	7,192	(655)	61,927
Expenses:
Depreciation and amortization	211	—	—	15,320	1,571	—	17,102
Interest	—	13,215	—	878	1,701	—	15,794
Operating expenses	—	—	—	—	1,991	(587)	1,404
General and administrative	4,527	21	—	375	43	—	4,966
Merger and acquisition costs	(105)	—	—	1,156	—	—	1,051
Provision for doubtful accounts and loan losses	566	—	—	(26)	—	—	540
Total expenses	5,199	13,236	—	17,703	5,306	(587)	40,857
Other income (expense):
Other income (expense)	2,636	400	—	(91)	—	—	2,945
Net gain on sales of real estate	—	—	—	1,451	—	—	1,451
Total other income (expense)	2,636	400	—	1,360	—	—	4,396

Income in subsidiary	28,073	40,909		1,711	—	(70,693)	—
Income before income tax expense	25,511	28,073	—	40,757	1,886	(70,761)	25,466
Income tax expense	(106)	—	—	(27)	(21)	—	(154)
Net income	25,405	28,073	—	40,730	1,865	(70,761)	25,312
Net loss attributable to noncontrolling interests	—	—	—	—	25	—	25
Net income attributable to Sabra Health Care REIT, Inc.	25,405	28,073	—	40,730	1,890	(70,761)	25,337
Preferred stock dividends	(2,561)	—	—	—	—	—	(2,561)
Net income attributable to common stockholders	$22,844	$28,073	$—	$40,730	$1,890	$(70,761)	$22,776

Net loss attributable to common stockholders, per:
Basic common share							$0.35
Diluted common share							$0.35
Weighted-average number of common shares outstanding, basic							65,312,288
Weighted-average number of common shares outstanding, diluted							65,591,428

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)		Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$160,121		$58,316	$(5,164)	$213,273
Interest and other income	21	47	—	6,014		2,045	(65)	8,062
Resident fees and services	—	—	—	—		17,840	—	17,840
Total revenues	21	47	—	166,135		78,201	(5,229)	239,175
Expenses:
Depreciation and amortization	649	—	—	47,882		13,759	—	62,290
Interest	—	48,689	—	2,237		5,292	—	56,218
Operating expenses	—	—	—	—		17,111	(5,182)	11,929
General and administrative	19,380	47	—	3,429		1,303	—	24,159
Merger and acquisition costs	29,703	—	—	47		—	—	29,750
Provision for doubtful accounts and loan losses	615	—	—	6,839		—	—	7,454
Total expenses	50,347	48,736	—	60,434		37,465	(5,182)	191,800
Other income (expense):
Loss on extinguishment of debt	—	(422)	—	(131)		—	—	(553)
Other income (expense)	2,634	707	—	(220)		—	—	3,121
Net gain (loss) on sale of real estate	—	—	—	4,640		(26)	—	4,614
Total other income (expense)	2,634	285	—	4,289		(26)	—	7,182

Income in subsidiary	102,474	150,879	—	5,372		—	(258,725)	—
Income before income tax expense	54,782	102,475	—	115,362		40,710	(258,772)	54,557
Income tax expense	(297)	(1)	—	255		(118)	—	(161)
Net income	54,485	102,474	—	115,617		40,592	(258,772)	54,396
Net loss attributable to noncontrolling interests	—	—	—	—		42	—	42
Net income attributable to Sabra Health Care REIT, Inc.	54,485	102,474	—	115,617		40,634	(258,772)	54,438
Preferred stock dividends	(7,682)	—	—	—		—	—	(7,682)
Net income attributable to common stockholders	$46,803	$102,474	$—	$115,617	—	$40,634	$(258,772)	$46,756

Net loss attributable to common stockholders, per:
Basic common share								$0.58
Diluted common share								$0.57
Weighted-average number of common shares outstanding, basic								81,150,846
Weighted-average number of common shares outstanding, diluted								81,429,044

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2016
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$153,658	$15,533	$(1,749)	$167,442
Interest and other income	3	—	—	25,490	196	(207)	25,482
Resident fees and services	—	—	—	—	5,811	—	5,811
Total revenues	3	—	—	179,148	21,540	(1,956)	198,735
Expenses:
Depreciation and amortization	595	—	—	45,955	4,723	—	51,273
Interest	—	41,238	—	2,772	5,129	—	49,139
Operating expenses	—	—	—	—	6,016	(1,760)	4,256
General and administrative	12,440	42	—	902	129	—	13,513
Merger and acquisition costs	50	—	—	1,171	1	—	1,222
Provision for doubtful accounts and loan losses	(89)	—	—	3,375	—	—	3,286
Impairment of real estate	—	—	—	29,811	—	—	29,811
Total expenses	12,996	41,280	—	83,986	15,998	(1,760)	152,500
Other income (expense):
Loss on extinguishment of debt	—	(468)	—	(88)	—	—	(556)
Other income (expense)	4,732	916	—	(230)	(73)	—	5,345
Net gain on sales of real estate	—	—	—	(3,203)	—	—	(3,203)
Total other income (expense)	4,732	448	—	(3,521)	(73)	—	1,586

Income in subsidiary	55,783	96,616	—	5,081	—	(157,480)	—
Income before income tax expense	47,522	55,784	—	96,722	5,469	(157,676)	47,821
Income tax expense	(225)	(1)	—	(512)	(48)	—	(786)
Net income	47,297	55,783	—	96,210	5,421	(157,676)	47,035
Net loss attributable to noncontrolling interests	—	—	—	—	66	—	66
Net income attributable to Sabra Health Care REIT, Inc.	47,297	55,783	—	96,210	5,487	(157,676)	47,101
Preferred stock dividends	(7,682)	—	—	—	—	—	(7,682)
Net income attributable to common stockholders	$39,615	$55,783	$—	$96,210	$5,487	$(157,676)	$39,419

Net loss attributable to common stockholders, per:
Basic common share							$0.60
Diluted common share							$0.60
Weighted-average number of common shares outstanding, basic							65,285,591
Weighted-average number of common shares outstanding, diluted							65,470,589

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$15,142	$49,145	$—	$35,827	$36,568	$(121,613)	$15,069
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	(1,352)	—	1,335	429	—	412
Unrealized gain (loss) on cash flow hedges(7)	—	4,964	—	(307)	—	—	4,657
Total other comprehensive income (loss)	—	3,612	—	1,028	429	—	5,069
Comprehensive income	15,142	52,757	—	36,855	36,997	(121,613)	20,138
Comprehensive income attributable to noncontrolling interest	—	—	—	—	26	—	26
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$15,142	$52,757	$—	$36,855	$37,023	$(121,613)	$20,164

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

(7)	Amounts are net of provision for income taxes of $0.4 million for the three months ended September 30, 2017.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2016
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$25,405	$28,073	$—	$40,730	$1,865	$(70,761)	$25,312
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	153	—	(512)	(141)	—	(500)
Unrealized gain on cash flow hedges	—	398	—	—	—	—	398
Total other comprehensive income (loss)	—	551	—	(512)	(141)	—	(102)
Comprehensive income	25,405	28,624	—	40,218	1,724	(70,761)	25,210
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	25	—	25
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$25,405	$28,624	$—	$40,218	$1,749	$(70,761)	$25,235

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$54,485	$102,474	$—	$115,617	$40,592	$(258,772)	$54,396
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	(2,718)	—	2,466	804	—	552
Unrealized gain (loss) on cash flow hedges(7)	—	5,977	—	(495)	—	—	5,482
Total other comprehensive income (loss)	—	3,259	—	1,971	804	—	6,034
Comprehensive income	54,485	105,733	—	117,588	41,396	(258,772)	60,430
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	42	—	42
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$54,485	$105,733	$—	$117,588	$41,438	$(258,772)	$60,472

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

(7)	Amounts are net of provision for income taxes of $0.6 million for the nine months ended September 30, 2017.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$47,297	$55,783	$—	$96,210	$5,421	$(157,676)	$47,035
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	(2,204)	—	1,144	311	—	(749)
Unrealized loss on cash flow hedges	—	(1,300)	—	—	—	—	(1,300)
Total other comprehensive income (loss)	—	(3,504)	—	1,144	311	—	(2,049)
Comprehensive income	47,297	52,279	—	97,354	5,732	(157,676)	44,986
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	66	—	66
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$47,297	$52,279	$—	$97,354	$5,798	$(157,676)	$45,052

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$40,567	$—	$—	$4,122	$5,082	$—	$49,771
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(393,064)	—	—	(393,064)
Cash received in CCP Merger	77,858	—	—	—	—	—	77,858
Origination and fundings of loans receivable	—	—	—	(1,488)	(4,154)	—	(5,642)
Origination and fundings of preferred equity investments	—	—	—	(2,713)	—	—	(2,713)
Additions to real estate	(22)	—	—	(2,847)	(364)	—	(3,233)
Repayment of loans receivable	—	—	—	2,221	6,489	—	8,710
Repayments of preferred equity investments	—	—	—	3,239	—	—	3,239
Net proceeds from the sales of real estate	—	—	—	11,328	395	—	11,723
Distribution from subsidiaries	2,474	2,474	—	—	—	(4,948)	—
Intercompany financing	(346,044)	(374,728)	—	—	—	720,772	—
Net cash provided by (used in) investing activities	(265,734)	(372,254)	—	(383,324)	2,366	715,824	(303,122)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(137,000)	—	—	—	—	(137,000)
Proceeds from term loans	—	181,000	—	—	—	—	181,000
Principal payments on secured debt	—	—	—	—	(3,094)	—	(3,094)
Payments of deferred financing costs	—	(15,316)	—	—	—	—	(15,316)
Issuance of common stock, net	319,026	—	—	—	—	—	319,026
Dividends paid on common and preferred stock	(86,813)	—	—	—	—	—	(86,813)
Distribution to parent	—	(2,474)	—	—	(2,474)	4,948	—
Intercompany financing	—	346,044	—	377,458	(2,730)	(720,772)	—
Net cash provided by (used in) financing activities	232,213	372,254	—	377,458	(8,298)	(715,824)	257,803
Net increase (decrease) in cash and cash equivalents	7,046	—	—	(1,744)	(850)	—	4,452
Effect of foreign currency translation on cash and cash equivalents	—	—	—	83	675	—	758
Cash and cash equivalents, beginning of period	18,168	—	—	2,675	4,820	—	25,663
Cash and cash equivalents, end of period	$25,214	$—	$—	$1,014	$4,645	$—	$30,873

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by (used in) operating activities	$113,886	$—	$—	$10,683	$9,247	$—	$133,816
Cash flows from investing activities:
Acquisitions of real estate	—	—	—	(109,619)	—	—	(109,619)
Origination and fundings of loans receivable	—	—	—	(9,478)	—	—	(9,478)
Origination and fundings of preferred equity investments	—	—	—	(6,845)	—	—	(6,845)
Additions to real estate	(124)	—	—	(400)	(377)	—	(901)
Repayment of loans receivable	—	—	—	214,947	—	—	214,947
Investment in subsidiaries	(200)	(200)	—	—	—	400	—
Net proceeds from the sale of real estate	—	—	—	85,449	—	—	85,449
Distribution from subsidiaries	6,404	6,404	—	—	—	(12,808)	—
Intercompany financing	(17,684)	197,638	—	—	—	(179,954)	—
Net cash provided by (used in) investing activities	(11,604)	203,842	—	174,054	(377)	(192,362)	173,553
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(255,000)	—	—	—	—	(255,000)
Proceeds from term loans	—	45,000	—	24,360	—	—	69,360
Principal payments on secured debt	—	—	—	(10,766)	(2,990)	—	(13,756)
Payments of deferred financing costs	—	(5,322)	—	(611)	—	—	(5,933)
Issuance of common stock, net	(1,289)	—	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(89,283)	—	—	—	—	—	(89,283)
Contribution from parent	—	200	—	—	200	(400)	—
Distribution to parent	—	(6,404)	—	—	(6,404)	12,808	—
Intercompany financing	—	17,684	—	(197,638)	—	179,954	—
Net cash provided by (used in) financing activities	(90,572)	(203,842)	—	(184,655)	(9,194)	192,362	(295,901)
Net increase (decrease) in cash and cash equivalents	11,710	—	—	82	(324)	—	11,468
Effect of foreign currency translation on cash and cash equivalents	—	—	—	756	16	—	772
Cash and cash equivalents, beginning of period	2,548	—	—	1,008	3,878	—	7,434
Cash and cash equivalents, end of period	$14,258	$—	$—	$1,846	$3,570	$—	$19,674

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

13.    PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and nine months ended September 30, 2017 and 2016 to give effect to the CCP Merger completed during the nine months ended September 30, 2017 and the acquisition of one skilled nursing/transitional care facility and three senior housing communities during the nine months ended September 30, 2016. The following unaudited pro forma information has been prepared to give effect to the acquisitions completed during the three and nine months ended September 30, 2017 and 2016 as if these acquisitions occurred on January 1, 2016 and 2015, respectively. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2016 and 2015, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Revenues	$162,128	$158,245	$480,287	$491,049
Net income attributable to common stockholders	37,823	78,483	209,674	177,067

Net income attributable to common stockholders, per:
Basic common share	$0.24	$0.49	$1.31	$1.11
Diluted common share	$0.24	$0.49	$1.31	$1.11

Weighted-average number of common shares outstanding, basic	160,189,442	159,347,649	159,685,873	159,320,952
Weighted-average number of common shares outstanding, diluted	160,457,904	159,626,789	159,964,071	159,505,950
Merger and acquisition costs of $29.7 million related to the CCP Merger completed during the nine months ended September 30, 2017 are reflected above as if they were incurred on January 1, 2016.

14.    COMMITMENTS AND CONTINGENCIES

Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2017, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company's results of operations, financial condition or cash flows.
In addition, subsequent to its entry into the Merger Agreement, the Company, the Operating Partnership and Merger Sub were named, in addition to CCP and each member of CCP’s board of directors (collectively, “CCP Defendants”), in two putative class action lawsuits (Loeb v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00866-UNA (D. Del. June 30, 2017), and Klein v. Care Capital Properties, Inc., et al., Case No 1:99-mc-09999 (D. Del. July 10, 2017)) filed in the United States District Court for the District of Delaware. Four other related actions have been filed against only the CCP Defendants, three in the U.S. District Court for the District of Delaware (Gordon v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00859-LPS; Vineyard v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00878-LPS; and Parrish v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-00909-LPS) and one in the U.S. District Court for the Northern District of Illinois (Douglas v. Care Capital Properties, Inc., et al., Case No. 1:17-cv-04942). The lawsuits all sought to recover under federal securities laws on the basis that the joint proxy statement/prospectus included in the registration statement filed by the

Company with the SEC purportedly omitted to disclose information necessary to make the statements therein not materially false or misleading. The lawsuits sought, among other things, an injunction of the CCP Merger; dissemination of a revised registration statement; declarations that the registration statement violated federal securities laws; damages, including rescissory damages; and an award of costs and attorneys’ fees. On July 25, 2017, the five actions filed in the United States District Court for the District of Delaware were consolidated under the lead-case caption In re Care Capital Properties, Inc. Shareholder Litigation, Civil Action No. 1:17-cv-00859-LPS. During the three months ended September 30, 2017, the lawsuits were dismissed without prejudice by the plaintiffs. The Company expects that any award of attorneys’ fees payable by the Company to the plaintiffs will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15.    SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Dividend Declaration
On November 1, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.5201087 per share of common stock, which consists of (i) a full quarter dividend of $0.45 per share and (ii) $0.0701087 per share, which is the difference between the prorated dividend paid on August 18, 2017 and the Company's previous full quarter dividend of $0.43 per share. The dividend will be paid on November 30, 2017 to common stockholders of record as of the close of business on November 15, 2017.
On November 1, 2017, the Company also announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 30, 2017 to preferred stockholders of record as of the close of business on November 15, 2017.
Common Stock Issuance
On October 2, 2017, in connection with the exercise by the underwriters of their option to purchase additional shares, the Company issued 2.4 million newly issued shares of its common stock pursuant to an effective registration statement, at a price of $21.00 per share, resulting in net proceeds, before expenses, of $48.4 million. See Note 10, “Equity.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2016 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Our investment portfolio is comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; and preferred equity investments.
Following the completion of our merger with Care Capital Properties, Inc., we expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate. We may also achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and other tenants. We have entered into memoranda of understanding with Genesis to market for sale 35 skilled nursing facilities (the “MOU Disposition Facilities”). As of September 30, 2017, we completed the sale of two of the MOU Disposition Facilities, and subsequent to September 30, 2017, we completed the sale of two additional MOU Disposition Facilities. We have also entered into a definitive agreement to sell an additional 20 MOU Disposition Facilities, which we expect to be completed in the fourth quarter of 2017. We expect the remaining MOU Disposition Facilities to be sold by the end of the first quarter of 2018, though there can be no assurance that the sales will be completed in that timeframe, if at all. We have also begun the process of marketing for sale up to all of the remaining 43 facilities leased to Genesis, with sales expected to occur in 2018. We believe that a significant reduction in our facilities leased to Genesis will ultimately improve our portfolio by reducing our exposure from the remaining skilled nursing operator in our portfolio that does not fit our preferred profile to an immaterial level.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care communities in the United States and Canada and through the acquisition of skilled nursing/transitional care and behavioral health facilities in the United States. We have and expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed properties, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of our investment portfolio by selectively disposing of underperforming facilities or working with new or existing operators to transfer underperforming, but promising properties to new operators.
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
Care Capital Properties, Inc. Merger
On May 7, 2017, Sabra, the Operating Partnership, PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Care Capital Properties, Inc., a Delaware corporation (“CCP”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly-owned subsidiary of CCP, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on August 17, 2017, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into the Company, with the Company continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.
Pursuant to the Merger Agreement, as of the effective time of the CCP Merger, each share of CCP common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the CCP Merger (other than shares of CCP common stock owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, par value $0.01 per share, plus cash in lieu of any fractional shares.
The acquisition of CCP has been reflected in our consolidated financial statements since the effective date of the CCP
Merger.
On September 7, 2017, Sabra announced its strategy to reposition the CCP portfolio, which includes a combination of lease modifications (including up to $33.5 million of reduction in rents), working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities.
See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the CCP Merger.

Acquisitions
During the nine months ended September 30, 2017, we invested $393.1 million for the acquisition of 21 skilled nursing/transitional care facilities located in two states and one senior housing community located in Texas. See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
In connection with the acquisition of the 21 skilled nursing/transitional care facilities, we entered into a definitive agreement to acquire two additional skilled nursing/transitional care facilities from the seller for a purchase price of $42.8 million; the acquisition is expected to occur by December 31, 2017 and is subject to customary conditions.
Dispositions
During the nine months ended September 30, 2017, we completed the sale of four skilled nursing/transitional care facilities for aggregate consideration of $11.7 million. The net carrying value of the assets and liabilities of these facilities was $7.1 million, which resulted in an aggregate $4.6 million gain on sale.
Senior Housing - Managed Properties
During the nine months ended September 30, 2017, we terminated the lease of nine senior housing real estate investments in Canada and concurrently entered into a management agreement with Sienna Senior Living (“Sienna”), whereby we own the operations, through a wholly-owned foreign taxable REIT subsidiary, of the communities and the communities are operated by Sienna.
Credit Facility
Effective on August 17, 2017, we and certain of our subsidiaries entered into the Credit Facility (as defined below). See “—Liquidity and Capital Resources—Loan Agreements—Credit Facility.”
Enlivant Joint Ventures
On September 15, 2017, we entered into a definitive agreement with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, to acquire a 49% equity interest in entities that collectively own 183 senior housing communities managed by Enlivant (the “Enlivant Joint Ventures”). We will pay $371.0 million for the 49% minority interest, which implies an aggregate portfolio value for the Enlivant Joint Ventures of $1.62 billion, inclusive of the outstanding indebtedness of $863 million for the portfolio. The joint venture agreements include an option for us to acquire the remaining majority interest in the Enlivant Joint Ventures during the first three years after the closing date and a right of first offer if TPG desires to sell its 51% interest. In addition, Sabra will have the right to designate three directors on the seven member boards of directors of the Enlivant Joint Ventures and will have other customary minority rights. The acquisition of the 49% equity interest in the Enlivant Joint Ventures, which is subject to customary closing conditions including regulatory approvals and lender consents, is expected to close by December 31, 2017.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in our 2016 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2017.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.

Results of Operations
As of September 30, 2017, our investment portfolio included 530 real estate properties held for investment, one asset held for sale, one investment in a direct financing lease, 24 investments in loans receivable, 13 preferred equity investments and one investment in a specialty valuation firm. As of September 30, 2016, our investment portfolio included 182 real estate properties held for investment, 11 investments in loans receivable and 11 preferred equity investments. The increase in our investment portfolio during the three and nine months ended September 30, 2017 is primarily due to the CCP Merger completed in August 2017. In general, we expect that our income and expenses related to our portfolio will increase in future periods in comparison to the corresponding prior periods as a result of owning acquired investments for an entire period, the anticipated future acquisition of additional investments and completion of the CCP Merger. The results of operations presented are not directly comparable due to ongoing acquisition activity.
Comparison of results of operations for the three months ended September 30, 2017 versus the three months ended September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$100,145	$56,833	$43,312	76%	$45,928	$(2,616)
Interest and other income	4,090	3,157	933	30%	1,240	(307)
Resident fees and services	7,554	1,937	5,617	290%	—	5,617
Expenses:
Depreciation and amortization	25,933	17,102	8,831	52%	9,114	(283)
Interest	24,568	15,794	8,774	56%	7,719	1,055
Operating expenses	5,102	1,404	3,698	263%	—	3,698
General and administrative	12,944	4,966	7,978	161%	5,171	2,807
Merger and acquisition costs	23,299	1,051	22,248	2,117%	22,248	—
Provision for doubtful accounts and loan losses	5,149	540	4,609	854%	—	4,609
Other income:
Loss on extinguishment of debt	(553)	—	(553)	NM	—	(553)
Other income	51	2,945	(2,894)	(98)%	—	(2,894)
Net gain on sales of real estate	582	1,451	(869)	(60)%	(869)	—

(1)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of the CCP Merger and investments/dispositions made after July 1, 2016.

(2)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 that is not a direct result of the CCP Merger and investments/dispositions made after July 1, 2016.

Rental Income
During the three months ended September 30, 2017, we recognized $100.1 million of rental income compared to $56.8 million for the three months ended September 30, 2016. The $43.3 million increase in rental income is primarily due to an increase of $43.1 million from properties acquired in the CCP Merger and an increase of $3.5 million from other properties acquired after July 1, 2016, partially offset by a decrease of $0.7 million from properties disposed of after July 1, 2016 and a decrease of $2.3 million due to the nine senior housing communities that were transitioned to Senior Housing - Managed properties during the nine months ended September 30, 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2017 and 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended September 30, 2017, we recognized $4.1 million of interest and other income compared to $3.2 million for the three months ended September 30, 2016. The increase of $0.9 million is due to an increase of $2.0 million primarily related to interest income from loan receivable investments, income from a direct finance lease and income from the specialty valuation firm acquired in the CCP Merger, partially offset by a $1.1 million decrease from investments that were disposed after July 1, 2016.
Resident Fees and Services
During the three months ended September 30, 2017, we recognized $7.6 million of resident fees and services compared to $1.9 million for the three months ended September 30, 2016. The increase of $5.6 million is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed properties in March and May 2017.
Depreciation and Amortization
During the three months ended September 30, 2017, we incurred $25.9 million of depreciation and amortization expense compared to $17.1 million for the three months ended September 30, 2016. The $8.8 million net increase in depreciation and amortization expense is primarily due to an increase of $8.6 million related to the properties acquired in the CCP Merger and an increase of $0.7 million from other properties acquired after July 1, 2016, partially offset by a decrease of $0.3 million from properties disposed of after July 1, 2016 and a $0.2 million decrease from fully depreciated assets.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2017, we incurred $24.6 million of interest expense compared to $15.8 million for the three months ended September 30, 2016. The $8.8 million net increase is primarily related to (i) a $3.7 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” for additional information), (ii) a $3.1 million increase in interest expense related to our U.S. term loans as a result of increasing U.S. term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $1.4 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (iv) a $0.5 million increase of non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the three months ended September 30, 2017, we recognized $5.1 million of operating expenses compared to $1.4 million for the three months ended September 30, 2016. The increase of $3.7 million is due to the nine senior housing communities that were transitioned to Senior Housing - Managed properties in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with asset management. During the three months ended September 30, 2017, general and administrative expenses were $12.9 million compared to $5.0 million during the three months ended September 30, 2016. The $8.0 million increase is primarily related to (i) $4.3 million of transition expenses for the CCP Merger primarily consisting of salaries and severance benefits, (ii) a $1.8 million increase in legal and professional fees primarily due to the management of the increased number of investments, (iii) $0.9 million in expenses incurred by our specialty valuation firm and (iv) a $0.7 million increase in payroll expenses related to the increased number of employees.
Merger and Acquisition Costs
During the three months ended September 30, 2017, we incurred $23.3 million of merger and acquisition costs compared to $1.1 million for the three months ended September 30, 2016. The increase of $22.2 million is due to costs related to the CCP Merger.
Provision for Doubtful Accounts and Loan Losses
During the three months ended September 30, 2017, we recognized $5.1 million in provision for doubtful accounts and loan losses. Of the $5.1 million provision, $2.9 million is due to an increase in loan loss reserves, $1.3 million is due to a reserve for other tenant-related receivables, $0.6 million is due to an increase in reserves on straight-line rental income and $0.3 million is due to an increase in reserves for cash rental income. During the three months ended September 30, 2016, we recognized $0.5 million in provision for doubtful accounts and loan losses, which is comprised of $0.5 million related to an increase in general reserves on straight-line rental income and $0.3 million related to an increase in loan loss reserves, partially offset by a $0.3 million recovery on previously reserved cash rents.

Loss on Extinguishment of Debt
We recognized a $0.6 million loss on extinguishment of debt during the three months ended September 30, 2017 related to write-offs of deferred financing costs in connection with amending the Prior Credit Facility. We did not recognize any loss on extinguishment of debt during the three months ended September 30, 2016.
Other Income
During the three months ended September 30, 2017, we recognized $0.1 million of other income. The $0.1 million of other income is comprised of $0.4 million related to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (of which one was owned as of September 30, 2017), partially offset by $0.3 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property. During the three months ended September 30, 2016, we recognized $2.9 million of other income, of which $2.6 million related to lease termination payments related to the same memorandum of understanding with Genesis and $0.4 million related to an ineffectiveness gain related to our LIBOR interest rate swaps. These amounts were partially offset by $0.1 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio of real estate properties.
Net Gain on Sales of Real Estate
During the three months ended September 30, 2017, we recognized an aggregate net gain on the sale of real estate of $0.6 million related to the disposition of three skilled nursing/transitional care facilities. During the three months ended September 30, 2016, we recognized a gain on the sale of real estate of $1.5 million related to the disposition of one skilled nursing/transitional care facility. See Note 5, “Dispositions” for additional information.
Comparison of results of operations for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$213,273	$167,442	$45,831	27%	$51,922	$(6,091)
Interest and other income	8,062	25,482	(17,420)	(68)%	(16,934)	(486)
Resident fees and services	17,840	5,811	12,029	207%	—	12,029
Expenses:
Depreciation and amortization	62,290	51,273	11,017	21%	9,653	1,364
Interest	56,218	49,139	7,079	14%	7,719	(640)
Operating expenses	11,929	4,256	7,673	180%	—	7,673
General and administrative	24,159	13,513	10,646	79%	5,171	5,475
Merger and acquisition costs	29,750	1,222	28,528	2,335%	28,528	—
Provision for doubtful accounts and loan losses	7,454	3,286	4,168	127%	—	4,168
Impairment of real estate	—	29,811	(29,811)	NM	(29,811)	—
Other (expense) income:
Loss on extinguishment of debt	(553)	(556)	(3)	NM	—	(3)
Other income	3,121	5,345	(2,224)	(42)%	—	(2,224)
Net gain (loss) on sale of real estate	4,614	(3,203)	7,817	NM	7,817	—

(1)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of the CCP Merger and investments/dispositions made after January 1, 2016.

(2)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 that is not a direct result of the CCP Merger and investments/dispositions made after January 1, 2016.

Rental Income
During the nine months ended September 30, 2017, we recognized $213.3 million of rental income compared to $167.4 million for the nine months ended September 30, 2016. The $45.8 million increase in rental income is primarily due to an increase of $43.1 million from properties acquired in the CCP Merger and an increase of $10.9 million from other properties acquired after January 1, 2016, partially offset by a decrease of $2.1 million from properties disposed of after January 1, 2016 and a decrease of $5.4 million due to the nine senior housing communities that were transitioned to Senior Housing - Managed properties during the nine months ended September 30, 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2017 or 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income from our direct finance lease. During the nine months ended September 30, 2017, we recognized $8.1 million of interest and other income compared to $25.5 million for the nine months ended September 30, 2016. The decrease of $17.4 million is due to a decrease of $19.3 million primarily related to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the nine months ended September 30, 2016. Both loans were repaid during the nine months ended September 30, 2016. The decrease is partially offset by an increase of $2.0 million related to interest income from loan receivable investments, income from a direct finance lease and income from the specialty valuation firm acquired in the CCP Merger.
Resident Fees and Services
During the nine months ended September 30, 2017, we recognized $17.8 million of resident fees and services compared to $5.8 million for the nine months ended September 30, 2016. The increase of $12.0 million is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed properties in March and May 2017.
Depreciation and Amortization
During the nine months ended September 30, 2017, we incurred $62.3 million of depreciation and amortization expense compared to $51.3 million for the nine months ended September 30, 2016. The $11.0 million net increase in depreciation and amortization expense is primarily due to an increase of $8.6 from properties acquired in the CCP Merger, an increase of $3.1 million from other properties acquired after January 1, 2016 as well as a $1.8 million increase due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed properties, partially offset by a decrease of $2.1 million from properties disposed of after January 1, 2016 and a $0.4 million decrease from fully depreciated assets.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2017, we incurred $56.2 million of interest expense compared to $49.1 million for the nine months ended September 30, 2016. The $7.1 million net increase is primarily related to (i) a $3.7 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” for additional information), (ii) a $3.2 million increase in interest expense related to our U.S. term loans as a result of increasing U.S. term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger and (iii) a $0.9 million increase of non-cash interest expense related to our interest rate hedges. These increases are partially offset by a $0.3 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility and a $0.2 million decrease in interest expense related to secured debt.
Operating Expenses
During the nine months ended September 30, 2017, we recognized $11.9 million of operating expenses compared to $4.3 million for the nine months ended September 30, 2016. The increase of $7.7 million is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed properties in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with asset management. During the nine months ended September 30, 2017, general and administrative expenses were $24.2 million compared to $13.5 million during the nine months ended September 30, 2016. The

$10.6 million increase is primarily related to a (i) $4.3 million of transition expenses for the CCP Merger primarily consisting of salaries and severance benefits, (ii) a $3.1 million increase in legal and professional fees primarily due to the management of the increased number of investments, (iii) a $1.0 million increase in payroll expense primarily due to the increased number of employees, (iv) $0.9 million in expenses incurred by our specialty valuation firm and (v) a $0.8 million increase in stock-based compensation expense primarily due to the increased number of employees.
Merger and Acquisition Costs
During the nine months ended September 30, 2017, we incurred $29.8 million of merger and acquisition costs compared to $1.2 million for the nine months ended September 30, 2016. The increase of $28.6 million is due to costs related to the CCP Merger.
Provision for Doubtful Accounts and Loan Losses
During the nine months ended September 30, 2017, we recognized $7.5 million in provision for doubtful accounts and loan losses. The $7.5 million provision is primarily due to a $4.9 million increase in loan loss reserves, a $0.9 million increase in general reserves on straight-line rental income, a $1.3 million reserve for other tenant-related receivables and a $0.4 million increase in reserves on cash rental income. During the nine months ended September 30, 2016, we recognized $3.3 million in provision for doubtful accounts and loan losses, which is comprised of $2.3 million related to an increase in loan loss reserves and $1.3 million related to an increase in general reserves on straight-line rental income, partially offset by a $0.3 million recovery on previously reserved cash rents.
Impairment of Real Estate
No impairment of real estate was recognized during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we recognized $29.8 million of impairment of real estate related to the sale of the Forest Park - Frisco hospital.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2017, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Revolving Credit Facility. We recognized a $0.6 million loss on extinguishment of debt during the nine months ended September 30, 2016 related to write-offs of deferred financing costs in connection with amending the 2014 revolving credit facility and 2015 Canadian term loan.
Other Income
During the nine months ended September 30, 2017, we recognized $3.1 million of other income. Of the $3.1 million in other income, $2.6 million is due to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (one of which was owned as of September 30, 2017) and $0.5 million relates to other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property, partially offset by $0.1 million of ineffectiveness loss related to our LIBOR interest rate swaps. During the nine months ended September 30, 2016, we recognized $5.3 million in other income, of which $5.0 million primarily related to lease termination payments related to the same memoranda of understanding with Genesis and $0.4 million related to an ineffectiveness gain related to our LIBOR interest rate swaps. These amounts were partially offset by $0.1 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a portfolio of real estate properties.
Net Gain (Loss) on Sales of Real Estate
During the nine months ended September 30, 2017, we recognized an aggregate net gain on the sale of real estate of $4.6 million related to the disposition of four skilled nursing/transitional care facilities. During the nine months ended September 30, 2016, we recognized a net loss on the sale of real estate of $3.2 million. The $3.2 million net loss is due to a $4.7 million loss related to the disposition of one skilled nursing/transitional care facility and one acute care hospital, partially offset by a $1.5 million gain related to the disposition of one skilled nursing/transitional care facility. See Note 5, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and real estate impairment charges. AFFO is defined as FFO excluding straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, stock-based compensation expense, amortization of deferred financing costs and merger and acquisition costs, as well as other non-cash revenue and expense items (including provisions and write-offs related to straight-line rental income, provision for loan losses, changes in fair value of contingent consideration and amortization of debt premiums/discounts). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2017 and 2016, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$12,534	$22,776	$46,756	$39,419
Depreciation and amortization of real estate assets	25,933	17,102	62,290	51,273
Net (gain) loss on sale of real estate	(582)	(1,451)	(4,614)	3,203
Impairment of real estate	—	—	—	29,811

FFO attributable to common stockholders	37,885	38,427	104,432	123,706

Merger and acquisition costs (1)	23,299	1,051	29,750	1,222
Stock-based compensation expense (1)	2,669	2,485	6,988	6,137
Straight-line rental income adjustments	(8,682)	(5,593)	(18,260)	(16,710)
Amortization of above and below market lease intangibles, net	637	—	637	—
Non-cash interest income adjustments	(188)	106	(137)	549
Amortization of deferred financing costs	1,574	1,273	4,132	3,767
Non-cash portion of loss on extinguishment of debt	553	—	553	556
Change in fair value of contingent consideration	270	100	(552)	50
Provision for doubtful straight-line rental income, loan losses and other reserves	4,886	830	6,810	3,445
Other non-cash adjustments (2)	500	(230)	1,371	(25)

AFFO attributable to common stockholders	$63,403	$38,449	$135,724	$122,697

FFO attributable to common stockholders per diluted common share	$0.34	$0.59	$1.28	$1.89

AFFO attributable to common stockholders per diluted common share	$0.56	$0.58	$1.66	$1.86

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	112,418,100	65,591,428	81,429,044	65,470,589

AFFO attributable to common stockholders	112,693,779	65,872,688	81,741,288	65,854,782

(1)
Merger and acquisition costs incurred during the three and nine months ended September 30, 2017 primarily relate to the CCP Merger. Merger and acquisition costs include $1.3 million of stock-based compensation expense related to former CCP employees.

(2)	Other non-cash adjustments include amortization of debt premiums/discounts and non cash interest expense related to our interest rate hedges.
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
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the three and nine months ended September 30, 2017, we incurred $23.3 million and $29.8 million, respectively, of merger and acquisition costs in connection with the CCP Merger. These entire amounts are included in FFO for the three and nine months ended September 30, 2017 and $4.3 million is included in AFFO for the three and nine months ended September 30, 2017.

•
During the three and nine months ended September 30, 2017, we incurred $4.3 million of transition expenses in connection with the CCP Merger primarily consisting of salaries and severance benefits. This entire amount is included in FFO and AFFO for the three and nine months ended September 30, 2017.

•
During the three and nine months ended September 30, 2017, we recognized $0.1 million and $3.1 million of other income, respectively. Other income includes $0.4 million and $2.7 million, respectively, related to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (of which one was owned as of September 30, 2017). Other income also includes ($0.3) million and

$0.5 million, respectively, related to adjusting the value of our contingent consideration liability related to the acquisition of a senior housing community. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2017, and $0.4 million and $2.8 million is included in AFFO for the three and nine months ended September 30, 2017, respectively.

•
During the three and nine months ended September 30, 2017, we recognized $5.1 million and $7.5 million, respectively, in provision for doubtful accounts. Loan loss reserves increased by $2.9 million and $4.9 million, respectively, general reserves on straight-line rental income increased by $0.6 million and $0.9 million, respectively, and reserves for cash rental income increased by $0.3 million and $0.4 million, respectively, during the three and nine months ended September 30, 2017. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2017 and $0.3 million and $0.4 million is included in AFFO for the three and nine months ended September 30, 2017, respectively.

•
During the three and nine months ended September 30, 2017, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Credit Facility. During the nine months ended September 30, 2016, we recognized $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the 2014 revolving credit facility and 2015 Canadian term loan. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2017 and the nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $0.5 million and $3.3 million, respectively, in provision for doubtful accounts. Loan loss reserves increased by $0.3 million and $2.3 million, respectively, general reserves on straight-line rental income increased by $0.5 million and $1.3 million, respectively, and reserves for cash renal income decreased by $0.3 million during the three and nine months ended September 30, 2016. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2016 and ($0.3) million and ($0.2) million, respectively, are included in AFFO for the three and nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $0.6 million and $4.4 million of default interest income related to various investments in loans receivable. These amounts in their entirety are included in FFO and AFFO for the three and nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $2.9 million and $5.3 million of other income, respectively, primarily due to lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities. These amounts in their entirety are included in FFO for the three and nine months ended September 30, 2016, and $2.6 million and $5.0 million, respectively, are included in AFFO for the three and nine months ended September 30, 2016.

•
During the three and nine months ended September 30, 2016, we recognized $0.6 million of merger and acquisition costs not typically incurred related to the acquisition of one skilled nursing/transitional care facility. This entire amount is included in FFO for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources
As of September 30, 2017, we had approximately $779.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $30.6 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $749.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
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
On September 28, 2017, we completed an underwritten public offering of 16.0 million newly issued shares of our common stock pursuant to an effective registration statement. The underwriters exercised their option to purchase additional shares, and on October 2, 2017, we issued an additional 2.4 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $370.9 million from the offering, after giving effect to the issuance and sale of all 18.4 million shares of common stock, at a price of $21.00 per share. These proceeds were used to repay borrowings outstanding under the Revolving Credit Facility.
We believe that our available cash, operating cash flows and borrowings available to us under the Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our Senior Notes, secured indebtedness on our properties, and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures significantly limit our ability to use our available liquidity for these purposes.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $49.8 million for the nine months ended September 30, 2017. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest on borrowings and payment of general and administrative expenses, including merger and acquisition costs primarily related to the CCP Merger and corporate overhead.
Cash Flows from Investing Activities
During the nine months ended September 30, 2017, net cash used in investing activities was $303.1 million and consisted of $393.1 million used in the acquisition of 21 skilled nursing/transitional care facilities and one senior housing community, $5.6 million used to provide additional funding for existing loans receivable, $2.7 million used to fund preferred equity investments and $3.2 million used for tenant improvements, partially offset by $77.9 million in cash acquired in the CCP Merger, $11.7 million in sales proceeds related to the disposition of four skilled nursing/transitional care facilities, $8.7 million in repayments of loans receivable and $3.2 million in repayments of preferred equity investments.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, net cash provided by financing activities consisted of $319.0 million in net proceeds from the September 2017 common stock offering less payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and $181.0 million in proceeds from the U.S. term loans, partially offset by $86.8 million of dividends paid to stockholders, $3.1 million of principal repayments of secured debt and $15.3 million of payments for deferred financing costs primarily associated with the new Credit Facility. In addition, during the nine months ended September 30, 2017, we repaid a net amount of $137.0 million on our Revolving Credit Facility.
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
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes”), providing net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses.
2026 and 2027 Notes. In connection with the CCP Merger, on August 17, 2017, Sabra assumed $500 million aggregate principal amount of 5.125% senior notes due 2026 (the “2026 Notes”) and $100 million aggregate principal amount of 5.38% senior notes due 2027 (the “2027 Notes” and, together with the 2021 Notes, the 2023 Notes and the 2026 Notes, the “Senior Notes”).
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2017, we were in compliance with all applicable covenants under the Senior Notes Indentures.

Credit Facility. Effective on August 17, 2017, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”).
The Credit Facility includes a $1.0 billion Revolving Credit Facility, $1.1 billion in U.S. dollar term loans and a CAD $125 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of August 17, 2021, and includes two six-month extension options. $200 million of the U.S. dollar Term Loans has a maturity date of August 17, 2020, and the other Term Loans have a maturity date of August 17, 2022.
The obligations of the Borrowers under the Credit Facility are guaranteed by us and certain of our subsidiaries.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of September 30, 2017, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 530 properties held for investment, 30 are subject to secured indebtedness to third parties that, as of September 30, 2017, totaled approximately $260.4 million. As of September 30, 2017 and December 31, 2016, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2017 (1)	Principal Balance as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at September 30, 2017 (2)	Maturity Date
Fixed Rate	$161,871	$163,638	3.87%	December 2021 - August 2051
Variable Rate	98,500	—	3.02%	July 2019
	$260,371	$163,638	3.55%

(1)	Principal balance does not include deferred financing costs, net of $2.8 million and $2.9 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
On August 17, 2017, in connection with the CCP Merger, we assumed a $98.5 million secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.
Capital Expenditures
There were $3.2 million and $0.9 million of capital expenditures for the nine months ended September 30, 2017 and 2016, respectively. The capital expenditures for the nine months ended September 30, 2017 and 2016 include $22,000 and $0.1 million, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $67.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $86.8 million on our common and preferred stock during the nine months ended September 30, 2017. On November 1, 2017, our board of directors declared a quarterly cash dividend of $0.5201087 per share of common stock, which consists of (i) a full quarter dividend of $0.45 per share and (ii) $0.0701087 per share, which is the difference between the prorated dividend paid on August 18, 2017 and our previous full quarter dividend of $0.43 per share. The dividend will be paid on November 30, 2017 to common stockholders of record as of November 15, 2017. Also on November 1, 2017, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on November 30, 2017 to preferred stockholders of record as of the close of business on November 15, 2017.

Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants or obligors related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of risks.
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 530 real estate properties held for investment as of September 30, 2017 is diversified by location across the United States and Canada.
The following table provides information regarding significant tenant relationships representing 10% or more of our total revenues as of September 30, 2017 (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30, 2017
	Number of Investments	Rental Revenue	% of Total Revenue	Rental Revenue	% of Total Revenue

Genesis Healthcare, Inc.	76	$20,257	18.1%	$60,470	25.3%
Holiday AL Holdings, LP	21	9,813	8.8	29,438	12.3

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
On July 31, 2017, CMS released final fiscal year 2018 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.0% over fiscal year 2017 payments. The new payment rates became effective on October 1, 2017. In its final rule, CMS also revised and rebased the market basket index by updating the base year from fiscal year 2010 to fiscal year 2014.
On July 29, 2016, CMS released final fiscal year 2017 Medicare rates for skilled nursing facilities providing a net increase of 2.4% over fiscal year 2016 payments (comprised of a market basket increase of 2.7% less the productivity adjustment of 0.3%). The new payment rates became effective on October 1, 2016.
On November 16, 2015, CMS finalized the Comprehensive Care for Joint Replacement model, which began April 1, 2016 and holds hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements and/or other major leg procedures from surgery through recovery. Through this payment model, hospitals in 67 geographic areas receive additional payments if quality and spending performance are strong or, if not, potentially have to repay Medicare for a portion of the spending for care surrounding a lower extremity joint replacement (LEJR) procedure. As a result, Medicare revenues derived at skilled nursing facilities related to lower extremity joint replacement hospital discharges could be positively or negatively impacted in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our Senior Notes, our Revolving Credit Facility, our Term Loans, our secured indebtedness to third parties on certain of our properties and our operating leases. The following table is presented as of September 30, 2017 (in thousands):

		October 1 Through		Year Ending December 31,
	Total	December 31, 2017	2018	2019	2020	2021	After 2021
Secured indebtedness (1)	$344,361	$3,207	$12,804	$109,972	$9,784	$25,619	$182,975
Revolving Credit Facility (2)	285,281	2,226	8,830	8,830	8,855	256,540	—
Term Loans (3)	1,346,671	8,169	32,408	32,408	230,303	26,520	1,016,863
Senior Notes (4)	1,745,175	8,065	69,255	69,255	69,255	555,505	973,840
Operating leases	4,108	139	651	440	426	445	2,007
Total	$3,725,596	$21,806	$123,948	$220,905	$318,623	$864,629	$2,175,685

(1)
Secured indebtedness includes principal payments and interest payments through the maturity dates. Total interest on secured indebtedness, based on contractual rates, is $84.0 million, of which $5.5 million is attributable to variable rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of its two six-month extension options). Total interest on the Revolving Credit Facility is $34.3 million.

(3)	Term Loans include interest payments through the applicable maturity dates totaling $146.4 million.

(4)	Senior Notes includes interest payments through the maturity dates. Total interest on the Senior Notes is $445.2 million.
In addition to the above, as of September 30, 2017, we have committed to provide up to $13.5 million of future funding related to five loan receivable investments. The loan receivable investments have maturity dates ranging from January 2018 to February 2027.
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
Interest rate risk. As of September 30, 2017, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $260.4 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $251.0 million outstanding under the Revolving Credit Facility. As of September 30, 2017, we had $1.5 billion of outstanding variable rate indebtedness. In addition, as of September 30, 2017, we had $749.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of September 30, 2017, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at our option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
Assuming a 100 basis point increase/decrease in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap derivative instruments, interest expense would increase/decrease by $6.0 million for the twelve months following September 30, 2017.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $147.8 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2017, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2017, our cash flows would have decreased or increased, as applicable, by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On August 17, 2017, we completed the CCP Merger. We are continuing to integrate the acquired CCP operations into our overall internal control over financial reporting and will evaluate as part of our first internal control assessment that includes an assessment of CCP whether the CCP Merger resulted in any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see “Legal Matters” in Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2016 Annual Report on Form 10-K, as updated by the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
ITEM 6. EXHIBITS

Ex.	Description

2.1
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 22, 2015, between Van Buren Street LLC, Randolph Road, LLC and St. Thomas More, LLC and Sabra Health Care Northeast, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 24, 2015).†

2.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 25, 2015, between Marsh Pike, LLC and Sabra Hagerstown, LLC (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K/A filed by Sabra Health Care REIT, Inc. on February 26, 2016).†

2.3
Agreement and Plan of Merger, dated as of May 7, 2017, by and among Sabra Health Care REIT, Inc., PR Sub, LLC, Sabra Health Care Limited Partnership, Care Capital Properties, Inc. and Care Capital Properties, LP (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 8, 2017).†

3.1
Articles of Amendment and Restatement of Sabra Health Care REIT, Inc., dated October 20, 2010, filed with the State Department of Assessments and Taxation of the State of Maryland on October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 26, 2010).

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

4.1
Indenture, dated as of July 14, 2016, by and among Care Capital Properties, LP, Care Capital Properties, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.2
First Supplemental Indenture, dated as of August 17, 2017, by and among Care Capital Properties, LP, PR Sub, LLC, Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.3
Second Supplemental Indenture, dated as of August 17, 2017, by and among Sabra Health Care Limited Partnership as successor to Care Capital Properties, LP, Sabra Health Care REIT, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.4
Third Supplemental Indenture, dated as of August 17, 2017, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.5
Fourth Supplemental Indenture, dated as of August 18, 2017, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

Ex.	Description

10.1
Fourth Amended and Restated Credit Agreement, dated as of August 17, 2017, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as REIT Guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Citizens Bank, National Association, Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A, as Co-Syndication Agents, Swing Line Lenders and L/C Issuers; BMO Harris Bank N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., Barclays Bank PLC, Compass Bank, Citibank, N.A., J.P. Morgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation, Suntrust Bank and UBS Securities LLC, as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Sole Bookrunner; and Citizens Bank, National Association, Credit Agricole Corporate and Investment Bank and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 17, 2017).

10.2+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 21, 2017).

10.3+*	Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors).

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Designates a management compensation plan, contract or arrangement.

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

SABRA HEALTH CARE REIT, INC.

Date: November 1, 2017	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)