Form 10-K
period 2017-12-31
Sabra Health Care REIT, Inc.
filed 2018-02-21
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.5 billion
As of February 13, 2018, there were 178,255,843 shares of the Registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017, are incorporated by reference in Part III herein.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on the operating success of our tenants;

•	operational risks with respect to our Senior Housing - Managed communities (as defined below);

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the anticipated benefits of our merger with Care Capital Properties, Inc. (“CCP”) may not be realized;

•	the anticipated and unanticipated costs, fees, expenses and liabilities related to our merger with CCP;

•	our ability to implement the previously announced rent repositioning program for certain of our tenants who were legacy tenants of CCP on the timing or terms we have previously disclosed;

•	our ability to dispose of facilities currently leased to Genesis Healthcare, Inc. (“Genesis”) on the timing or terms we have previously disclosed;

•	the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Venture (as defined below);

•	risks associated with our investments in joint ventures;

•	changes in healthcare regulation and political or economic conditions;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	competitive conditions in our industry;

•
our concentration in the healthcare property sector, particularly in skilled nursing/transitional care facilities and senior housing communities, which makes our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries;

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	our ability to raise capital through equity and debt financings;

•	changes in foreign currency exchange rates;

•	the relatively illiquid nature of real estate investments;

•	the loss of key management personnel or other employees;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to maintain our status as a real estate investment trust (“REIT”);

•	changes in tax laws and regulations affecting REITs (including the potential effects of the Tax Cuts and Jobs Act);

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT; and

•	the ownership limits and anti-takeover defenses in our governing documents and under Maryland law, which may restrict change of control or business combination opportunities.
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” in this 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-K are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-K or to reflect the occurrence of unanticipated events, unless required by law to do so.
TENANT AND BORROWER INFORMATION

This 10-K includes information regarding certain of our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. Genesis is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to our tenants and borrowers that is provided in this 10-K has been provided by, or derived from information provided by, such tenants and borrowers. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only. Genesis’ filings with the SEC can be found at www.sec.gov.

PART I

ITEM 1. BUSINESS
Overview
We operate as a self-administered, self-managed REIT that, through our subsidiaries, owns and invests in real estate serving the healthcare industry. Our primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. We primarily generate revenues by leasing properties to tenants and owning properties operated by third-party property managers throughout the United States (“U.S.”) and Canada.
On August 17, 2017, we completed our merger with CCP as a result of which we acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease, 18 investments in loans receivable and one specialty valuation firm. We also assumed certain outstanding equity awards and other debt and liabilities of CCP. See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Consolidated Financial Statements for additional information.
As of December 31, 2017, our investment portfolio consisted of 507 real estate properties held for investment (consisting of (i) 384 skilled nursing/transitional care facilities, (ii) 88 senior housing communities (“Senior Housing - Leased”), (iii) 13 senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”) and (iv) 22 specialty hospitals and other facilities), one investment in a direct financing lease, 22 investments in loans receivable (consisting of (i) two mortgage loans, (ii) two construction loans, (iii) two mezzanine loans, (iv) one pre-development loan and (v) 15 other loans), 12 preferred equity investments and one investment in a specialty valuation firm. As of December 31, 2017, our real estate properties held for investment included 53,558 beds/units, spread across the U.S. and Canada. As of December 31, 2017, the substantial majority of our real estate properties (excluding 13 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years.
On January 2, 2018, we completed our transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, to acquire a 49% equity interest in an entity that collectively owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). The joint venture agreement includes an option for us to acquire the remaining majority interest in the Enlivant Joint Venture which terminates on January 2, 2021. Our partner in the Enlivant Joint Venture has the option to transfer its interest commencing on January 2, 2020 subject to our right of first offer. Additionally on January 2, 2018, we acquired 11 senior housing communities under the Senior Housing - Managed structure that are operated by Enlivant pursuant to property management agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Enlivant Joint Venture” in Part I, Item 7 for additional information.
We expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and with other tenants. We have entered into memoranda of understanding with Genesis to market for sale up to all of our remaining Genesis facilities and to restructure our lease agreements with Genesis to increase the marketability of these facilities to potential buyers. We expect to complete the sales of 46 of our remaining 54 Genesis facilities in 2018 and to retain eight facilities, although we cannot provide assurance that the sales will be completed in that timeframe, if at all.
We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following our separation from Sun (the “Separation Date”). We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT.
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities and select behavioral, acute care and other hospitals. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2014 National Population Projections published by the U.S. Census Bureau, Americans over the age of 75 is projected to be the fastest growing segment of the population, growing at a compounded annual growth rate of 2.9% between 2015 and 2020 and 3.6% between 2015 and 2025. According to the same publication, life expectancy is expected to increase to 81.7 years in 2030 from 79.4 years in 2015. Furthermore, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2015, only 14.2% of nursing home and senior housing properties were owned by publicly traded REITs. The highly-fragmented nature of the nursing home and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2016-2025 published by the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $162 billion in 2016 to approximately $260 billion in 2025, representing a compounded annual growth rate of 5.4%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to CMS National Health Expenditure Projections for 2016-2025, hospital care expenditures are projected to grow from approximately $1.1 trillion in 2016 to approximately $1.8 trillion in 2025, representing a compounded annual growth rate of 5.6%. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2017, our investment portfolio consisted of 507 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, 12 preferred equity investments and one investment in a specialty valuation firm. Of our 507 properties held for investment as of December 31, 2017, we owned fee title to 494 properties and title under ground leases for 13 properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2017:

•	Skilled Nursing/Transitional Care Facilities
Skilled nursing facilities. Skilled nursing facilities provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. A typical skilled nursing facility includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities.
Mental health facilities. Mental health facilities provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs.

Transitional care facilities/units. Transitional care facilities/units are licensed nursing facilities or distinct units within a licensed nursing facility that provide short term, intensive, high acuity nursing and medical services. These facilities tend to focus on delivering specialized treatment to patients with cardiac, neurological, pulmonary, orthopedic, and renal conditions. Length of service is typically 30 days or less with the majority of patients returning to prior living arrangements and functional abilities. Generally, transitional care facilities/units provide services to Medicare, managed care and commercial insurance patients.

•	Senior Housing Communities

Independent living communities. Independent living communities are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, activities, nutrition and limited laundry services. Our independent living communities are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. Independent living communities typically offer several services covered under a regular monthly fee.
Assisted living communities. Assisted living communities provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. Assisted living communities typically are comprised of one and two bedroom suites equipped with private bathrooms and efficiency kitchens.
Memory care communities. Memory care communities offer specialized options, services and clinical programs for individuals with Alzheimer's disease and other forms of dementia. Purpose built, free-standing memory care communities offer a more residential environment than offered in a secured unit of a nursing facility. These communities offer dedicated care and specialized programming from specially trained staff for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living communities. Residents require a higher level of care, a secure environment, customized therapeutic recreation programs and more assistance with activities of daily living than in assisted living communities. Therefore, these communities have staff available 24 hours a day to respond to the unique needs of their residents.
Continuing care retirement communities. Continuing care retirement communities, or CCRCs, provide, as a continuum of care, the services described above for independent living communities, assisted living communities and skilled nursing facilities in an integrated campus.

•	Specialty Hospitals and Other Facilities
Acute care hospitals. Acute care hospitals provide emergency room, inpatient and outpatient medical care and other related services for surgery, acute medical conditions or injuries (usually for a short-term illness or condition).
Long-term acute care hospitals. Long-term acute care hospitals provide care for patients with complex medical conditions that require longer stays and more intensive care, monitoring or emergency back-up than that available in most skilled nursing facilities.
Rehabilitation hospitals. Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work-related disabilities and neurological diseases.
Behavioral hospitals. Behavioral hospitals provide inpatient and outpatient care for patients with mental health conditions, chemical dependence or substance addictions.
Residential services facilities. Residential services facilities provide services in home and community-based settings, which may include assistance with activities of daily living.
Other facilities. Other facilities include facilities other than those described above that are not classified as skilled nursing/transitional care or senior housing.

Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2017 (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	60	15	—	14	89	17.5%
California	26	1	—	4	31	6.1
Indiana	22	6	—	—	28	5.5
Kentucky	27	—	—	1	28	5.5
Massachusetts	22	—	—	—	22	4.3
Oregon	16	4	—	—	20	3.9
New Hampshire	11	6	—	—	17	3.4
Washington	14	3	—	—	17	3.4
North Carolina	15	2	—	—	17	3.4
Connecticut	14	2	—	—	16	3.2
Other (33 states & Canada)	157	49	13	3	222	43.8

Total	384	88	13	22	507	100.0%

% of Total properties	75.7%	17.4%	2.6%	4.3%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	89	7,391	1,502	—	366	9,259	17.3%
Kentucky	28	2,819	—	—	40	2,859	5.3
Indiana	28	2,325	449	—	—	2,774	5.2
California	31	2,210	102	—	340	2,652	5.0
Massachusetts	22	2,621	—	—	—	2,621	4.9
Oregon	20	1,561	509	—	—	2,070	3.9
Connecticut	16	1,824	140	—	—	1,964	3.7
North Carolina	17	1,672	237	—	—	1,909	3.6
New Hampshire	17	1,016	838	—	—	1,854	3.5
Washington	17	1,584	206	—	—	1,790	3.2
Other (33 states & Canada)	222	18,200	4,154	1,113	339	23,806	44.4

Total	507	43,223	8,137	1,113	1,085	53,558	100.0%

% of Total beds/units		80.7%	15.2%	2.1%	2.0%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	89	$589,110	$234,838	$—	$195,929	$1,019,877	16.1%
California	31	417,387	35,901	—	217,763	671,051	10.6
Oregon	20	264,892	86,250	—	—	351,142	5.5
Maryland	9	320,124	6,566	—	—	326,690	5.2
New York	10	297,066	19,235	—	—	316,301	5.0
Indiana	28	213,438	59,888	—	—	273,326	4.3
Kentucky	28	239,941	—	—	30,313	270,254	4.3
North Carolina	17	138,902	67,272	—	—	206,174	3.3
Washington	17	168,194	36,900	—	—	205,094	3.2
Arizona	8	31,976	47,246	—	121,757	200,979	3.2
Other (33 states & Canada) (1)	250	1,683,357	572,591	189,120	48,306	2,493,374	39.3

Total	507	$4,364,387	$1,166,687	$189,120	$614,068	$6,334,262	100.0%

% of Total investment		68.9%	18.4%	3.0%	9.7%	100.0%

(1)	Represents the undepreciated book value of our real estate held for investment as of December 31, 2017.

(2)	Investment balance in Canada is based on the exchange rate as of December 31, 2017 of $0.7967 per CAD $1.00.

Loans Receivable and Other Investments
As of December 31, 2017 and 2016, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2017
Investment	Quantity as of December 31, 2017	Property Type	Principal Balance as of December 31, 2017 (1)	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2017
Loans Receivable:
Mortgage	2	Skilled Nursing / Senior Housing	$13,366	$12,351	$38,262	9.9%	11.3%	12/31/18- 01/31/27
Construction	2	Senior Housing	2,667	2,733	842	8.0%	7.7%	03/31/21- 05/31/22
Mezzanine	2	Senior Housing	32,468	10,239	9,656	10.2%	19.2%	02/28/18- 05/25/20
Pre-development	1	Senior Housing	2,357	2,357	4,023	9.0%	8.4%	04/01/20
Other	15	Multiple	40,422	38,324	—	8.8%	10.1%	2/28/18- 04/30/27
Debtor-in-possession	—	Acute Care Hospital	—	—	813	N/A	N/A	N/A
	22		91,280	66,004	53,596	9.4%	11.6%

Loan loss reserve			—	(97)	(2,750)
			91,280	65,907	50,846
Other Investments:
Preferred Equity	12	Skilled Nursing / Senior Housing	48,035	48,483	45,190	12.6%	12.6%	N/A
Total	34		$139,315	$114,390	$96,036	10.5%	12.0%

(1)	Principal balance includes amounts funded and accrued unpaid interest/preferred return and excludes capitalizable fees.

Significant Credit Concentrations
The following table provides information regarding significant tenant relationships representing 10% or more of our total revenues for the year ended December 31, 2017:

	As of December 31, 2017			For the year ended December 31, 2017
	Number of Investments	% of Total Assets	% of Total Investments (1)	% of Total Revenues
Genesis Healthcare, Inc.	54	3.5%	5.9%	19.8%

(1)	Total investments consists of gross real estate investment balance, preferred equity investments, loans receivable investments plus capitalized origination fees net of loan loss reserves.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse and Stable Property Portfolio
Our portfolio of 507 properties held for investment as of December 31, 2017 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 18% of our total beds/units as of December 31, 2017. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our stabilized properties remained stable over the last three fiscal years at between 84.0% and 87.0% for our skilled nursing/transitional care facilities, between 87.8% and 90.3% for our Senior Housing - Leased communities, between 75.5% and 90.6% for our Senior Housing - Managed communities and between 69.7% and 79.2% for our specialty hospitals and other facilities. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants and borrowers, which information is provided quarterly in arrears, on an annualized basis as of December 31, 2017, 66.2% of our tenants’, borrowers’ and equity investees’ revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2017, the substantial majority of our real estate properties held for investment (excluding 13 Senior Housing - Managed communities) are leased under triple-net operating leases with expirations ranging from less than one year to 15 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2017, the leases had a weighted-average remaining term of 9 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. In addition, we may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other parties related to the lessee.
Strong Relationships with Operators
The members of our management team have developed an extensive network of relationships with qualified local, regional and national operators of skilled nursing/transitional care facilities and senior housing communities across the U.S.

and Canada. This extensive network has been built by our management team through more than 100 years of combined operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the skilled nursing and senior housing industries. We work collaboratively with our operators to help them achieve their growth and business objectives. We believe these strong relationships with operators help us to source investment opportunities.
Our relationships with operators include pipeline agreements that we have entered into with certain operators that provide for the acquisition of, and interim capital commitments for, various healthcare facilities. These pipeline agreements, together with repeat transactions with other operators, help support our future growth potential by providing additional investment opportunities with lower merger and acquisition costs than would be required for investments with new operators.
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
Significant Experience in Proactive Asset Management
The members of our management team have significant experience developing systems to collect and evaluate data relating to the underlying operational and financial success of healthcare companies and healthcare-related real estate assets. We are able to utilize this experience and expertise to provide our operators, when requested, with significant assistance in the areas of marketing, development, facility expansion and strategic planning. We have also developed a proprietary information technology system that allows us to efficiently and effectively collect tenant, financial, asset management and acquisitions information. Leveraging this system allows us to be lean in our operations and proactive in sharing information with our tenants and operators where we can be helpful to them. We actively monitor the operating results of our tenants and, when requested, will work closely with our operators to identify and capitalize on opportunities to improve the operations of our facilities and the overall financial and operating strength of our operators.
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chairman, President and Chief Executive Officer of Sabra, has more than 30 years of experience in the acquisition, development and disposition of healthcare assets, including nine years at Sun Healthcare Group, Inc. Harold W. Andrews, Jr., Executive Vice President, Chief Financial Officer and Secretary of Sabra, is a finance professional with more than 20 years of experience in both the provision of healthcare services and healthcare real estate. Talya Nevo-Hacohen, Executive Vice President, Chief Investment Officer and Treasurer of Sabra, is a real estate finance executive with more than 25 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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
The key components of our business strategies include:
Diversify Asset Portfolio
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care communities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care and behavioral health facilities in the U.S. We have and expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of our investment portfolio by selectively disposing of underperforming facilities or working with new or existing operators to transfer underperforming but promising properties to new operators.
With respect to our debt and preferred equity investments, in general, we originate loans and make preferred equity investments when an attractive investment opportunity is presented and (a) the property is in or near the development phase, (b) the development of the property is completed but the operations of the facility are not yet stabilized or (c) the loan investment will provide capital to existing relationships. A key component of our development strategy related to loan originations and preferred equity investments is having the option to purchase the underlying real estate that is owned by our borrowers (and that directly or indirectly secures our loan investments) or by the entity in which we have an investment. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the method to determine the purchase price upon exercise of the option is set in advance based on the same valuation methods we use to value our investments in healthcare real estate. This proprietary development pipeline strategy allows us to diversify our revenue streams and build relationships with operators and developers, and provides us with the option to add new properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2017, we had approximately $877.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $518.4 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $359.0 million. The Credit Facility (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.5 billion (up from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions. Subsequent to December 31, 2017, we closed on our investment in the Enlivant Joint Venture and on our acquisitions of 11 senior housing communities under the Senior Housing - Managed structure that are operated by Enlivant pursuant to property management agreements and two additional skilled nursing/transitional care facilities. These closings were funded using $515.8 million of cash and $18.0 million of proceeds from our Revolving Credit Facility.
We have filed a shelf registration statement with the SEC that expires in January 2020, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
We intend to maintain a mix of Credit Facility debt, term loan debt, secured debt and unsecured term debt, which, together with our anticipated ability to complete future equity financings, we expect will fund the growth of our operations. Further, we may opportunistically seek access to U.S. government agency financing, including through Fannie Mae and HUD, in appropriate circumstances in connection with acquisitions.
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 72 as of December 31, 2017. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
Capital Source to Underserved Operators
We believe that there is a significant opportunity to be a capital source to healthcare operators through the acquisition of healthcare properties that are consistent with our investment and financing strategy, but that, due to size and other considerations, are not a focus for other healthcare REITs. We utilize our management team’s operating experience, network of relationships and industry insight to identify financially strong and growing operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases or refinance new projects.

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
Pursue Strategic Development Opportunities
We expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing and skilled nursing/transitional care facilities.
 Our Employees
As of December 31, 2017, we employed 61 full-time employees, including our executive officers and 31 employees associated with the specialty valuation firm we acquired in the CCP Merger (as defined below), none of whom is subject to a collective bargaining agreement.
Competition
We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.
In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients, and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility, and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties.
Government Regulation
Our tenants are subject to extensive and complex federal, state and local healthcare laws and regulations, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act. These provisions prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a facility is decertified as a Medicare or Medicaid provider by CMS or a state, the facility will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents.
Most of our tenants’ skilled nursing/transitional care facilities, assisted living and mental health facilities are licensed under applicable state law. Most of our skilled nursing/transitional care facilities and mental health facilities are certified or approved as providers under the Medicare and Medicaid programs. Some of our assisted living facilities are certified or approved as providers under various state Medicaid and/or Medicaid waiver programs. Similarly, the operators of our specialty hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services and comply with state and local laws and regulations in order to receive Medicare and Medicaid reimbursement. State and local agencies survey all skilled nursing facilities and some assisted living facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a facility or provider from participation in the Medicare and/or Medicaid/Medicaid waiver programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.

Various states in which our tenants operate our facilities have established minimum staffing requirements or may establish minimum staffing requirements in the future. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. Most states in which our tenants operate have statutes requiring that prior to the addition or construction of new nursing home beds, to the addition of new services or to certain capital expenditures in excess of defined levels, the tenant first must obtain a certificate of need, which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and centers. This certification process can restrict or prohibit the undertaking of a project or lengthen the period of time required to enlarge or renovate a facility or replace a tenant.
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. On January 20, 2017, the President issued an executive order aimed at seeking the prompt repeal of the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”), and on December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which amends certain provisions of the Affordable Care Act.  Amendments to or repeal of the Affordable Care Act and regulatory changes could impose further limitations on government payments to our tenants. On February 9, 2018, the President signed a two-year budget deal that includes a 10-year, $2 billion cut to skilled nursing facility Medicare reimbursement. Instead of providers receiving their regular annual Medicare market basket update from CMS in 2019, the new spending package freezes the reimbursement increases at 2.4%. The exact rate level will not be known until CMS releases proposed rules on May 1, 2018.
As of December 31, 2017, our subsidiaries owned 17 healthcare facilities (11 skilled nursing/transitional care facilities and six senior housing communities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
In addition, as an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or actively manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Risks Relating to Our Business—Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.”

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
For the year ended December 31, 2017, leases to subsidiaries of Genesis represented 19.8% of our total revenues, with Genesis guaranteeing the obligations under the lease agreements. There can be no assurance that Genesis and its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of Genesis and its subsidiaries to meet their rent obligations would materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Genesis and its subsidiaries to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if Genesis were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations would also be materially adversely affected.
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
Our tenants’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have been, and may continue to be, subject to rate cuts and further pressure from federal and state budgetary cuts and constraints. Overall weak economic conditions in the U.S. may adversely affect occupancy rates of healthcare facilities that rely on private pay residents. Our tenants’ expenses are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. To the extent any decrease in revenues and/or any increase in operating expenses results in our tenants’ not generating enough cash to make scheduled lease payments to us, our business, financial position or results of operations could be materially adversely affected.
We are exposed to operational risks with respect to our Senior Housing - Managed communities.
We are exposed to various operational risks with respect to our Senior Housing - Managed communities that may increase our costs or adversely affect our ability to generate revenues. These risks are similar to the ones described above with respect to our tenants and include fluctuations in occupancy and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our business, financial position or results of operations.
Our tenants and operators may be adversely affected by increasing healthcare regulation and enforcement.
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
If our tenants or operators fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants and operators also could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and operators and the results of operations of our properties operated by those entities could be adversely affected, which, in turn, could have a material adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
Our tenants and operators depend on reimbursement from governmental and other third-party payor programs, and reimbursement rates from such payors may be reduced.
Many of our tenants and operators depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue. The reduction in reimbursement rates from third-party payors, including insurance companies and the Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants and operators, may result in a reduction in our tenants’ and operators’ revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during claims settlement processes or as a result of post-payment audits. Furthermore, new laws and regulations could impose additional limitations on government and private payments to healthcare providers. For example, our tenants and operators may be affected by health reform initiatives that modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste (e.g. the implementation of a voluntary bundled payment program and the creation of accountable care organizations). We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants and operators. Although moderate reimbursement rate reductions may not affect our tenants’ ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.
While reimbursement rates have generally increased over the past few years, President Trump and members of the U.S. Congress may approve or propose various spending cuts and tax reform initiatives that could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, a number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants and operators with a goal of decreasing state expenditures under their state Medicaid programs. Any such existing or future federal or state legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our tenants’ and operators’ business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us and could have a material adverse effect on us.
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

Potential litigation and rising insurance costs may affect our tenants’ and operators' ability to obtain and maintain adequate liability and other insurance and their ability to make lease payments and fulfill their insurance and indemnification obligations to us.
Our tenants and operators may be subject to lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants’ and operators’ costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants’ and operators’ ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases or property management agreements, as applicable; or make lease payments to us, as applicable. In addition, from time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants or operators.
We face various risks in connection with our merger with CCP.
Following the closing of our merger with CCP, the combined company faces various risks, including, among others, the following:

•
The combined company may be unable to integrate the businesses of legacy Sabra and CCP successfully and realize the anticipated synergies and other benefits of the merger or do so within the anticipated timeframe;

•	The combined company may be unable to implement its future plans;

•	The combined company may be unable to retain key employees; and

•	The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger.
We are subject to risks and liabilities in connection with our investments in joint ventures.
As of December 31, 2017, we owned one property through a consolidated joint venture, and on January 2, 2018, we acquired an additional 172 properties through an unconsolidated joint venture. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•
We may be unable to take specific major actions, or such actions may be delayed, if our joint venture partners disagree with such action, due to arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

•	For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions with which we disagree;

•	Our ability to sell or transfer our interest in a joint venture on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with our partners;

•	We may be required to contribute additional capital if our joint venture partners fail to fund their share of required capital contributions;

•	Upon bankruptcy of a joint venture entity, we may become liable for the liabilities of the joint venture;

•
Our joint venture partners might have economic or other business interests or goals that are inconsistent with our business interests or goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•
Disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.
Our tenants are operators of skilled nursing and other healthcare facilities, which operators must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change-of-ownership approvals under certificate of need laws (which laws provide for a certification that the state has made a determination that a need exists for the beds located on the applicable property). If applicable, Medicare and Medicaid provider approvals may be needed as well. In the event that an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability of such tenant to receive such approvals, may prolong the period during which we are unable to collect the applicable rent. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings.
Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties, to finance acquisitions on favorable terms, or to retain or attract tenants.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. This competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Similarly, our properties face competition for patients and residents from other properties in the same market, which may affect our ability attract and retain tenants or may reduce the rents we are able to charge. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants, our business, financial position or results of operations could be materially adversely affected.
We depend on investments in the healthcare property sector, making our profitability more vulnerable to a downturn or slowdown in that specific sector than if we were investing in multiple industries.
We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry, in real estate, and specifically in healthcare properties. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, a downturn in the healthcare property sector could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain rental and occupancy rates. This could adversely affect our business, financial condition and results of operations. In addition, a downturn in the healthcare property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable to us.
We have substantial indebtedness and the ability to incur significant additional indebtedness.
As of December 31, 2017, we had outstanding indebtedness of $3.4 billion, which consisted of $1.3 billion of Senior Notes (as defined below), $1.2 billion in Term Loans (as defined below), $641.0 million outstanding under our Revolving Credit Facility and aggregate secured indebtedness to third parties of $259.2 million on certain of our properties, and we had $359.0 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

•	It may increase our cost of borrowing;

•	It may limit our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements;

•	It may expose us to the risk of increased interest rates under debt instruments subject to variable rates of interest, such as our Revolving Credit Facility;

•
It may limit our ability to adjust rapidly to changing market conditions and we may be vulnerable in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;

•	It may place us at a competitive disadvantage against less leveraged competitors;

•	It may restrict the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
It may become more difficult for us to satisfy our obligations (including ongoing interest payments and, where applicable, scheduled amortization payments) with respect to the Senior Notes and our other debt; and

•	It may require us to sell assets and properties at an inopportune time.

In addition, the Senior Notes Indentures (as defined below) permit us to incur substantial additional debt, including secured debt (to which the Senior Notes will be effectively subordinated). If we incur additional debt, the related risks described above could intensify. Furthermore, the Senior Notes Indentures do not impose any limitation on our ability to incur liabilities that are not considered indebtedness under the Senior Notes Indentures.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Term Loans and any amounts outstanding under our Credit Facility, on commercially reasonable terms or at all. In particular, our Term Loans and our Revolving Credit Facility will mature prior to the maturity of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Credit Facility and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Covenants in our debt agreements restrict our and our restricted subsidiaries’ activities and could adversely affect our business.
Our debt agreements, including the Senior Notes Indentures and the credit agreement governing our Credit Facility, contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Revolving Credit Facility requires us to maintain specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth ratio, as well as satisfy other financial condition tests. The indentures governing the 2021 Notes, 2023 Notes and 2026 Notes (each as defined below) require us to maintain total unencumbered assets of at least 150% of our unsecured indebtedness. The agreement governing our 2027 Notes (as defined below) requires us to maintain specified financial covenants, which include a maximum leverage ratio, a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, a minimum unsecured interest coverage ratio and a minimum unencumbered debt yield ratio. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. Further, certain change in control events could result in an event of default under the agreement governing our 2027 Notes. Any of these events of default, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.
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
Our ability to raise capital through equity financings depends, in part, on the market price of our common stock, which in turn depends on fluctuating market conditions and other factors including the following:

•	The reputation of REITs and attractiveness of their equity securities in comparison with other equity securities, including securities issued by other real estate companies;

•	Our financial performance and that of our tenants;

•	Concentrations in our investment portfolio by tenant and property type;

•	Concerns about our tenants’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;

•	Our ability to meet or exceed investor expectations of prospective investment and earnings targets;

•	The contents of analyst reports about us and the REIT industry;

•	Changes in interest rates on fixed-income securities, which may lead prospective investors to demand a higher annual yield from investments in our common stock;

•
Maintaining or increasing our dividend, which is determined by our board of directors and depends on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant; and

•	Regulatory action and changes in REIT tax laws.
The market value of a REIT’s equity securities is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. If we fail to meet the market’s expectation with regard to future earnings and cash distributions, the market price of our common stock could decline, and our ability to raise capital through equity financings could be materially adversely affected.
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
Real estate investments generally cannot be sold quickly. In addition, some and potentially substantially all of our properties serve as collateral for our current and future secured debt obligations and cannot readily be sold unless the underlying secured indebtedness is concurrently repaid. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, financial position or results of operations.

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
As of December 31, 2017, we employed 61 full-time employees, including our executive officers and 31 employees associated with the specialty valuation firm we acquired in the CCP Merger. Accordingly, the impact we may feel from the loss of one of our employees may be greater than the impact such a loss would have on a larger organization. While it is anticipated that we could find replacements for our personnel, the loss of their services could harm our operations, at least in the short term.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
While our lease agreements and property management agreements require that comprehensive insurance and hazard insurance be maintained by the tenants or operators, as applicable, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service (“IRS”) would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
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

•
“Business combination” provisions of Maryland law, subject to certain limitations, impose a moratorium on business combinations with “interested stockholders” or affiliates thereof for five years and thereafter impose additional requirements on such business combinations; and

•	Our bylaws require advance notice of stockholder proposals and director nominations.
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
If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax (and any applicable state and local tax) on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would currently be subject to a preferential rate of taxation). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
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

We are required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain, and the Operating Partnership (as defined below) is required to make distributions to us to allow us to satisfy these REIT distribution requirements. However, distributions may limit our ability to rely upon rental payments from our properties or subsequently acquired properties to finance investments, acquisitions or new developments.
Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. Moreover, the Tax Cuts and Jobs Act (the “2017 Tax Act”) amends the Code such that income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create timing differences between net taxable income and the receipt of cash attributable to such income. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.
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
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with lessees are not characterized as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. In addition, rents received by us from a lessee will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of the lessee’s stock, capital or profits. We will be treated as owning, under the applicable attribution rules, 10% or more of a lessee’s stock, capital or profits at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of the lessee’s stock, capital or profits. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from a tenant of ours to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to a tenant of ours. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax (including any applicable minimum tax) on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax law could materially adversely affect our stockholders. In particular, the 2017 Tax Act, which generally takes effect for taxable years after December 31, 2017, significantly reforms the Code with respect to the taxation of both individuals and corporate entities (although certain changes will expire at the end of 2025) and the tax consequences of such changes as they apply to us and our stockholders may differ, in some cases materially, from the consequences under the laws in effect prior to January 1, 2018. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum income tax rate applicable to “qualified dividends” payable by non-REIT corporations to domestic stockholders taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. For taxable years after December 31, 2017 and continuing through 2025, the 2017 Tax Act temporarily reduces the maximum individual federal income tax rate from 39.6% to 37% and the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common shares that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Although not adversely affecting the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
Our ownership of and relationship with any taxable REIT subsidiaries that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. Effective January 1, 2018, such overall limitation on the value of a REIT’s total assets consisting of stock or securities of one or more TRSs will be reduced to 20%. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns, but as a result of the enactment of the 2017 Tax Act, effective for taxable years after December 31, 2017, net operating loss (“NOL”) carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the 2017 Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2017, our investment portfolio consisted of 507 real estate properties held for investment (consisting of (i) 384 skilled nursing/transitional care facilities, (ii) 88 Senior Housing - Leased communities, (iii) 13 Senior Housing - Managed communities and (iv) 22 specialty hospitals and other facilities), one investment in a direct financing lease, 22 investments in loans receivable (consisting of (i) two mortgage loans, (ii) two construction loans, (iii) two mezzanine loans, (iv) one pre-development loan and (v) 15 other loans), 12 preferred equity investments and one investment in a specialty valuation firm. As of December 31, 2017, our real estate properties held for investment included 53,558 beds/units, spread across the U.S. and Canada. As of December 31, 2017, the substantial majority of our real estate properties (excluding 13 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years.

The following table displays the expiration of annualized straight-line rental revenues under our lease agreements as of December 31, 2017 by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter	Total
Skilled Nursing/Transitional Care (1)
Properties	8	—	37	9	23	54	27	20	20	68	117	383
Beds/Units	884	—	4,674	1,175	2,482	6,675	2,766	2,174	2,248	6,825	13,320	43,223
Annualized Revenues	$4,658	$—	$34,632	$7,956	$39,228	$70,258	$26,088	$14,458	$22,990	$54,831	$196,912	$472,011
Senior Housing - Leased (1)
Properties	—	—	—	2	15	3	9	13	1	13	32	88
Beds/Units	—	—	—	163	1,027	393	667	920	100	692	4,175	8,137
Annualized Revenues	$—	—	$—	$1,070	$9,825	$3,254	$7,087	$10,452	$633	$9,596	$57,239	$99,156
Specialty Hospitals and Other
Properties	—	—	12	—	—	—	—	—	—	6	4	22
Beds/Units	—	—	258	—	—	—	—	—	—	652	175	1,085
Annualized Revenues	$—	—	$4,949	$—	$—	$—	$—	$—	$—	$32,847	$12,975	$50,771

Total Properties	8	—	49	11	38	57	36	33	21	87	153	493

Total Beds/Units	884	—	4,932	1,338	3,509	7,068	3,433	3,094	2,348	8,169	17,670	52,445

Total Annualized Revenues	$4,658	$—	$39,581	$9,026	$49,053	$73,512	$33,175	$24,910	$23,623	$97,274	$267,126	$621,938

% of Revenue	0.7%	—%	6.4%	1.5%	7.9%	11.8%	5.3%	4.0%	3.8%	15.6%	43.0%	100.0%

(1)	Excludes Senior Housing - Managed communities and one non-operational skilled nursing/transitional care facility.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated.

	Occupancy Percentage (1)
	Year Ended December 31,
	2017	2016	2015
Skilled Nursing/Transitional Care	84.0%	86.5%	87.0%
Senior Housing - Leased	87.8%	89.5%	90.3%
Senior Housing - Managed	90.6%	75.5%	82.5%
Specialty Hospitals and Other	79.2%	69.7%	75.1%

(1)
Occupancy percentages represent average operating occupancy for the periods indicated and are calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy for independent living facilities can be greater than 100% for a given period as multiple residents could occupy a single unit. Occupancy percentages presented include only stabilized facilities owned by Sabra as of the end of the respective period (i.e. facilities previously owned by CCP are not included for time periods prior to the closing of the CCP Merger). Occupancy is only included in periods subsequent to our acquisition and is presented one quarter in arrears, except for Senior Housing - Managed communities. All facility financial performance information was provided by, or derived solely from information provided by operators/tenants without independent verification by us.

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

Secured Indebtedness
Of our 507 properties held for investment, 30 are subject to secured indebtedness to third parties that, as of December 31, 2017, totaled approximately $259.2 million. See the discussion under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources—Secured Indebtedness” for further discussion regarding our secured indebtedness. As of December 31, 2017 and 2016, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2017	2016	2017	2016	Maturity Date
Fixed Rate	$160,702	$163,638	3.87%	3.87%	December 2021 - August 2051
Variable Rate	98,500	—	3.36%	—	July 2019
	$259,202	$163,638	3.68%	3.87%

(1)	Principal balance does not include deferred financing costs, net of $2.8 million and $2.9 million as of December 31, 2017 and 2016, respectively.

(2)	Weighted average effective rate includes private mortgage insurance.
Corporate Office
We are headquartered and have our corporate office in Irvine, California. We lease our corporate office from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see “Legal Matters” in Note 17, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

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

	Sales Price		Dividends Paid
	High	Low
2016
First Quarter	$21.71	$14.92	$0.41
Second Quarter	$23.55	$18.80	$0.42
Third Quarter	$26.40	$20.25	$0.42
Fourth Quarter	$25.17	$19.30	$0.42
2017
First Quarter	$28.01	$24.37	$0.42
Second Quarter	$29.10	$22.44	$0.43
Third Quarter	$24.60	$20.66	$0.3598913
Fourth Quarter	$22.10	$18.48	$0.5201087
At February 19, 2018, we had approximately 5,563 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2017.
On February 5, 2018, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2018 to stockholders of record as of February 15, 2018.
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Senior Notes Indentures and the credit agreement governing our Credit Facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the Senior Notes Indentures, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2017	2016	2015
Non-qualified ordinary dividends	$1.2288	$0.7027	$0.9446
Long-term capital gains	—	—	0.0171
Non-dividend distributions	0.5012	0.9673	0.6383
	$1.7300	$1.6700	$1.6000

	Year Ended December 31,
Preferred Stock	2017	2016	2015
Non-qualified ordinary dividends	$1.7813	$1.7813	$1.7496
Long-term capital gains	—	—	0.0317
	$1.7813	$1.7813	$1.7813

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2017. The graph assumes that $100 was invested at the close of market on December 31, 2012 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our merger with CCP and our other acquisitions and new investments from 2013 through 2017. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Balance sheet data:
Total real estate investments, net	$5,994,432	$2,009,939	$2,039,616	$1,645,805	$915,418
Loans receivable and other investments, net	$114,390	$96,036	$300,177	$251,583	$185,293
Cash and cash equivalents	$518,632	$25,663	$7,434	$61,793	$4,308
Total assets	$7,032,277	$2,265,919	$2,468,837	$2,046,165	$1,162,298
Secured debt, net	$256,430	$160,752	$174,846	$121,401	$139,103
Revolving credit facility	$641,000	$26,000	$255,000	$68,000	$135,500
Term loans, net	$1,190,774	$335,673	$264,229	$200,000	$—
Senior unsecured notes, net	$1,306,286	$688,246	$685,704	$683,167	$405,302
Total liabilities	$3,595,028	$1,250,310	$1,414,961	$1,104,342	$702,134
Total Sabra Health Care REIT, Inc. stockholders’ equity	$3,432,807	$1,015,574	$1,053,770	$941,866	$460,164

Operating data:
Total revenues	$405,647	$260,526	$238,864	$183,518	$134,780
Net income attributable to common stockholders	$148,141	$60,034	$69,171	$36,710	$25,749
Net income attributable to common stockholders per share, basic	$1.40	$0.92	$1.11	$0.79	$0.69
Net income attributable to common stockholders per share, diluted	$1.40	$0.92	$1.11	$0.78	$0.68

Other data:
Cash flows provided by operations	$133,486	$176,739	$121,101	$85,337	$62,099
Cash flows (used in) provided by investing activities	$(240,072)	$142,363	$(489,226)	$(826,472)	$(297,509)
Cash flows provided by (used in) financing activities	$598,817	$(300,898)	$314,078	$798,620	$222,617
Dividends declared and paid per common share	$1.73	$1.67	$1.60	$1.51	$1.36

Weighted-average number of common shares outstanding, basic	105,621,242	65,284,251	62,235,014	46,351,544	37,514,637
Weighted-average number of common shares outstanding, diluted—net income and FFO attributable to common stockholders	105,842,434	65,520,672	62,460,239	46,889,531	38,071,926
Weighted-average number of common shares outstanding, diluted—AFFO attributable to common stockholders	106,074,862	65,904,435	62,659,935	47,147,722	38,364,727
FFO attributable to common stockholders (1)	$211,267	$164,439	$132,411	$76,128	$59,030
Diluted FFO attributable to common stockholders per common share (1)	$2.00	$2.51	$2.12	$1.62	$1.55
AFFO attributable to common stockholders (1)	$242,278	$161,465	$133,913	$77,223	$57,942
Diluted AFFO attributable to common stockholders per common share (1)	$2.28	$2.45	$2.14	$1.64	$1.51

(1)
We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance for a REIT. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate depreciation and amortization, net of amounts related to noncontrolling interests, real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, net, non-cash interest income adjustments, non-cash interest expense, as well as other non-cash revenue and expense items (including non-cash portion of loss on extinguishment of debt, change in fair value of contingent consideration, provision for doubtful straight-line rental income, loan losses and other reserves, ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests), FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations.”

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
Our primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector using triple-net operating leases. We primarily generate revenues by leasing properties to tenants and owning properties operated by third-party property managers throughout the United States (“U.S.”) and Canada.
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; Senior Housing - Managed communities operated by third-party property managers pursuant to property management agreements; investments in loans receivable; and preferred equity investments.
In 2017 and early 2018, we completed a series of transactions—the CCP Merger, sales of facilities leased to Genesis, entry into our new Credit Facility, investment in the Enlivant Joint Venture, and acquisition of a portfolio of skilled nursing/transitional care facilities, each of which are detailed below—that have significantly enhanced our scale and increased our diversification. Following these transactions, we expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and with other tenants. We have entered into memoranda of understanding with Genesis to market for sale up to all of our remaining Genesis facilities and to restructure our lease agreements with Genesis to increase the marketability of these facilities to potential buyers. We expect to complete the sales of 46 of our remaining 54 Genesis facilities in 2018 and to retain eight facilities, although we cannot provide assurance that the sales will be completed in that timeframe, if at all.
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care communities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care and behavioral health facilities in the U.S. We have and expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of our investment portfolio by selectively disposing of underperforming facilities or working with new or existing operators to transfer underperforming but promising properties to new operators.
With respect to our debt and preferred equity investments, in general, we originate loans and make preferred equity investments when an attractive investment opportunity is presented and (a) the property is in or near the development phase, (b) the development of the property is completed but the operations of the facility are not yet stabilized or (c) the loan investment will provide capital to existing relationships. A key component of our development strategy related to loan originations and preferred equity investments is having the option to purchase the underlying real estate that is owned by our borrowers (and that directly or indirectly secures our loan investments) or by the entity in which we have an investment. These options become exercisable upon the occurrence of various criteria, such as the passage of time or the achievement of certain operating goals, and the method to determine the purchase price upon exercise of the option is set in advance based on the same valuation methods we use to value our investments in healthcare real estate. This proprietary development pipeline strategy allows us to diversify our revenue streams and build relationships with operators and developers, and provides us with the option to add new properties to our existing real estate portfolio if we determine that those properties enhance our investment portfolio and stockholder value at the time the options are exercisable.
We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which we are the sole general partner and our wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership.
Care Capital Properties, Inc. Merger
On May 7, 2017, Sabra, the Operating Partnership, PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Sabra (“Merger Sub”), CCP, and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly owned subsidiary of CCP, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on August 17, 2017, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into Sabra, with Sabra continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.
Pursuant to the Merger Agreement, as of the effective time of the CCP Merger, each share of CCP common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the CCP Merger (other than shares of CCP common stock owned directly by CCP, Sabra or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, par value $0.01 per share, plus cash in lieu of any fractional shares.
The acquisition of CCP has been reflected in our consolidated financial statements since the effective date of the CCP
Merger.
On September 7, 2017, Sabra announced its strategy to reposition the CCP portfolio, which includes a combination of lease modifications (including between $28.2 million and $31.2 million of reduction in rents), working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities.
As a result of the CCP Merger, we have increased our tenant diversification by operator and geography, including decreasing concentration from our top five relationships. In addition, shortly following the closing of the CCP Merger, we received investment grade ratings from Standard & Poor’s and Fitch and a two notch upgrade from Moody’s, which provided an immediate improvement in our cost of debt under our Revolving Credit Facility.
See Note 3, “CCP Merger and Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding the CCP Merger.

Acquisitions
During the year ended December 31, 2017, we invested $426.8 million for the acquisition of 22 skilled nursing/transitional care facilities located in three states and two senior housing communities located in two states. See Note 3, “CCP Merger and Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
In connection with the acquisition of a portfolio of 21 skilled nursing/transitional care facilities, we entered into a definitive agreement to acquire two additional skilled nursing/transitional care facilities from the seller for a purchase price of $42.8 million; the acquisition of the two additional facilities closed in January 2018.
Dispositions
During the year ended December 31, 2017, we completed the sale of 31 skilled nursing/transitional care facilities, including 24 facilities previously leased to Genesis, and one senior housing community for aggregate consideration of $150.2 million, net of closing costs. The net carrying value of the assets and liabilities of these facilities was $98.2 million, which resulted in an aggregate $52.0 million net gain on sale.
Senior Housing - Managed Properties
During the year ended December 31, 2017, we terminated the lease of nine senior housing real estate investments in Canada and concurrently entered into a management agreement with Sienna Senior Living (“Sienna”), whereby we own the operations, through a wholly owned foreign taxable REIT subsidiary, of the communities and the communities are operated by Sienna.
Enlivant Joint Venture
On January 2, 2018, we completed our transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, to acquire a 49% equity interest in an entity that collectively owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). We contributed $352.7 million for the 49% noncontrolling interest, which implies an aggregate portfolio value for the Enlivant Joint Venture of $1.49 billion. The Enlivant Joint Venture has outstanding indebtedness of $791.3 million for the portfolio and net working capital of $22.9 million. We financed this investment with proceeds from our Revolving Credit Facility. The joint venture agreement includes an option for us to acquire the remaining majority interest in the Enlivant Joint Venture which terminates on January 2, 2021. Our partner in the Enlivant Joint Venture has the option to transfer its interest commencing on January 2, 2020 subject to our right of first offer. In addition, Sabra has the right to designate three directors on the seven member boards of directors of the Enlivant Joint Venture and has other customary minority rights.
Additionally on January 2, 2018, we acquired 11 senior housing communities under the Senior Housing - Managed structure that are operated by Enlivant pursuant to property management agreements for $138.3 million, which includes net working capital of $14.1 million, financed with proceeds from our Revolving Credit Facility.
Credit Facility
Effective on August 17, 2017, we and certain of our subsidiaries entered into the Credit Facility. See “—Liquidity and Capital Resources—Loan Agreements—Credit Facility.”
Common Stock Issuance
During September and October 2017, we issued 18.4 million newly issued shares of our common stock through an underwritten public offering. See “—Liquidity and Capital Resources.”
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
GAAP requires us to identify entities for which control is achieved through voting rights or other means and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If we were determined to be the primary beneficiary of the VIE, we would consolidate investments in the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.
As of December 31, 2017, we determined that we were the primary beneficiary of 19 VIEs—18 exchange accommodation titleholder variable interest entities and a joint venture variable interest entity owning one skilled nursing/transitional care facility—and we have consolidated the operations of these entities in the accompanying consolidated financial statements. As of December 31, 2017, we determined that the operations of these entities were not material to our results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower’s expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2017, none of our investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, we assess any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. We also apply this guidance to managing member interests in limited liability companies. We reassess our determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2017, our determination of which entity controls our investments in joint ventures has not changed as a result of any reassessment.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by us (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis. The acquisition value of land, building and improvements are included in real estate investments on the consolidated balance sheets. The acquisition value of above market lease, tenant origination and absorption costs and tenant relationship intangible assets is included in lease intangible assets, net on the consolidated balance sheets. The acquisition value of below market lease intangible liabilities is included in lease intangible liabilities, net on the consolidated balance sheets. Acquisition costs associated with real estate acquisitions deemed asset acquisitions are capitalized, and costs associated with real estate acquisitions deemed business combinations are expensed as incurred. We capitalized $1.0 million and $0.3 million of acquisition costs during the years ended December 31, 2017 and 2016, respectively. Restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2017, 2016 and 2015, we expensed $30.3 million, $1.2 million and $7.0 million, respectively, of merger and acquisition costs.

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
Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are probability-weighted based on our best estimates as of the date of evaluation. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. During the year ended December 31, 2017, we recorded an impairment loss of $1.3 million related to one skilled nursing/transitional care facility. During the year ended December 31, 2016, we recorded an impairment loss of $29.8 million related to our Forest Park - Frisco real estate investment. This facility was subsequently disposed of during the year ended December 31, 2016. We did not record any impairment losses on our real estate investments during the year ended December 31, 2015.
Revenue Recognition
We recognize rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured. Certain of our leases provide for contingent rents equal to a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the applicable base amount or other threshold.
We make estimates of the collectability of our tenant receivables related to base rents, straight-line rent and other revenues. When we analyze accounts receivable and evaluate the adequacy of the allowance for doubtful accounts, we consider such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Specifically for straight-line rent receivables, our assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. When a tenant is in bankruptcy, we record a provision for doubtful accounts for management’s estimate of the tenant’s receivable balance that is uncollectible and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. Our collectability estimates for straight-line rent receivables include an assessment at the individual or master lease level as well as at an overall portfolio level.
Revenue from resident fees and services is recorded monthly as services are provided and includes resident room and care charges and other resident charges.
Loans Receivable and Interest Income
Loans Receivable
Loans receivable are reflected at amortized cost on our consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized discounts, costs and fees directly associated with the origination of the loan.
Loans acquired in connection with a business combination are recorded at their acquisition date fair value. We determine the fair value of loans receivable based on estimates of expected discounted cash flows, collateral, credit risk and other factors. A valuation allowance is not established at the acquisition date, as the amount of estimated future cash flows reflects our judgment regarding their uncertainty. The difference between the acquisition date fair value and the total expected cash flows is recognized as interest income using the effective interest method over the life of the applicable loan. Any unamortized balances are immediately recognized in income if the loan is repaid before its contractual maturity.

On a quarterly basis, we evaluate the collectability of our loan portfolio, including related interest income receivable, and establish a reserve for loan losses. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for doubtful accounts and loan losses on our consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
An asset-specific reserve relates to reserves for losses on loans considered impaired and interest income receivable that is deemed uncollectible. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement resulting from the borrower’s failure to repay contractual amounts due, the granting of a concession by us or our expectation that we will receive assets with fair values less than the carrying value of the loan in satisfaction of the loan. If a loan is considered to be impaired, a reserve is established when the carrying value of that loan is greater than the present value of payments expected to be received, the observable market prices for similar instruments, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or other amounts expected to be received in satisfaction of the loan. As of December 31, 2017, we did not consider any loans receivable investments to be impaired. We recorded a provision for loan losses of $4.8 million related to two loans receivable investments during the year ended December 31, 2017, both of which were repaid as of December 31, 2017. As of December 31, 2016, we considered three loans receivable investments with an aggregate principal balance of $17.4 million to be impaired and recorded a provision for loan losses of $3.1 million related to four loans receivable investments, one of which was partially repaid prior to December 31, 2016 through the foreclosure of the related real estate asset. During the year ended December 31, 2015, we recorded a $2.6 million specific loan loss reserve and a $1.8 million portfolio-based loan loss reserve.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but we do not know which specific loans within the pool will ultimately result in losses. The required reserve balances for this pool of loans is derived based on estimated probabilities of default and estimated loss severities assuming a default occurs. As of December 31, 2017 and 2016, our portfolio-based loan loss reserve totaled $0.1 million and $0.4 million, respectively.
Interest Income
Interest income on our loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status, and we will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine that the collection of interest according to the contractual terms of the loan or through the receipts of assets in satisfaction of contractual amounts due is probable, we will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, we may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell. As of December 31, 2017, one loan receivable with a book value of $0 was on nonaccrual status.
Preferred Equity Investments and Preferred Return
Preferred equity investments are accounted for at unreturned capital contributions, plus accrued and unpaid preferred returns. We recognize preferred return income on a monthly basis based on the outstanding investment including any previously accrued and unpaid return. As a preferred member of the preferred equity joint ventures in which we participate, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to currently pay the accrued preferred return.
Income Taxes
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
As a result of certain investments, we now record income tax expense or benefit with respect to certain of our entities that are taxed as taxable REIT subsidiaries under provisions similar to those applicable to regular corporations and not under the REIT provisions.
     We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
We evaluate our tax positions using a two-step approach: step one (recognition) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. We will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of December 31, 2017, our investment portfolio consisted of 507 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, 12 preferred equity investments and one investment in a specialty valuation firm. As of December 31, 2016, our investment portfolio consisted of 183 real estate properties held for investment, 10 investments in loans receivable and 12 preferred equity investments. As of December 31, 2015, our investment portfolio consisted of 180 real estate properties held for investment, 17 investments in loans receivable and 10 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods in comparison to the corresponding prior periods as a result of owning acquired investments for an entire period, the anticipated future acquisition of additional investments and completion of the CCP Merger. The results of operations presented are not directly comparable due to ongoing acquisition activity.

Comparison of results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$364,191	$225,275	$138,916	62%	$146,865	$(7,949)
Interest and other income	15,026	27,463	(12,437)	(45)%	(13,022)	585
Resident fees and services	26,430	7,788	18,642	239%	—	18,642
Expenses:
Depreciation and amortization	113,882	68,472	45,410	66%	39,170	6,240
Interest	88,440	64,873	23,567	36%	24,061	(494)
Operating expenses	17,860	5,703	12,157	213%	—	12,157
General and administrative	32,401	17,672	14,729	83%	7,654	7,075
Merger and acquisition costs	30,255	1,197	29,058	2,428%	29,058	—
Provision for doubtful accounts and loan losses	17,113	5,543	11,570	209%	—	11,570
Impairment of real estate	1,326	29,811	(28,485)	(96)%	(28,485)	—
Other income (expense):
Loss on extinguishment of debt	(553)	(556)	3	(1)%	—	3
Other income	3,170	10,677	(7,507)	(70)%	—	(7,507)
Net gain (loss) on sales of real estate	52,029	(6,122)	58,151	NM	58,151	—

(1)
Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of the CCP Merger and investments/dispositions made after January 1, 2016.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 that is not a direct result of the CCP Merger and investments/dispositions made after January 1, 2016.

Rental Income
During the year ended December 31, 2017, we recognized $364.2 million of rental income compared to $225.3 million for the year ended December 31, 2016. The $138.9 million net increase in rental income is primarily due to (i) an increase of $146.9 million from investment activity, consisting of $129.9 million from properties acquired in the CCP Merger and $20.8 million from other properties acquired after January 1, 2016 partially offset by a decrease of $3.8 million from properties disposed of after January 1, 2016 and (ii) a decrease of $7.6 million due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities during the year ended December 31, 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2017 and 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income from our direct financing lease. During the year ended December 31, 2017, we recognized $15.0 million of interest and other income compared to $27.5 million for the year ended December 31, 2016. The $12.4 million decrease is primarily due to a decrease of $17.2 million primarily related to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the year ended December 31, 2017. Both loans were repaid during the year ended December 31, 2016. The decrease is partially offset by an increase of $6.3 million related to interest income from loans receivable investments, income from a direct financing lease and income from the specialty valuation firm acquired in the CCP Merger.
Resident Fees and Services
During the year ended December 31, 2017, we recognized $26.4 million of resident fees and services compared to $7.8 million for the year ended December 31, 2016. The increase of $18.6 million is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.

Depreciation and Amortization
During the year ended December 31, 2017, we incurred $113.9 million of depreciation and amortization expense compared to $68.5 million for the year ended December 31, 2016. The $45.4 million net increase in depreciation and amortization expense is primarily due to increases of (i) $35.7 million from properties acquired in the CCP Merger, (ii) $6.1 million from other properties acquired after January 1, 2016, (iii) $1.8 million due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed communities and (iv) $4.7 million due to the acceleration of lease intangible amortization related to five skilled nursing/transitional care facilities transitioned to a new operator, partially offset by decreases of $2.6 million from properties disposed of after January 1, 2016 and $0.3 million from fully depreciated assets.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2017, we incurred $88.4 million of interest expense compared to $64.9 million for the year ended December 31, 2016. The $23.6 million net increase is primarily related to (i) a $11.1 million increase in interest expense related to two senior unsecured notes assumed in the CCP Merger (see Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information), (ii) a $9.3 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $1.7 million increase in non-cash interest expense related to our interest rate hedges and (iv) a $1.3 million increase in interest expense related to the borrowings outstanding on our Revolving Credit Facility.
Operating Expenses
During the year ended December 31, 2017, we recognized $17.9 million of operating expenses compared to $5.7 million for the year ended December 31, 2016. The increase of $12.2 million is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the year ended December 31, 2017, general and administrative expenses were $32.4 million compared to $17.7 million for the year ended December 31, 2016. The $14.7 million increase is primarily related to (i) $5.5 million of transition expenses for the CCP Merger primarily consisting of salaries and severance benefits, (ii) a $4.4 million increase in legal and professional fees primarily due to the management of the increased number of investments, (iii) a $2.2 million increase in payroll expense primarily due to the increased number of employees and (iv) $2.2 million in expenses incurred by our specialty valuation firm, partially offset by a $0.9 million decrease in stock-based compensation expense.  Stock-based compensation expense decreased primarily because our executive officers did not participate in any annual bonus program in 2017 due to the pendency of the CCP Merger and were instead granted year-end equity awards subject to a multi-year vesting period in lieu of annual stock-based bonus awards. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation. We do not expect transition expenses related to the CCP Merger to be material in the future.
Merger and Acquisition Costs
During the year ended December 31, 2017, we recognized $30.3 million of merger and acquisition costs compared to $1.2 million for the year ended December 31, 2016. The increase of $29.1 million is primarily due to costs related to the CCP Merger. We expect expensed merger and acquisition costs to fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations.
Provision for Doubtful Accounts and Loan Losses
During the year ended December 31, 2017, we recognized $17.1 million in provision for doubtful accounts and loan losses. The $17.1 million provision is primarily due to a $10.5 million increase in reserves on straight-line rental income, a $4.5 million increase in loan loss reserves, a $1.8 million reserve for other tenant-related receivables and a $0.3 million increase in reserves on cash interest on loans. During the year ended December 31, 2016, we recognized $5.5 million in provision for doubtful accounts and loan losses, which is primarily comprised of a $3.5 million increase in general reserves on straight-line rental income, $1.8 million related to an increase in loan loss reserves and $0.5 million reserve for other tenant-related receivables, partially offset by a $0.3 million recovery on previously reserved cash rents.

Impairment of Real Estate
During the year ended December 31, 2017, we recognized $1.3 million of impairment of real estate related to one skilled nursing/transitional care facility. During the year ended December 31, 2016, we recognized $29.8 million of impairment of real estate related to the sale of the Forest Park - Frisco hospital. See Note 5, “Dispositions,” in the Notes to Consolidated Financial Statements for additional information.
Loss on Extinguishment of Debt
During the year ended December 31, 2017, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Credit Facility (as defined below). We recognized a $0.6 million loss on extinguishment of debt during the year ended December 31, 2016 related to write-offs of deferred financing costs in connection with amending the 2014 revolving credit facility and 2015 Canadian term loan.
Other Income
During the year ended December 31, 2017, we recognized $3.2 million in other income. Of the $3.2 million of other income, $2.6 million was due to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (of which one was owned as of December 31, 2017) and $0.4 million related to other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property. During the year ended December 31, 2016, we recognized $10.7 million in other income, of which $7.4 million related to the amortization of lease termination payments related to the same memorandum of understanding with Genesis, $1.5 million related to other income as a result of the net impact of adjusting the fair value of our contingent consideration arrangements related to the acquisition of a portfolio of real estate properties and two senior housing communities, $0.8 million related to ineffectiveness gain related to our LIBOR interest rate swaps, $0.4 million related to the lease termination fee related to the sale of one skilled nursing/transitional care facility and $0.3 million related to the gain on sale of 48 skilled nursing beds.
Net Gain (Loss) on Sales of Real Estate
During the year ended December 31, 2017, we recognized an aggregate net gain on the sale of real estate of $52.0 million, which consisted of a $54.6 million gain related to the disposition of 23 skilled nursing/transitional care facilities and one senior housing community, offset by a loss of $2.6 million due to the sale of eight skilled nursing/transitional care facilities. During the year ended December 31, 2016, we recognized an aggregate net loss on the sale of real estate of $6.1 million, which consisted of a $9.0 million loss related to the disposition of two skilled nursing/transitional care facilities and the Forest Park - Frisco hospital, offset by a gain of $2.9 million due to the sale of two skilled nursing/transitional care facilities. See Note 5, “Dispositions,” in the Notes to Consolidated Financial Statements for additional information.

Comparison of results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2016	2015
Revenues:
Rental income	$225,275	$209,851	$15,424	7%	$16,859	$(1,435)
Interest and other income	27,463	25,505	1,958	8%	2,968	(1,010)
Resident fees and services	7,788	3,508	4,280	122%	4,660	(380)
Expenses:
Depreciation and amortization	68,472	63,079	5,393	9%	5,046	347
Interest	64,873	59,218	5,655	10%	—	5,655
Operating expenses	5,703	2,576	3,127	121%	3,312	(185)
General and administrative	17,672	16,093	1,579	10%	—	1,579
Merger and acquisition costs	1,197	7,023	(5,826)	(83)%	(5,826)	—
Provision for doubtful accounts and loan losses	5,543	12,842	(7,299)	(57)%	—	(7,299)
Impairment of real estate	29,811	—	29,811	NM	29,811	—
Other income (expense):
Loss on extinguishment of debt	(556)	—	(556)	NM	—	(556)
Other income	10,677	2,260	8,417	NM	—	8,417
Net loss on sales of real estate	(6,122)	(161)	(5,961)	NM	(5,961)	—

(1)	Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of investments/dispositions made after January 1, 2015.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 that is not a direct result of investments/dispositions made after January 1, 2015.

Rental Income
During the year ended December 31, 2016, we recognized $225.3 million of rental income compared to $209.9 million for the year ended December 31, 2015. The $15.4 million increase in rental income is primarily due to an increase of $28.3 million from properties acquired after January 1, 2015, offset by a decrease of $11.4 million from properties disposed of after January 1, 2015. The remaining decrease of $1.5 million is primarily due to the transitioning of one senior housing community to a new operator and the resulting modification of the lease. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2016 and 2015.
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
Resident Fees and Services
During the year ended December 31, 2016, we recognized $7.8 million of resident fees and services compared to $3.5 million for the year ended December 31, 2015. The increase of $4.3 million is due to the investment in one additional Senior Housing - Managed property in November 2015.
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

Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2016, we incurred $64.9 million of interest expense compared to $59.2 million for the year ended December 31, 2015. The $5.7 million net increase is primarily related to (i) a $3.0 million increase in interest expense related to our U.S. dollar term loan as a result of increasing U.S. dollar term loan borrowings from $200.0 million to $245.0 million, partially offset by a reduction in the interest rate from 3.03% to 2.85%, (ii) a $2.1 million increase in interest expense related to the Canadian dollar term loan as a result of increasing Canadian dollar term loan borrowings from CAD $90.0 million to CAD $125.0 million, partially offset by a reduction in the interest rate from 4.19% to 3.35% and (iii) a $1.4 million increase in interest expense primarily due to the increased average balance outstanding on secured debt borrowings. The increases are partially offset by a $0.8 million decrease in interest expense related to the borrowings outstanding on our Prior Revolving Credit Facility (as defined below).
Operating Expenses
During the year ended December 31, 2016, we recognized $5.7 million of operating expenses compared to $2.6 million for the year ended December 31, 2015. The increase of $3.1 million is due to the investment in a Senior Housing - Managed property in November 2015.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the year ended December 31, 2016, general and administrative expenses were $17.7 million compared to $16.1 million for the year ended December 31, 2015. The $1.6 million increase is primarily related to (i) a $1.4 million increase in stock-based compensation expense, (ii) a $0.7 million increase in legal and professional fees due to the increased number of investments and (iii) a $0.1 million increase in payroll related expenses due to the increased number of employees. The increases are partially offset by a $0.4 million decrease in facility operating expenses associated with transitioning two assets to new operators. The increase in stock-based compensation expense, from $6.1 million during the year ended December 31, 2015 to $7.5 million during the year ended December 31, 2016, is primarily related to the change in our stock price during the year ended December 31, 2016 (an increase of $4.19 per share) compared to the year ended December 31, 2015 (a decrease of $10.14 per share). We issued stock to employees who elected to receive annual bonuses in stock rather than in cash, and therefore changes in our stock price will result in changes to our bonus expense.
Merger and Acquisition Costs
During the year ended December 31, 2016, we recognized merger and acquisition costs of $1.2 million compared to $7.0 million for the year ended December 31, 2015. The higher merger and acquisition costs during the year ended December 31, 2015 primarily related to the acquisitions of a portfolio of nine senior housing communities located in Canada and a portfolio of four skilled nursing/transitional care facilities located in Maryland.
Provision for Doubtful Accounts and Loan Losses
During the year ended December 31, 2016, we recognized $5.5 million in provision for doubtful accounts and loan losses. The $5.5 million provision is primarily due to a $3.5 million increase in reserves on straight-line rental income, $1.8 million related to an increase in loan loss reserves and a $0.5 million reserve for other tenant-related receivables, partially offset by a $0.3 million recovery on previously reserved cash rents. During the year ended December 31, 2015, we recognized $12.8 million in provision for doubtful accounts and loan losses. Of the $12.8 million provision, $8.2 million was due to reserves on rental income primarily related to our Forest Park - Frisco tenant. The remaining balance of $4.6 million related to loan loss reserves.
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

Other Income
During the year ended December 31, 2016, we recognized $10.7 million in other income. Of the $10.7 million of other income, $7.4 million is due to the amortization of lease termination payments related to a memorandum of understanding we entered into with Genesis regarding five Genesis facilities (of which one was owned as of December 31, 2017), $1.5 million relates to other income as a result of the net impact of adjusting the fair value of our contingent consideration arrangements related to the acquisition of a portfolio of real estate properties and two senior housing communities, $0.8 million relates to an ineffectiveness gain related to our LIBOR interest rate swaps, $0.4 million relates to the lease termination fee related to the sale of one skilled nursing/transitional care facility and $0.3 million relates to gain on the sale of 48 skilled nursing beds. During the year ended December 31, 2015, we recognized $2.3 million in other income due to a $1.6 million adjustment to the fair value of our contingent consideration liability primarily related to one acquisition of real estate properties and a $0.7 million gain upon consolidation of a variable interest entity.
Net Loss on Sales of Real Estate
During the year ended December 31, 2016, we recognized a net loss on the sale of real estate of $6.1 million, which consisted of a $9.0 million loss related to the disposition of two skilled nursing/transitional care facilities and the Forest Park - Frisco hospital, offset by a gain of $2.9 million due to the sale of two skilled nursing/transitional care facilities. During the year ended December 31, 2015, we recognized a net loss on the sale of real estate of $0.2 million made up of a $3.9 million loss related to the disposition of one skilled nursing facility, offset by a gain of $3.7 million related to the disposition of four skilled nursing/transitional care facilities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense, as well as other non-cash revenue and expense items (including non-cash portion of loss on extinguishment of debt, change in fair value of contingent consideration, provision for doubtful straight-line rental income, loan losses and other reserves, ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2017, 2016 and 2015, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$148,141	$60,034	$69,171
Depreciation and amortization of real estate assets	113,882	68,472	63,079
Depreciation and amortization of real estate assets related to noncontrolling interests	(53)	—	—
Net (gain) loss on sales of real estate	(52,029)	6,122	161
Impairment of real estate	1,326	29,811	—

FFO attributable to common stockholders	211,267	164,439	132,411

Merger and acquisition costs (1)	30,255	1,197	7,023
Stock-based compensation expense	7,017	7,496	6,123
Straight-line rental income adjustments	(29,440)	(21,984)	(24,320)
Amortization of above and below market lease intangibles, net	(912)	—	—
Non-cash interest income adjustments	(769)	582	626
Non-cash interest expense	7,776	5,678	5,279
Non-cash portion of loss on extinguishment of debt	553	556	—
Change in fair value of contingent consideration	(426)	(1,526)	(1,550)
Provision for doubtful straight-line rental income, loan losses and other reserves	16,854	5,833	9,031
Other non-cash adjustments (2)	103	(806)	(710)

AFFO attributable to common stockholders	$242,278	$161,465	$133,913

FFO attributable to common stockholders per diluted common share	$2.00	$2.51	$2.12

AFFO attributable to common stockholders per diluted common share	$2.28	$2.45	$2.14

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	105,842,434	65,520,672	62,460,239

AFFO attributable to common stockholders	106,074,862	65,904,435	62,659,935

(1)
Merger and acquisition costs incurred during the year ended December 31, 2017 primarily relate to the CCP Merger. Merger and acquisition costs include $1.4 million of stock-based compensation expense related to former CCP employees.

(2)	Other non-cash adjustments include ineffectiveness gain/loss on derivative instruments and other non-cash income/loss.
Set forth below is additional information related to certain other items included in FFO and AFFO attributable to common stockholders above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in FFO and AFFO Attributable to Common Stockholders:

•
During the year ended December 31, 2017, we incurred $30.3 million of merger and acquisition costs, primarily in connection with the CCP Merger. This entire amount is included in FFO for the year ended December 31, 2017.

•
During the year ended December 31, 2017, we incurred $5.5 million of transition expenses in connection with the CCP Merger primarily consisting of salaries and severance benefits. This entire amount is included in FFO and AFFO for the year ended December 31, 2017.

•
During the year ended December 31, 2017, we recognized $17.1 million in provision for doubtful accounts. Loan loss reserves increased by $4.5 million, reserves on straight-line rental income increased by $10.5 million, reserves for other tenant-related receivables increased $1.8 million and reserves for interest income increased by $0.3 million during the year ended December 31, 2017. These amounts in their entirety are included in FFO for the year ended December 31, 2017 and $0.3 million is included in AFFO for the year ended December 31, 2017.

•
During the year ended December 31, 2017, we incurred $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the Prior Credit Facility. This entire amount is included in FFO for the year ended December 31, 2017.

•
During the year ended December 31, 2017, we recognized $3.2 million of other income. Other income primarily includes $2.6 million related to the amortization of lease termination payments related to a memorandum of understanding entered into with Genesis regarding five Genesis facilities (of which one was owned as of December 31, 2017) and $0.4 million related to adjusting the fair value of our contingent consideration liability related to the acquisition of a senior housing community. These amounts in their entirety are included in FFO for the year ended December 31, 2017, and $2.8 million is included in AFFO for the year ended December 31, 2017.

•
During the year ended December 31, 2016, we incurred $1.2 million of merger and acquisition costs, including $0.6 million of costs not typically incurred related to the acquisition of one skilled nursing/transitional care facility. This entire amount is included in FFO for the year ended December 31, 2016.

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

•
During the year ended December 31, 2016, we incurred $0.6 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the 2014 revolving credit facility and the 2015 Canadian term loan. This entire amount is included in FFO for the year ended December 31, 2016.

•
During the year ended December 31, 2016, we recognized $10.7 million of other income. Of the $10.7 million, $7.7 million is due to lease termination payments related to two tenants, $1.5 million is due to adjusting the fair value of our contingent consideration arrangements related to three acquisitions of real estate properties, $0.8 million relates to an ineffectiveness gain related to our LIBOR interest rate swaps and $0.3 million is due to the gain on sale of 48 skilled nursing beds. This entire amount is included in FFO for the year ended December 31, 2016, and $8.3 million is included in AFFO for the year ended December 31, 2016.

•
During the year ended December 31, 2015, we recognized $0.4 million of facility operating expenses associated with transitioning two assets to new operators. This entire amount is included in FFO and AFFO for the year ended December 31, 2015.

•
During the year ended December 31, 2015, we incurred $7.0 million of merger and acquisition costs, including $4.8 million of costs not typically incurred related to the acquisitions of a portfolio of nine senior housing communities located in Canada and a portfolio of four skilled nursing/transitional care facilities located in Maryland. This entire amount is included in FFO for the year ended December 31, 2015.

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

Liquidity and Capital Resources
As of December 31, 2017, we had approximately $877.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $518.4 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $359.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125 million), subject to terms and conditions. Subsequent to December 31, 2017, we closed on our investment in the Enlivant Joint Venture and on our acquisitions of 11 senior housing communities under the Senior Housing - Managed structure that are operated by Enlivant pursuant to property management agreements and two additional skilled nursing/transitional care facilities, and we funded these closings using $515.8 million of cash and $18.0 million of proceeds from our Revolving Credit Facility.
We have filed a shelf registration statement with the SEC that expires in January 2020, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.

On September 28, 2017, we completed an underwritten public offering of 16.0 million newly issued shares of our common stock pursuant to an effective registration statement. The underwriters exercised their option to purchase additional shares, and on October 2, 2017, we issued an additional 2.4 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $370.9 million from the offering, after giving effect to the issuance and sale of all 18.4 million shares of common stock, at a price of $21.00 per share. These proceeds were used to repay borrowings outstanding under our Revolving Credit Facility.
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our Senior Notes, secured indebtedness on our properties, and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures significantly limit our ability to use our available liquidity for these purposes.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $133.5 million for the year ended December 31, 2017. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of merger and acquisition costs both incurred and assumed in connection with the CCP Merger and general and administrative expenses, including corporate overhead. In addition, we used the $77.9 million of cash acquired in the CCP Merger for payments on the assumed merger and acquisition costs and additional liabilities assumed. We expect our annualized cash flows provided by operating activities to increase as a result of the CCP Merger and other completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the year ended December 31, 2017, net cash used in investing activities was $240.1 million and consisted of $419.9 million used in the acquisition of 22 skilled nursing/transitional care facilities and two senior housing communities, $17.2 million used to provide additional funding for existing loans receivable, $2.7 million used to fund preferred equity investments and $7.0 million used for tenant improvements, partially offset by $92.7 million in sales proceeds related to the disposition of 31 skilled nursing/transitional care facilities and one senior housing community, $77.9 million in cash acquired in the CCP Merger, $32.4 million in repayments of loans receivable and $3.8 million in repayments of preferred equity investments.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the year ended December 31, 2017, net cash provided by financing activities was $598.8 million and included $366.8 million in net proceeds from the common stock offering less payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, net borrowings on our Revolving Credit Facility of $253.0 million and $181.0 million in proceeds from U.S. dollar term loans, partially offset by $182.1 million of dividends paid to stockholders, $15.3 million of payments for deferred financing costs primarily associated with the new Credit Facility and $4.1 million of principal repayments of secured debt.
Loan Agreements
2021 Notes. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (the “Issuers”), issued $350.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “Original 2021 Notes”), providing net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (together with the Original 2021 Notes, the “2021 Notes”), providing net proceeds of approximately $145.6 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses and a yield-to-maturity of 5.593%.

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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2017, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
The Credit Facility includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion, subject to terms and conditions.
The obligations of the Borrowers under the Credit Facility are guaranteed by us and certain of our subsidiaries.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of December 31, 2017, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 507 properties held for investment, 30 are subject to secured debt to third parties that, as of December 31, 2017, totaled approximately $259.2 million. As of December 31, 2017 and December 31, 2016, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal as of December 31, 2017 (1)	Principal as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at December 31, 2017 (2)	Maturity Date
Fixed Rate	$160,702	$163,638	3.87%	December 2021 - August 2051
Variable Rate	98,500	—	3.36%	July 2019
	$259,202	$163,638	3.68%

(1)	Principal balance does not include deferred financing costs, net of $2.8 million and $2.9 million as of December 31, 2017 and 2016, respectively.

(2)	Weighted average effective rate includes private mortgage insurance.
On August 17, 2017, in connection with the CCP Merger, we assumed a $98.5 million secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.
Capital Expenditures
For the years ended December 31, 2017, 2016 and 2015, our aggregate capital expenditures were $7.0 million, $1.0 million, and $3.7 million, respectively. The capital expenditures for the years ended December 31, 2017, 2016 and 2015, include $0.2 million, $0.1 million and $35,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $66.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $182.1 million on our common and preferred stock during the year ended December 31, 2017. On February 5, 2018, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2018 to stockholders of record as of February 15, 2018. Also, on February 5, 2018, our board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 28, 2018 to stockholders of record as of the close of business on February 15, 2018.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 507 real estate properties held for investment as of December 31, 2017 is diversified by location across the U.S. and Canada.
The following table provides information regarding significant tenant relationships representing 10% or more of our total revenues for the year ended December 31, 2017 (dollars in thousands):

	As of December 31, 2017			For the year ended December 31, 2017
	Number of Investments	% of Total Assets	% of Total Investments (1)	% of Total Revenues
Genesis Healthcare, Inc.	54	3.5%	5.9%	19.8%
Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2017, 62.8% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
The current system of 66 RUG categories, or Resource Utilization Group version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by CMS and was part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On February 9, 2018, the President signed a two-year budget deal that includes a 10-year, $2 billion cut to skilled nursing facility Medicare reimbursement. Instead of providers receiving their regular annual Medicare market basket update from CMS in 2019, the new spending package freezes the reimbursement increases at 2.4%. The exact rate will not be known until CMS releases proposed rules on May 1, 2018.
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
On November 16, 2015, CMS finalized the Comprehensive Care for Joint Replacement model, which began on April 1, 2016 and holds hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements and/or other major leg procedures from surgery through recovery. Through this payment model, hospitals in 67 geographic areas receive additional payments if quality and spending performance are strong or, if not, potentially have to repay Medicare for a portion of the spending for care surrounding a lower extremity joint replacement (LEJR) procedure. As a result, Medicare revenues derived at skilled nursing facilities related to lower extremity joint replacement hospital discharges could be positively or negatively impacted in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of December 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2018	2019	2020	2021	2022	After 2022
Secured indebtedness (1)	$341,553	$13,136	$110,154	$9,777	$25,511	$8,581	$174,394
Revolving Credit Facility (2)	716,596	20,825	20,825	20,881	654,065	—	—
Term Loans (3)	1,341,854	33,270	33,270	231,167	27,381	1,016,766	—
Senior Notes (4)	1,737,110	69,255	69,255	69,255	555,505	41,755	932,085
Operating leases	3,970	651	440	426	445	467	1,541
Total	$4,141,083	$137,137	$233,944	$331,506	$1,262,907	$1,067,569	$1,108,020

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $82.4 million, of which $5.2 million is attributable to variable rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $75.6 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $142.3 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $437.1 million
In addition to the above, as of December 31, 2017, we have committed to provide up to $12.8 million of future funding related to five loans receivable investments. These loans receivable investments have maturity dates ranging from January 2018 to February 2027.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 3.5%. Our lease agreements with subsidiaries of Genesis provide for a fixed 2.5% annual rent escalator.
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

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$62,650	$64,736	$111,789	$166,472
Net income attributable to common stockholders	16,262	17,960	12,534	101,385
Net income per common share-basic	0.25	0.27	0.11	0.57
Net income per common share-diluted	0.25	0.27	0.11	0.57

Other data
Cash flows provided by (used in) operations	$31,438	$22,433	$(4,100)	$83,715
Cash flows (used in) provided by investing activities	(961)	(5,380)	(296,781)	63,050
Cash flows (used in) provided by financing activities	(43,347)	(16,741)	317,891	341,014

Weighted-average number of common shares outstanding, basic	65,354,649	65,438,739	112,149,638	178,234,481
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	65,920,486	65,670,853	112,418,100	178,428,200
AFFO	66,325,908	65,985,940	112,693,779	178,647,299

FFO attributable to common stockholders (1)	$35,399	$31,148	$37,877	$106,843
FFO attributable to common stockholders per diluted common share (1)	0.54	0.47	0.34	0.60
AFFO attributable to common stockholders (1)	36,187	36,134	63,387	106,570
AFFO attributable to common stockholder per diluted common share (1)	0.55	0.55	0.56	0.60

Reconciliation of FFO and AFFO
Net income attributable to common stockholders	$16,262	$17,960	$12,534	$101,385
Add:
Depreciation of real estate assets	19,137	17,220	25,933	51,592
Depreciation and amortization of real estate assets related to noncontrolling interests	—	—	(8)	(45)
Net gain on sale of real estate	—	(4,032)	(582)	(47,415)
Impairment of real estate	—	—	—	1,326

FFO attributable to common stockholders	35,399	31,148	37,877	106,843

Merger and acquisition costs (2)	563	5,888	23,299	505
Stock-based compensation expense	2,588	1,731	2,669	29
Straight-line rental income adjustments	(4,607)	(4,971)	(8,682)	(11,180)
Amortization of above and below market lease intangibles, net	—	—	637	(1,549)
Non-cash interest income adjustments	26	25	(188)	(632)
Non-cash interest expense	1,590	1,654	2,044	2,488
Non-cash portion of loss on extinguishment of debt	—	—	553	—
Change in fair value of contingent consideration	(822)	—	270	126
Provision for doubtful straight-line rental income, loan losses and other reserves	1,390	534	4,886	10,044
Other non-cash adjustments (3)	60	125	22	(104)

AFFO attributable to common stockholders	$36,187	$36,134	$63,387	$106,570

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$62,559	$74,249	$61,927	$61,791
Net (loss) income attributable to common stockholders	(18,272)	34,915	22,776	20,615
Net (loss) income per common share-basic	(0.28)	0.53	0.35	0.32
Net (loss) income per common share-diluted	(0.28)	0.53	0.35	0.31

Other data
Cash flows provided by operations	$24,726	$69,768	$39,322	$42,923
Cash flows provided by (used in) investing activities	1,964	254,056	(82,467)	(31,190)
Cash flows used in financing activities	(25,122)	(229,086)	(41,693)	(4,997)

Weighted-average number of common shares outstanding, basic	65,248,203	65,303,057	65,312,288	65,286,722
Weighted-average number of common shares outstanding, diluted:
Net income	65,248,203	65,503,383	65,591,428	65,671,345
FFO	65,414,703	65,503,383	65,591,428	65,671,345
AFFO	65,825,187	65,784,776	65,872,688	65,923,624

FFO attributable to common stockholders (1)	$33,907	$51,372	$38,427	$40,733
FFO attributable to common stockholders per diluted common share (1)	0.52	0.78	0.59	0.62
AFFO attributable to common stockholders (1)	34,825	49,423	38,449	38,768
AFFO attributable to common stockholder per diluted common share (1)	0.53	0.75	0.58	0.59

Reconciliation of FFO and AFFO
Net (loss) income attributable to common stockholders	$(18,272)	$34,915	$22,776	$20,615
Add:
Depreciation of real estate assets	17,766	16,405	17,102	17,199
Net loss (gain) on sale of real estate	4,602	52	(1,451)	2,919
Impairment of real estate	29,811	—	—	—

FFO attributable to common stockholders	33,907	51,372	38,427	40,733

Merger and acquisition costs	89	82	1,051	(25)
Stock-based compensation expense	1,818	1,834	2,485	1,359
Straight-line rental income adjustments	(5,593)	(5,524)	(5,593)	(5,274)
Non-cash interest income adjustments	222	221	106	33
Non-cash interest expense	1,303	1,396	1,454	1,525
Non-cash portion of loss on extinguishment of debt	556	—	—	—
Change in fair value of contingent consideration	—	(50)	100	(1,576)
Provision for doubtful straight-line rental income, loan losses and other reserves	2,523	92	830	2,388
Other non-cash adjustments (3)	—	—	(411)	(395)

AFFO attributable to common stockholders	$34,825	$49,423	$38,449	$38,768

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate depreciation and amortization, net of amounts related to noncontrolling interests, real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, net, non-cash interest income adjustments, non-cash interest expense, as well as other non-cash revenue and expense items (including non-cash portion of loss on extinguishment of debt, change in fair value of contingent consideration, provision for doubtful straight-line rental income, loan losses and other reserves, ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests), FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations—Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

(2)
Merger and acquisition costs incurred during the year ended December 31, 2017 primarily relate to the CCP Merger. Merger and acquisition costs include $1.4 million of stock-based compensation expense related to former CCP employees.

(3)	Other non-cash adjustments include ineffectiveness gain/loss on derivative instruments and other non-cash income/loss.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 9, “Derivative and Hedging Instruments,” in the Notes to Consolidated Financial Statements for further discussion of our derivative instruments.
Interest rate risk. As of December 31, 2017, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $259.2 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $641.0 million outstanding under the Revolving Credit Facility. As of December 31, 2017, we had $1.9 billion of outstanding variable rate indebtedness. In addition, as of December 31, 2017, we had $359.0 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of December 31, 2017, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively.
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
Assuming a 100 basis point increase/decrease in the interest rate related to our variable rate debt and after giving effect to the impact of interest rate swap derivative instruments, interest expense would increase/decrease by $9.9 million for the twelve months following December 31, 2017.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $147.6 million and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2017, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2017, our cash flows would have decreased or increased, as applicable by $0.1 million.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2017, based on the maturity dates (dollars in thousands):

	Maturity
	2018	2019	2020	2021	2022	Thereafter	Total Book Value (1)	Total Fair Value
Secured indebtedness
Fixed rate	$4,301	$4,445	$4,594	$20,482	$4,285	$122,595	$160,702	$147,974
Weighted average effective interest rate	3.82%	3.80%	3.88%	3.89%	3.92%	4.08%	3.87%
Variable rate	—	$98,500	—	—	—	—	$98,500	$98,487
Weighted average effective interest rate	—	3.36%	—	—	—	—	3.36%
Revolving Credit Facility	$—	$—	$—	$641,000	—	—	$641,000	$641,000
Weighted average effective interest rate	—	—	—	2.81%	—	—	2.81%
Term Loans	—	—	$200,000	$—	$999,587	$—	$1,199,587	$1,199,587
Weighted average effective interest rate (2)	—	—	3.01%	—	2.99%	—	2.74%
Senior Notes	—	—	—	$500,000	—	$800,000	$1,300,000	$1,329,191
Weighted average effective interest rate	—	—	—	5.5%	—	5.22%	5.33%

(1)
Total book value for secured indebtedness and Term Loans does not include deferred financing costs, net of $2.8 million and $8.8 million, respectively, as of December 31, 2017. Total book value for Senior Notes does not include premium, net of $15.9 million and deferred financing costs, net of $9.6 million as of December 31, 2017.

(2)
Term loans include $845.0 million subject to swap agreements that fix LIBOR at a weighted average rate of 1.19%, and $71.7 million (CAD $90.0 million) and $27.9 million (CAD $35.0 million) subject to swap agreements that fix CDOR at 1.59% and 0.93%, respectively. Excluding these amounts, variable rate debt was 29.3% of total debt as of December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K. See also “Item 7. Management’s Discussion and Analysis—Quarterly Financial Data.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-52	through	F-73	of this report:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2017
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST

Ex.	Description
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

Ex.	Description
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

4.2.4
Fourth Supplemental Indenture, dated April 30, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 5, 2014).

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

4.2.7
Seventh Supplemental Indenture, dated March 29, 2017, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 8, 2017).

4.3	Form of 5.375% senior note due 2023 (included in Exhibit 4.2.1).

4.4	Form of 5.5% senior note due 2021 (included in Exhibit 4.2.3).

4.5
Indenture, dated as of July 14, 2016, by and among Care Capital Properties, LP, Care Capital Properties, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.5.1
First Supplemental Indenture, dated as of August 17, 2017, by and among Care Capital Properties, LP, PR Sub, LLC, Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.5.2
Second Supplemental Indenture, dated as of August 17, 2017, by and among Sabra Health Care Limited Partnership as successor to Care Capital Properties, LP, Sabra Health Care REIT, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.5.3
Third Supplemental Indenture, dated as of August 17, 2017, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.5.4
Fourth Supplemental Indenture, dated as of August 18, 2017, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.6	Form of 5.125% senior note due 2026 (included in Exhibit 4.5).

10.1
Limited Partnership Agreement of Sabra Health Care Limited Partnership, dated as of November 15, 2010 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-4 (File No. 333-171820) filed by the issuers and guarantors on January 21, 2011).

Ex.	Description
10.1.1
First Amendment to the Limited Partnership Agreement by Sabra Health Care REIT, Inc. and Sabra Health Care, LLC, dated March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 21, 2013).

10.2
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

10.3
Form of Indemnification Agreement entered into with each of the directors and officers of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 5, 2010).

10.4+
Employment Agreement, dated November 22, 2010, by and between Richard K. Matros and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.5+
Employment Agreement, dated November 22, 2010, by and between Harold W. Andrews, Jr. and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.6+
Employment Agreement, dated November 22, 2010, by and between Talya Nevo-Hacohen and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on November 24, 2010).

10.7+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 21, 2017).

10.8.1+*	Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (for Executive Officers).

10.8.2+*	Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (for Executive Officers).

10.8.3+*	Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (for Executive Officers).

10.8.4+
Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on November 1, 2017).

10.8.5+
Non-Employee Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.10.5 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.9+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 20, 2017 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 2, 2017).

12.1*	Statement Re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Ex.	Description
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, statements of equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 21, 2018

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Real estate investments, net of accumulated depreciation of $340,423 and $282,812 as of December 31, 2017 and 2016, respectively	$5,994,432	$2,009,939
Loans receivable and other investments, net	114,390	96,036
Cash and cash equivalents	518,632	25,663
Restricted cash	68,817	9,002
Lease intangible assets, net	167,119	26,250
Accounts receivable, prepaid expenses and other assets, net	168,887	99,029
Total assets	$7,032,277	$2,265,919

Liabilities
Secured debt, net	$256,430	$160,752
Revolving credit facility	641,000	26,000
Term loans, net	1,190,774	335,673
Senior unsecured notes, net	1,306,286	688,246
Accounts payable and accrued liabilities	102,523	39,639
Lease intangible liabilities, net	98,015	—
Total liabilities	3,595,028	1,250,310

Commitments and contingencies (Note 17)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2017 and 2016	58	58
Common stock, $.01 par value; 250,000,000 shares authorized, 178,255,843 and 65,285,614 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,783	653
Additional paid-in capital	3,636,913	1,208,862
Cumulative distributions in excess of net income	(217,236)	(192,201)
Accumulated other comprehensive income (loss)	11,289	(1,798)
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,432,807	1,015,574
Noncontrolling interests	4,442	35
Total equity	3,437,249	1,015,609
Total liabilities and equity	$7,032,277	$2,265,919
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$364,191	$225,275	$209,851
Interest and other income	15,026	27,463	25,505
Resident fees and services	26,430	7,788	3,508

Total revenues	405,647	260,526	238,864

Expenses:
Depreciation and amortization	113,882	68,472	63,079
Interest	88,440	64,873	59,218
Operating expenses	17,860	5,703	2,576
General and administrative	32,401	17,672	16,093
Merger and acquisition costs	30,255	1,197	7,023
Provision for doubtful accounts and loan losses	17,113	5,543	12,842
Impairment of real estate	1,326	29,811	—

Total expenses	301,277	193,271	160,831

Other income (expense):
Loss on extinguishment of debt	(553)	(556)	—
Other income	3,170	10,677	2,260
Net gain (loss) on sales of real estate	52,029	(6,122)	(161)

Total other income (expense)	54,646	3,999	2,099

Income before income tax expense	159,016	71,254	80,132
Income tax expense	(651)	(1,049)	(749)

Net income	158,365	70,205	79,383

Net loss attributable to noncontrolling interests	18	71	30

Net income attributable to Sabra Health Care REIT, Inc.	158,383	70,276	79,413

Preferred stock dividends	(10,242)	(10,242)	(10,242)

Net income attributable to common stockholders	$148,141	$60,034	$69,171

Net income attributable to common stockholders, per:

Basic common share	$1.40	$0.92	$1.11

Diluted common share	$1.40	$0.92	$1.11

Weighted-average number of common shares outstanding, basic	105,621,242	65,284,251	62,235,014

Weighted-average number of common shares outstanding, diluted	105,842,434	65,520,672	62,460,239

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$158,365	$70,205	$79,383
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	154	(1,634)	(1,433)
Unrealized gain (loss) on cash flow hedges (1)	12,933	7,169	(4,358)

Total other comprehensive income (loss)	13,087	5,535	(5,791)

Comprehensive income	171,452	75,740	73,592

Comprehensive loss attributable to noncontrolling interest	18	71	30

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$171,470	$75,811	$73,622

(1)	Amounts are net of provision for income taxes of $0.1 million for the year ended December 31, 2017 and none for the years ended December 31, 2016 and 2015.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts

Balance, December 31, 2014	5,750,000	$58	59,047,001	$590	$1,053,601	$(110,841)	$(1,542)	$941,866	$(43)	$941,823
Net income (loss)	—	—	—	—	—	79,413	—	79,413	(30)	79,383
Other comprehensive loss	—	—	—	—	—	—	(5,791)	(5,791)	—	(5,791)
Amortization of stock-based compensation	—	—	—	—	6,946	—	—	6,946	—	6,946
Common stock issuance, net	—	—	6,135,334	62	141,994	—	—	142,056	—	142,056
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.60 per share)	—	—	—	—	—	(100,478)	—	(100,478)	—	(100,478)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	179	179
Balance, December 31, 2015	5,750,000	58	65,182,335	652	1,202,541	(142,148)	(7,333)	1,053,770	106	1,053,876

Net income (loss)	—	—	—	—	—	70,276	—	70,276	(71)	70,205
Other comprehensive income	—	—	—	—	—	—	5,535	5,535	—	5,535
Amortization of stock-based compensation	—	—	—	—	8,559	—	—	8,559	—	8,559
Common stock issuance, net	—	—	134,509	1	(1,513)	—	—	(1,512)	—	(1,512)
Repurchase of common stock	—	—	(31,230)	—	(725)	—	—	(725)	—	(725)
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.67 per share)	—	—	—	—	—	(110,087)	—	(110,087)	—	(110,087)
Balance, December 31, 2016	5,750,000	58	65,285,614	653	1,208,862	(192,201)	(1,798)	1,015,574	35	1,015,609

Net income (loss)	—	—	—	—	—	158,383	—	158,383	(18)	158,365
Other comprehensive income	—	—	—	—	—	—	13,087	13,087	—	13,087
Change in noncontrolling interests	—	—	—	—	—	—	—	—	4,455	4,455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(30)	(30)
Amortization of stock-based compensation	—	—	—	—	9,244	—	—	9,244	—	9,244
Common stock issuance, net	—	—	112,970,229	1,130	2,418,807	—	—	2,419,937	—	2,419,937
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.73 per share)	—	—	—	—	—	(173,176)	—	(173,176)	—	(173,176)
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$158,365	$70,205	$79,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,882	68,472	63,079
Amortization of above and below market lease intangibles, net	(912)	—	—
Non-cash interest income adjustments	(769)	582	626
Non-cash interest expense	7,776	5,678	5,279
Stock-based compensation expense	8,359	7,496	6,123
Loss on extinguishment of debt	553	556	—
Straight-line rental income adjustments	(29,440)	(21,984)	(24,320)
Provision for doubtful accounts and loan losses	17,113	5,543	12,842
Change in fair value of contingent consideration	(426)	(1,526)	(1,550)
Gain on consolidation	—	—	(710)
Net (gain) loss on sales of real estate	(52,029)	6,122	161
Impairment of real estate	1,326	29,811	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(16,734)	(1,981)	(22,827)
Accounts payable and accrued liabilities	(67,257)	11,462	6,977
Restricted cash	(6,321)	(3,697)	(3,962)
Net cash provided by operating activities	133,486	176,739	121,101
Cash flows from investing activities:
Acquisition of real estate	(419,905)	(153,579)	(461,330)
Cash received in CCP Merger	77,859	—	—
Origination and fundings of loans receivable	(17,239)	(9,675)	(49,687)
Origination and fundings of preferred equity investments	(2,749)	(7,348)	(12,804)
Additions to real estate	(6,954)	(1,003)	(3,689)
Repayment of loans receivable	32,430	215,962	5,803
Repayment of preferred equity investments	3,755	—	—
Release of contingent consideration held in escrow	—	—	5,240
Net proceeds from sale of real estate	92,731	98,006	27,241
Net cash (used in) provided by investing activities	(240,072)	142,363	(489,226)
Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	253,000	(229,000)	187,000
Proceeds from term loans	181,000	69,360	73,242
Proceeds from secured debt	—	—	28,735
Principal payments on secured debt	(4,145)	(14,768)	(3,132)
Payments of deferred financing costs	(15,337)	(5,937)	(1,452)
Payment of contingent consideration	(382)	—	—
Distributions to noncontrolling interests	(30)	—	—
Contributions by noncontrolling interests	—	—	179
Issuance of common stock, net	366,800	(1,289)	139,403
Dividends paid on common and preferred stock	(182,089)	(119,264)	(109,897)
Net cash provided by (used in) financing activities	598,817	(300,898)	314,078
Net increase (decrease) in cash and cash equivalents	492,231	18,204	(54,047)
Effect of foreign currency translation on cash and cash equivalents	738	25	(312)
Cash and cash equivalents, beginning of period	25,663	7,434	61,793
Cash and cash equivalents, end of period	$518,632	$25,663	$7,434
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$69,686	$59,234	$53,875
Income taxes paid	$714	$854	$657
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business in CCP Merger (see Note 3)	$3,726,092	$—	$—
Assumption of indebtedness in CCP Merger	$(1,751,373)	$—	$—
Stock exchanged in CCP Merger	$(2,052,578)	$—	$—
Real estate acquired through loan receivable foreclosure	$19,096	$10,100	$—
Proceeds from sale of real estate held by exchange accommodation titleholder variable interest entities	$57,512	$—	$—
Decrease in loans receivable and other investments due to acquisition of real estate	$(6,913)	$—	$—
Assumption of secured indebtedness	$—	$—	$30,456
Increase in real estate investments due to variable interest consolidation	$—	$—	$10,700
Decrease in loans receivable and preferred equity due to variable interest consolidation	$—	$—	$(8,615)
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun (the “Separation Date”). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra’s wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; and preferred equity investments.
On May 7, 2017, the Company, the Operating Partnership, PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Care Capital Properties, Inc., a Delaware corporation (“CCP”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly owned subsidiary of CCP, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on August 17, 2017, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into the Company, with the Company continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.
Pursuant to the Merger Agreement, as of the effective time of the CCP Merger, each share of CCP common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the CCP Merger (other than shares of CCP common stock owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, par value $0.01 per share, plus cash in lieu of any fractional shares. See Note 3, “CCP Merger and Recent Real Estate Acquisitions,” for additional information regarding the CCP Merger.
The acquisition of CCP has been reflected in the Company’s consolidated financial statements since the effective date of the CCP Merger.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
GAAP requires the Company to identify entities for which control is achieved through voting rights or other means and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If the Company were determined to be the primary beneficiary of the VIE, the Company would consolidate investments in the VIE. The Company may change its original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis.
As of December 31, 2017, the Company determined it was the primary beneficiary of 19 VIEs—18 exchange accommodation titleholder variable interest entities and a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of these entities in the accompanying consolidated financial statements. As of December 31, 2017, the Company determined that operations of these entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine if the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower's expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2017 and 2016, none of the Company’s investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2017, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by the Company (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of above market lease, tenant origination and absorption costs and tenant relationship intangible assets is included in lease intangible assets, net on the accompanying consolidated balance sheets. The acquisition value of below market lease intangible liabilities is included in lease intangible liabilities, net on the accompanying consolidated balance sheets. Acquisition costs associated with real estate acquisitions deemed asset acquisitions are capitalized, and costs associated with real estate acquisitions deemed business combinations are expensed as incurred. The Company capitalized $1.0 million and $0.3 million of acquisition costs during the years ended December 31, 2017 and 2016, respectively. Restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2017, 2016 and 2015, the Company expensed $30.3 million, $1.2 million and $7.0 million, respectively, of merger and acquisition costs.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The Company makes its best estimate based on the Company’s evaluation of the specific characteristics of each tenant’s lease. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of income. Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 3 to 40 years; buildings and building improvements, 3 to 40 years; and furniture and equipment, 1 to 20 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods of up to 10 years.
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are probability-weighted based on the Company’s best estimates as of the date of evaluation. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. During the year ended December 31, 2017, the Company recorded an impairment loss of $1.3 million related to one skilled nursing/transitional care facility. During the year ended December 31, 2016, the Company recorded an impairment loss of $29.8 million related to the Company’s Forest Park - Frisco real estate investment. This facility was subsequently disposed of during the year ended December 31, 2016. The Company did not record any impairment losses on its real estate investments during the year ended December 31, 2015.
Revenue Recognition
The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured. Certain of the Company’s leases provide for contingent rents equal to a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the applicable base amount or other threshold.
The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent and other revenues. When the Company analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Specifically for straight-line rent receivables, the Company’s assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. When a tenant is in bankruptcy, the Company records a provision for doubtful accounts for management’s estimate of the tenant’s receivable balance that is uncollectible and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. The Company’s collectability estimates for straight-line rent receivables include an assessment at the individual or master lease level as well as at an overall portfolio level.

Revenue from resident fees and services is recorded monthly as services are provided and includes resident room and care charges and other resident charges.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale for all periods presented in the accompanying consolidated financial statements. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2017 and 2016, the Company did not have any assets held for sale.
The Company recognizes gain on sales of real estate upon closing of the transaction with the purchaser. The Company uses the full accrual method upon closing if collectability of the sales price is reasonably assured, the Company is not obligated to perform any significant activities after the sale, the Company has received adequate initial investment from the purchaser and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until all requirements for recognition have been met.
Additionally, the Company records the operating results related to real estate that has been disposed of or classified as held for sale as discontinued operations for all periods presented if it represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Net Investment in Direct Financing Lease
As of December 31, 2017, the Company had a $23.0 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term in 2021. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the total undiscounted rental payments of $7.1 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $8.8 million as of December 31, 2017. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $1.0 million for the year ended December 31, 2017 and is reflected in interest and other income on the accompanying consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at December 31, 2017, were as follows: $2.2 million for 2018; $2.2 million for 2019; $2.3 million for 2020; and $2.1 million for 2021.
Loans Receivable and Interest Income
Loans Receivable
The Company’s loans receivable are reflected at amortized cost on the accompanying consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized discounts, costs and fees directly associated with the origination of the loan.
Loans acquired in connection with a business combination are recorded at their acquisition date fair value. The Company determines the fair value of loans receivable based on estimates of expected discounted cash flows, collateral, credit risk and other factors. The Company does not establish a valuation allowance at the acquisition date, as the amount of estimated future cash flows reflects its judgment regarding their uncertainty. The Company recognizes the difference between the acquisition date fair value and the total expected cash flows as interest income using the effective interest method over the life of the applicable loan. The Company immediately recognizes in income any unamortized balances if the loan is repaid before its contractual maturity.
On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses. The Company’s evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for doubtful accounts and loan losses on the Company’s consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
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
Interest Income
Interest income on the Company’s loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status, and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines that the collection of interest according to the contractual terms of the loan or through the receipts of assets in satisfaction of contractual amounts due is probable, the Company will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, the Company may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell.
Preferred Equity Investments and Preferred Return
Preferred equity investments are accounted for at unreturned capital contributions, plus accrued and unpaid preferred returns. The Company recognizes preferred return income on a monthly basis based on the outstanding investment including any previously accrued and unpaid return. As a preferred member of the preferred equity joint ventures in which the Company participates, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to currently pay the accrued preferred return.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2017. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of all funds.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2017 and 2016, restricted cash totaled $68.8 million and $9.0 million, respectively, and restricted cash obligations totaled $6.5 million and $6.8 million, respectively. Restricted cash as of December 31, 2017 includes $57.5 million held by exchange accommodation titleholders.

Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees and its non-employee directors is recognized in the statements of income based on the estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on the Company’s estimate of the ultimate value of such award after considering the Company’s expectations of future performance. Forfeitures of stock-based awards are recognized as they occur.
Deferred Financing Costs
Deferred financing costs representing fees paid to third parties are amortized over the terms of the respective financing agreements using the interest method. Deferred financing costs related to secured debt, term loans and senior unsecured notes are recorded as a reduction of the related debt liability, and deferred financing costs related to the revolving credit facility are recorded in accounts receivable, prepaid expenses and other assets, net. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.
Income Taxes
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. The Company believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
 As a result of certain investments, the Company now records income tax expense or benefit with respect to certain of its entities that are taxed as taxable REIT subsidiaries under provisions similar to those applicable to regular corporations and not under the REIT provisions.
     The Company accounts for deferred income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in the Company’s judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in the Company’s judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
The Company evaluates its tax positions using a two step approach: step one (recognition) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. The Company will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.
Foreign Currency
Certain of the Company's subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive income (loss), a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of interest and other income on its consolidated statements of income.
Derivative Instruments
The Company uses certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception, the Company must make an assessment that the transaction that the Company intends to hedge is probable of occurring, and this assessment must be updated each reporting period.
The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. As of December 31, 2017, all of the Company’s derivative instruments met the criteria for hedge accounting.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific transactions as well as recognizing obligations or assets on the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying transaction will not occur, the Company would discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the then-current fair value of the derivative.
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 14, “Earnings Per Common Share”.
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
Recently Issued Accounting Standards Update
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.
Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Revenue ASUs became effective for the Company on January 1, 2018 with the Company electing to use the modified retrospective approach for its adoption.
As the primary source of revenue for the Company is generated through leasing and financing arrangements, which are excluded from the Revenue ASUs, the Company expects that the impact of the Revenue ASUs to its consolidated financial statements will be limited to the following:

•
A requirement to disclose ancillary resident service revenue that is not included in the monthly base fees charged under resident agreements through its Senior Housing - Managed communities structures. The Company will separately disclose the amount, nature and timing of these ancillary resident service revenues in its future quarterly and annual reports.

•
Under ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), revenue recognition for real estate sales is primarily based on the transfer of control versus continuing involvement under current guidance. Accordingly, the Company anticipates that the new guidance will result in more transactions qualifying as sales of real estate and gains on sale being recognized at an earlier date than under current accounting guidance.

The adoptions of these ASUs had no material impact to beginning retained earnings as of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes guidance related to accounting for leases. ASU 2016-02 updates guidance around the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of ASU 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Entities currently are required to adopt the new lease requirements using a modified retrospective transition method whereby an entity initially applies the new lease requirements (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements. Upon adoption of ASU 2016-02, the Company will recognize its operating leases for which it is the lessee, mainly corporate office leases and ground leases, on its consolidated balance sheets. Further, as a result of adoption, the Company may be required to increase its revenue and expense for the amount of real estate taxes and insurance paid by its tenants under certain leasing arrangements with no net impact to net income.
In January 2018, the FASB issued a proposed amendment to ASU 2016-02 that would allow lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The practical expedient as proposed can only be applied to leasing arrangements for which (i) the timing and pattern of revenue recognition are the same for the lease and nonlease components and (ii) the combined single lease component results in classification as an operating lease. The proposed amendment also would provide for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If finalized by the FASB, the Company plans to elect this practical expedient and apply the transition method for its operating leases for which the Company is the lessee. The Company is still evaluating the full impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides specific guidance on the following eight specific cash flow classification issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will reduce the current and potential future diversity in practice of cash flow classifications. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The Company adopted ASU 2016-18 on January 1, 2018. The Company does not expect the adoption of ASU 2016-18 to have a material impact to its consolidated statements of cash flows as the Company does not expect to have material restricted cash activity in future periods.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will now need to be an organized workforce. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on October 1, 2016 on a prospective basis. The Company expects that the majority of its future acquisitions of real estate will be accounted for as asset acquisitions under the new guidance. This adoption will impact how the Company accounts for merger and acquisition costs and contingent consideration which may result in lower expensed merger and acquisition costs and eliminate fair value adjustments related to future contingent consideration arrangements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock compensation (Topic 718): Scope of modification accounting (“ASU 2017-09”). ASU 2017-09 clarifies and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 on January 1, 2018. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt ASU 2017-12 effective beginning January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the Company currently expects the adoption to have an immaterial impact on its consolidated financial statements.

3.	CCP MERGER AND RECENT REAL ESTATE ACQUISITIONS
CCP Merger
On August 17, 2017, the Company completed the CCP Merger. Under the terms of the Merger Agreement, each share of CCP common stock issued and outstanding immediately prior to the effective time of the CCP Merger (other than any shares owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, resulting in the issuance of approximately 94.0 million shares of Company common stock at the effective time of the CCP Merger. As a result of the CCP Merger, the Company acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease (see Note 2, “Summary of Significant Accounting Policies—Net Investment in Direct Financing Lease”), 18 investments in loans receivable (see Note 7, “Loans Receivable and Other Investments”) and one specialty valuation firm. Sabra also assumed certain outstanding equity awards and other debt and liabilities of CCP (see Note 8, “Debt”). Based on the closing price of Sabra’s common stock on August 16, 2017, the Company estimates the fair value of the consideration exchanged or assumed to be approximately $2.1 billion.
As of December 31, 2017, the Company updated the purchase price allocation for the CCP Merger from the provisional amounts reported as of September 30, 2017. The adjustments made during the three months ended December 31, 2017 to the fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s consolidated statements of income for the three months ended December 31, 2017. The following table summarizes the purchase price allocation for the CCP Merger based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed on August 17, 2017 (in thousands):

Real estate investments	$3,727,310
Loans receivable and other investments	58,244
Cash and cash equivalents	77,859
Restricted cash	779
Lease intangible assets, net	145,786
Accounts receivable, prepaid expenses and other assets, net	35,873
Secured debt, net	(98,500)
Revolving credit facility	(362,000)
Unsecured term loans	(674,000)
Senior unsecured notes, net	(616,873)
Accounts payable and accrued liabilities	(134,802)
Lease intangible liabilities, net	(102,643)
Noncontrolling interests	(4,455)
Total consideration	$2,052,578
The lease intangible assets and lease intangible liabilities acquired in connection with the CCP Merger have weighted-average amortization periods as of the closing date of the CCP Merger of 10 years.
For the year ended December 31, 2017, the Company recognized $135.4 million of total revenues and $87.0 million of net income attributable to common stockholders, excluding merger and acquisition costs, from the CCP Merger investments. Merger and acquisition costs associated with the CCP Merger were $30.2 million during the year ended December 31, 2017.

Recent Real Estate Acquisitions
During the year ended December 31, 2017, in addition to the properties acquired as a result of the CCP Merger, the Company acquired 22 skilled nursing/transitional care facilities and two senior housing communities. During the year ended December 31, 2016, the Company acquired one skilled nursing/transitional care facility and six senior housing communities. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016
Land	$58,771	$7,755
Building and improvements	359,310	143,027
Tenant origination and absorption costs intangible assets	6,684	2,202
Tenant relationship intangible assets	2,053	642
Total consideration	$426,818	$153,626
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective dates of acquisition of 13 years and 23 years, respectively, for acquisitions completed during the year ended December 31, 2017, and 15 years and 25 years, respectively, for acquisitions completed during the year ended December 31, 2016.
For the year ended December 31, 2017, the Company recognized $10.6 million and $7.7 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2017. For the year ended December 31, 2016, the Company recognized $4.6 million and $2.2 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2016. Net income attributable to common stockholders for the year ended December 31, 2016 includes expensed merger and acquisition costs of $1.1 million related to acquisitions accounted for as business combinations.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	384	43,223	$4,364,387	$(209,039)	$4,155,348
Senior Housing - Leased (1)	88	8,137	1,166,687	(102,370)	1,064,317
Senior Housing - Managed (1)	13	1,113	189,120	(12,125)	176,995
Specialty Hospitals and Other	22	1,085	614,068	(16,620)	597,448
	507	53,558	6,334,262	(340,154)	5,994,108
Corporate Level			593	(269)	324
			$6,334,855	$(340,423)	$5,994,432
As of December 31, 2016

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	97	10,819	$1,042,754	$(190,038)	$852,716
Senior Housing - Leased (1)	83	7,855	1,153,739	(80,449)	1,073,290
Senior Housing - Managed (1)	2	134	34,212	(1,682)	32,530
Specialty Hospitals and Other	1	70	61,640	(10,387)	51,253
	183	18,878	2,292,345	(282,556)	2,009,789
Corporate Level			406	(256)	150
			$2,292,751	$(282,812)	$2,009,939

(1)
During the year ended December 31, 2017, the Company transitioned nine senior housing communities into a managed property structure whereby the Company owns the operations of the communities and the communities are operated by a third-party property manager.

	December 31, 2017	December 31, 2016
Building and improvements	$5,449,415	$1,983,769
Furniture and equipment	232,889	85,196
Land improvements	3,456	3,744
Land	649,095	220,042
	6,334,855	2,292,751
Accumulated depreciation	(340,423)	(282,812)
	$5,994,432	$2,009,939
Contingent Consideration Arrangements
In connection with three of its prior real estate acquisitions, the Company entered into contingent consideration arrangements pursuant to which it could be required to pay out additional amounts based on incremental value created through the improvement of operations of the applicable acquired facility (a contingent consideration liability). The estimated value of the contingent consideration liabilities at the time of purchase was $3.2 million. The contingent consideration amounts would be determined based on portfolio performance and the facility achieving certain performance hurdles during 2017. During the year ended December 31, 2017, one earn-out arrangement expired and resulted in a $0 payout, and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing communities to Senior Housing - Managed communities. To determine the value of the remaining contingent consideration arrangement, the Company used significant inputs not observable in the market. Based on the performance of this facility, the contingent consideration liability had a value of $0.4 million and was paid in November 2017. During the years ended December 31, 2017 and 2016, the Company recorded decreases of $0.4 million and $1.5 million, respectively, to the contingent consideration arrangements. These amounts are included in other income on the accompanying consolidated statements of income.
Operating Leases
As of December 31, 2017, the substantial majority of the Company’s real estate properties (excluding 13 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of December 31, 2017, the leases had a weighted-average remaining term of 9 years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $20.3 million and $2.7 million as of December 31, 2017 and 2016, respectively, and letters of credit deposited with the Company totaled $81.1 million and $21.3 million as of December 31, 2017 and 2016, respectively. In addition, our tenants have deposited with the Company $28.3 million for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
As of December 31, 2017, the Company had a $3.2 million reserve for unpaid cash rents and a $12.4 million reserve associated with accumulated straight-line rental income. As of December 31, 2016, the Company had a $3.2 million reserve for unpaid cash rents and a $3.7 million reserve associated with accumulated straight-line rental income.
The following table provides information regarding significant tenant relationships representing 10% or more of the Company’s total revenues for the year ended December 31, 2017 (dollars in thousands):

	As of December 31, 2017			For the year ended December 31, 2017
	Number of Investments	% of Total Assets	% of Total Investments (1)	% of Total Revenues
Genesis Healthcare, Inc.	54	3.5%	5.9%	19.8%
The Company has entered into memoranda of understanding with Genesis to market for sale up to all of its remaining Genesis facilities and to restructure its lease agreements with Genesis to increase the marketability of these facilities to potential buyers. The Company expects to complete the sale of 46 of its remaining 54 Genesis facilities in 2018 and retain eight facilities, although it cannot provide assurance that the sales will be completed in that timeframe, if at all. In addition, effective January 1, 2018, the annual base rent payable under the Genesis leases was reduced by $19.0 million pursuant to a lease restructuring agreement.
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
As of December 31, 2017, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

2018	$559,864
2019	569,288
2020	560,252
2021	558,362
2022	552,610
Thereafter	2,928,902
$5,729,278

5.	DISPOSITIONS
2017 Dispositions
During the year ended December 31, 2017, the Company completed the sale of 31 skilled nursing/transitional care facilities and one senior housing community for aggregate consideration, net of closing costs, of $150.2 million. The net carrying value of the assets and liabilities of these facilities was $98.2 million, which resulted in an aggregate $52.0 million net gain on sale.
Excluding the net gain on sale, the Company recognized $12.6 million, $15.2 million and $15.6 million of net income during the years ended December 31, 2017, 2016 and 2015, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2016 Dispositions
During the year ended December 31, 2016, the Company completed the sale of four skilled nursing/transitional care facilities, one acute care hospital, and one parcel of land for aggregate consideration, net of closing costs, of $98.0 million. The net carrying value of the assets and liabilities of these facilities, after the impairment loss of $29.8 million recognized in relation to the acute care hospital, was $104.1 million, resulting in an aggregate $6.1 million loss on sale.
Excluding the net loss on sale and real estate impairment, the Company recognized $0.7 million of net income and $2.3 million of net loss during the years ended December 31, 2016 and 2015, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.	INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Lease Intangible Assets:
Above market leases	$76,443	$—
Tenant origination and absorption costs	76,336	23,987
Tenant relationship	27,436	7,430
Gross lease intangible assets	180,215	31,417
Accumulated amortization	(13,096)	(5,167)
Lease intangible assets, net	$167,119	$26,250
Lease Intangible Liabilities:
Below market leases	$102,643	$—
Accumulated amortization	(4,628)	—
Lease intangible liabilities, net	$98,015	$—
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Increase to rental income related to above/below market leases, net	$912	$—	$—
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(11,822)	(3,182)	(3,195)
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2017 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2018	$21,814	$13,588
2019	21,612	13,588
2020	18,482	12,328
2021	16,619	8,119
2022	15,193	7,227
Thereafter	73,399	43,165
	$167,119	$98,015

Weighted-average remaining amortization period	10.5 years	9.8 years

7.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2017 and 2016, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2017
Investment	Quantity as of December 31, 2017	Property Type	Principal Balance as of December 31, 2017 (1)	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2017
Loans Receivable:
Mortgage	2	Skilled Nursing / Senior Housing	$13,366	$12,351	$38,262	9.9%	11.3%	12/31/18- 01/31/27
Construction	2	Senior Housing	2,667	2,733	842	8.0%	7.7%	03/31/21- 05/31/22
Mezzanine	2	Senior Housing	32,468	10,239	9,656	10.2%	19.2%	02/28/18- 05/25/20
Pre-development	1	Senior Housing	2,357	2,357	4,023	9.0%	8.4%	04/01/20
Other	15	Multiple	40,422	38,324	—	8.8%	10.1%	2/28/18- 04/30/27
Debtor-in-possession	—	Acute Care Hospital	—	—	813	N/A	N/A	N/A
	22		91,280	66,004	53,596	9.4%	11.6%

Loan loss reserve			—	(97)	(2,750)
			$91,280	$65,907	$50,846
Other Investments:
Preferred Equity	12	Skilled Nursing / Senior Housing	48,035	48,483	45,190	12.6%	12.6%	N/A
Total	34		$139,315	$114,390	$96,036	10.5%	12.0%

(1)	Principal balance includes amounts funded and accrued but unpaid interest/preferred return and excludes capitalizable fees.
In connection with the CCP Merger, the Company acquired 18 loans receivable investments with a principal balance of $83.3 million and fair value of $58.2 million as of August 17, 2017. Of these loans, eight loans receivable investments with a principal balance of $36.3 million were considered to have deteriorated credit quality, and based on the collateral or expected cash flows, the fair value was determined to be $11.3 million as of August 17, 2017. The accretable yield was $2.9 million and $2.7 million as of August 17, 2017 and December 31, 2017, respectively. The decrease was due to $0.2 million of accretion recorded in interest and other income during the year ended December 31, 2017. As of December 31, 2017, the book value of these loans was $10.0 million.
During the year ended December 31, 2017, the Company recorded a provision for loan losses of $4.8 million related to two loans receivable investments, both of which were repaid as of December 31, 2017, and reduced its portfolio-based loan loss reserve by $0.3 million. As of December 31, 2017, the Company had no specific loan loss reserve and had a $0.1 million portfolio-based loan loss reserve. As of December 31, 2017, the Company did not consider any loans receivable investments to be impaired, and one loan receivable with a book value of $0 was on nonaccrual status.
During the year ended December 31, 2016, the Company recorded a provision for loan losses of $3.1 million related to four loans receivable investments during the year ended December 31, 2016, one of which was partially repaid prior to December 31, 2016 through the foreclosure of the real estate asset, and reduced its portfolio-based loan loss reserve by $1.3 million during the year ended December 31, 2016. The Company’s specific loan loss reserve was $2.3 million and the portfolio-based loan loss reserve was $0.4 million as of December 31, 2016. As of December 31, 2016, the Company considered three loans receivable investments with an aggregate principal balance of $17.4 million to be impaired.

8.	DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal as of December 31, 2017 (1)	Principal as of December 31, 2016 (1)	Weighted Average Effective Interest Rate at December 31, 2017 (2)	Maturity Date
Fixed Rate	$160,702	$163,638	3.87%	December 2021 - August 2051
Variable Rate	98,500	—	3.36%	July 2019
	$259,202	$163,638	3.68%

(1)	Principal balance does not include deferred financing costs, net of $2.8 million and $2.9 million as of December 31, 2017 and 2016, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
On August 17, 2017, in connection with the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed a $98.5 million variable rate secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31,
Title	Maturity Date	2017 (1)	2016 (1)
5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	—
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	—
		$1,300,000	$700,000

(1)
Principal balance does not include premium, net of $15.9 million and deferred financing costs, net of $9.6 million as of December 31, 2017 and does not include discount, net of $0.5 million and deferred financing costs, net of $11.2 million as of December 31, 2016.

 5.5% Notes Due 2021. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $350.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “Original 2021 Notes”), and on October 10, 2014, they issued $150.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021, which are treated as a single class with, and have the same terms as, the Original 2021 Notes (the additional notes and the Original 2021 Notes, together, the “2021 Notes”). The 2021 Notes accrue interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 1, 2017, at the redemption prices set forth in the indenture governing the 2021 Notes, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2021 Notes are not redeemed, the 2021 Notes mature on February 1, 2021.
5.375% Notes Due 2023. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior unsecured notes due 2023 (the “2023 Notes”). The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
The 2023 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after June 1, 2018, at the redemption prices set forth in the indenture governing the 2023 Notes, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to June 1, 2018, the Issuers may redeem all or a portion of the 2023 Notes at a redemption price equal to 100% of the principal amount of the 2023 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2023 Notes are not redeemed, the 2023 Notes mature on June 1, 2023.
5.125% Notes Due 2026. In connection with the CCP Merger, on August 17, 2017, the Operating Partnership assumed $500.0 million aggregate principal amount of 5.125% senior unsecured notes due 2026 (the “2026 Notes”) issued by Care

Capital Properties, LP in July 2016 (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”). The 2026 Notes accrue interest at a rate of 5.125% per annum payable semiannually on February 15 and August 15 of each year.
The Operating Partnership may, at its option, redeem the 2026 Notes at any time in whole or from time to time in part prior to their stated maturity. The redemption price for 2026 Notes that are redeemed will be equal to (i) 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, (ii) if redeemed prior to May 15, 2026, a make-whole premium. Assuming the 2026 Notes are not redeemed, the 2026 Notes mature on August 15, 2026.
5.38% Notes Due 2027. In connection with the CCP Merger, on August 17, 2017, the Operating Partnership assumed $100.0 million aggregate principal amount of unregistered 5.38% senior unsecured notes due 2027 (the “2027 Notes”) issued by Care Capital Properties, LP in May 2016 (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”). The 2027 Notes accrue interest at a rate of 5.38% per annum payable semiannually on May 17 and November 17 of each year.
The Operating Partnership may prepay the 2027 Notes, in whole at any time or in part from time to time, at 100% of the principal amount to be prepaid plus a make-whole premium. Assuming the 2027 Notes are not redeemed, the 2027 Notes mature on May 17, 2027.
The obligations under the 2021 Notes, 2023 Notes and 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain subsidiaries of Sabra; provided, however, that such guarantees are subject to release under certain customary circumstances. The obligations under the 2026 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances.  See Note 15, “Summarized Consolidating Information,” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indenture governing the 2021 Notes and 2023 Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) create restrictions on the ability of Sabra’s restricted subsidiaries to pay dividends or other amounts to Sabra. Such limitations on distributions also include a limitation on the extent of allowable cumulative distributions made, which shall not exceed the greater of (a) the sum of (x) 95% of cumulative Adjusted Funds from Operations and (y) the net proceeds from the issuance of common and preferred equity and (b) the minimum amount of distributions required for the Company to maintain its REIT status. The indenture governing the 2021 Notes and 2023 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2021 Notes and 2023 Notes, the failure to comply with certain covenants and agreements specified in the indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding 2021 Notes and 2023 Notes may become due and payable immediately. The indenture governing the 2021 Notes and 2023 Notes requires us to maintain Total Unencumbered Assets (as defined in the indenture) of at least 150% of our unsecured indebtedness.
The indenture governing the 2026 Notes contains certain covenants that, among other things, limits the ability of Sabra, the Issuer and our subsidiaries to: (i) consummate a merger, consolidate or sell all or substantially all of our consolidated assets and (ii) incur secured or unsecured indebtedness. In addition, we are required to maintain at all times consolidated unencumbered total asset value in an amount not less than 150% of the aggregate outstanding principal amount of our consolidated unsecured debt.
The agreement governing the 2027 Notes provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2027 Notes, the failure to comply with certain covenants and agreements specified in the agreement governing the 2027 Notes for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. In addition, certain change of control events constitute an event of default under the agreement governing the 2027 Notes. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding 2027 Notes may become due and payable immediately.
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2017.

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
The Prior Term Loans bore interest as follows: the U.S. dollar term loan bore interest on the outstanding principal amount at a rate equal to an applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate (the applicable percentage varied based on the Consolidated Leverage Ratio, as defined in the credit agreement for the Prior Credit Facility, and ranged from 1.75% to 2.35% per annum for LIBOR based borrowings and 0.75% to 1.35% per annum for borrowings at the Base Rate); and the Canadian dollar term loan bore interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus 1.75% to 2.35% depending on the Consolidated Leverage Ratio.
Effective on August 17, 2017, the Borrowers, Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the Prior Credit Facility. The Company recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Facility during the year ended December 31, 2017.
The Credit Facility includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of August 17, 2021, and includes two six-month extension options. $200 million of the U.S. dollar Term Loans has a maturity date of August 17, 2020, and the other Term Loans have a maturity date of August 17, 2022.
As of December 31, 2017, there was $641.0 million outstanding under the Revolving Credit Facility and $359.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of December 31, 2017, the interest rate on the Revolving Credit Facility was 2.81%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
On June 10, 2015, the Company entered into an interest rate swap agreement to fix the CDOR portion of the interest rate for CAD $90.0 million of its Canadian dollar Term Loan at 1.59%. In addition, CAD $90.0 million of the Canadian dollar Term Loan was designated as a net investment hedge. On August 10, 2016, the Company entered into two interest rate swap agreements to fix the LIBOR portion of the interest rate for $245.0 million of its U.S. dollar Term Loans at 0.90% and one interest rate swap agreement to fix the CDOR portion on CAD $35.0 million of its Canadian dollar Term Loan at 0.93%. In addition, the Company terminated the five-year interest rate cap contract that capped LIBOR at 2.0%. See Note 9, “Derivative and Hedging Instruments,” for further information.
As a result of the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed eight interest rate swap agreements that fix the LIBOR portion of the interest rate for $600 million of the Company’s U.S. dollar Term Loans at a weighted average rate of 1.31%. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2017, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the years ended December 31, 2017, 2016 and 2015, the Company incurred interest expense of $88.4 million, $64.9 million and $59.2 million, respectively. Interest expense includes non-cash interest expense of $7.8 million, $5.7 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had $24.7 million and $13.8 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2017 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
2018	$4,301	$—	$—	$—	$4,301
2019	102,945	—	—	—	102,945
2020	4,594	—	200,000	—	204,594
2021	20,482	641,000	—	500,000	1,161,482
2022	4,285	—	999,587	—	1,003,872
Thereafter	122,595	—	—	800,000	922,595
Total Debt	259,202	641,000	1,199,587	1,300,000	3,399,789
Premium, net	—	—	—	15,915	15,915
Deferred financing costs, net	(2,772)	—	(8,813)	(9,629)	(21,214)
Total Debt, Net	$256,430	$641,000	$1,190,774	$1,306,286	$3,394,490

(1)	Revolving Credit Facility is subject to two six-month extension options.

9.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $1.1 million of losses, which are included in accumulated other comprehensive loss, as of December 31, 2017, are expected to be reclassified into earnings in the next 12 months. During the year ended December 31, 2016, the Company terminated its interest rate cap, generating cash proceeds of $0.3 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2019.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	December 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$845,000	$245,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2017 and 2016 (dollars in thousands):

		Count as of December 31, 2017	Fair Value		Maturity Dates
			December 31,
Type	Designation		2017	2016		Balance Sheet Location
Assets:
Interest rate swap	Cash Flow	12	$25,221	$8,083	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net Investment	2	674	3,157	2025	Accounts receivable, prepaid expenses and other assets, net
			$25,895	$11,240
Liabilities:
Interest rate swap	Cash Flow	—	$—	$716	2020	Accounts payable and accrued liabilities
CAD term loan	Net Investment	1	99,588	93,000	2022	Term loans, net
			$99,588	$93,716

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for years ended December 31, 2017, 2016 and 2015:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income (Effective Portion)			Income Statement Location
	For the year ended December 31,
	2017	2016	2015	2017	2016	2015
Cash Flow Hedges:
Interest rate products	$10,807	$5,879	$(4,764)	$(2,174)	$(1,360)	$(319)	Interest expense
Net Investment Hedges:
Foreign currency products	(2,378)	(2,085)	5,476	—	—	—	N/A
CAD term loan	(6,588)	(3,750)	(8,352)	—	—	—	N/A
	$1,841	$44	$(7,640)	$(2,174)	$(1,360)	$(319)
During the year ended December 31, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $22,000 of unrealized gains related to its interest rate swaps to other income on the consolidated statements of income. During the year ended December 31, 2016, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.8 million of unrealized gains related to its interest rate swaps to other income on the consolidated statements of income. During the year ended December 31, 2015, the Company recorded no hedge ineffectiveness in earnings.
Derivatives Not Designated as Hedging Instruments
During the year ended December 31, 2017, the Company recorded $8,000 of other expense related to a cross currency interest rate swap not designated as a hedging instrument. As of December 31, 2017 and 2016, the Company’s derivatives were all designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$25,895	$—	$25,895	$—	$—	$25,895
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$11,240	$—	$11,240	$(716)	$—	$10,524
Offsetting Liabilities:
Derivatives	$716	$—	$716	$(716)	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.
As of December 31, 2017, the Company had no derivatives with a fair value in a net liability position.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. As such, the Company classifies these instruments as Level 3.
Preferred equity investments: These instruments are presented on the accompanying consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3.
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
Senior Notes: These instruments are presented on the accompanying consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2.
Secured indebtedness: These instruments are presented on the accompanying consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3.

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 and 2016 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2017			December 31, 2016
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$91,280	$65,907	$65,892	$53,484	$50,846	$51,914
Preferred equity investments	48,035	48,483	47,064	44,882	45,190	48,332
Financial liabilities:
Senior Notes	1,300,000	1,306,286	1,329,191	700,000	688,246	709,500
Secured indebtedness	259,202	256,430	246,461	163,638	160,752	150,091

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2017 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$65,892	$—	$—	$65,892
Preferred equity investments	47,064	—	—	47,064
Financial liabilities:
Senior Notes	1,329,191	—	1,329,191	—
Secured indebtedness	246,461	—	—	246,461
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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2017, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$25,221	$—	$25,221	$—
Cross currency swap	674	—	674	—
The Company entered into contingent consideration arrangements that were outstanding during the year ended December 31, 2017 in connection with three acquisitions of real estate (see Note 4, “Real Estate Properties Held for Investment”). During the year ended December 31, 2017, one earn-out arrangement expired and resulted in a $0 payout, and a second earn-out arrangement was terminated in connection with the transition of the eight senior housing communities to Senior Housing - Managed communities. In order to determine the fair value of the Company’s remaining contingent consideration arrangement, the Company used significant inputs not observable in the market to calculate the contingent consideration. The Company used financial information provided by the facility to calculate the contingent consideration liability of $0.4 million, which was paid in November 2017.

The following reconciliation provides the details of activity for the contingent consideration liability recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2015	$2,700
Decrease in contingent consideration liability	(1,876)
Foreign currency translation	(6)
Balance as of December 31, 2016	$818

Decrease in contingent consideration liability	(426)
Payment of contingent consideration liability	(382)
Foreign currency translation	(10)
Balance as of December 31, 2017	$—
The following reconciliation provides the details of activity for the contingent consideration asset recorded at fair value using Level 3 inputs (in thousands):

Balance as of December 31, 2015	$350
Decrease in contingent consideration asset	(350)
Balance as of December 31, 2016	$—
Corresponding amounts equal to the decreases in the contingent consideration liability and contingent consideration asset are included in other income on the accompanying consolidated statements of income for the years ended December 31, 2017 and 2016 as applicable.

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At December 31, 2017, there were no dividends in arrears.
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

On September 28, 2017, the Company completed an underwritten public offering of 16.0 million newly issued shares of its common stock pursuant to an effective registration statement. The underwriters exercised their option to purchase additional shares, and on October 2, 2017, the Company issued an additional 2.4 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $370.9 million from the offering, after giving effect to the issuance and sale of all 18.4 million shares of common stock, at a price of $21.00 per share. These proceeds were used to repay borrowings outstanding under the Revolving Credit Facility.
Other Common Stock Issuances
During the years ended December 31, 2017 and 2016 , the Company issued 0.3 million and 0.1 million of common stock units related to the vesting of employees’ restricted stock units.
Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $3.1 million, $1.5 million and $5.0 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of the Company’s accumulated other comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2017	2016
Foreign currency translation	$(2,913)	$(3,067)
Unrealized gains on cash flow hedges	14,202	1,269
Total accumulated other comprehensive income (loss)	$11,289	$(1,798)

12.	STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company effective as of November 15, 2010 in connection with the Company’s separation from Sun and was most recently amended and restated in April 2017. The 2009 Performance Incentive Plan provides for the granting of stock-based compensation, including stock options, time-based stock units, funds from operations-based stock units (“FFO Units”), relative total stockholder return-based stock units (“TSR Units”) and performance-based restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company.
Stock Options
In connection with the CCP Merger, the Company assumed stock options outstanding as of the effective time of the CCP Merger. As of December 31, 2017, these stock options, totaling 1.7 million shares underlying the stock options with exercise prices ranging from $19.24 to $34.09 per share, remained outstanding, with 0.5 million exercisable through February 13, 2018 and 1.2 million exercisable through February 13, 2019. As of December 31, 2017, the weighted average exercise price per share was $27.92 and the stock options had no intrinsic value.
The Company had no stock options outstanding during the years ended December 31, 2016 and 2015.
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested (and subject to any applicable deferral or holdback period), each performance-based restricted stock unit is convertible into one share of common stock, subject to any deferrals in issuance pursuant to the grant. The restricted stock units are valued on the grant date based on the market price of the Company’s common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company’s funds from operation (“FFO”) differs from a target FFO amount for a period specified in each grant and will range from 0% to 250% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return (“TSR”) of the Company’s common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 200% of the TSR Units initially granted. Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company’s common stock on the date the relevant transaction occurs.
The following table summarizes additional information concerning restricted stock units at December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2016	903,967	$21.58
Granted	576,357	19.38
Vested	(333,338)	25.30
Dividends reinvested	64,873	21.17
Cancelled/forfeited	(86,372)	20.61
Unvested as of December 31, 2017	1,125,487	$19.71
As of December 31, 2017, the weighted average remaining vesting period of restricted stock units was 2.7 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2017, 2016 and 2015 was $19.38, $22.05 and $21.11, respectively. The total fair value of units vested during the years ended December 31, 2017, 2016 and 2015 was $8.4 million, $4.7 million and $8.5 million, respectively.
The fair value of the TSR Units is estimated on the date of grant using a Monte Carlo valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent 3-year period ending on the grant date for the Company and the selected peer companies, and is calculated on a daily basis. The following are the key assumptions used in this valuation:

	2017	2016	2015
Risk free interest rate	1.42% - 1.99%	0.78% - 1.60%	0.87% - 1.31%
Expected stock price volatility	28.86% - 30.97%	27.40% - 28.42%	23.55% - 27.02%
Expected service period	2.2 - 3.0 years	2.3 - 3.0 years	2.5 - 3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2017, 2016 and 2015, the Company recognized $7.0 million, $7.5 million and $6.1 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income. During the year ended December 31, 2017, the Company recognized $1.4 million of stock-based compensation expense related to former CCP employees included in merger and acquisition costs in the consolidated statements of income. As of December 31, 2017, there was $15.2 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant's eligible compensation. During the years ended December 31, 2017, 2016 and 2015, the Company’s matching contributions were approximately $143,000, $73,000 and $35,000, respectively.

13.	INCOME TAXES
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its taxable ordinary income. In addition, the Company is required to meet certain asset and income tests. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes to its stockholders. The Company also elected to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes.

The Company is subject to corporate income tax on built-in gains (the excess of fair market value over tax basis on properties held by Sabra as of the date Sabra elected to be taxed as a REIT, or January 1, 2011) on taxable dispositions of properties acquired in the Company’s separation from Sun occurring within a specified period (generally five years) following the election to be taxed as a REIT. This built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property as defined under various provisions of the Code. The Company does not expect to dispose of any properties held by Sabra at the Separation Date if such a disposition would result in the imposition of a material tax liability. Gains from asset dispositions occurring more than five years after the acquisition will not be subject to this corporate-level tax. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax.
As a result of acquisitions in Canada during 2015, the Company is subject to income taxes under the laws of Canada. The Company recorded a $1.3 million, $0.7 million and $0.7 million income tax benefit during the years ended December 31, 2017, 2016 and 2015, respectively, with respect to its Canadian operations. Due to uncertainty over the Company’s ability to utilize this income tax benefit in future periods, the Company recorded a valuation allowance of $1.2 million, $0.7 million and $0.7 million against the deferred tax benefit during the years ended December 31, 2017, 2016 and 2015, respectively.
The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at December 31, 2015	$24,212
Additions (reductions) based on prior years’ tax positions	(24,212)
Additions (reductions) based on 2016 tax positions	—
Balance at December 31, 2016	$—

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2017 tax positions	—
Balance at December 31, 2017	$—
During the 2016 fiscal year, the full amount of unrecognized tax benefits was released due to the lapse of applicable statute of limitations.  The balance of unrecognized tax benefits did not change in fiscal year 2017, and the Company does not anticipate that the balance of unrecognized tax benefits will change materially in fiscal year 2018.  The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements.  During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any such interest or penalties. With certain exceptions, the tax year 2014 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net income attributable to common stockholders	$148,141	$60,034	$69,171

Denominator
Basic weighted average common shares and common equivalents	105,621,242	65,284,251	62,235,014
Dilutive stock options and restricted stock units	221,192	236,421	225,225
Diluted weighted average common shares	105,842,434	65,520,672	62,460,239

Net income attributable to common stockholders, per:
Basic common share	$1.40	$0.92	$1.11

Diluted common share	$1.40	$0.92	$1.11
During the years ended December 31, 2017, 2016 and 2015, approximately 132,000, 128,000 and 76,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

No stock options were considered anti-dilutive during the year ended December 31, 2017, and no stock options were outstanding during the years ended December 31, 2016 and 2015.

15.SUMMARIZED CONSOLIDATING INFORMATION
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
Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent Company”), the Operating Partnership, Sabra Capital Corporation, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the 2021 Notes and the 2023 Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Operating Partnership, Sabra Capital Corporation, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Operating Partnership, Sabra Capital Corporation, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra’s proportionate share of each subsidiary’s net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the consolidating statement of cash flows.
Consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Operating Partnership only, Sabra Capital Corporation only, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONSOLIDATING BALANCE SHEET
December 31, 2017
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$324	$—	$—	$1,756,933	$4,237,175	$—	$5,994,432
Loans receivable and other investments, net	(97)	—	—	55,297	59,190	—	114,390
Cash and cash equivalents	511,670	—	—	449	6,513	—	518,632
Restricted cash	—	—	—	36,910	31,907	—	68,817
Lease intangible assets, net	—	—	—	17,577	149,542	—	167,119
Accounts receivable, prepaid expenses and other assets, net	3,499	36,073	—	80,739	53,765	(5,189)	168,887
Intercompany	2,043,402	2,721,979	—	—	—	(4,765,381)	—
Investment in subsidiaries	890,462	1,198,305	—	14,661	—	(2,103,428)	—
Total assets	$3,449,260	$3,956,357	$—	$1,962,566	$4,538,092	$(6,873,998)	$7,032,277
Liabilities
Secured debt, net	$—	$—	$—	$—	$256,430	$—	$256,430
Revolving credit facility	—	641,000	—	—	—	—	641,000
Term loans, net	—	1,092,397	—	98,377	—	—	1,190,774
Senior unsecured notes, net	—	1,306,286	—	—	—	—	1,306,286
Accounts payable and accrued liabilities	16,453	26,212	—	3,560	61,487	(5,189)	102,523
Lease intangible liabilities, net	—	—	—	—	98,015	—	98,015
Intercompany	—	—	—	785,120	3,980,261	(4,765,381)	—
Total liabilities	16,453	3,065,895	—	887,057	4,396,193	(4,770,570)	3,595,028
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,432,807	890,462	—	1,075,509	137,457	(2,103,428)	3,432,807
Noncontrolling interests	—	—	—	—	4,442	—	4,442
Total equity	3,432,807	890,462	—	1,075,509	141,899	(2,103,428)	3,437,249
Total liabilities and equity	$3,449,260	$3,956,357	$—	$1,962,566	$4,538,092	$(6,873,998)	$7,032,277

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$150	$—	$—	$1,860,850	$148,939	$—	$2,009,939
Loans receivable and other investments, net	(410)	—	—	96,446	—	—	96,036
Cash and cash equivalents	18,168	—	—	2,675	4,820	—	25,663
Restricted cash	—	—	—	57	8,945	—	9,002
Lease intangible assets, net	—	—	—	25,489	761	—	26,250
Accounts receivable, prepaid expenses and other assets, net	2,859	18,023	—	70,812	9,244	(1,909)	99,029
Intercompany	368,281	687,493	—	—	25,125	(1,080,899)	—
Investment in subsidiaries	640,238	907,136	—	12,364	—	(1,559,738)	—
Total assets	$1,029,286	$1,612,652	$—	$2,068,693	$197,834	$(2,642,546)	$2,265,919
Liabilities
Secured debt, net	$—	$—	$—	$—	$160,752	$—	$160,752
Revolving credit facility	—	26,000	—	—	—	—	26,000
Term loans, net	—	243,626	—	92,047	—	—	335,673
Senior unsecured notes, net	—	688,246	—	—	—	—	688,246
Accounts payable and accrued liabilities	13,712	14,542	—	11,606	1,688	(1,909)	39,639
Intercompany	—	—	—	1,080,899	—	(1,080,899)	—
Total liabilities	13,712	972,414	—	1,184,552	162,440	(1,082,808)	1,250,310
Total Sabra Health Care REIT, Inc. stockholders’ equity	1,015,574	640,238	—	884,141	35,359	(1,559,738)	1,015,574
Noncontrolling interests	—	—	—	—	35	—	35
Total equity	1,015,574	640,238	—	884,141	35,394	(1,559,738)	1,015,609
Total liabilities and equity	$1,029,286	$1,612,652	$—	$2,068,693	$197,834	$(2,642,546)	$2,265,919

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2017
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$213,162	$158,542	$(7,513)	$364,191
Interest and other income	39	143	—	9,098	5,907	(161)	15,026
Resident fees and services	—	—	—	—	26,430	—	26,430
Total revenues	39	143	—	222,260	190,879	(7,674)	405,647
Expenses:
Depreciation and amortization	867	—	—	67,723	45,292	—	113,882
Interest	—	77,767	—	2,989	7,827	(143)	88,440
Operating expenses	—	—	—	—	25,391	(7,531)	17,860
General and administrative	24,810	65	—	3,854	3,672	—	32,401
Merger and acquisition costs	30,208	—	—	47	—	—	30,255
Provision for doubtful accounts and loan losses	227	—	—	16,886	—	—	17,113
Impairment of real estate	—	—	—	1,326	—	—	1,326
Total expenses	56,112	77,832	—	92,825	82,182	(7,674)	301,277
Other income (expense):
Loss on extinguishment of debt	—	(422)	—	(131)	—	—	(553)
Other income (expense)	2,634	1,130	—	(617)	23	—	3,170
Net (loss) gain on sales of real estate	—	—	—	54,627	(2,598)	—	52,029
Total other income (expense)	2,634	708	—	53,879	(2,575)	—	54,646

Income in subsidiary	212,432	289,414	—	7,199	—	(509,045)	—
Income before income tax expense	158,993	212,433	—	190,513	106,122	(509,045)	159,016
Income tax (expense) recovery	(610)	(1)	—	(139)	99	—	(651)
Net income	158,383	212,432	—	190,374	106,221	(509,045)	158,365
Net loss attributable to noncontrolling interests	—	—	—	—	18	—	18
Net income attributable to Sabra Health Care REIT, Inc.	158,383	212,432	—	190,374	106,239	(509,045)	158,383
Preferred stock dividends	(10,242)	—	—	—	—	—	(10,242)
Net income attributable to common stockholders	$148,141	$212,432	$—	$190,374	$106,239	$(509,045)	$148,141

Net income attributable to common stockholders, per:
Basic common share							$1.40
Diluted common share							$1.40
Weighted-average number of common shares outstanding, basic							105,621,242
Weighted-average number of common shares outstanding, diluted							105,842,434

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2016
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$206,897	$20,706	$(2,328)	$225,275
Interest and other income	3	—	—	27,712	1	(253)	27,463
Resident fees and services	—	—	—	—	7,788	—	7,788
Total revenues	3	—	—	234,609	28,495	(2,581)	260,526
Expenses:
Depreciation and amortization	816	—	—	61,371	6,285	—	68,472
Interest	—	54,589	—	3,497	6,787	—	64,873
Operating expenses	—	—	—	—	8,066	(2,363)	5,703
General and administrative	15,798	56	—	1,652	166	—	17,672
Merger and acquisition costs	(7)	—	—	1,204	—	—	1,197
Provision for doubtful accounts and loan losses	(1,376)	—	—	6,498	421	—	5,543
Impairment of real estate	—	—	—	29,811	—	—	29,811
Total expenses	15,231	54,645	—	104,033	21,725	(2,363)	193,271
Other income (expense):
Loss on extinguishment of debt	—	(468)	—	(88)	—	—	(556)
Other income (expense)	7,366	(196)	—	3,507	—	—	10,677
Net loss on sales of real estate	—	—	—	(6,143)	21	—	(6,122)
Total other income (expense)	7,366	(664)	—	(2,724)	21	—	3,999

Income in subsidiary	78,783	134,093	—	6,840	—	(219,716)	—
Income before income tax expense	70,921	78,784	—	134,692	6,791	(219,934)	71,254
Income tax expense	(427)	(1)	—	(538)	(83)	—	(1,049)
Net income	70,494	78,783	—	134,154	6,708	(219,934)	70,205
Net loss attributable to noncontrolling interests	—	—	—	—	71	—	71
Net income attributable to Sabra Health Care REIT, Inc.	70,494	78,783	—	134,154	6,779	(219,934)	70,276
Preferred stock dividends	(10,242)	—	—	—	—	—	(10,242)
Net income attributable to common stockholders	$60,252	$78,783	$—	$134,154	$6,779	$(219,934)	$60,034

Net income attributable to common stockholders, per:
Basic common share							$0.92
Diluted common share							$0.92
Weighted-average number of common shares outstanding, basic							65,284,251
Weighted-average number of common shares outstanding, diluted							65,520,672

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$190,582	$20,470	$(1,201)	$209,851
Interest and other income	2	334	—	25,472	1	(304)	25,505
Resident fee and services	—	—	—	—	3,508	—	3,508
Total revenues	2	334	—	216,054	23,979	(1,505)	238,864
Expenses:
Depreciation and amortization	47	—	—	57,141	5,891	—	63,079
Interest	—	52,208	—	1,553	5,718	(261)	59,218
Operating expenses	—	—	—	—	3,789	(1,213)	2,576
General and administrative	14,485	29	—	1,411	168	—	16,093
Merger and acquisition costs	(14)	—	—	6,868	169	—	7,023
Provision for doubtful accounts and write-offs	1,291	—	—	11,551	—	—	12,842
Total expenses	15,809	52,237	—	78,524	15,735	(1,474)	160,831
Other income (expense):
Other income	—	1,651	—	609	—	—	2,260
Gain on sale of real estate	—	—	—	(161)	—	—	(161)
Total other income (expense)	—	1,651	—	448	—	—	2,099

Income in subsidiary	95,690	145,943	—	8,368	—	(250,001)	—
Income before income tax expense	79,883	95,691	—	146,346	8,244	(250,032)	80,132
Income tax expense	(439)	(1)	—	(284)	(25)	—	(749)
Net income	79,444	95,690	—	146,062	8,219	(250,032)	79,383
Net loss attributable to noncontrolling interests	—	—	—	—	30	—	30
Net income attributable to Sabra Health Care REIT, Inc.	79,444	95,690	—	146,062	8,249	(250,032)	79,413
Preferred stock dividends	(10,242)	—	—	—	—	—	(10,242)
Net income attributable to common stockholders	$69,202	$95,690	$—	$146,062	$8,249	$(250,032)	$69,171

Net income attributable to common stockholders, per:
Basic common share							$1.11
Diluted common share							$1.11
Weighted-average number of common shares outstanding, basic							62,235,014
Weighted-average number of common shares outstanding, diluted							62,460,239

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$158,383	$212,432	$—	$190,374	$106,221	$(509,045)	$158,365
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(2,821)	—	2,233	742	—	154
Unrealized gain (loss) on cash flow hedge	—	13,078	—	(145)	—	—	12,933
Total other comprehensive income	—	10,257	—	2,088	742	—	13,087
Comprehensive income	158,383	222,689	—	192,462	106,963	(509,045)	171,452
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	18	—	18
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$158,383	$222,689	$—	$192,462	$106,981	$(509,045)	$171,470

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$70,494	$78,783	$—	$134,154	$6,708	$(219,934)	$70,205
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	(2,080)	—	364	82	—	(1,634)
Unrealized gain (loss) on cash flow hedge	—	7,169	—	—	—	—	7,169
Total other comprehensive income (loss)	—	5,089	—	364	82	—	5,535
Comprehensive income	70,494	83,872	—	134,518	6,790	(219,934)	75,740
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	71	—	71
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$70,494	$83,872	$—	$134,518	$6,861	$(219,934)	$75,811

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$79,444	$95,690	$—	$146,062	$8,219	$(250,032)	$79,383
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	5,542	—	(5,507)	(1,468)	—	(1,433)
Unrealized gain (loss) on cash flow hedges	—	(4,358)	—	—	—	—	(4,358)
Total other comprehensive income (loss)	—	1,184	—	(5,507)	(1,468)	—	(5,791)
Comprehensive income	79,444	96,874	—	140,555	6,751	(250,032)	73,592
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	30	—	30
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$79,444	$96,874	$—	$140,555	$6,781	$(250,032)	$73,622

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$59,640	$—	$—	$61,744	$12,102	$—	$133,486
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(419,905)	—	—	(419,905)
Cash received in CCP Merger	77,859	—	—	—	—	—	77,859
Origination and fundings of loans receivable	—	—	—	(1,799)	(15,440)	—	(17,239)
Origination and fundings of preferred equity investments	—	—	—	(2,749)	—	—	(2,749)
Additions to real estate	(181)	—	—	(2,339)	(4,434)	—	(6,954)
Repayment of loans receivable	—	—	—	12,441	19,989	—	32,430
Repayment of preferred equity investments	—	—	—	3,755	—	—	3,755
Net proceeds from sale of real estate	—	—	—	92,337	394	—	92,731
Distribution from subsidiaries	2,474	2,474	—	—	—	(4,948)	—
Intercompany financing	168,999	(249,664)	—	—	—	80,665	—
Net cash provided by (used in) investing activities	249,151	(247,190)	—	(318,259)	509	75,717	(240,072)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	253,000	—	—	—	—	253,000
Proceeds from term loans	—	181,000	—	—	—	—	181,000
Principal payments on secured debt	—	—	—	—	(4,145)	—	(4,145)
Payments of deferred financing costs	—	(15,337)	—	—	—	—	(15,337)
Payment of contingent consideration	—	—	—	(382)	—	—	(382)
Distribution to noncontrolling interest	—	—	—	—	(30)	—	(30)
Issuance of preferred stock	—	—	—	—	—	—	—
Issuance of common stock, net	366,800	—	—	—	—	—	366,800
Dividends paid on common and preferred stock	(182,089)	—	—	—	—	—	(182,089)
Distribution to parent	—	(2,474)	—	—	(2,474)	4,948	—
Intercompany financing	—	(168,999)	—	254,608	(4,944)	(80,665)	—
Net cash provided by (used in) financing activities	184,711	247,190	—	254,226	(11,593)	(75,717)	598,817
Net increase (decrease) in cash and cash equivalents	493,502	—	—	(2,289)	1,018	—	492,231
Effect of foreign currency translation on cash and cash equivalents	—	—	—	63	675	—	738
Cash and cash equivalents, beginning of period	18,168	—	—	2,675	4,820	—	25,663
Cash and cash equivalents, end of period	$511,670	$—	$—	$449	$6,513	$—	$518,632

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$153,577	$—	$—	$12,074	$11,088	$—	$176,739
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(153,579)	—	—	(153,579)
Origination and fundings of loans receivable	—	—	—	(9,675)	—	—	(9,675)
Origination and fundings of preferred equity investments	—	—	—	(7,348)	—	—	(7,348)
Additions to real estate	(124)	—	—	(502)	(377)	—	(1,003)
Repayment of loans receivable	—	—	—	215,962	—	—	215,962
Net proceeds from sale of real estate	—	—	—	97,407	599	—	98,006
Investment in subsidiaries	(200)	(200)	—	—	—	400	—
Distribution from subsidiaries	6,404	6,404	—	—	—	(12,808)	—
Intercompany financing	(23,484)	165,842	—	—	—	(142,358)	—
Net cash (used in) provided by investing activities	(17,404)	172,046	—	142,265	222	(154,766)	142,363
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(229,000)	—	—	—	—	(229,000)
Proceeds from term loans	—	45,000	—	24,360	—	—	69,360
Principal payments on secured debt	—	—	—	(10,766)	(4,002)	—	(14,768)
Payments of deferred financing costs	—	(5,326)	—	(611)	—	—	(5,937)
Issuance of common stock, net	(1,289)	—	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(119,264)	—	—	—	—	—	(119,264)
Contribution from parent	—	200	—	—	200	(400)	—
Distribution to parent	—	(6,404)	—	—	(6,404)	12,808	—
Intercompany financing	—	23,484	—	(165,175)	(667)	142,358	—
Net cash (used in) provided by financing activities	(120,553)	(172,046)	—	(152,192)	(10,873)	154,766	(300,898)
Net increase in cash and cash equivalents	15,620	—	—	2,147	437	—	18,204
Effect of foreign currency translation on cash and cash equivalents	—	—	—	72	(47)	—	25
Cash and cash equivalents, beginning of period	2,548	—	—	456	4,430	—	7,434
Cash and cash equivalents, end of period	$18,168	$—	$—	$2,675	$4,820	$—	$25,663

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$112,291	$—	$—	$820	$7,990	$—	$121,101
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(450,082)	(11,248)	—	(461,330)
Origination and fundings of loans receivable	—	—	—	(49,687)	—	—	(49,687)
Origination and fundings of preferred equity investments	—	—	—	(12,804)	—	—	(12,804)
Additions to real estate	(34)	—	—	(1,286)	(2,369)	—	(3,689)
Repayment of loans receivable	—	—	—	5,803	—	—	5,803
Release of contingent consideration held in escrow	—	—	—	5,240	—	—	5,240
Net proceeds from the sale of real estate	—	—	—	27,241	—	—	27,241
Investment in subsidiaries	(414)	(414)	—	—	—	828	—
Distribution from subsidiaries	3,515	3,515	—	—	—	(7,030)	—
Intercompany financing	(200,884)	(387,652)	—	—	—	588,536	—
Net cash (used in) provided by investing activities	(197,817)	(384,551)	—	(475,575)	(13,617)	582,334	(489,226)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	187,000	—	—	—	—	187,000
Proceeds from term loans	—	—	—	73,242	—	—	73,242
Proceeds from secured debt	—	—	—	—	28,735	—	28,735
Principal payments on secured debt	—	—	—	—	(3,132)	—	(3,132)
Payments of deferred financing costs	—	(232)	—	(740)	(480)	—	(1,452)
Contributions by noncontrolling interests	—	—	—	—	179	—	179
Issuance of common stock, net	139,403	—	—	—	—	—	139,403
Dividends paid on common and preferred stock	(109,897)	—	—	—	—	—	(109,897)
Contribution from parent	—	414	—	—	414	(828)	—
Distribution to parent	—	(3,515)	—	—	(3,515)	7,030	—
Intercompany financing	—	200,884	—	402,745	(15,093)	(588,536)	—
Net cash provided by (used in) financing activities	29,506	384,551	—	475,247	7,108	(582,334)	314,078
Net (decrease) increase in cash and cash equivalents	(56,020)	—	—	492	1,481	—	(54,047)
Effect of foreign currency translation on cash and cash equivalents	(231)	—	—	(36)	(45)	—	(312)
Cash and cash equivalents, beginning of period	58,799	—	—	—	2,994	—	61,793
Cash and cash equivalents, end of period	$2,548	$—	$—	$456	$4,430	$—	$7,434

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

16.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended December 31, 2017 and 2016 to give effect to the CCP Merger completed during the year ended December 31, 2017 and the acquisition of one skilled nursing/transitional care facility and three senior housing communities during the year ended December 31, 2016. The following unaudited pro forma information has been prepared to give effect to the acquisitions completed during the years ended December 31, 2017 and 2016 as if these acquisitions occurred on January 1, 2016 and 2015, respectively. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2016 and 2015, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2017	2016
	(in thousands, except share and per share amounts)
Revenues	$631,041	$627,475
Net income attributable to common stockholders	$292,551	$225,331

Net income attributable to common stockholders, per:
Basic common share	$1.78	$1.41
Diluted common share	$1.78	$1.41

Weighted-average number of common shares outstanding, basic	164,361,139	159,319,612
Weighted-average number of common shares outstanding, diluted	164,582,331	159,556,033
Merger and acquisition costs of $30.2 million related to the CCP Merger completed during year the ended December 31, 2017 are reflected above as if they were incurred on January 1, 2016.

17.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2017, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
Income Taxes
As a result of the Company’s separation from Sun effective November 15, 2010, the Company is the surviving taxpayer for income tax purposes. Accordingly, tax positions taken prior to the Separation Date remained the Company’s obligations after the Separation Date. Sun agreed to indemnify the Company against, among other things, federal, state and local taxes (including penalties and interest) related to periods prior to the Separation Date to the extent the deferred tax assets allocated to the Company are not sufficient and/or cannot be utilized to satisfy these taxes.
Effective December 1, 2012, Sun was acquired by Genesis HealthCare LLC. As a result of its acquisition Sun, Genesis HealthCare LLC became successor to the obligations of Sun described above. Effective February 2, 2015, Genesis HealthCare LLC combined with Skilled Healthcare Group, Inc. and now operates under the name Genesis Healthcare, Inc.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company’s results of operations, financial condition or cash flows.

18.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Enlivant Joint Venture
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, to acquire a 49% equity interest in an entity that collectively owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). The Company contributed $352.7 million for the 49% noncontrolling interest, which implies an aggregate portfolio value for the Enlivant Joint Venture of $1.49 billion. The Enlivant Joint Venture has outstanding indebtedness of $791.3 million for the portfolio and net working capital of $22.9 million. The joint venture agreement includes an option for the Company to acquire the remaining majority interest in the Enlivant Joint Venture which terminates on January 2, 2021. Sabra's partner in the Enlivant Joint Venture has the option to transfer its interest commencing on January 2, 2020 subject to the Company's right of first offer. In addition, Sabra has the right to designate three directors on the seven member boards of directors of the Enlivant Joint Venture and has other customary minority rights.
Additionally on January 2, 2018, the Company acquired 11 senior housing communities that are operated by Enlivant pursuant to property management agreements for $138.3 million, which includes net working capital of $14.1 million.
Dividend Declaration
On February 5, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2018 to stockholders of record as of the close of business on February 15, 2018.
Also on February 5, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.4453125 per share of Series A Preferred Stock. The dividend will be paid on February 28, 2018 to stockholders of record as of the close of business on February 15, 2018.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Recoveries	Uncollectible Accounts Written-off	Foreign Currency Translation due to Charges	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$3,693	$2,100	$—	$(273)	$—	$5,520
Straight-line rent receivable allowance	3,668	10,487	—	(1,800)	—	12,355
Loan loss reserves	2,750	4,526	—	(7,178)	—	98
	$10,111	$17,113	$—	$(9,251)	$—	$17,973

Year ended December 31, 2016
Allowance for doubtful accounts	$3,811	$235	$—	$(353)	$—	$3,693
Straight-line rent receivable allowance	5,331	3,540	—	(5,191)	(12)	3,668
Loan loss reserves	4,300	1,768	—	(3,318)	—	2,750
	$13,442	$5,543	$—	$(8,862)	$(12)	$10,111

Year ended December 31, 2015
Allowance for doubtful accounts	$—	$3,811	—	$—	$—	$3,811
Straight-line rent receivable allowance	600	4,731	—	—	—	5,331
Loan loss reserves	—	4,300	—	—	—	4,300
	$600	$12,842	$—	$—	$—	$13,442

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
New Martinsville	New Martinsville, WV	100%	—	475	10,543	11,018	—	475	10,331	10,806	(4,317)	1982	11/15/10	39
Glenville	Glenville, WV	100%	—	484	2,839	3,323	—	484	2,719	3,203	(830)	1982/2006/2015	11/15/10	40
Greenwood	Warwick, RI	100%	—	2,066	10,178	12,244	—	2,066	9,771	11,837	(4,589)	1964/2009	11/15/10	24
Forest Hills (SNF)	Broken Arrow, OK	100%	(4)	1,653	11,259	12,912	—	1,653	10,888	12,541	(4,339)	1994/2008, 2009/2010, 2015	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,231	3,886	(972)	1987	11/15/10	32
Forest View	Dayton, OH	100%	—	819	4,214	5,033	—	819	3,926	4,745	(1,837)	1968	11/15/10	24
San Juan	Farmington, NM	100%	9,504	799	4,163	4,962	3	799	3,791	4,590	(1,612)	1963/1993	11/15/10	24
McKinley Care	Gallup, NM	100%	5,448	409	1,865	2,274	4	409	1,753	2,162	(753)	1968	11/15/10	24
Bedford Hills	Bedford, NH	100%	6,142	1,911	12,245	14,156	—	1,911	11,308	13,219	(3,956)	1992/2010	11/15/10	36
Exeter on Hampton	Exeter, NH	100%	—	2,365	2,350	4,715	—	2,365	659	3,024	(389)	1976/2011	11/15/10	40
Pheasant Wood	Petersborough, NH	100%	—	625	3,986	4,611	—	625	3,396	4,021	(1,509)	1975/2016	11/15/10	28
Westwood	Keene, NH	100%	—	699	3,823	4,522	—	699	3,320	4,019	(1,781)	1965/2010	11/15/10	24
Colonial Hill	Rochester, NH	100%	—	412	3,960	4,372	—	412	3,331	3,743	(1,340)	1986/2010	11/15/10	44
Crestwood Care	Milford, NH	100%	—	557	3,441	3,998	—	557	2,941	3,498	(1,364)	1972	11/15/10	28
Applewood	Winchester, NH	100%	—	348	3,075	3,423	—	348	2,654	3,002	(1,047)	1987	11/15/10	32
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,464	1,776	(869)	1890/2005	11/15/10	20
Woodland Hill	Asheboro, NC	100%	—	1,706	8,053	9,759	—	1,706	7,569	9,275	(2,618)	1987/2009	11/15/10	32
Missouri River	Great Falls, MT	100%	10,841	2,023	16,967	18,990	—	2,023	15,916	17,939	(6,814)	1960/1990, 2010	11/15/10	30
Butte Care	Butte, MT	100%	—	1,092	12,654	13,746	—	1,092	12,449	13,541	(4,706)	1974/2012	11/15/10	35
Whitefish Care	Whitefish, MT	100%	—	651	6,339	6,990	—	651	6,186	6,837	(2,421)	1973/2012	11/15/10	35
Deer Lodge	Deer Lodge, MT	100%	4,129	190	3,032	3,222	2	190	2,637	2,827	(1,071)	1973	11/15/10	30
Twin Oaks	Danvers, MA	100%	—	885	5,100	5,985	—	885	4,366	5,251	(1,973)	1969	11/15/10	24
Maplewood	Amesbury, MA	100%	—	771	4,550	5,321	—	771	3,695	4,466	(1,666)	1968/2010	11/15/10	24
Saugus	Saugus, MA	100%	—	285	1,643	1,928	—	285	1,006	1,291	(516)	1967	11/15/10	24
Countryside Care	Bardwell, KY	100%	—	239	4,790	5,029	—	239	4,409	4,648	(1,437)	1993/2010	11/15/10	35
Barkley Center	Paducah, KY	100%	—	325	4,019	4,344	—	325	3,395	3,720	(1,098)	1999/2014	11/15/10	35
Gooding/Bennett Hills	Gooding, ID	100%	—	—	1,731	1,731	—	—	1,719	1,719	(992)	1968/2009	11/15/10	40
Oakhurst	Ocala, FL	100%	—	1,474	8,212	9,686	—	1,474	7,489	8,963	(2,810)	1984/2010	11/15/10	32

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Orchard Ridge	New Port Richey, FL	100%	—	536	5,685	6,221	—	536	5,220	5,756	(1,944)	1983/1995, 2012	11/15/10	32
Bay Tree	Palm Harbor, FL	100%	—	786	4,870	5,656	—	786	4,309	5,095	(1,820)	1981	11/15/10	32
West Bay	Oldsmar, FL	100%	—	775	4,660	5,435	—	775	4,103	4,878	(1,629)	1982/2010	11/15/10	32
Sunset Point	Clearwater, FL	100%	—	706	4,370	5,076	—	706	3,880	4,586	(1,624)	1983	11/15/10	32
Arden House	Hamden, CT	100%	18,772	2,250	23,816	26,066	—	2,250	22,785	25,035	(8,877)	1973/2008, 2010	11/15/10	28
Pope John Paul	Danbury, CT	100%	—	—	13,702	13,702	—	—	12,642	12,642	(4,450)	1983/2009	11/15/10	32
St. Camillus	Stamford, CT	100%	—	—	12,528	12,528	—	—	11,261	11,261	(3,982)	1987/2008	11/15/10	32
Madison House	Madison, CT	100%	—	4,337	8,164	12,501	—	4,337	7,673	12,010	(2,541)	1994/2009, 2010	11/15/10	36
Willows (CT)	Woodbridge, CT	100%	—	1,838	9,961	11,799	—	1,838	9,100	10,938	(3,375)	1989/2011	11/15/10	32
The Reservoir	West Hartford, CT	100%	—	1,204	9,457	10,661	—	1,204	9,090	10,294	(3,082)	1995/2009, 2011	11/15/10	36
Glen Hill	Danbury, CT	100%	—	918	7,017	7,935	—	918	6,412	7,330	(3,206)	1963/2009	11/15/10	24
Governor's House	Simsbury, CT	100%	—	—	5,750	5,750	—	—	5,154	5,154	(2,810)	1895/2008, 2010	11/15/10	20
Elms Haven	Thornton, CO	100%	14,432	3,717	18,473	22,190	7	3,716	17,726	21,442	(6,280)	1987/1989, 1997, 2007, 2008/2016, 2017	11/15/10	40
Carmichael	Carmichael, CA	100%	—	—	1,741	1,741	—	—	1,083	1,083	(722)	1960/1976, 2010	11/15/10	40
Willows (CA)	Willows, CA	100%	—	137	1,426	1,563	—	137	1,076	1,213	(672)	1969/2010, 2015	11/15/10	40
Washington Care	San Leandro, CA	100%	9,111	—	1,331	1,331	8	—	1,116	1,116	(634)	1969/2010	11/15/10	40
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	75	235	(56)	1968	11/15/10	10
Mineral Springs	North Conway, NH	100%	12,114	417	5,352	5,769	—	417	4,746	5,163	(1,682)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	10,205	454	4,531	4,985	—	454	4,124	4,578	(1,443)	1984/1986, 1987, 2009	11/15/10	41
Meridian Care	Meridian, ID	100%	—	840	8,342	9,182	—	840	7,854	8,694	(3,425)	1997/2009	11/15/10	39
St. Joseph's	Trumbull, CT	100%	—	—	21,878	21,878	—	—	20,773	20,773	(9,456)	1959	11/15/10	24
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(4,015)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(2,995)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(4,715)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(4,308)	2008	08/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	179	2,527	12,631	15,158	(2,256)	1927/1990, 2007/2016	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	106	2,617	11,768	14,385	(1,924)	1958/2009/2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	861	509	5,879	6,388	(1,123)	1981/2013	05/10/12	40
Camden Care Center	Minneapolis, MN	100%	—	1,235	5,777	7,012	50	970	3,880	4,850	—	1990	11/30/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(2,077)	2002/2012	11/30/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(1,550)	2003/2012, 2015	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(1,048)	2002/2012	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(3,298)	1962/1996/2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(1,956)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(422)	1970/1979/1983/1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(914)	1962/1968/1975/2000/2004	02/14/14	40
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(1,733)	1985/2017	03/05/14	40
Onion Creek	Austin, TX	100%	—	871	12,843	13,714	—	871	12,843	13,714	(1,345)	2011	10/21/14	40
Adams PARC	Barlesville, OK	100%	—	1,332	6,904	8,236	—	1,332	6,904	8,236	(687)	1989	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	460	2,189	24,028	26,217	(2,087)	1963/1984	10/29/14	40
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	—	869	5,237	6,106	(582)	2001/2013	10/29/14	40
St. Thomas More Medical Complex	Hyattsville, MD	100%	—	6,343	65,573	71,916	—	6,343	65,573	71,916	(4,937)	1950/1976, 2008	06/30/15	40
Bay Ridge Healthcare Center	Annapolis, MD	100%	—	1,548	40,773	42,321	—	1,548	40,773	42,321	(2,846)	1964/1993, 2012	06/30/15	40
NMS Healthcare of Silver Spring	Wheaton, MD	100%	—	676	56,897	57,573	—	676	56,897	57,573	(3,915)	1966/1991, 2012	06/30/15	40
NMS Healthcare of Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	—	1,475	56,237	57,712	(3,271)	1953/1975, 2014	11/25/15	40
NMS Healthcare of Springbrook	Silver Spring, MD	100%	—	963	48,085	49,048	—	963	48,084	49,047	(1,907)	1965/2015	07/26/16	40
Andrew Residence	Minneapolis, MN	100%	—	2,931	6,943	9,874	90	2,931	7,033	9,964	(78)	1941/2014	08/17/17	40
Atrium Post Acute Care of Chilton	Chilton, WI	100%	—	230	3,645	3,875	—	230	3,645	3,875	(34)	1963/2010	08/17/17	40
Fox River Nursing and Rehab Center	Appleton, WI	100%	—	1,220	2,351	3,571	—	1,220	2,351	3,571	(22)	1968/1992	08/17/17	40
Bridgewood Nursing and Rehab Center	Neenah, WI	100%	—	890	2,985	3,875	—	890	2,985	3,875	(30)	1965	08/17/17	40
Kennedy Park Nursing and Rehab Center	Schofield, WI	100%	—	1,000	2,875	3,875	—	1,000	2,875	3,875	(28)	1966/1997	08/17/17	40
Avamere Riverpark of Eugene	Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(310)	1988/2016	08/17/17	40
Avamere Rehab of Lebanon	Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(128)	1974	08/17/17	40
Avamere Crestview of Portland	Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(182)	1964/2016	08/17/17	40
Avamere Rehabilitation of King City	Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(109)	1975	08/17/17	40
Avamere Rehabilitation of Hillsboro	Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(126)	1973	08/17/17	40
Avamere Rehab of Junction City	Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(74)	1966/2015	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avamere Rehab of Eugene	Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(180)	1966/2016	08/17/17	40
Avamere Rehab of Coos Bay	Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(83)	1968	08/17/17	40
Avamere Twin Oaks of Sweet Home	Sweet Home, OR	100%	—	238	3,338	3,576	—	238	3,338	3,576	(32)	1972	08/17/17	40
Avamere Rehab of Clackamas	Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(48)	1961	08/17/17	40
Avamere Rehab of Newport	Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(46)	1973/2014	08/17/17	40
Avamere Rehab of Oregon City	Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(109)	1974	08/17/17	40
Avamere Transitional Care of Puget Sound	Tacoma, WA	100%	—	1,771	11,595	13,366	—	1,771	11,595	13,366	(121)	2017	08/17/17	40
Richmond Beach Rehab	Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(135)	1993/2014	08/17/17	40
St. Francis of Bellingham	Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(144)	1984/2015	08/17/17	40
Avamere Olympic Rehabilitation of Sequim	Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(50)	1974	08/17/17	40
Avamere Heritage Rehabilitation of Tacoma	Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(49)	1968	08/17/17	40
Avamere at Pacific Ridge	Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(25)	1972/2014	08/17/17	40
Avamere Rehabilitation of Cascade Park	Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(147)	1991	08/17/17	40
The Pearl at Kruse Way	Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(126)	2005/2016	08/17/17	40
Avamere at Medford	Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(409)	1974/2016	08/17/17	40
Avamere Bellingham Healthcare and Rehab Services	Bellingham, WA	100%	—	2,908	2,058	4,966	—	2,908	2,058	4,966	(26)	1972/2015	08/17/17	40
Queen Anne Healthcare	Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(61)	1970	08/17/17	40
Avamere Transitional Care and Rehab - Boise	Boise, ID	100%	—	681	9,348	10,029	—	681	9,348	10,029	(89)	1979	08/17/17	40
Avamere Transitional Care at Sunnyside	Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(145)	1981	08/17/17	40
Avamere Health Services of Rogue Valley	Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(223)	1961/2016	08/17/17	40
Avamere Transitional Care and Rehab - Malley	Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,273	30,935	(311)	1972/2016	08/17/17	40
Avamere Transitional Care and Rehab - Brighton	Brighton, CO	100%	—	1,933	11,624	13,557	—	1,933	11,624	13,557	(111)	1971	08/17/17	40
Phoenix Rehabilitation Services	Phoenix, AZ	100%	—	1,270	11,502	12,772	—	1,270	11,502	12,772	(104)	2008	08/17/17	40
Tustin Subacute Care Facility	Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(102)	2008	08/17/17	40
La Mesa Inpatient Rehabilitation Facility	La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(75)	2012	08/17/17	40
Golden Living Center - Westminster	Westminster, MD	100%	—	2,128	6,614	8,742	161	2,128	6,775	8,903	(79)	1973/2010	08/17/17	40
Maple Wood Care Center	Kansas City, MO	100%	—	1,142	3,226	4,368	170	1,142	3,396	4,538	(57)	1983	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Garden Valley Nursing & Rehab	Kansas City, MO	100%	—	1,985	2,714	4,699	112	1,985	2,826	4,811	(56)	1983	08/17/17	40
Worthington Nursing & Rehab	Parkersburg, WV	100%	—	697	10,688	11,385	—	697	10,688	11,385	(122)	1974/1999	08/17/17	40
Burlington House Rehabilitative and Alzheimers Care Center	Cincinnati, OH	100%	—	2,686	10,062	12,748	—	2,686	10,062	12,748	(108)	1989/2015	08/17/17	40
Golden Living Center - Charlottesville	Charlottesville, VA	100%	—	2,840	8,450	11,290	140	2,840	8,590	11,430	(91)	1964/2009	08/17/17	40
Golden Living Center - Sleepy Hollow	Annandale, VA	100%	—	7,241	17,727	24,968	318	7,241	18,045	25,286	(179)	1963/2013	08/17/17	40
Golden Living Center - Petersburg	Petersburg, VA	100%	—	988	8,416	9,404	1	988	8,417	9,405	(87)	1970/2009	08/17/17	40
Golden Living Center - Battlefield Park	Petersburg, VA	100%	—	1,174	8,858	10,032	1	1,174	8,859	10,033	(89)	1976/2010	08/17/17	40
Golden Living Center - Hagerstown	Hagerstown, MD	100%	—	1,393	13,438	14,831	39	1,393	13,476	14,869	(131)	1971/2010	08/17/17	40
Golden Living Center - Cumberland	Cumberland, MD	100%	—	800	16,973	17,773	9	800	16,983	17,783	(162)	1968	08/17/17	40
Gilroy Healthcare and Rehabilitiation Center	Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(212)	1968	08/17/17	40
North Cascades Health and Rehabilitation Center	Bellingham, WA	100%	—	1,437	14,196	15,633	—	1,437	14,196	15,633	(132)	1999	08/17/17	40
Granite Rehabilitation & Wellness	Cheyenne, WY	100%	—	387	13,613	14,000	1,045	387	14,659	15,046	(122)	1967/2017	08/17/17	40
Rawlins Rehabilitation & Wellness	Rawlins, WY	100%	—	281	6,007	6,288	—	281	6,007	6,288	(56)	1967	08/17/17	40
Wind River Rehabilitation & Wellness	Riverton, WY	100%	—	199	11,398	11,597	—	199	11,398	11,597	(103)	1967	08/17/17	40
Sage View Care Center	Rock Springs, WY	100%	—	420	8,665	9,085	—	420	8,665	9,085	(82)	1964	08/17/17	40
Shelton Health and Rehabilitation Center	Shelton, WA	50%	—	415	8,965	9,380	—	415	8,965	9,380	(90)	1998	08/17/17	40
Dundee Nursing Home	Bennettsville, SC	100%	—	1,437	4,631	6,068	—	1,437	4,631	6,068	(48)	1958	08/17/17	40
Mt. Pleasant Nursing Center	Mount Pleasant, SC	100%	—	2,689	3,942	6,631	—	2,689	3,942	6,631	(43)	1977/2015	08/17/17	40
Tri-State Comp Care Center	Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(55)	1990/2005	08/17/17	40
Emporia Manor	Emporia, VA	100%	—	1,656	478	2,134	—	1,656	478	2,134	(7)	1971	08/17/17	40
Epic-Conway	Conway, SC	100%	—	1,408	10,784	12,192	—	1,408	10,784	12,192	(108)	1975	08/17/17	40
Epic- Bayview	Beaufort, SC	100%	—	1,842	11,389	13,231	—	1,842	11,389	13,231	(111)	1970	08/17/17	40
Green Acres of Baytown	Baytown, TX	100%	—	479	6,351	6,830	85	479	6,436	6,915	(61)	1970	08/17/17	40
Allenbrook Healthcare Center	Baytown, TX	100%	—	426	3,236	3,662	79	426	3,316	3,742	(36)	1975	08/17/17	40
Green Acres of Huntsville	Huntsville, TX	100%	—	302	3,153	3,455	54	302	3,207	3,509	(34)	1968	08/17/17	40
Green Acres of Center	Center, TX	100%	—	231	1,335	1,566	187	231	1,522	1,753	(18)	1972	08/17/17	40
Humble Healthcare Center	Humble, TX	100%	—	2,114	1,643	3,757	380	2,114	2,023	4,137	(23)	1972	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Beechnut Manor	Houston, TX	100%	—	1,019	5,734	6,753	128	1,019	5,862	6,881	(58)	1982	08/17/17	40
Linden Healthcare Center	Linden, TX	100%	—	112	256	368	109	112	365	477	(5)	1968	08/17/17	40
Sherman Healthcare Center	Sherman, TX	100%	—	469	6,310	6,779	124	469	6,434	6,903	(62)	1971	08/17/17	40
Mount Pleasant Healthcare Center	Mount Pleasant, TX	100%	—	250	6,913	7,163	90	250	7,003	7,253	(67)	1970	08/17/17	40
Renfro Healthcare Center	Waxahachie, TX	100%	—	416	7,259	7,675	75	416	7,335	7,751	(71)	1976	08/17/17	40
Upshur Manor Nursing Home	Gilmer, TX	100%	—	707	4,552	5,259	49	707	4,602	5,309	(48)	1990	08/17/17	40
Hearthstone of Northern Nevada	Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(90)	1988	08/17/17	40
Sunset Hills Healthcare and Rehabilitation Center	St. Louis, MO	100%	—	1,595	5,822	7,417	—	1,595	5,822	7,417	(87)	1954/2016	08/17/17	40
Mountainview Specialty Care Center	Greensburg, PA	100%	—	549	9,926	10,475	—	549	9,926	10,475	(118)	1971/2016	08/17/17	40
Golden Living Center - Richmond	Richmond, IN	100%	—	259	9,819	10,078	—	259	9,819	10,078	(94)	1975	08/17/17	40
Golden Living Center - Petersburg	Petersburg, IN	100%	—	581	5,367	5,948	—	581	5,367	5,948	(55)	1970/2009	08/17/17	40
Beverly Health - Ft. Pierce	Fort Pierce, FL	100%	—	787	16,648	17,435	—	787	16,648	17,435	(152)	1960/2011	08/17/17	40
Maryville	Maryville, MO	100%	—	114	5,955	6,069	—	114	5,955	6,069	(62)	1972	08/17/17	40
Ashland Healthcare	Ashland, MO	100%	—	765	2,669	3,434	—	765	2,669	3,434	(30)	1993	08/17/17	40
Bellefontaine Gardens	St. Louis, MO	100%	—	2,071	5,739	7,810	—	2,071	5,739	7,810	(64)	1988/1991	08/17/17	40
Current River Nursing Center	Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(82)	1991	08/17/17	40
Dixon Nursing & Rehab	Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(36)	1989/2011	08/17/17	40
Forsyth Nursing & Rehab	Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(86)	1993/2007	08/17/17	40
Glenwood Healthcare	Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(13)	1990	08/17/17	40
Silex Community Care	Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(51)	1991	08/17/17	40
South Hampton Place	Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(68)	1994	08/17/17	40
Strafford Care Center	Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(66)	1995	08/17/17	40
Windsor Healthcare & Rehab	Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(63)	1996	08/17/17	40
Park Manor of Conroe	Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(171)	2001	08/17/17	40
Park Manor of Cypress Station	Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(108)	2003/2013	08/17/17	40
Park Manor of Humble	Humble, TX	100%	—	1,541	12,332	13,873	—	1,541	12,332	13,873	(115)	2003	08/17/17	40
Park Manor of Quail Valley	Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(94)	2005	08/17/17	40
Park Manor of Westchase	Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(73)	2005	08/17/17	40
Park Manor of CyFair	Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(120)	1999	08/17/17	40
Park Manor of McKinney	McKinney, TX	100%	—	1,441	9,017	10,458	—	1,441	9,017	10,458	(91)	1993/2012	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Tanglewood Health and Rehabilitation	Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(25)	1973/2013	08/17/17	40
Smoky Hill Health and Rehbilitation	Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(43)	1981	08/17/17	40
Belleville Health Center	Belleville, KS	100%	—	600	1,664	2,264	—	600	1,664	2,264	(21)	1977	08/17/17	40
Lakeview Manor	Indianapolis, IN	100%	—	2,743	6,015	8,758	—	2,743	6,015	8,758	(66)	1968	08/17/17	40
Westridge Healthcare Center	Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(68)	1965/1984	08/17/17	40
Chalet Village	Berne, IN	100%	—	498	2,421	2,919	—	498	2,421	2,919	(27)	1986	08/17/17	40
Willow Bend Living Center	Muncie, IN	100%	—	1,168	9,562	10,730	—	1,168	9,562	10,730	(87)	1976/1986	08/17/17	40
Twin City Healthcare	Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(81)	1974	08/17/17	40
Liberty Village	Muncie, IN	100%	—	1,483	4,888	6,371	—	1,483	4,888	6,371	(55)	1998	08/17/17	40
Pine Knoll Rehabilitation Center	Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(53)	1986/1998	08/17/17	40
Willow Crossing Health & Rehab Center	Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(98)	1988/2004	08/17/17	40
Bridgewater Center for Health & Rehab	Hartford City, IN	100%	—	396	3,439	3,835	—	396	3,439	3,835	(35)	1988/2012	08/17/17	40
Oakbrook Village	Huntington, IN	100%	—	589	3,387	3,976	—	589	3,387	3,976	(35)	1987	08/17/17	40
Persimmon Ridge Center	Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(92)	1964	08/17/17	40
Vermillion Convalescent Center	Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(96)	1971	08/17/17	40
Meadowbrooke Rehab Centre & Suites	Anderson, IN	100%	—	1,565	5,126	6,691	—	1,565	5,126	6,691	(52)	1967	08/17/17	40
Whispering Pines	Monticello, IN	100%	—	376	2,898	3,274	—	376	2,898	3,274	(32)	1988	08/17/17	40
Woodland Hills Care Center	Lawrenceburg, IN	100%	—	559	2,629	3,188	—	559	2,629	3,188	(31)	1966/2007	08/17/17	40
Las Vegas Post Acute & Rehabilitation	Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(160)	1964	08/17/17	40
Torey Pines Rehabilitation Hospital	Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(78)	1972/1997	08/17/17	40
Villa Campana Rehabiitation Hospital	Tucson, AZ	100%	—	1,800	4,387	6,187	—	1,800	4,387	6,187	(50)	1983/2011	08/17/17	40
Kachina Point Rehabilitation Hospital	Sedona, AZ	100%	—	2,035	10,981	13,016	—	2,035	10,981	13,016	(110)	1984/2011	08/17/17	40
Bay View Rehabilitation Hospital	Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(200)	1967	08/17/17	40
Dover Center for Health & Rehabilitation	Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(73)	1969/1992, 2017	08/17/17	40
Augusta Center for Health & Rehabilitation	Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(63)	1967	08/17/17	40
Eastside Center for Health & Rehabilitation	Bangor, ME	100%	—	302	1,811	2,113	—	302	1,811	2,113	(21)	1967/1993	08/17/17	40
Winship Green Center for Health & Rehabilitation	Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(21)	1974	08/17/17	40
Brewer Center for Health & Rehabilitation	Brewer, ME	100%	—	177	14,497	14,674	—	177	14,497	14,674	(138)	1974/1990	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Kennebunk Center for Health & Rehabilitation	Kennebunk, ME	100%	—	198	6,822	7,020	—	198	6,822	7,020	(66)	1977	08/17/17	40
Norway Center for Health & Rehabilitation	Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(38)	1976	08/17/17	40
Brentwood Center for Health & Rehabilitation	Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(23)	1952	08/17/17	40
Country Center for Health & Rehabilitation	Newburyport, MA	100%	—	269	4,436	4,705	—	269	4,436	4,705	(58)	1968/2009	08/17/17	40
Sachem Center for Health & Rehabilitation	E. Bridgewater, MA	100%	—	447	1,357	1,804	—	447	1,357	1,804	(22)	1968	08/17/17	40
Eliot Center for Health & Rehabilitation	Natick, MA	100%	—	475	1,491	1,966	—	475	1,491	1,966	(20)	1964	08/17/17	40
The Reservoir Center for Health & Rehabilitation	Marlborough, MA	100%	—	942	1,541	2,483	1,152	942	2,693	3,635	(23)	1973	08/17/17	40
Newton Wellesley Center for Alzheimer's Care	Wellesley, MA	100%	—	1,186	13,917	15,103	—	1,186	13,917	15,103	(128)	1971	08/17/17	40
Colony Center for Health & Rehabilitation	Abington, MA	100%	—	1,727	2,103	3,830	—	1,727	2,103	3,830	(27)	1965	08/17/17	40
Westgate Center for Rehab & Alzheimer's Care	Bangor, ME	100%	—	229	7,171	7,400	—	229	7,171	7,400	(72)	1969/1993	08/17/17	40
New Orange Hills	Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(139)	1987	08/17/17	40
Millbrook Healthcare & Rehabilitation Center	Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(60)	2008	08/17/17	40
Pleasant Valley Health & Rehab	Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(74)	2008	08/17/17	40
Regency Healthcare & Rehab Center at Red River	Clarksville, TX	100%	—	279	4,269	4,548	—	279	4,269	4,548	(47)	1989	08/17/17	40
McKinney Healthcare & Rehab	McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(64)	2006	08/17/17	40
Nicholas County Nursing and Rehabilitation	Richwood, WV	100%	—	10	—	10	—	10	—	10	—	1980	08/17/17	40
Golden Living Center - Hopkins	Hopkins, MN	100%	—	807	4,668	5,475	—	807	4,668	5,475	(56)	1961/2008	08/17/17	40
Golden Living Center - Village Gardens	Green Bay, WI	100%	—	1,299	1,247	2,546	—	1,299	1,247	2,546	(20)	1965/2012	08/17/17	40
Golden Living Center - Florence	Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(42)	1970	08/17/17	40
Golden Living Center - South Shore	St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(22)	1960/1997	08/17/17	40
Golden Living Center - Rochester East	Rochester, MN	100%	—	645	7,067	7,712	—	645	7,067	7,712	(68)	1967/2011	08/17/17	40
Golden Living Center - Wisconsin Dells	Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(24)	1972/2006	08/17/17	40
Golden Living Center - Sheboygan	Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(36)	1967/2012	08/17/17	40
Azalea Gardens of Mobile	Mobile, AL	100%	—	—	2,540	2,540	—	—	2,540	2,540	(31)	1967	08/17/17	40
Golden Living Center - Hendersonville	Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(41)	1979	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Trisun Care Center Coastal Palms	Portland, TX	100%	—	610	11,296	11,906	—	610	11,296	11,906	(104)	1998	08/17/17	40
Trisun Care Center Westwood	Corpus Christi, TX	100%	—	366	6,961	7,327	—	366	6,961	7,327	(66)	1973/2010	08/17/17	40
Trisun Care Center River Ridge	Corpus Christi, TX	100%	—	792	7,450	8,242	—	792	7,450	8,242	(73)	1994/2012	08/17/17	40
Trisun Care Center - Northeast El Paso	El Paso, TX	100%	—	1,331	10,117	11,448	—	1,331	10,117	11,448	(110)	2011	08/17/17	40
Lakeside Care Center	San Antonio, TX	100%	—	1,280	11,705	12,985	—	1,280	11,705	12,985	(122)	2012	08/17/17	40
Riverside Nursing & Rehab Center	Austin, TX	100%	(5)	1,626	4,659	6,285	—	1,626	4,659	6,285	(48)	2010	08/17/17	40
Senior Care of West Oaks	Austin, TX	100%	(5)	2,743	11,189	13,932	—	2,743	11,189	13,932	(108)	2006	08/17/17	40
Baytown Nursing & Rehab Center	Baytown, TX	100%	(5)	579	22,317	22,896	—	579	22,317	22,896	(201)	2000/2013	08/17/17	40
Cedar Bayou Nursing & Rehab Center	Baytown, TX	100%	(5)	589	20,475	21,064	—	589	20,475	21,064	(191)	2008	08/17/17	40
Mystic Park Nursing & Rehab Center	San Antonio, TX	100%	(5)	721	7,979	8,700	—	721	7,979	8,700	(79)	2004	08/17/17	40
Paramount Senior Care Centers at San Antonio	San Antonio, TX	100%	(5)	914	12,823	13,737	—	914	12,823	13,737	(123)	2000	08/17/17	40
Senior Care of Westwood	Houston, TX	100%	(5)	1,300	13,353	14,653	—	1,300	13,353	14,653	(129)	2006	08/17/17	40
Paramounty Senior Care Centers at Pasadena	Pasadena, TX	100%	(5)	1,148	23,579	24,727	—	1,148	23,579	24,727	(216)	2004	08/17/17	40
The Pointe Nursing & Rehab Center	Webster, TX	100%	(5)	904	10,315	11,219	—	904	10,315	11,219	(102)	2000/2009	08/17/17	40
Brodie Ranch Nursing & Rehab Center	Austin, TX	100%	(5)	610	8,549	9,159	—	610	8,549	9,159	(81)	2010	08/17/17	40
Bandera Nursing & Rehab Center	Bandera, TX	100%	—	691	4,987	5,678	—	691	4,987	5,678	(53)	2009	08/17/17	40
West Oaks Nursing & Rehab Center	Houston, TX	100%	—	1,168	11,195	12,363	—	1,168	11,195	12,363	(110)	1994	08/17/17	40
Pilgrim Manor	Bossier City, LA	100%	—	772	23,497	24,269	—	772	23,497	24,269	(230)	1973/2000	08/17/17	40
Spring Lake Campus	Shreveport, LA	100%	—	975	30,437	31,412	—	975	30,437	31,412	(297)	1984/1998	08/17/17	40
The Bradford	Shreveport, LA	100%	—	1,402	21,494	22,896	—	1,402	21,494	22,896	(216)	1980/2008	08/17/17	40
The Guest House	Shreveport, LA	100%	—	1,067	21,983	23,050	—	1,067	21,983	23,050	(224)	1964/2006	08/17/17	40
Alpine	Ruston, LA	100%	—	691	22,205	22,896	—	691	22,205	22,896	(220)	2014	08/17/17	40
Colonial Oaks	Bossier City, LA	100%	—	498	13,240	13,738	—	498	13,240	13,738	(135)	2001	08/17/17	40
Shreveport Manor	Shreveport, LA	100%	—	457	14,125	14,582	—	457	14,125	14,582	(141)	1969/2008	08/17/17	40
Booker T. Washington	Shreveport, LA	100%	—	864	9,286	10,150	—	864	9,286	10,150	(95)	2001/2012	08/17/17	40
Hill Country Care	Dripping Springs, TX	100%	—	1,107	5,402	6,509	—	1,107	5,402	6,509	(53)	1986	08/17/17	40
Pecan Tree Rehab & Healthcare	Gainesville, TX	100%	—	315	9,759	10,074	—	315	9,759	10,074	(91)	1990	08/17/17	40
Senior Care of Jacksonville	Jacksonville, TX	100%	—	569	6,300	6,869	—	569	6,300	6,869	(63)	2006	08/17/17	40
Senior Care of San Angelo	San Angelo, TX	100%	—	1,565	12,936	14,501	—	1,565	12,936	14,501	(120)	2006	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Senior Care of Midland	Midland, TX	100%	—	528	2,311	2,839	—	528	2,311	2,839	(26)	2008	08/17/17	40
Summer Place Nursing and Rehab	Beaumont, TX	100%	—	945	20,424	21,369	—	945	20,424	21,369	(185)	2009	08/17/17	40
The Meadows Nursing and Rehab	Orange, TX	100%	—	711	10,737	11,448	—	711	10,737	11,448	(102)	2006	08/17/17	40
Heritage Oaks West Retirement Village	Corsicana, TX	100%	—	823	4,214	5,037	—	823	4,214	5,037	(46)	1995	08/17/17	40
Cypress Glen	Port Arthur, TX	100%	—	1,209	13,444	14,653	—	1,209	13,444	14,653	(130)	2000/2008	08/17/17	40
Lake Arthur	Port Arthur, TX	100%	—	396	7,846	8,242	—	396	7,846	8,242	(75)	1986/1992	08/17/17	40
Signature Healthcare of Whitesburg Gardens	Huntsville, AL	100%	—	634	28,071	28,705	—	634	28,071	28,705	(248)	1968/2012	08/17/17	40
Signature Healthcare of Terre Haute	Terre Haute, IN	100%	—	644	37,451	38,095	—	644	37,451	38,095	(372)	1996/2013	08/17/17	40
Signature Healthcare at Larkin Springs	Madison, TN	100%	—	902	3,850	4,752	—	902	3,850	4,752	(46)	1969/2016	08/17/17	40
Signature Healthcare of Savannah	Savannah, GA	100%	—	1,235	3,765	5,000	—	1,235	3,765	5,000	(48)	1970/2015	08/17/17	40
Signature Healthcare of Bluffton	Bluffton, IN	100%	—	254	5,105	5,359	—	254	5,105	5,359	(55)	1970	08/17/17	40
Signature Healthcare of Bowling Green	Bowling Green, KY	100%	—	280	13,975	14,255	—	280	13,975	14,255	(136)	1970/2015	08/17/17	40
Oakview Nursing and Rehabilitation Center	Calvert City, KY	100%	—	1,176	7,012	8,188	—	1,176	7,012	8,188	(73)	1962/2015	08/17/17	40
Fountain Circle Care and Rehabilitation Center	Winchester, KY	100%	—	554	13,207	13,761	—	554	13,207	13,761	(132)	1967/2015	08/17/17	40
Riverside Care & Rehabilitation Center	Calhoun, KY	100%	—	613	7,643	8,256	—	613	7,643	8,256	(81)	1963/2015	08/17/17	40
Signature Healthcare of Bremen	Bremen, IN	100%	—	173	7,393	7,566	—	173	7,393	7,566	(72)	1982/2015	08/17/17	40
Signature Healthcare of Muncie	Muncie, IN	100%	—	374	27,429	27,803	—	374	27,429	27,803	(248)	1980/2013	08/17/17	40
Signature Healthcare at Parkwood	Lebanon, IN	100%	—	612	11,755	12,367	—	612	11,755	12,367	(112)	1977/2012	08/17/17	40
Signature Healthcare at Tower Road	Marietta, GA	100%	—	364	16,116	16,480	—	364	16,116	16,480	(158)	1969/2015	08/17/17	40
Danville Centre for Health and Rehabilitation	Danville, KY	100%	—	790	9,356	10,146	—	790	9,356	10,146	(108)	1962/2015	08/17/17	40
Signature Healthcare at Hillcrest	Owensboro, KY	100%	—	1,048	22,587	23,635	—	1,048	22,587	23,635	(212)	1963/2011	08/17/17	40
Signature Healthcare of Elizabethtown	Elizabethtown, KY	100%	—	239	4,853	5,092	—	239	4,853	5,092	(51)	1969	08/17/17	40
Signature Healthcare of Primacy	Memphis, TN	100%	—	1,633	9,371	11,004	—	1,633	9,371	11,004	(96)	1981/2015	08/17/17	40
Signature Healthcare of Harbour Pointe	Norfolk, VA	100%	—	705	16,451	17,156	—	705	16,451	17,156	(175)	1969/2015	08/17/17	40
Harrodsburg Health & Rehabilitation Center	Harrodsburg, KY	100%	—	1,049	9,851	10,900	—	1,049	9,851	10,900	(108)	1975/2016	08/17/17	40
Signature Healthcare of Putnam County	Cookeville, TN	100%	—	1,034	15,555	16,589	—	1,034	15,555	16,589	(149)	1979/2016	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Signature Healthcare of Fayette County	Washington Court House, OH	100%	—	405	4,839	5,244	—	405	4,839	5,244	(55)	1984/2015	08/17/17	40
Signature Healthcare of Warren	Warren, OH	100%	—	955	5,260	6,215	—	955	5,260	6,215	(70)	1967/2015	08/17/17	40
Signature Healthcare of Galion	Galion, OH	100%	—	836	668	1,504	—	836	668	1,504	(12)	1967/1985	08/17/17	40
Signature Healthcare of Roanoke Rapids	Roanoke Rapids, NC	100%	—	373	10,308	10,681	—	373	10,308	10,681	(109)	1967/2015	08/17/17	40
Signature Healthcare of Kinston	Kinston, NC	100%	—	954	7,987	8,941	—	954	7,987	8,941	(95)	1960/2015	08/17/17	40
Gastonia Care and Rehabilitation	Gastonia, NC	100%	—	173	5,993	6,166	—	173	5,993	6,166	(70)	1968/2015	08/17/17	40
Signature Healthcare of Chapel Hill	Chapel Hill, NC	100%	—	809	2,703	3,512	302	809	3,004	3,813	(41)	1984/2015	08/17/17	40
Signature Healthcare of Chillicothe	Chillicothe, OH	100%	—	260	8,924	9,184	—	260	8,924	9,184	(97)	1974/2015	08/17/17	40
Signature Healthcare of Coshocton	Coshocton, OH	100%	—	374	2,530	2,904	—	374	2,530	2,904	(37)	1974/2015	08/17/17	40
Balanced Care Bloomsburg	Bloomsburg, PA	100%	—	1,473	5,842	7,315	—	1,473	5,842	7,315	(67)	1997	08/17/17	40
McCreary Health & Rehabilitation Center	Pine Knot, KY	100%	—	208	7,665	7,873	—	208	7,665	7,873	(76)	1990	08/17/17	40
Colonial Health & Rehabilitation Center	Bardstown, KY	100%	—	634	4,094	4,728	—	634	4,094	4,728	(47)	1968/2010	08/17/17	40
Glasgow Health & Rehabilitation Center	Glasgow, KY	100%	—	83	2,057	2,140	—	83	2,057	2,140	(29)	1968	08/17/17	40
Green Valley Health & Rehabilitation Center	Carrollton, KY	100%	—	124	1,693	1,817	—	124	1,693	1,817	(25)	1978/2016	08/17/17	40
Hart County Health & Rehabilitation	Horse Cave, KY	100%	—	208	7,070	7,278	—	208	7,070	7,278	(77)	1993	08/17/17	40
Heritage Hall Health & Rehabilitation Center	Lawrenceburg, KY	100%	—	635	9,861	10,496	—	635	9,861	10,496	(99)	1973	08/17/17	40
Jackson Manor	Annville, KY	100%	—	479	6,078	6,557	—	479	6,078	6,557	(60)	1989	08/17/17	40
Jefferson Manor	Louisville, KY	100%	—	3,528	4,653	8,181	—	3,528	4,653	8,181	(57)	1982/2012	08/17/17	40
Jefferson Place	Louisville, KY	100%	—	2,207	20,733	22,940	—	2,207	20,733	22,940	(193)	1991/2010	08/17/17	40
Monroe Health & Rehabilitation Center	Tompkinsville, KY	100%	—	333	9,556	9,889	—	333	9,556	9,889	(95)	1969	08/17/17	40
North Hardin Health & Rehabilitation Center	Radcliff, KY	100%	—	1,815	7,470	9,285	—	1,815	7,470	9,285	(94)	1986	08/17/17	40
Professional Care Health & Rehabilitation Center	Hartford, KY	100%	—	312	8,189	8,501	—	312	8,189	8,501	(83)	1967	08/17/17	40
Rockford Health & Rehabilitation Center	Louisville, KY	100%	—	427	6,003	6,430	—	427	6,003	6,430	(65)	1975/2005	08/17/17	40
Summerfield Health & Rehabilitation Center	Louisville, KY	100%	—	1,134	9,166	10,300	—	1,134	9,166	10,300	(102)	1979/2013	08/17/17	40
Tanbark Senior Living	Lexington, KY	100%	—	2,558	4,311	6,869	—	2,558	4,311	6,869	(52)	1989	08/17/17	40
Summit Manor Health & Rehabilitation Center	Columbia, KY	100%	—	114	11,141	11,255	—	114	11,141	11,255	(108)	1965	08/17/17	40
Meadowview Health & Rehabilitation Center	Louisville, KY	100%	—	390	2,410	2,800	—	390	2,410	2,800	(21)	1973/2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Belle View Estates Rehabilitation and Care Center	Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(37)	1995	08/17/17	40
River Chase Rehabilitation and Care Center	Morrilton, AR	100%	—	508	—	508	—	508	—	508	—	1988	08/17/17	40
Heartland Rehabilitation and Care Center	Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(79)	1992	08/17/17	40
River Ridge Rehabilitation and Care Center	Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(43)	1990	08/17/17	40
Brookridge Cove Rehabilitation and Care Center	Morrilton, AR	100%	—	412	2,642	3,054	—	412	2,642	3,054	(35)	1996	08/17/17	40
Southern Trace Rehabilitation and Care Center	Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(85)	1989/2015	08/17/17	40
Lake Village Rehabilitation and Care Center	Lake Village, AR	100%	—	507	4,838	5,345	—	507	4,838	5,345	(53)	1998	08/17/17	40
Savannah Specialty Care Center	Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(109)	1972	08/17/17	40
Pettigrew Rehabilitation Center	Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(89)	1968/2006	08/17/17	40
Sunnybrook Rehabilitation Center	Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(111)	1971	08/17/17	40
Raleigh Rehabilitation Center	Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(164)	1967/2007	08/17/17	40
Cypress Pointe Rehabilitation Center	Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(53)	1966/2013	08/17/17	40
Silas Creek Rehabilitation Center	Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(40)	1965	08/17/17	40
Lincolnton Rehabilitation Center	Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(95)	1976	08/17/17	40
Rehabilitation and Nursing Center of Monroe	Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(63)	1963/2005	08/17/17	40
Guardian Care of Zebulon	Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(78)	1973/2010	08/17/17	40
Guardian Care of Rocky Mount	Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(164)	1975	08/17/17	40
San Pedro Manor	San Antonio, TX	100%	—	671	2,504	3,175	—	671	2,504	3,175	(30)	1986	08/17/17	40
Park Manor Health Care & Rehabilitation	DeSoto, TX	100%	—	942	6,033	6,975	—	942	6,033	6,975	(63)	1987	08/17/17	40
Avalon Place - Trinity	Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(43)	1985	08/17/17	40
Avalon Place - Wharton	Wharton, TX	100%	—	249	3,245	3,494	—	249	3,245	3,494	(37)	1988	08/17/17	40
Avalon Place - Kirbyville	Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(62)	1987	08/17/17	40
Heritage House of Marshall	Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(47)	2008	08/17/17	40
Park Place Health Center	Hartford, CT	100%	—	310	1,190	1,500	—	310	1,190	1,500	(14)	1969/2006	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Spectrum Healthcare Torrington	Torrington, CT	100%	—	250	—	250	—	250	—	250	—	1969/2011	08/17/17	40
Autumn Woods Residential Health Care Facility	Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(264)	1961/2001	08/17/17	40
Autumn View Health Care Facility	Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(488)	1983/2014	08/17/17	40
Brookhaven Health Care Facility	East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(288)	1988/2011	08/17/17	40
Harris Hill Nursing Facility	Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(411)	1992/2007	08/17/17	40
Garden Gate Health Care Facility	Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(281)	1979/2006	08/17/17	40
Northgate Health Care Facility	North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(277)	1982/2007	08/17/17	40
Seneca Health Care Center	West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(247)	1974/2008	08/17/17	40
Blueberry Hill Rehab and Healthcare Center	Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(168)	1965/2015	08/17/17	40
River Terrace Rehabilitation and Healthcare Center	Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(74)	1970/2005	08/17/17	40
The Crossings West Campus	New London, CT	100%	—	356	152	508	—	356	152	508	(3)	1967/2016	08/17/17	40
The Crossings East Campus	New London, CT	100%	—	505	2,248	2,753	—	505	2,248	2,753	(37)	1967/2016	08/17/17	40
Parkway Pavilion Healthcare	Enfield, CT	100%	—	437	16,461	16,898	—	437	16,461	16,898	(161)	1968/2015	08/17/17	40
Quincy Health & Rehabilitation Center	Quincy, MA	100%	—	894	904	1,798	—	894	904	1,798	(16)	1965/2003	08/17/17	40
Den-Mar Health & Rebilitation Center	Rockport, MA	100%	—	—	1,765	1,765	—	—	1,765	1,765	(22)	1963/1993	08/17/17	40
Walden Health & Rehabilitation Center	Concord, MA	100%	—	549	1,737	2,286	—	549	1,737	2,286	(23)	1968/2004	08/17/17	40
Firesteel Healthcare Community	Mitchell, SD	100%	—	621	14,059	14,680	8,636	621	22,695	23,316	(324)	1966/2017	08/17/17	40
Fountain Springs Healthcare Community	Rapid City, SD	100%	—	1,134	13,109	14,243	—	1,134	13,109	14,243	(122)	1989/2016	08/17/17	40
Palisade Healthcare Community	Garretson, SD	100%	—	362	2,548	2,910	—	362	2,548	2,910	(31)	1971/1982	08/17/17	40
Shepherd of the Valley Healthcare Community	Casper, WY	100%	—	803	19,210	20,013	—	803	19,210	20,013	(186)	1961/1990	08/17/17	40
Wheatcrest Hills Healthcare Community	Britton, SD	100%	—	679	3,216	3,895	—	679	3,216	3,895	(37)	1969	08/17/17	40
Riverview Healthcare Community & Independent Living	Flandreau, SD	100%	—	240	6,327	6,567	—	240	6,327	6,567	(63)	1965/1989	08/17/17	40
Prairie View Healthcare Center	Woonsocket, SD	100%	—	383	2,041	2,424	—	383	2,041	2,424	(24)	1968/2012	08/17/17	40
Wingate at Dutchess (Fishkill)	Fishkill, NY	100%	—	964	30,107	31,071	—	964	30,107	31,071	(283)	1995	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Wingate at Ulster (Highland)	Highland, NY	100%	—	4,371	11,473	15,844	—	4,371	11,473	15,844	(116)	1998	08/17/17	40
Wingate at Beacon	Beacon, NY	100%	—	—	25,400	25,400	—	—	25,400	25,400	(251)	2002	08/17/17	40
Wingate at Springfield	Springfield, MA	100%	—	817	11,357	12,174	—	817	11,357	12,174	(109)	1987	08/17/17	40
Wingate at Andover	Andover, MA	100%	—	2,123	5,383	7,506	—	2,123	5,383	7,506	(59)	1992	08/17/17	40
Wingate at Reading	Reading, MA	100%	—	1,534	5,221	6,755	—	1,534	5,221	6,755	(59)	1988	08/17/17	40
Wingate at Sudbury	Sudbury, MA	100%	—	2,017	3,458	5,475	—	2,017	3,458	5,475	(45)	1997	08/17/17	40
Wingate at Belvidere (Lowell)	Lowell, MA	100%	—	1,335	9,019	10,354	—	1,335	9,019	10,354	(93)	1966/2007	08/17/17	40
Wingate at Worcester	Worcester, MA	100%	—	945	8,770	9,715	—	945	8,770	9,715	(89)	1970/1988	08/17/17	40
Wingate at West Springfield	W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(82)	1960/1985	08/17/17	40
Wingate at East Longmeadow	East Longmeadow, MA	100%	—	2,968	8,957	11,925	—	2,968	8,957	11,925	(101)	1985/2005	08/17/17	40
Broadway by the Sea	Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,782	14,721	(90)	1968/2011	09/19/17	40
Coventry Court Health Center	Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(106)	1968/2011	09/19/17	40
Fairfield Post-Acute Rehab	Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(164)	1966/2006	09/19/17	40
Garden View Post-Acute Rehab	Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(125)	1970/2015	09/19/17	40
Grand Terrace Health Care Center	Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(69)	1945/2017	09/19/17	40
Pacifica Nursing & Rehab Center	Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(188)	1975	09/19/17	40
Burien Nursing & Rehab Center	Burien, WA	100%	—	823	17,431	18,254	—	823	17,431	18,254	(126)	1965/2014	09/19/17	40
Park West Care Center	Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(64)	1963/2016	09/19/17	40
Beachside Nursing Center	Huntington Beach, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(73)	1965/2010	09/19/17	40
Chatsworth Park Health Care	Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(130)	1976	09/19/17	40
Cottonwood Post-Acute Rehab	Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(57)	1975/2010	09/19/17	40
Danville Post-Acute Rehab	Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(123)	1965	09/19/17	40
Lake Balboa Care Center	Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(114)	1958/2015	09/19/17	40
Lomita Post-Acute Care Center	Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(111)	1969	09/19/17	40
University Post-Acute Rehab	Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(127)	1972	09/19/17	40
Issaquah Nursing & Rehab Center	Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(66)	1975/2012	09/19/17	40
Alamitos-Belmont Rehab Hospital	Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(160)	1966/2014	09/19/17	40
Edgewater Skilled Nursing Center	Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(46)	1952/2013	09/19/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Fairmont Rehabilitation Hospital	Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(142)	1965	09/19/17	40
Palm Terrace Care Center	Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(109)	1966	09/19/17	40
Woodland Nursing & Rehab	Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(120)	1930/2007	09/19/17	40
Park Manor at Bee Cave	Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,104	10,424	12,528	(87)	2014	12/15/17	40
			100,698	452,641	3,913,052	4,365,693	28,238	452,372	3,912,015	4,364,387	(209,039)
Senior Housing - Leased
Monroe House	Moses Lake, WA	100%	—	—	182	182	—	—	39	39	(33)	1997	11/15/10	15
Forest Hills (ALF)	Broken Arrow, OK	100%	(4)	1,803	3,927	5,730	—	1,803	3,775	5,578	(1,768)	2000	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	3,166	571	7,183	7,754	—	571	6,323	6,894	(2,257)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	5,224	—	5,654	5,654	—	—	4,840	4,840	(1,494)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	4,538	304	3,992	4,296	—	304	3,561	3,865	(1,451)	1995	11/15/10	46
Langdon Place of Dover	Dover, NH	100%	3,933	801	10,036	10,837	—	801	9,155	9,956	(3,162)	1987/2009	11/15/10	42
Clipper Harbor	Portsmouth, NH	100%	—	846	7,632	8,478	—	846	6,486	7,332	(2,546)	1986/2009	11/15/10	43
Glen Crest	Danbury, CT	100%	—	1,356	6,666	8,022	—	1,356	6,532	7,888	(2,373)	1986	11/15/10	32
Village at Northrise	Las Cruces, NM	100%	—	1,432	6,003	7,435	—	1,432	5,095	6,527	(2,692)	1998/1999, 2010	11/15/10	29
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	3,294	3,550	(1,167)	2004/2011	11/22/11	40
New Dawn Memory Care	Aurora, CO	100%	—	2,874	12,829	15,703	—	2,874	12,829	15,703	(1,825)	2009	09/20/12	40
Independence Village at Frankenmuth	Frankenmuth, MI	100%	—	5,027	20,929	25,956	—	5,027	20,929	25,956	(3,217)	1982/2008	09/21/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(151)	1996	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(987)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	218	3,000	3,218	(458)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	—	684	5,832	6,516	(887)	1999/2001, 2012, 2013	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	—	952	2,578	3,530	(433)	2002/2017	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(657)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,145	2,889	(324)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(431)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(769)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(1,796)	2006/2008, 2010	12/14/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(716)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(1,983)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	—	217	9,906	10,123	(1,158)	1989/1991, 1994	02/14/14	40
Park Place	Fort Wayne, IN	100%	13,508	2,300	21,115	23,415	2,747	2,300	23,861	26,161	(2,751)	2011/2016	04/30/14	40
Parkview in Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	45,767	47,957	(4,207)	2004/2010	09/25/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	44,789	46,928	(4,332)	1986/2013, 2015	09/25/14	40
The Chateau	McKinney, TX	100%	—	2,760	44,397	47,157	—	2,760	44,397	47,157	(4,135)	2006/2010	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	37,506	39,850	(3,388)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	30,909	35,901	(2,901)	1987/2006, 2015	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,428	27,423	(2,338)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	26,498	27,303	(2,501)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	20,510	21,835	(2,039)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	21,775	22,305	(2,077)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	19,368	21,364	(1,973)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	18,821	21,224	(1,795)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	19,545	20,625	(1,889)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,326	20,535	(1,720)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	18,778	20,255	(1,861)	2005/2006, 2007/2011	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	18,257	19,235	(1,764)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	17,523	18,675	(1,729)	1984/1988, 2013	09/25/14	40
Heritage Village	Mcallen, TX	100%	—	4,092	13,823	17,915	—	4,092	13,823	17,915	(1,415)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,029	14,596	(1,262)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,244	13,026	(1,162)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	10,873	11,667	(1,081)	1985/2016	09/25/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(758)	1996/2015	09/29/14	40
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(459)	1988/2014	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,822	5,037	(453)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	144	6,653	6,797	(607)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	35	1,284	8,459	9,743	(856)	1999/2016	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	46	1,031	5,624	6,655	(649)	1997/2016	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	1,688	9,098	10,786	55	1,688	9,155	10,843	(1,016)	2008/2016	10/01/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	23,767	26,244	(2,245)	1986/2016	10/07/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	1,139	561	6,006	6,567	(693)	1920/1997, 2015	10/14/14	40
New Haven AL	Schertz, TX	100%	—	1,174	6,298	7,472	—	1,174	6,298	7,472	(535)	2012	04/10/15	40
Life's Journey of Mattoon	Mattoon, IL	100%	—	812	6,796	7,608	63	812	6,859	7,671	(529)	2006/2008	09/01/15	40
Life's Journey of Pana	Pana, IL	100%	—	154	2,098	2,252	—	154	2,098	2,252	(185)	1998/2012	09/01/15	40
Life's Journey of Taylorville	Taylorville, IL	100%	—	267	5,201	5,468	50	267	5,252	5,519	(406)	2012/2014	09/01/15	40
Life's Journey Estates	Mattoon, IL	100%	—	134	659	793	—	134	659	793	(63)	1997	09/01/15	40
Life's Journey of Paris	Paris, IL	100%	—	132	3,090	3,222	—	132	3,090	3,222	(217)	1998/2013	09/01/15	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	—	1,559	9,059	10,618	(627)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	—	1,428	16,138	17,566	(989)	1996/1997, 2011	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	—	527	14,659	15,186	(904)	1995/1997	09/17/15	40
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	—	1,074	19,421	20,495	(1,236)	1989/1995	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	(599)	2013	11/16/15	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	245	930	9,415	10,345	(414)	2012	07/01/16	40
Poet's Walk at Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(929)	2016	07/14/16	40
Poet's Walk at Chandler Oaks	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(580)	2016	08/01/16	40
The Montecito Santa Fe	Santa Fe, NM	100%	—	2,536	19,441	21,977	—	2,633	20,197	22,830	(740)	2006	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	97	292	6,996	7,288	(255)	1988	11/30/16	40
Poet's Walk at Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(675)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(421)	1991	12/02/16	40
Poet's Walk of Cedar Parks	Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(226)	2017	06/01/17	40
Avamere Court at Keizer	Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(286)	1970	08/17/17	40
Arbor Court Retirement Community at Alvamar	Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(45)	1995/2014	08/17/17	40
Arbor Court Retirement Community at Salina	Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(30)	1989/2014	08/17/17	40
Arbor Court Retirement Community at Topeka	Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(51)	1986/2014	08/17/17	40
Summit West	Indianapolis, IN	100%	—	996	4,401	5,397	—	996	4,401	5,397	(46)	1998	08/17/17	40
Crownpointe of Carmel	Carmel, IN	100%	—	1,107	1,532	2,639	—	1,107	1,532	2,639	(16)	1998	08/17/17	40
Crown Pointe Senior Living Community	Greensburg, IN	100%	—	396	7,425	7,821	—	396	7,425	7,821	(67)	1999	08/17/17	40
Lakeview Commons Assisted Living	Monticello, IN	100%	—	213	1,282	1,495	—	213	1,282	1,495	(11)	1999	08/17/17	40
Azalea Hills	Floyds Knobs, IN	100%	—	2,256	14,118	16,374	—	2,256	14,118	16,374	(128)	2008	08/17/17	40
Lakeside ALF	San Antonio, TX	100%	—	1,158	2,536	3,694	—	1,158	2,536	3,694	(33)	2013	08/17/17	40
Heritage Oaks Retirement Village	Corsicana, TX	100%	—	1,300	14,406	15,706	—	1,300	14,406	15,706	(139)	1996/2007	08/17/17	40
Aspen Grove Assisted Living	Sturgis, SD	100%	—	555	6,487	7,042	—	555	6,487	7,042	(66)	2013	08/17/17	40
Maurice Griffith Manor Living Center	Casper, WY	100%	—	294	72	366	—	294	72	366	(1)	1984/1985	08/17/17	40
The Peaks at Old Laramie Trail (Lafayette)	Lafayette, CO	100%	—	1,085	19,243	20,328	—	1,082	19,240	20,322	(130)	2016	12/15/17	40
			30,369	104,386	1,060,928	1,165,314	5,954	104,483	1,062,204	1,166,687	(102,370)
Senior Housing - Managed
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	76	574	8,809	9,383	(1,282)	2010	12/18/12	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	174	1,457	18,223	19,680	(1,363)	1998	06/11/15	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Masonville Manor	London, ON	100%	—	960	19,056	20,016	196	1,028	20,601	21,629	(1,507)	1998/2015	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	167	2,485	9,064	11,549	(755)	1990	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	86	1,952	23,789	25,741	(1,736)	2005/2015	06/11/15	40
Fairwoods Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	109	1,271	21,897	23,168	(1,602)	2000	06/11/15	40
The Shores	Kamloops, BC	100%	5,473	679	8,024	8,703	26	727	8,618	9,345	(670)	1992/2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	7,286	843	10,724	11,567	18	289	11,502	11,791	(842)	1990/2008	06/11/15	40
Cherry Park	Penticton, BC	100%	5,246	763	6,771	7,534	32	817	7,283	8,100	(564)	1990/1991, 2014	06/11/15	40
Birmingham Lodge	Mount Forest, ON	100%	—	143	2,402	2,545	72	155	2,640	2,795	(292)	1974/1976/1980	06/11/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	175	4,185	22,659	26,844	(1,375)	2013	09/17/15	40
Ramsey	Ramsey, MN	100%	—	1,182	13,280	14,462	—	1,182	13,280	14,462	(100)	2015	10/06/17	40
Marshfield II	Marshfield, WI	100%	—	500	4,134	4,634	—	500	4,133	4,633	(37)	2014	10/06/17	40
			18,005	16,243	161,764	178,007	1,131	16,622	172,498	189,120	(12,125)
Specialty Hospitals and Other
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(12,234)	2009	05/03/11	40
Baylor Orthopedic Spine Hospital at Arlington	Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(379)	2009/2016	08/17/17	40
Touchstone Neurorecovery Center	Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(242)	1992	08/17/17	40
HealthBridge Children's Hospital (Houston)	Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(127)	1999/2009	08/17/17	40
Nexus Speciality Hospital - Woodlands Campus	Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(132)	1995/1998	08/17/17	40
HealthBridge Children's Hospital (Orange)	Orange, CA	100%	—	2,060	5,538	7,598	—	2,060	5,538	7,598	(50)	2000	08/17/17	40
ResCare Tangram - Texas Hill Country School	Maxwell, TX	100%	—	902	2,384	3,286	—	902	2,384	3,286	(24)	1993	08/17/17	40
ResCare Tangram - Chaparral	Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(15)	1994/2009	08/17/17	40
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(25)	1992	08/17/17	40
ResCare Tangram - 618 W. Hutchinson	San Marcos, TX	100%	—	51	359	410	—	51	359	410	(4)	1869	08/17/17	40
ResCare Tangram - Ranch	Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(32)	1989	08/17/17	40
ResCare Tangram - Mesquite	Seguin, TX	100%	—	228	3,407	3,635	—	228	3,407	3,635	(33)	1985/1991	08/17/17	40
ResCare Tangram - Hacienda	Kingsbury, TX	100%	—	104	2,788	2,892	—	104	2,788	2,892	(25)	1990/2012	08/17/17	40
ResCare Tangram - Loma Linda	Seguin, TX	100%	—	52	805	857	—	52	805	857	(8)	1970	08/17/17	40
Aurora Chicago Lakeshore Hospital	Chicago, IL	100%	—	8,574	39,732	48,306	—	8,574	39,732	48,306	(368)	1992/2011	08/17/17	40
Aurora Arizona West	Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(586)	1996/2013	08/17/17	40
Aurora Arizona East	Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(448)	2001/2016	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Aurora Charter Oak Hospital	Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(655)	1974/2011	08/17/17	40
Aurora Vista del Mar Hospital	Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(431)	1984	08/17/17	40
Aurora San Diego Hospital	San Diego, CA	100%	—	8,403	55,015	63,418	—	8,403	55,015	63,418	(505)	1988/2017	08/17/17	40
Gateway Rehabilitation Hospital at Florence	Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(231)	2000	08/17/17	40
Highlands Regional Rehabilitation Hospital	El Paso, TX	100%	—	2,009	6,639	8,648	—	2,008	6,638	8,646	(66)	1999/2009	08/17/17	40
			—	75,619	538,451	614,070	—	75,618	538,450	614,068	(16,620)
Multi-property Indebtedness			110,130	—	—	—	—	—	—	—	—
			259,202	648,889	5,674,195	6,323,084	35,323	649,095	5,685,167	6,334,262	(340,154)

Corporate Assets			—	—	136	136	457	—	593	593	(269)
			$259,202	$648,889	$5,674,331	$6,323,220	$35,780	$649,095	$5,685,760	$6,334,855	$(340,423)

(1)	Encumbrances do not include deferred financing costs, net of $2.8 million as of December 31, 2017.

(2)	Building and building improvements include land improvements and furniture and equipment.

(3)	The aggregate cost of real estate for federal income tax purposes was $5.1 billion.

(4)	Property serves as collateral for secured debt totaling $11.6 million as of December 31, 2017.

(5)	Property serves as collateral for secured debt totaling $98.5 million as of December 31, 2017.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Real estate:
Balance at the beginning of the year	$2,292,751	$2,277,457	$1,831,799
Acquisitions	4,145,977	150,782	482,125
Real estate acquired through loans receivable foreclosure	19,096	10,100	—
Addition due to consolidation of variable interest entity	—	—	10,700
Improvements	6,954	1,003	3,689
Impairment	(2,211)	(39,058)	—
Sale of real estate	(133,897)	(107,930)	(29,395)
Foreign currency translation	10,556	4,623	(16,944)
Write-off of fully depreciated assets	(4,371)	(4,226)	(4,517)
Balance at the end of the year	$6,334,855	$2,292,751	$2,277,457

Accumulated depreciation:
Balance at the beginning of the year	$(282,812)	$(237,841)	$(185,994)
Depreciation expense	(101,198)	(64,463)	(59,864)
Impairment	885	9,247	—
Sale of real estate	38,914	6,023	3,384
Foreign currency translation	(583)	(4)	116
Write-off of fully depreciated assets	4,371	4,226	4,517
Balance at the end of the year	$(340,423)	$(282,812)	$(237,841)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2017
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
South Tampa	9.8%	2018	(2)	$—	$5,358	$4,342	N/A
River Vista	10.0	2027	(3)	—	8,008	8,008	N/A
Construction Mortgages:
McKinney	8.0	2021	(4)	—	2,453	2,499	N/A
Arlington	8.0	2022	(4)	—	214	234	N/A
				$—	$16,033	$15,083

(1)	The aggregate cost for federal income tax purposes was $16.2 million as of December 31, 2017.

(2)	Interest and principal is due monthly with a balloon payment at the maturity date.

(3)	Interest is due monthly, and principal is due at the maturity date.

(4)	Interest and principal for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of the year	$39,026	$241,038	$209,275
Additions during period:
Draws	1,738	—	8,713
New mortgage loans	12,987	3,767	20,411
Interest income added to principal	539	690	2,639
Deductions during period:
Paydowns/repayments	(14,570)	(193,075)	—
Conversion to real property	(19,085)	(10,100)	—
Write-offs (1)	(4,602)	(3,294)	—
Balance at the end of the year	$16,033	$39,026	$241,038

(1)
During the year ended December 31, 2017, the Company wrote off uncollectible amounts related to one mortgage loan that was repaid. During the year ended December 31, 2016, the Company wrote off amounts in excess of the fair value upon conversion of one mortgage loan to real property.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 21, 2018.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2018
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 21, 2018
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	February 21, 2018
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	February 21, 2018
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	February 21, 2018
Michael J. Foster

/S/ RONALD G. GEARY	Director	February 21, 2018
Ronald G. Geary

/S/ RAYMOND J. LEWIS	Director	February 21, 2018
Raymond J. Lewis

/S/ JEFFREY A. MALEHORN	Director	February 21, 2018
Jeffrey A. Malehorn

/S/ MILTON J. WALTERS	Director	February 21, 2018
Milton J. Walters