Form 10-Q
period 2018-03-31
Sabra Health Care REIT, Inc.
filed 2018-05-09
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 178,282,370 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $377,063 and $340,423 as of March 31, 2018 and December 31, 2017, respectively	$6,108,801	$5,994,432
Loans receivable and other investments, net	100,888	114,390
Investment in unconsolidated joint venture	354,907	—
Cash and cash equivalents	46,352	518,632
Restricted cash	11,818	68,817
Lease intangible assets, net	161,423	167,119
Accounts receivable, prepaid expenses and other assets, net	200,380	168,887
Total assets	$6,984,569	$7,032,277

Liabilities
Secured debt, net	$254,917	$256,430
Revolving credit facility	611,000	641,000
Term loans, net	1,188,623	1,190,774
Senior unsecured notes, net	1,306,566	1,306,286
Accounts payable and accrued liabilities	102,353	102,523
Lease intangible liabilities, net	94,544	98,015
Total liabilities	3,558,003	3,595,028

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	58	58
Common stock, $.01 par value; 250,000,000 shares authorized, 178,282,370 and 178,255,843 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,783	1,783
Additional paid-in capital	3,638,109	3,636,913
Cumulative distributions in excess of net income	(238,612)	(217,236)
Accumulated other comprehensive income	20,813	11,289
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,422,151	3,432,807
Noncontrolling interests	4,415	4,442
Total equity	3,426,566	3,437,249
Total liabilities and equity	$6,984,569	$7,032,277

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$144,255	$57,224
Interest and other income	4,338	1,945
Resident fees and services	17,493	3,481

Total revenues	166,086	62,650

Expenses:
Depreciation and amortization	48,005	19,137
Interest	35,818	15,788
Operating expenses	12,124	2,420
General and administrative	7,867	6,090
Merger and acquisition costs	330	563
Provision for doubtful accounts and loan losses	1,213	1,770
Impairment of real estate	532	—

Total expenses	105,889	45,768

Other income (expense):
Other income	2,820	2,129
Net loss on sales of real estate	(472)	—

Total other income	2,348	2,129

Income before income from unconsolidated joint venture and income tax expense	62,545	19,011

Income from unconsolidated joint venture	446	—
Income tax expense	(510)	(220)

Net income	62,481	18,791

Net (income) loss attributable to noncontrolling interests	(10)	32

Net income attributable to Sabra Health Care REIT, Inc.	62,471	18,823

Preferred stock dividends	(2,561)	(2,561)

Net income attributable to common stockholders	$59,910	$16,262

Net income attributable to common stockholders, per:

Basic common share	$0.34	$0.25

Diluted common share	$0.34	$0.25

Weighted-average number of common shares outstanding, basic	178,294,605	65,354,649

Weighted-average number of common shares outstanding, diluted	178,516,388	65,920,486

Dividends declared per common share	$0.45	$0.42

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$62,481	$18,791
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation loss	(374)	(558)
Unrealized gain on cash flow hedges	9,898	728

Total other comprehensive income	9,524	170

Comprehensive income	72,005	18,961

Comprehensive (income) loss attributable to noncontrolling interest	(10)	32

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$71,995	$18,993

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	18,823	—	18,823	(32)	18,791
Other comprehensive income	—	—	—	—	—	—	170	170	—	170
Amortization of stock-based compensation	—	—	—	—	2,860	—	—	2,860	—	2,860
Common stock issuance, net	—	—	125,054	1	(2,815)	—	—	(2,814)	—	(2,814)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.42 per share)	—	—	—	—	—	(27,702)	—	(27,702)	—	(27,702)
Balance, March 31, 2017	5,750,000	$58	65,410,668	$654	$1,208,907	$(203,641)	$(1,628)	$1,004,350	$3	$1,004,353

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	62,471	—	62,471	10	62,481
Other comprehensive income	—	—	—	—	—	—	8,729	8,729	—	8,729
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(37)	(37)
Amortization of stock-based compensation	—	—	—	—	1,398	—	—	1,398	—	1,398
Common stock issuance, net	—	—	26,527	—	(202)	—	—	(202)	—	(202)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.45 per share)	—	—	—	—	—	(80,491)	—	(80,491)	—	(80,491)
Balance, March 31, 2018	5,750,000	$58	178,282,370	$1,783	$3,638,109	$(238,612)	$20,813	$3,422,151	$4,415	$3,426,566

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$62,481	$18,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,005	19,137
Amortization of above and below market lease intangibles, net	(684)	—
Non-cash interest income adjustments	(570)	26
Non-cash interest expense	2,481	1,591
Stock-based compensation expense	1,135	2,588
Straight-line rental income adjustments	(11,563)	(4,607)
Provision for doubtful accounts and loan losses	1,213	1,770
Change in fair value of contingent consideration	—	(822)
Net loss on sales of real estate	472	—
Impairment of real estate	532	—
Income from unconsolidated joint venture	(446)	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,658)	(1,791)
Accounts payable and accrued liabilities	249	(5,096)

Net cash provided by operating activities	101,647	31,587
Cash flows from investing activities:
Acquisition of real estate	(172,001)	—
Origination and fundings of loans receivable	(13,232)	(508)
Origination and fundings of preferred equity investments	(928)	(51)
Additions to real estate	(11,539)	(520)
Repayments of loans receivable	28,805	118
Repayments of preferred equity investments	234	—
Investment in unconsolidated joint venture	(354,461)	—
Net proceeds from the sales of real estate	6,743	—

Net cash used in investing activities	(516,379)	(961)
Cash flows from financing activities:
Net repayments of revolving credit facility	(30,000)	(9,000)
Principal payments on secured debt	(1,061)	(1,021)
Payments of deferred financing costs	(6)	(109)
Distributions to noncontrolling interests	(37)	—
Issuance of common stock, net	(499)	(3,224)
Dividends paid on common and preferred stock	(82,789)	(29,993)

Net cash used in financing activities	(114,392)	(43,347)

Net decrease in cash, cash equivalents and restricted cash	(529,124)	(12,721)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(155)	21
Cash, cash equivalents and restricted cash, beginning of period	587,449	34,665

Cash, cash equivalents and restricted cash, end of period	$58,170	$21,965
Supplemental disclosure of cash flow information:
Interest paid	$42,623	$18,127
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra's separation from Sun (the “Separation Date”). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra’s wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments; and an investment in an unconsolidated joint venture.
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
The acquisition of CCP has been reflected in the Company’s condensed consolidated financial statements since the effective date of the CCP Merger.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending

December 31, 2018. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
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
As of March 31, 2018, the Company determined it was the primary beneficiary of five variable interest entities—four exchange accommodation titleholder variable interest entities and a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of these entities in the accompanying condensed consolidated financial statements. As of March 31, 2018, the Company determined that operations of these entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2018, none of the Company’s investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2018, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated statements of income.

Investment in Unconsolidated Joint Venture
The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s condensed consolidated statements of income. The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between the Company’s cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture.
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its equity method investments may not be recoverable or realized. When indicators of potential impairment are identified, the Company evaluates its equity method investments for impairment based on a comparison of the fair value of the investment to its carrying value. The fair value is estimated based on discounted cash flows that include all estimated cash inflows and outflows over a specified holding period and any estimated debt premiums or discounts. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its equity method investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its equity method investment.
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million, and the Company’s investment in the Enlivant Joint Venture implied an aggregate portfolio value of $1.49 billion. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). In addition, Sabra has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. As of March 31, 2018, the book value of the Company’s investment in the Enlivant Joint Venture was $354.9 million.
Net Investment in Direct Financing Lease
As of March 31, 2018, the Company had a $23.1 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the total undiscounted rental payments, plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.6 million for the three months ended March 31, 2018 and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at March 31, 2018, were as follows: $1.6 million for the remainder of 2018; $2.2 million for 2019; $2.3 million for 2020; and $2.1 million for 2021.
Recently Issued Accounting Standards Update
Adopted
Between May 2014 and May 2016, the FASB issued three Accounting Standards Updates (each, an “ASU”) changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. The Revenue ASUs became effective for the Company on January 1, 2018 with the Company electing to use the modified retrospective approach for its adoption. Further, the Company elected to reassess only contracts that were not completed as of the adoption date. The adoption of these ASUs did not have a material impact to beginning retained earnings as of January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides specific guidance clarifying how certain cash receipts and payments should be classified. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-15 and ASU 2016-18 on January 1, 2018. The full retrospective approach of adoption is required for both ASUs and, accordingly, certain line items in the Company’s consolidated statements of cash flows have been reclassified to conform to the current period presentation. The following table illustrates changes in the Company’s cash flows as reported in the accompanying condensed consolidated statements of cash flows and as previously reported prior to the adoption (in thousands):

	Three Months Ended March 31, 2017
	As Reported	As Previously Reported
Net cash provided by operating activities	31,587	31,438
Net decrease in balance	(12,721)	(12,870)
Balance - beginning of the year	34,665	25,663
Balance - end of the year	21,965	12,814
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 effective beginning January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company recognized the cumulative effect of the change on the opening balance of each affected component of equity in the condensed consolidated balance sheet as of the date of adoption, which resulted in a decrease to cumulative distributions in excess of net income and an increase to accumulated other comprehensive income of $0.8 million.
Issued but Not Yet Adopted
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
In January 2018, the FASB issued a proposed amendment to ASU 2016-02 that would allow lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. In March 2018, the FASB voted to move forward with drafting a final ASU related to this proposed amendment. The practical expedient as proposed can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The proposed amendment also would provide for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If finalized by the FASB, the Company plans to elect this practical expedient and apply the transition method for its operating leases for which the Company is the lessee. The Company is still evaluating the full impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.
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

3.     CCP MERGER AND RECENT REAL ESTATE ACQUISITIONS
CCP Merger
On August 17, 2017, the Company completed the CCP Merger. Under the terms of the Merger Agreement, each share of CCP common stock issued and outstanding immediately prior to the effective time of the CCP Merger (other than any shares owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, resulting in the issuance of approximately 94.0 million shares of Company common stock at the effective time of the CCP Merger. As a result of the CCP Merger, the Company acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease (see Note 2, “Summary of Significant Accounting Policies—Net Investment in Direct Financing Lease”), 18 investments in loans receivable (see Note 6, “Loans Receivable and Other Investments”) and one specialty valuation firm that was subsequently sold in March 2018. Sabra also assumed certain outstanding equity awards and other debt and liabilities of CCP (see Note 7, “Debt”). Based on the closing price of Sabra’s common stock on August 16, 2017, the Company estimates the fair value of the consideration exchanged or assumed to be approximately $2.1 billion.
The following table summarizes the purchase price allocation for the CCP Merger based on the Company’s initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed on August 17, 2017 (in thousands):

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

Recent Real Estate Acquisitions
During the three months ended March 31, 2018, the Company acquired 11 Senior Housing - Managed communities, two skilled nursing/transitional care facilities and one senior housing community. The Company did not complete any acquisitions during the three months ended March 31, 2017. The consideration was allocated as follows based on certain valuations and analyses that have yet to be finalized, and accordingly, the allocation is preliminary and is subject to adjustment once the analyses are completed (in thousands):

Three Months Ended March 31, 2018
Land	$20,552
Building and improvements	150,523
Tenant origination and absorption costs intangible assets	722
Tenant relationship intangible assets	209

Total consideration	$172,006

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective dates of acquisition of 13 years and 23 years, respectively.
For the three months ended March 31, 2018, the Company recognized $9.7 million of total revenues and $0.9 million of net income attributable to common stockholders from the facilities acquired during the three months ended March 31, 2018.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	380	42,972	$4,384,312	$(232,080)	$4,152,232
Senior Housing - Leased	89	8,167	1,173,102	(110,342)	1,062,760
Senior Housing - Managed	24	1,744	310,377	(13,999)	296,378
Specialty Hospitals and Other	22	1,085	617,440	(20,362)	597,078
	515	53,968	6,485,231	(376,783)	6,108,448
Corporate Level			633	(280)	353
			$6,485,864	$(377,063)	$6,108,801
As of December 31, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	384	43,223	$4,364,387	$(209,039)	$4,155,348
Senior Housing - Leased	88	8,137	1,166,687	(102,370)	1,064,317
Senior Housing - Managed	13	1,113	189,120	(12,125)	176,995
Specialty Hospitals and Other	22	1,085	614,068	(16,620)	597,448
	507	53,558	6,334,262	(340,154)	5,994,108
Corporate Level			593	(269)	324
			$6,334,855	$(340,423)	$5,994,432

	March 31, 2018	December 31, 2017
Building and improvements	$5,576,282	$5,449,415
Furniture and equipment	240,869	232,889
Land improvements	3,507	3,456
Land	665,206	649,095
	6,485,864	6,334,855
Accumulated depreciation	(377,063)	(340,423)
	$6,108,801	$5,994,432
Operating Leases
As of March 31, 2018, the substantial majority of the Company’s real estate properties (excluding 24 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of March 31, 2018, the leases had a weighted-average remaining term of nine years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $22.1 million and $20.3 million as of March 31, 2018 and December 31, 2017, respectively, and letters of credit deposited with the Company totaled $96.6 million and $96.3 million as of March 31, 2018 and December 31, 2017, respectively. In addition, our tenants have deposited with the Company $25.6 million and $28.3 million as of March 31, 2018 and December 31, 2017, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
As of March 31, 2018, the Company had a $2.2 million reserve for unpaid cash rental income and a $3.0 million reserve associated with accumulated straight-line rental income. As of December 31, 2017, the Company had a $3.2 million reserve for unpaid cash rental income and a $12.4 million reserve associated with accumulated straight-line rental income.
The Company has entered into memoranda of understanding with Genesis to market for sale up to all of its remaining Genesis facilities and to restructure its lease agreements with Genesis to increase the marketability of these facilities to potential buyers. Effective January 1, 2018, the annual base rent payable under the Genesis leases was reduced by $19.0 million pursuant to a lease restructuring agreement. Subsequent to March 31, 2018, the Company completed the sale of five facilities leased to Genesis and expects to complete the sale of 41 of its remaining 49 Genesis facilities during the remainder of 2018 and retain eight facilities, although it cannot provide assurance that the sales will be completed in that timeframe, if at all. The five facilities sold subsequent to March 31, 2018 were classified as held for sale as of March 31, 2018 (see Note 5, “Assets Held for Sale and Dispositions”).
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
For the three months ended March 31, 2018, no tenant relationships represented 10% or more of the Company’s total revenues.

As of March 31, 2018, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows (in thousands):

April 1, 2018 through December 31, 2018	$416,640
2019	566,530
2020	559,757
2021	558,493
2022	552,102
Thereafter	2,949,305
$5,602,827

5.    ASSETS HELD FOR SALE AND DISPOSITIONS
Assets Held for Sale
As of March 31, 2018, the Company determined that five skilled nursing/transitional care facilities, with an aggregate net book value of $12.5 million, met the criteria to be classified as held for sale. The net book value is included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. The facilities were sold on April 2, 2018 for an aggregate gross sales price of $17.0 million.
Dispositions
During the three months ended March 31, 2018, the Company completed the sale of one skilled nursing/transitional care facility for consideration, net of closing costs, of $6.8 million. The net carrying value of the assets and liabilities of this facility was $7.2 million, which resulted in a $0.4 million net loss on sale. The Company also recognized an additional $0.1 million of selling expenses for sales completed in 2017.
Excluding the net loss on sale, the Company recognized $0.1 million of net income during the three months ended March 31, 2018 from this facility. The sale of this facility does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to this facility have remained in continuing operations.
The Company sold no facilities during the three months ended March 31, 2017.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2018 and December 31, 2017, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						March 31, 2018
Investment	Quantity as of March 31, 2018	Property Type	Principal Balance as of March 31, 2018 (1)	Book Value as of March 31, 2018	Book Value as of December 31, 2017	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2018
Loans Receivable:
Mortgage	2	Skilled Nursing / Senior Housing	$18,028	$17,032	$12,351	9.9%	11.0%	12/31/18- 02/10/27
Construction	2	Senior Housing	3,047	3,114	2,733	8.0%	7.7%	03/31/21- 05/31/22
Mezzanine	1	Skilled Nursing	25,000	2,548	10,239	10.0%	41.9%	05/25/20
Pre-development	1	Senior Housing	2,357	2,357	2,357	9.0%	8.4%	04/01/20
Other	15	Multiple	27,780	25,789	38,324	8.7%	10.6%	12/31/17- 04/30/27

	21		76,212	50,840	66,004	9.4%	12.0%

Loan loss reserve			—	(200)	(97)

			$76,212	$50,640	$65,907
Other Investments:
Preferred Equity	13	Skilled Nursing / Senior Housing	49,782	50,248	48,483	12.6%	12.6%	N/A

Total	34		$125,994	$100,888	$114,390	10.7%	12.3%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
In connection with the CCP Merger, the Company acquired 18 loans receivable investments with a principal balance of $83.3 million and fair value of $58.2 million as of August 17, 2017. Of these loans, eight loans receivable investments with a principal balance of $36.3 million were considered to have deteriorated credit quality, and based on the collateral or expected cash flows, the fair value was determined to be $11.3 million and the accretable yield was $3.5 million as of August 17, 2017. The accretable yield was $2.0 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively. The decrease was due to $0.5 million in interest payments received and $0.1 million of accretion recorded in interest and other income during the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the book value of these loans was $9.6 million and $10.0 million, respectively.
During the three months ended March 31, 2018, the Company recorded no provision for specific loan losses and increased its portfolio-based loan loss reserve by $0.1 million.
As of March 31, 2018, the Company had no specific loan loss reserve, and the portfolio-based loan loss reserve was $0.2 million. As of March 31, 2018, the Company did not consider any loans receivable investments to be impaired, and one loan receivable with a book value of $0 and three preferred equity investments totaling $14.3 million were on nonaccrual status.
As of December 31, 2017, the Company had no specific loan loss reserve and had a $0.1 million portfolio-based loan loss reserve. As of December 31, 2017, the Company did not consider any loans receivable investments to be impaired, and one loan receivable with a book value of $0 was on nonaccrual status.
During the three months ended March 31, 2017, the Company recorded a provision for loan losses of $1.5 million related to three loans receivable investments and reduced its portfolio-based loan loss reserve by $0.2 million.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at March 31, 2018 (2)	Maturity Date
Fixed Rate	$159,160	$160,702	3.87%	December 2021 - August 2051
Variable Rate	98,500	98,500	3.68%	July 2019
	$257,660	$259,202	3.80%

(1)	Principal balance does not include deferred financing costs, net of $2.7 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
On August 17, 2017, in connection with the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed a $98.5 million variable rate secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2018 (1)	December 31, 2017 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,300,000	$1,300,000

(1)
Principal balance does not include premium, net of $15.6 million and deferred financing costs, net of $9.0 million as of March 31, 2018 and does not include premium, net of $15.9 million and deferred financing costs, net of $9.6 million as of December 31, 2017.

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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2018, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.

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
Effective on August 17, 2017, the Borrowers, Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the Prior Credit Facility. The Company recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Facility.
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
The Revolving Credit Facility has a maturity date of August 17, 2021, and includes two six-month extension options. $200.0 million of the U.S. dollar Term Loans has a maturity date of August 17, 2020, and the other Term Loans have a maturity date of August 17, 2022.
As of March 31, 2018, there was $611.0 million outstanding under the Revolving Credit Facility and $389.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of March 31, 2018, the interest rate on the Revolving Credit Facility was 3.13%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2018, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $35.8 million and $15.8 million, respectively. Interest expense includes non-cash interest expense of $2.5 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had $15.5 million and $24.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2018 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1, 2018 through December 31, 2018	$3,228	$—	$—	$—	$3,228
2019	102,930	—	—	—	102,930
2020	4,578	—	200,000	—	204,578
2021	20,044	611,000	—	500,000	1,131,044
2022	4,285	—	996,912	—	1,001,197
Thereafter	122,595	—	—	800,000	922,595
Total Debt	257,660	611,000	1,196,912	1,300,000	3,365,572
Premium, net	—	—	—	15,568	15,568
Deferred financing costs, net	(2,743)	—	(8,289)	(9,002)	(20,034)
Total Debt, Net	$254,917	$611,000	$1,188,623	$1,306,566	$3,361,106

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $4.4 million of gains, which are included in accumulated other comprehensive income, as of March 31, 2018, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$845,000	$845,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2018 and December 31, 2017 (dollars in thousands):

		Count as of March 31, 2018	Fair Value		Maturity Dates
Type	Designation		March 31, 2018	December 31, 2017		Balance Sheet Location
Assets:
Interest rate swap	Cash flow	12	$33,374	$25,221	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	1,273	674	2025	Accounts receivable, prepaid expenses and other assets, net
			$34,647	$25,895

Liabilities:
CAD term loan	Net investment	1	96,912	99,588	2022	Term loans, net
			$96,912	$99,588

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three months ended March 31, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2018	2017	Income Statement Location

Cash Flow Hedges:
Interest rate products	$9,123	$259	Interest expense
Net Investment Hedges:
Foreign currency products	607	(916)	N/A
CAD term loan	2,675	(775)	N/A

	$12,405	$(1,432)

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,
	2018	2017	Income Statement Location

Cash Flow Hedges:
Interest rate products	$(50)	$(470)	Interest expense
Net Investment Hedges:
Foreign currency products	—	—	N/A
CAD term loan	—	—	N/A

	$(50)	$(470)

During the three months ended March 31, 2018, no cash flow hedges were determined to be ineffective. During the three months ended March 31, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.1 million of unrealized losses related to its interest rate swaps to other income in the condensed consolidated statements of income.
Derivatives Not Designated as Hedging Instruments
During the three months ended March 31, 2017, the Company recorded $7,000 of other expense related to a cross currency interest rate swap not designated as a hedging instrument. As of March 31, 2018 and December 31, 2017, the Company’s derivatives were all designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$34,647	$—	$34,647	$—	$—	$34,647
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2017
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$25,895	$—	$25,895	$—	$—	$25,895
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.
As of March 31, 2018, the Company had no derivatives with a fair value in a net liability position.

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
Loans receivable: These instruments are presented on the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. As such, the Company classifies these instruments as Level 3.
Preferred equity investments: These instruments are presented on the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investment, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3.
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
Senior Notes: These instruments are presented on the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Senior Notes were determined using third-party market quotes derived from orderly trades. As such, the Company classifies these instruments as Level 2.
Secured indebtedness: These instruments are presented on the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2018			December 31, 2017
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$76,212	$50,640	$52,516	$91,280	$65,907	$65,892
Preferred equity investments	49,782	50,248	47,846	48,035	48,483	47,064
Financial liabilities:
Senior Notes	1,300,000	1,306,566	1,299,303	1,300,000	1,306,286	1,329,191
Secured indebtedness	257,660	254,917	237,903	259,202	256,430	246,461

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2018 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$52,516	$—	$—	$52,516
Preferred equity investments	47,846	—	—	47,846
Financial liabilities:
Senior Notes	1,299,303	—	1,299,303	—
Secured indebtedness	237,903	—	—	237,903
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
Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2018, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swap	$33,374	$—	$33,374	$—
Cross currency swap	1,273	—	1,273	—

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
The holders of the Company’s Series A Preferred Stock rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up of its affairs. At March 31, 2018, there were no dividends in arrears.
The Company intends to redeem all 5,750,000 outstanding shares of its Series A Preferred Stock on June 1, 2018 for $25.00 per share, plus any accrued and unpaid dividends. See Note 14, “Subsequent Events” for additional information.
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
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2018:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 5, 2018	February 15, 2018	$0.45	February 28, 2018
During the three months ended March 31, 2018, the Company issued 27,000 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2018 and 2017, the Company incurred $0.2 million and $2.6 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income

The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation loss	$(3,287)	$(2,913)
Unrealized gains on cash flow hedges	24,100	14,202

Total accumulated other comprehensive income	$20,813	$11,289

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator
Net income attributable to common stockholders	$59,910	$16,262

Denominator
Basic weighted average common shares and common equivalents	178,294,605	65,354,649
Dilutive restricted stock units	221,783	565,837

Diluted weighted average common shares	178,516,388	65,920,486

Net income attributable to common stockholders, per:

Basic common share	$0.34	$0.25

Diluted common share	$0.34	$0.25

During the three months ended March 31, 2018 and 2017, approximately 21,400 and 130 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were considered anti-dilutive during the three months ended March 31, 2018, and no stock options were outstanding during the three months ended March 31, 2017.

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
Pursuant to Rule 3-10 of Regulation S-X, the following summarized condensed consolidating information is provided for the Company (the “Parent Company”), the Operating Partnership, Sabra Capital Corporation, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the 2021 Notes and the 2023 Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Operating Partnership, Sabra Capital Corporation, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Operating Partnership, Sabra Capital Corporation, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra’s proportionate share of each subsidiary’s net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the condensed consolidating statement of cash flows.
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Operating Partnership only, Sabra Capital Corporation only, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$353	$—	$—	$1,733,912	$4,374,536	$—	$6,108,801
Loans receivable and other investments, net	(200)	—	—	50,471	50,617	—	100,888
Investment in unconsolidated joint venture	—	—	—	—	354,907	—	354,907
Cash and cash equivalents	40,119	—	—	354	5,879	—	46,352
Restricted cash	—	—	—	1,948	9,870	—	11,818
Lease intangible assets, net	—	—	—	16,841	144,582	—	161,423
Accounts receivable, prepaid expenses and other assets, net	3,038	44,140	—	96,773	63,855	(7,426)	200,380
Intercompany	2,422,147	2,667,397	—	—	—	(5,089,544)	—
Investment in subsidiaries	980,552	1,296,380	—	13,958	—	(2,290,890)	—
Total assets	$3,446,009	$4,007,917	$—	$1,914,257	$5,004,246	$(7,387,860)	$6,984,569

Liabilities
Secured debt, net	$—	$—	$—	$—	$254,917	$—	$254,917
Revolving credit facility	—	611,000	—	—	—	—	611,000
Term loans, net	—	1,092,856	—	95,767	—	—	1,188,623
Senior unsecured notes, net	—	1,306,566	—	—	—	—	1,306,566
Accounts payable and accrued liabilities	23,858	16,943	—	3,149	65,829	(7,426)	102,353
Lease intangible liabilities, net	—	—	—	—	94,544	—	94,544
Intercompany	—	—	—	709,913	4,379,631	(5,089,544)	—
Total liabilities	23,858	3,027,365	—	808,829	4,794,921	(5,096,970)	3,558,003

Total Sabra Health Care REIT, Inc. stockholders' equity	3,422,151	980,552	—	1,105,428	204,910	(2,290,890)	3,422,151
Noncontrolling interests	—	—	—	—	4,415	—	4,415
Total equity	3,422,151	980,552	—	1,105,428	209,325	(2,290,890)	3,426,566
Total liabilities and equity	$3,446,009	$4,007,917	$—	$1,914,257	$5,004,246	$(7,387,860)	$6,984,569

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$324	$—	$—	$1,756,933	$4,237,175	$—	$5,994,432
Loans receivable and other investments, net	(97)	—	—	55,297	59,190	—	114,390
Cash and cash equivalents	511,670	—	—	449	6,513	—	518,632
Restricted cash	—	—	—	36,910	31,907	—	68,817
Lease intangible assets, net	—	—	—	17,577	149,542	—	167,119
Accounts receivable, prepaid expenses and other assets, net	3,499	36,073	—	80,739	53,765	(5,189)	168,887
Intercompany	2,043,402	2,721,979	—	—	—	(4,765,381)	—
Investment in subsidiaries	890,462	1,198,305	—	14,661	—	(2,103,428)	—
Total assets	$3,449,260	$3,956,357	$—	$1,962,566	$4,538,092	$(6,873,998)	$7,032,277

Liabilities
Secured debt, net	$—	$—	$—	$—	$256,430	$—	$256,430
Revolving credit facility	—	641,000	—	—	—	—	641,000
Term loans, net	—	1,092,397	—	98,377	—	—	1,190,774
Senior unsecured notes, net	—	1,306,286	—	—	—	—	1,306,286
Accounts payable and accrued liabilities	16,453	26,212	—	3,560	61,487	(5,189)	102,523
Lease intangible liabilities, net	—	—	—	—	98,015	—	98,015
Intercompany	—	—	—	785,120	3,980,261	(4,765,381)	—
Total liabilities	16,453	3,065,895	—	887,057	4,396,193	(4,770,570)	3,595,028

Total Sabra Health Care REIT, Inc. stockholders' equity	3,432,807	890,462	—	1,075,509	137,457	(2,103,428)	3,432,807
Noncontrolling interests	—	—	—	—	4,442	—	4,442
Total equity	3,432,807	890,462	—	1,075,509	141,899	(2,103,428)	3,437,249
Total liabilities and equity	$3,449,260	$3,956,357	$—	$1,962,566	$4,538,092	$(6,873,998)	$7,032,277

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$45,464	$103,024	$(4,233)	$144,255
Interest and other income	10	112	—	1,267	3,061	(112)	4,338
Resident fees and services	—	—	—	—	17,493	—	17,493
Total revenues	10	112	—	46,731	123,578	(4,345)	166,086
Expenses:
Depreciation and amortization	222	—	—	14,930	32,853	—	48,005
Interest	—	32,566	—	790	2,574	(112)	35,818
Operating expenses	—	—	—	—	16,357	(4,233)	12,124
General and administrative	5,822	14	—	431	1,600	—	7,867
Merger and acquisition costs	336	—	—	—	(6)	—	330
Provision for (recovery of) doubtful accounts and loan losses	2,181	—	—	(971)	3	—	1,213
Impairment of real estate	—	—	—	532	—	—	532
Total expenses	8,561	32,580	—	15,712	53,381	(4,345)	105,889
Other income (expense):
Other income	1,977	201	—	410	232	—	2,820
Net loss on sales of real estate	—	—	—	(56)	(416)	—	(472)
Total other income (expense)	1,977	201	—	354	(184)	—	2,348
Income in subsidiary	69,343	101,610	—	1,854	—	(172,807)	—
Income before income from unconsolidated joint venture and income tax expense	62,769	69,343	—	33,227	70,013	(172,807)	62,545
Income from unconsolidated joint venture	—	—	—	—	446	—	446
Income tax expense	(298)	—	—	(53)	(159)	—	(510)
Net income	62,471	69,343	—	33,174	70,300	(172,807)	62,481
Net income attributable to noncontrolling interests	—	—	—	—	(10)	—	(10)
Net income attributable to Sabra Health Care REIT, Inc.	62,471	69,343	—	33,174	70,290	(172,807)	62,471
Preferred stock dividends	(2,561)	—	—	—	—	—	(2,561)
Net income attributable to common stockholders	$59,910	$69,343	$—	$33,174	$70,290	$(172,807)	$59,910

Net loss attributable to common stockholders, per:
Basic common share							$0.34
Diluted common share							$0.34
Weighted-average number of common shares outstanding, basic							178,294,605
Weighted-average number of common shares outstanding, diluted							178,516,388

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$53,039	$4,969	$(784)	$57,224
Interest and other income	7	—	—	1,938	—	—	1,945
Resident fees and services	—	—	—	—	3,481	—	3,481
Total revenues	7	—	—	54,977	8,450	(784)	62,650
Expenses:
Depreciation and amortization	216	—	—	16,956	1,965	—	19,137
Interest	—	13,409	—	728	1,651	—	15,788
Operating expenses	—	—	—	—	3,204	(784)	2,420
General and administrative	5,259	14	—	767	50	—	6,090
Merger and acquisition costs	533	—	—	30	—	—	563
(Recovery of) provision for doubtful accounts and loan losses	(145)	—	—	1,915	—	—	1,770
Total expenses	5,863	13,423	—	20,396	6,870	(784)	45,768
Other income:
Other income	1,367	35	—	727	—	—	2,129
Total other income	1,367	35	—	727	—	—	2,129

Income in subsidiary	23,436	36,825	—	1,779	—	(62,040)	—
Income before income tax expense	18,947	23,437	—	37,087	1,580	(62,040)	19,011
Income tax expense	(124)	(1)	—	—	(95)	—	(220)
Net income	18,823	23,436	—	37,087	1,485	(62,040)	18,791
Net loss attributable to noncontrolling interests	—	—	—	—	32	—	32
Net income attributable to Sabra Health Care REIT, Inc.	18,823	23,436	—	37,087	1,517	(62,040)	18,823
Preferred stock dividends	(2,561)	—	—	—	—	—	(2,561)
Net income attributable to common stockholders	$16,262	$23,436	$—	$37,087	$1,517	$(62,040)	$16,262

Net loss attributable to common stockholders, per:
Basic common share							$0.25
Diluted common share							$0.25
Weighted-average number of common shares outstanding, basic							65,354,649
Weighted-average number of common shares outstanding, diluted							65,920,486

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$62,471	$69,343	$—	$33,174	$70,300	$(172,807)	$62,481
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	841	—	(928)	(287)	—	(374)
Unrealized gain (loss) on cash flow hedges	—	9,903	—	(5)	—	—	9,898
Total other comprehensive income (loss)	—	10,744	—	(933)	(287)	—	9,524
Comprehensive income	62,471	80,087	—	32,241	70,013	(172,807)	72,005
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(10)	—	(10)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$62,471	$80,087	$—	$32,241	$70,003	$(172,807)	$71,995

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$18,823	$23,436	$—	$37,087	$1,485	$(62,040)	$18,791
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(953)	—	299	96	—	(558)
Unrealized gain on cash flow hedges	285	443	—	—	—	—	728
Total other comprehensive income (loss)	285	(510)	—	299	96	—	170
Comprehensive income	19,108	22,926	—	37,386	1,581	(62,040)	18,961
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	32	—	32
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$19,108	$22,926	$—	$37,386	$1,613	$(62,040)	$18,993

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by (used in) operating activities	$97,936	$—	$—	$(55)	$3,766	$—	$101,647
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(172,001)	—	—	(172,001)
Origination and fundings of loans receivable	—	—	—	(1,027)	(12,205)	—	(13,232)
Origination and fundings of preferred equity investments	—	—	—	(928)	—	—	(928)
Additions to real estate	(38)	—	—	(3,496)	(8,005)	—	(11,539)
Repayments of loans receivable	—	—	—	7,491	21,314	—	28,805
Repayments of preferred equity investments	—	—	—	234	—	—	234
Investment in unconsolidated JV	—	—	—	—	(354,461)	—	(354,461)
Net proceeds from the sales of real estate	—	—	—	—	6,743	—	6,743
Distribution from subsidiaries	2,557	2,557	—	—	—	(5,114)	—
Intercompany financing	(488,718)	(458,712)	—	—	—	947,430	—
Net cash (used in) provided by investing activities	(486,199)	(456,155)	—	(169,727)	(346,614)	942,316	(516,379)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(30,000)	—	—	—	—	(30,000)
Principal payments on secured debt	—	—	—	—	(1,061)	—	(1,061)
Payments of deferred financing costs	—	(6)	—	—	—	—	(6)
Distribution to noncontrolling interest	—	—	—	—	(37)	—	(37)
Issuance of common stock, net	(499)	—	—	—	—	—	(499)
Dividends paid on common and preferred stock	(82,789)	—	—	—	—	—	(82,789)
Distribution to parent	—	(2,557)	—	—	(2,557)	5,114	—
Intercompany financing	—	488,718	—	134,797	323,915	(947,430)	—
Net cash (used in) provided by financing activities	(83,288)	456,155	—	134,797	320,260	(942,316)	(114,392)
Net decrease in cash, cash equivalents and restricted cash	(471,551)	—	—	(34,985)	(22,588)	—	(529,124)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(72)	(83)	—	(155)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	37,359	38,420	—	587,449
Cash, cash equivalents and restricted cash, end of period	$40,119	$—	$—	$2,302	$15,749	$—	$58,170

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$27,886	$—	$—	$1,027	$2,674	$—	$31,587
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	—	(508)	—	—	(508)
Origination and fundings of preferred equity investments	—	—	—	(51)	—	—	(51)
Additions to real estate	(1)	—	—	(474)	(45)	—	(520)
Repayments of loans receivable	—	—	—	118	—	—	118
Distribution from subsidiaries	2,474	2,474	—	—	—	(4,948)	—
Intercompany financing	(10,025)	(916)	—	—	—	10,941	—
Net cash (used in) provided by investing activities	(7,552)	1,558	—	(915)	(45)	5,993	(961)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(9,000)	—	—	—	—	(9,000)
Principal payments on secured debt	—	—	—	—	(1,021)	—	(1,021)
Payments of deferred financing costs	—	(109)	—	—	—	—	(109)
Issuance of common stock, net	(3,224)	—	—	—	—	—	(3,224)
Dividends paid on common and preferred stock	(29,993)	—	—	—	—	—	(29,993)
Distribution to parent	—	(2,474)	—	—	(2,474)	4,948	—
Intercompany financing	—	10,025	—	916	—	(10,941)	—
Net cash (used in) provided by financing activities	(33,217)	(1,558)	—	916	(3,495)	(5,993)	(43,347)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,883)	—	—	1,028	(866)	—	(12,721)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	14	7	—	21
Cash, cash equivalents and restricted cash, beginning of period	18,168	—	—	2,732	13,765	—	34,665
Cash, cash equivalents and restricted cash, end of period	$5,285	$—	$—	$3,774	$12,906	$—	$21,965

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2018, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 9, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on May 31, 2018 to common stockholders of record as of the close of business on May 21, 2018.
Preferred Stock Redemption
On May 2, 2018, the Company announced that it will redeem all 5,750,000 outstanding shares of its Series A Preferred Stock on June 1, 2018 (the “Redemption Date”). The shares of Series A Preferred Stock will be redeemed at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2017 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments and an investment in an unconsolidated joint venture.
In 2017 and early 2018, we completed a series of transactions—including the CCP Merger (as defined below), sales of facilities leased to Genesis, investment in the Enlivant Joint Venture (as defined below) and entry into our new Credit Facility (as defined below), each of which are discussed below—that have significantly enhanced our scale and increased our diversification. Following these transactions, we expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, asset class and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and asset class through select asset sales and other arrangements with Genesis and with other tenants. We have entered into memoranda of understanding with Genesis to market for sale up to all of our remaining Genesis facilities and to restructure our lease agreements with Genesis to increase the marketability of these facilities to potential buyers. Subsequent to March 31, 2018, we completed the sale of five facilities leased to Genesis and expect to complete the sales of 41 of our remaining 49 Genesis facilities during the remainder of 2018 and to retain eight facilities, although we cannot provide assurance that the sales will be completed in that timeframe, if at all.
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
Care Capital Properties, Inc. Merger
On May 7, 2017, Sabra, the Operating Partnership, PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Sabra (“Merger Sub”), Care Capital Properties, Inc., a Delaware corporation (“CCP”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly owned subsidiary of CCP, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on August 17, 2017, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into Sabra, with Sabra continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.
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
As a result of the CCP Merger, we have increased our tenant diversification by operator and geography, including decreasing concentration from our top five relationships. In addition, shortly following the closing of the CCP Merger, we received investment grade ratings from Standard & Poor’s and Fitch and a two notch upgrade from Moody’s, which provided an immediate improvement in our cost of debt under our Credit Facility.
See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the CCP Merger.

Acquisitions
During the three months ended March 31, 2018, we acquired 11 Senior Housing - Managed communities managed by Enlivant, two skilled nursing/transitional care facilities and one senior housing community for an aggregate $172.0 million. See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the three months ended March 31, 2018, we completed the sale of one skilled nursing/transitional care facility for consideration, net of closing costs, of $6.8 million. The net carrying value of the assets and liabilities of this facility was $7.2 million, which resulted in a $0.4 million net loss on sale.
Enlivant Joint Venture
In addition to the acquisition of 11 Senior Housing - Managed communities managed by Enlivant, on January 2, 2018, we completed our transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million, and our investment in the Enlivant Joint Venture implied an aggregate portfolio value of $1.49 billion. We financed this investment with proceeds from our Revolving Credit Facility. The joint venture agreement includes an option for us to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants us the right of first offer if our partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). In addition, Sabra has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights.
Preferred Stock Redemption
On May 2, 2018, we announced that we will redeem all 5,750,000 outstanding shares of our Series A Preferred Stock on June 1, 2018 (the “Redemption Date”). The shares of Series A Preferred Stock will be redeemed at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2017 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2018.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2018, our investment portfolio included 515 real estate properties held for investment, five assets held for sale, one investment in a direct financing lease, 21 investments in loans receivable, 13 preferred equity investments and one investment in an unconsolidated joint venture. As of March 31, 2017, our investment portfolio included 182 real estate properties held for investment, one asset held for sale, 10 investments in loans receivable and 12 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods in comparison to the corresponding prior periods as a result of owning acquired investments for an entire period, the anticipated future acquisition of additional investments and completion of the CCP Merger. The results of operations presented are not directly comparable due to ongoing acquisition activity.
Comparison of results of operations for the three months ended March 31, 2018 versus the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2018	2017
Revenues:
Rental income	$144,255	$57,224	$87,031	152%	$94,263	$(7,232)
Interest and other income	4,338	1,945	2,393	123%	2,650	(257)
Resident fees and services	17,493	3,481	14,012	403%	9,826	4,186
Expenses:
Depreciation and amortization	48,005	19,137	28,868	151%	30,445	(1,577)
Interest	35,818	15,788	20,030	127%	16,081	3,949
Operating expenses	12,124	2,420	9,704	401%	7,346	2,358
General and administrative	7,867	6,090	1,777	29%	1,401	376
Merger and acquisition costs	330	563	(233)	(41)%	(233)	—
Provision for doubtful accounts and loan losses	1,213	1,770	(557)	(31)%	—	(557)
Impairment of real estate	532	—	532	NM	—	532
Other income (expense):
Other income	2,820	2,129	691	32%	—	691
Net loss on sales of real estate	(472)	—	(472)	NM	(472)	—
Income from unconsolidated joint venture	446	—	446	NM	446	—
Income tax expense	(510)	(220)	(290)	132%	—	(290)

(1)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the CCP Merger and investments/dispositions made after January 1, 2017.

(2)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 that is not a direct result of the CCP Merger and investments/dispositions made after January 1, 2017.

Rental Income
During the three months ended March 31, 2018, we recognized $144.3 million of rental income compared to $57.2 million for the three months ended March 31, 2017. The $87.0 million increase in rental income is primarily due to an increase of $86.0 million from properties acquired in the CCP Merger and an increase of $10.7 million from other properties acquired after January 1, 2017, partially offset by a decrease of $2.5 million from properties disposed of after January 1, 2017, a $4.8 million decrease due to the Genesis lease restructuring agreement which reduced the annual base rent payable under the Genesis leases by $19.0 million, a $1.4 million decrease due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017 and a $1.3 million decrease due to five skilled nursing/transitional care facilities transitioned to a new operator. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2018 and 2017.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended March 31, 2018, we recognized $4.3 million of interest and other income compared to $1.9 million for the three months ended March 31, 2017. The increase of $2.4 million is due to an increase of $3.1 million primarily related to interest income from loans receivable investments, income from a direct financing lease and income from the specialty valuation firm acquired in the CCP Merger that we subsequently sold in March 2018, partially offset by a $0.4 million decrease from investments that were disposed after January 1, 2017.

Resident Fees and Services
During the three months ended March 31, 2018, we recognized $17.5 million of resident fees and services compared to $3.5 million for the three months ended March 31, 2017. The $14.0 million increase is primarily due to a $9.8 million increase related to 13 properties acquired after January 1, 2017 and a $4.0 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
Depreciation and Amortization
During the three months ended March 31, 2018, we incurred $48.0 million of depreciation and amortization expense compared to $19.1 million for the three months ended March 31, 2017. The $28.9 million net increase in depreciation and amortization expense is primarily due to an increase of $26.6 million related to the properties acquired in the CCP Merger and an increase of $4.8 million from other properties acquired after January 1, 2017, partially offset by a decrease of $1.0 million from properties disposed of after January 1, 2017; the remaining $1.5 million decrease is primarily due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed communities.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2018, we incurred $35.8 million of interest expense compared to $15.8 million for the three months ended March 31, 2017. The $20.0 million net increase is primarily related to (i) a $7.4 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information), (ii) a $6.1 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $5.1 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility, (iv) a $0.8 million increase related to the $98.5 million secured term loan assumed in the CCP Merger and (v) a $0.6 million increase of non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the three months ended March 31, 2018, we recognized $12.1 million of operating expenses compared to $2.4 million for the three months ended March 31, 2017. The $9.7 million increase is primarily due to a $7.3 million increase related to 13 properties acquired after January 1, 2017 and a $2.3 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with asset management. During the three months ended March 31, 2018, general and administrative expenses were $7.9 million compared to $6.1 million during the three months ended March 31, 2017. The $1.8 million increase is primarily related to (i) $0.8 million in expenses incurred by our specialty valuation firm that we sold in March 2018, (ii) a $0.8 million increase in legal, professional and insurance fees primarily due to the management of the increased number of investments, (iii) $0.6 million of transition expenses for the CCP Merger primarily consisting of salaries, severance benefits and office expenses and (iv) a $0.6 million increase in payroll expenses related to the increased number of employees. The increases are partially offset by a $1.5 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $2.6 million during the three months ended March 31, 2017 to $1.1 million during the three months ended March 31, 2018, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation.
Merger and Acquisition Costs
During the three months ended March 31, 2018, we incurred $0.3 million of merger and acquisition costs compared to $0.6 million for the three months ended March 31, 2017. The costs incurred in both periods were primarily related to the CCP Merger.
Provision for Doubtful Accounts and Loan Losses
During the three months ended March 31, 2018, we recognized a $1.2 million provision for doubtful accounts and loan losses, which is comprised of a $2.1 million increase in reserves on straight-line rental income and a $0.1 million increase in loan loss reserves, partially offset by a $1.0 million decrease in reserves on cash rental income. During the three months ended March 31, 2017, we recognized a $1.8 million provision for doubtful accounts and loan losses, which is primarily comprised of a $1.6 million increase in loan loss reserves, a $0.1 million increase in reserves on cash rental income and a $44,000 increase in reserves on straight-line rental income.
Impairment of Real Estate
During the three months ended March 31, 2018, we recognized $0.5 million of impairment of real estate related to one skilled nursing/transitional care facility. No impairment of real estate was recognized during the three months ended March 31, 2017.
Other Income
During the three months ended March 31, 2018, we recognized $2.8 million of other income. The $2.8 million of other income is comprised of a $2.0 million contingency fee earned in the current period related to a legacy CCP investment, $0.6 million related to cash payments received from two facilities not subject to a lease and $0.2 million related to the sale of our specialty valuation firm. During the three months ended March 31, 2017, we recognized $2.1 million of other income, of which $1.3 million was due to the amortization of lease termination payments related to a memorandum of understanding with Genesis and $0.8 million related to other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property.
Net Loss on Sales of Real Estate
During the three months ended March 31, 2018, we recognized an aggregate net loss on the sale of real estate of $0.5 million related to the disposition of one skilled nursing/transitional care facility. There were no real estate sales during the three months ended March 31, 2017. See Note 5, “Assets Held for Sale and Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Unconsolidated Joint Venture
During the three months ended March 31, 2018, we recognized $0.4 million of income from the Enlivant Joint Venture.
Income Tax Expense
During the three months ended March 31, 2018, we recognized $0.5 million of income tax expense compared to $0.2 million for the three months ended March 31, 2017. The increase is primarily due to the increase in Senior Housing - Managed communities and higher state taxes as a result of the increased number of investments.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense and our share of other non-cash adjustments related to our unconsolidated joint venture, as well as other non-cash revenue and expense items (including non-cash portion of loss on extinguishment of debt, change in fair value of contingent consideration, provision for doubtful straight-line rental income, loan losses and other reserves, ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests). We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2018 and 2017, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$59,910	$16,262
Depreciation and amortization of real estate assets	48,005	19,137
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	—
Depreciation and amortization of real estate assets related to unconsolidated joint venture	4,552	—
Net loss on sales of real estate	472	—
Impairment of real estate	532	—

FFO attributable to common stockholders	113,431	35,399

Merger and acquisition costs (1)	330	563
Stock-based compensation expense (1)	1,135	2,588
Straight-line rental income adjustments	(11,563)	(4,607)
Amortization of above and below market lease intangibles, net	(684)	—
Non-cash interest income adjustments	(570)	26
Non-cash interest expense	2,481	1,590
Change in fair value of contingent consideration	—	(822)
Provision for doubtful straight-line rental income, loan losses and other reserves	2,181	1,390
Other non-cash adjustments related to unconsolidated joint venture	(336)	—
Other non-cash adjustments	15	60

AFFO attributable to common stockholders	$106,420	$36,187

FFO attributable to common stockholders per diluted common share	$0.64	$0.54

AFFO attributable to common stockholders per diluted common share	$0.59	$0.55

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	178,516,388	65,920,486

AFFO attributable to common stockholders	179,266,983	66,325,908

(1)	Merger and acquisition costs incurred during the three months ended March 31, 2018 primarily relate to the CCP Merger.

The following table sets forth additional information related to certain other items included in net income attributable to common stockholders above, and the portions of each that are included in FFO and AFFO attributable to common stockholders, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net income	FFO	AFFO	Net income	FFO	AFFO
Merger and acquisition costs	$0.3	$0.3	$—	$0.6	$0.6	$—
CCP transition expenses	0.6	0.6	0.6	—	—	—
Provision for (recovery of) doubtful accounts	1.2	1.2	(1.0)	1.8	1.8	0.4
Other income	2.8	2.8	2.8	2.1	2.1	1.3

Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Liquidity and Capital Resources
As of March 31, 2018, we had approximately $435.1 million in liquidity, consisting of unrestricted cash and cash equivalents of $46.1 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $389.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
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
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments with respect to our Senior Notes (as defined below), secured indebtedness on our properties, and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (as defined below) significantly limit our ability to use our available liquidity for these purposes.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $101.6 million for the three months ended March 31, 2018. Operating cash inflows were derived primarily from the rental payments received under our lease agreements and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to increase as a result of the CCP Merger and other completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the three months ended March 31, 2018, net cash used in investing activities was $516.4 million and consisted of $354.5 million used for our investment in the Enlivant Joint Venture, $172.0 million used in the acquisition of 11 Senior Housing - Managed communities, two skilled nursing/transitional care facilities and one senior housing community, $13.2 million used to provide additional funding for existing loans receivable, $0.9 million used to fund preferred equity investments and $11.5 million used for tenant improvements, partially offset by $28.8 million in repayments of loans receivable, $6.7 million in sales proceeds related to the disposition of one skilled nursing/transitional care facility and $0.2 million in repayments of preferred equity investments.

We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, net cash used in financing activities was $114.4 million and included $82.8 million of dividends paid to stockholders, $1.1 million of principal repayments of secured debt and $0.5 million in payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the three months ended March 31, 2018, we repaid a net amount of $30.0 million on our Revolving Credit Facility.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2018, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
The Revolving Credit Facility has a maturity date of August 17, 2021, and includes two six-month extension options. $200.0 million of the U.S. dollar Term Loans has a maturity date of August 17, 2020, and the other Term Loans have a maturity date of August 17, 2022.
The obligations of the Borrowers under the Credit Facility are guaranteed by us and certain of our subsidiaries.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of March 31, 2018, we were in compliance with all applicable covenants under the Credit Facility.

Secured Indebtedness
Of our 515 properties held for investment, 30 are subject to secured indebtedness to third parties that, as of March 31, 2018, totaled approximately $257.7 million. As of March 31, 2018 and December 31, 2017, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at March 31, 2018 (2)	Maturity Date
Fixed Rate	$159,160	$160,702	3.87%	December 2021 - August 2051
Variable Rate	98,500	98,500	3.68%	July 2019
	$257,660	$259,202	3.80%

(1)	Principal balance does not include deferred financing costs, net of $2.7 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Capital Expenditures
We had $11.5 million and $0.5 million of capital expenditures for the three months ended March 31, 2018 and 2017, respectively. The capital expenditures for the three months ended March 31, 2018 and 2017 include $38,000 and $1,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $62.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $82.8 million on our common and preferred stock during the three months ended March 31, 2018. On May 9, 2018, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on May 31, 2018 to common stockholders of record as of May 21, 2018. In addition, as described above, on May 2, 2018, we announced that we will redeem all outstanding shares of our Series A Preferred Stock at a redemption price that includes accrued and unpaid dividends in the amount of $0.4453125 per share of Series A Preferred Stock.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 515 real estate properties held for investment as of March 31, 2018 is diversified by location across the United States and Canada.
For the three months ended March 31, 2018, no tenant relationships represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2018, 64.3% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
The current system of 66 RUG categories, or Resource Utilization Group, Version IV (“RUG-IV”), became effective as of October 1, 2010. RUG-IV resulted from research performed by the Centers for Medicare & Medicaid Services (“CMS”) and was part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.

On April 27, 2018, CMS issued a proposed rule, CMS-1696-P, which includes proposed changes to the case-mix classification system used under the PPS and proposed fiscal year 2019 Medicare payment updates.
CMS-1696-P includes a proposed new case-mix classification system called the skilled nursing facility Patient-Driven Payment Model (“PDPM”) that would become effective on October 1, 2019. PDPM reflects significant changes to the Resident Classification System, Version I (“RCS-I”) that was being considered to replace RUG-IV as outlined in an Advanced Notice of Proposed Rulemaking released by CMS in May 2017.
PDPM would focus on clinically relevant factors, rather than volume-based service, for determining Medicare payment. PDPM would adjust Medicare payments based on each aspect of a resident’s care, most notably for non-therapy ancillaries, which are items and services not related to the provision of therapy such as drugs and medical supplies, thereby more accurately addressing costs associated with medically complex patients. It would further adjust the skilled nursing facility per diem payments to reflect varying costs throughout the stay and incorporate safeguards against potential financial incentives to ensure that beneficiaries receive care consistent with their unique needs and goals.
Based on proposed changes contained within CMS-1696-P, CMS estimates that the fiscal year 2019 aggregate impact will be an increase of $850 million in Medicare payments to skilled nursing facilities, resulting from the fiscal year 2019 market basket update required to be 2.4% by the Bipartisan Budget Act of 2018. Absent the application of this statutory requirement, the fiscal year 2019 market basket update factor would have been 1.9% (comprised of a market basket index of 2.7% less the productivity adjustment of 0.8%). This 1.9% update would have resulted in an estimated aggregate increase of $670 million in Medicare payments to skilled nursing facilities.
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
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of March 31, 2018 (in thousands):

		April 1 through December 31, 2018		Year Ending December 31,
	Total		2019	2020	2021	2022	After 2022
Secured indebtedness (1)	$338,147	$10,075	$110,297	$9,744	$25,056	$8,581	$174,394
Revolving Credit Facility (2)	685,118	16,504	21,905	21,965	624,744	—	—
Term Loans (3)	1,342,516	25,617	34,001	232,592	32,475	1,017,831	—
Senior Notes (4)	1,710,547	42,692	69,255	69,255	555,505	41,755	932,085
Operating leases	3,808	489	440	426	445	467	1,541
Total	$4,080,136	$95,377	$235,898	$333,982	$1,238,225	$1,068,634	$1,108,020

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $80.5 million, of which $4.8 million is attributable to variable rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $74.1 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $145.6 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $410.5 million.
In addition to the above, as of March 31, 2018, we have committed to provide up to $4.8 million of future funding related to four investments, including three loans receivable investments with maturity dates ranging from March 2021 to February 2027.

Off-Balance Sheet Arrangements
We have a 49% interest in an unconsolidated joint venture. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 8, “Derivative and Hedging Instruments,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our derivative instruments.
Interest rate risk. As of March 31, 2018, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $257.7 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $611.0 million outstanding under the Revolving Credit Facility. As of March 31, 2018, we had $2.3 billion of outstanding variable rate indebtedness and $389.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of March 31, 2018, our share of unconsolidated joint venture debt was $384.2 million, of which $382.1 million was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of March 31, 2018, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. Additionally, as of March 31, 2018, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase/decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate derivative instruments, income would increase/decrease by $13.5 million for the twelve months following March 31, 2018.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $147.4 million and cross currency swap instruments. Based on our operating results for the three months ended March 31, 2018, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2018, our cash flows would have decreased or increased, as applicable, by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see “Legal Matters” in Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2017 Annual Report on Form 10-K.
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

SABRA HEALTH CARE REIT, INC.

Date: May 9, 2018	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)