Form 10-Q
period 2018-06-30
Sabra Health Care REIT, Inc.
filed 2018-08-08
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2018, there were 178,283,590 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

•
our ability to implement the previously announced rent repositioning program for certain of our tenants who were legacy tenants of Care Capital Properties, Inc. (“CCP”) on the timing or terms we have previously disclosed;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $377,159 and $340,423 as of June 30, 2018 and December 31, 2017, respectively	$5,993,682	$5,994,432
Loans receivable and other investments, net	107,228	114,390
Investment in unconsolidated joint venture	348,950	—
Cash and cash equivalents	38,809	518,632
Restricted cash	186,845	68,817
Lease intangible assets, net	156,266	167,119
Accounts receivable, prepaid expenses and other assets, net	196,364	168,887
Total assets	$7,028,144	$7,032,277

Liabilities
Secured debt, net	$253,567	$256,430
Revolving credit facility	676,000	641,000
Term loans, net	1,187,398	1,190,774
Senior unsecured notes, net	1,306,842	1,306,286
Accounts payable and accrued liabilities	105,339	102,523
Lease intangible liabilities, net	91,073	98,015
Total liabilities	3,620,219	3,595,028

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2017	—	58
Common stock, $.01 par value; 250,000,000 shares authorized, 178,283,590 and 178,255,843 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,783	1,783
Additional paid-in capital	3,502,954	3,636,913
Cumulative distributions in excess of net income	(125,606)	(217,236)
Accumulated other comprehensive income	24,412	11,289
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,403,543	3,432,807
Noncontrolling interests	4,382	4,442
Total equity	3,407,925	3,437,249
Total liabilities and equity	$7,028,144	$7,032,277

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$144,229	$55,904	$288,484	$113,128
Interest and other income	4,553	2,027	8,891	3,972
Resident fees and services	17,530	6,805	35,023	10,286

Total revenues	166,312	64,736	332,398	127,386

Expenses:
Depreciation and amortization	46,828	17,220	94,833	36,357
Interest	36,757	15,862	72,575	31,650
Operating expenses	12,299	4,407	24,423	6,827
General and administrative	9,271	5,126	17,138	11,215
Merger and acquisition costs	112	5,887	442	6,451
(Recovery of) provision for doubtful accounts and loan losses	(674)	535	539	2,305
Impairment of real estate	881	—	1,413	—

Total expenses	105,474	49,037	211,363	94,805

Other income:
Other income	—	941	2,820	3,070
Net gain on sales of real estate	142,903	4,032	142,431	4,032

Total other income	142,903	4,973	145,251	7,102

Income before loss from unconsolidated joint venture and income tax expense	203,741	20,672	266,286	39,683

Loss from unconsolidated joint venture	(2,347)	—	(1,901)	—
Income tax expense	(605)	(136)	(1,115)	(356)

Net income	200,789	20,536	263,270	39,327

Net (income) loss attributable to noncontrolling interests	(2)	(16)	(12)	16

Net income attributable to Sabra Health Care REIT, Inc.	200,787	20,520	263,258	39,343

Preferred stock dividends	(7,207)	(2,560)	(9,768)	(5,121)

Net income attributable to common stockholders	$193,580	$17,960	$253,490	$34,222

Net income attributable to common stockholders, per:

Basic common share	$1.09	$0.27	$1.42	$0.52

Diluted common share	$1.08	$0.27	$1.42	$0.52

Weighted-average number of common shares outstanding, basic	178,314,750	65,438,739	178,304,733	65,396,146

Weighted-average number of common shares outstanding, diluted	178,684,024	65,670,853	178,600,789	65,694,019

Dividends declared per common share	$0.45	$0.43	$0.90	$0.85

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$200,789	$20,536	$263,270	$39,327
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	261	698	(113)	140
Unrealized gain on cash flow hedges	3,338	97	13,236	825

Total other comprehensive income	3,599	795	13,123	965

Comprehensive income	204,388	21,331	276,393	40,292

Comprehensive (income) loss attributable to noncontrolling interest	(2)	(16)	(12)	16

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$204,386	$21,315	$276,381	$40,308

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	39,343	—	39,343	(16)	39,327
Other comprehensive income	—	—	—	—	—	—	965	965	—	965
Amortization of stock-based compensation	—	—	—	—	4,848	—	—	4,848	—	4,848
Common stock issuance, net	—	—	139,820	1	(2,815)	—	—	(2,814)	—	(2,814)
Preferred dividends	—	—	—	—	—	(5,121)	—	(5,121)	—	(5,121)
Common dividends ($0.85 per share)	—	—	—	—	—	(56,099)	—	(56,099)	—	(56,099)
Balance, June 30, 2017	5,750,000	$58	65,425,434	$654	$1,210,895	$(214,078)	$(833)	$996,696	$19	$996,715

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	263,258	—	263,258	12	263,270
Other comprehensive income	—	—	—	—	—	—	12,328	12,328	—	12,328
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(72)	(72)
Amortization of stock-based compensation	—	—	—	—	4,434	—	—	4,434	—	4,434
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	27,747	—	(202)	—	—	(202)	—	(202)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($0.90 per share)	—	—	—	—	—	(161,065)	—	(161,065)	—	(161,065)
Balance, June 30, 2018	—	$—	178,283,590	$1,783	$3,502,954	$(125,606)	$24,412	$3,403,543	$4,382	$3,407,925

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$263,270	$39,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,833	36,357
Amortization of above and below market lease intangibles, net	(1,368)	—
Non-cash interest income adjustments	(1,174)	51
Non-cash interest expense	4,997	3,244
Stock-based compensation expense	3,839	4,319
Straight-line rental income adjustments	(23,752)	(9,578)
Provision for doubtful accounts and loan losses	539	2,305
Change in fair value of contingent consideration	—	(822)
Net gain on sales of real estate	(142,431)	(4,032)
Impairment of real estate	1,413	—
Loss from unconsolidated joint venture	1,901	—
Distributions of earnings from unconsolidated joint venture	3,610	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(2,130)	(15,575)
Accounts payable and accrued liabilities	8,006	(1,314)

Net cash provided by operating activities	211,553	54,282
Cash flows from investing activities:
Acquisition of real estate	(213,982)	(14,456)
Origination and fundings of loans receivable	(28,157)	(927)
Origination and fundings of preferred equity investments	(945)	(76)
Additions to real estate	(16,817)	(1,294)
Repayments of loans receivable	38,887	1,547
Repayments of preferred equity investments	375	2,766
Investment in unconsolidated joint venture	(354,461)	—
Net proceeds from the sales of real estate	278,201	6,099

Net cash used in investing activities	(296,899)	(6,341)
Cash flows from financing activities:
Net borrowings from revolving credit facility	35,000	6,000
Principal payments on secured debt	(2,128)	(2,049)
Payments of deferred financing costs	(12)	(124)
Distributions to noncontrolling interests	(72)	—
Preferred stock redemption	(143,750)	—
Issuance of common stock, net	(499)	(3,224)
Dividends paid on common and preferred stock	(164,736)	(60,691)

Net cash used in financing activities	(276,197)	(60,088)

Net decrease in cash, cash equivalents and restricted cash	(361,543)	(12,147)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(252)	130
Cash, cash equivalents and restricted cash, beginning of period	587,449	34,665

Cash, cash equivalents and restricted cash, end of period	$225,654	$22,648
Supplemental disclosure of cash flow information:
Interest paid	$67,793	$28,944
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
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
As of June 30, 2018, the Company determined it was the primary beneficiary of two variable interest entities—one exchange accommodation titleholder variable interest entity and a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of these entities in the accompanying condensed consolidated financial statements. As of June 30, 2018, the Company determined that operations of these entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2018, none of the Company’s investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2018, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated statements of income and condensed consolidated statements of cash flows.

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
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million, and the Company’s investment in the Enlivant Joint Venture implied an aggregate portfolio value of $1.49 billion. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). In addition, Sabra has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. As of June 30, 2018, the book value of the Company’s investment in the Enlivant Joint Venture was $349.0 million.
Net Investment in Direct Financing Lease
As of June 30, 2018, the Company had a $23.2 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the total undiscounted rental payments, plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at June 30, 2018, were as follows: $1.1 million for the remainder of 2018; $2.2 million for 2019; $2.3 million for 2020; and $2.1 million for 2021.
Recently Issued Accounting Standards Update
Adopted
Between May 2014 and February 2017, the FASB issued four Accounting Standards Updates (each, an “ASU”) changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. The Revenue ASUs became effective for the Company on January 1, 2018 with the Company electing to use the modified retrospective approach for its adoption. Further, the Company elected to reassess only contracts that were not completed as of the adoption date. The adoption of these ASUs did not have a material impact to beginning retained earnings as of January 1, 2018.

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

	Six Months Ended June 30, 2017
	As Reported	As Previously Reported
Net cash provided by operating activities	54,282	53,871
Net decrease in balance	(12,147)	(12,558)
Balance - beginning of the year	34,665	25,663
Balance - end of the year	22,648	13,235
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
Issued but Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes guidance related to accounting for leases. ASU 2016-02 updates guidance around the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of ASU 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, entities currently are required to adopt the new lease requirements using a modified retrospective transition method whereby an entity initially applies the new lease requirements (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements. Upon adoption of ASU 2016-02, the Company will recognize its operating leases for which it is the lessee, mainly corporate office leases and ground leases, on its consolidated balance sheets. Further, as a result of adoption, the Company may be required to increase its revenue and expense for the amount of real estate taxes and insurance paid by its tenants under certain leasing arrangements with no net impact to net income.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) that allows lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The practical expedient can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. Further, ASU 2018-11 also provides for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this practical expedient and apply the optional transition method for its operating leases for which the Company is the lessee, using the cumulative-effect adjustment to the opening balance sheet as of January 1, 2019. The Company is still evaluating the full impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.

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
The following table summarizes the purchase price allocation for the CCP Merger based on the Company’s valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed on August 17, 2017 (in thousands):

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

Recent Real Estate Acquisitions
During the six months ended June 30, 2018, the Company acquired 11 Senior Housing - Managed communities, five senior housing communities and two skilled nursing/transitional care facilities. During the six months ended June 30, 2017, the Company acquired one senior housing community. The consideration was allocated based on certain valuations and analyses. Certain valuations and analyses related to acquisitions during the six months ended June 30, 2018 have yet to be finalized, and accordingly, the allocations are subject to adjustment once the analyses are completed. Allocation of the consideration is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Land	$24,356	$1,034
Building and improvements	187,903	13,128
Tenant origination and absorption costs intangible assets	1,312	223
Tenant relationship intangible assets	412	71

Total consideration	$213,983	$14,456

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective dates of acquisition of 13 years and 22 years, respectively, for acquisitions completed during the six months ended June 30, 2018, and 15 years and 25 years, respectively, for the acquisition completed during the six months ended June 30, 2017.
For the three and six months ended June 30, 2018, the Company recognized $10.7 million and $20.4 million of total revenues, respectively, and $1.6 million and $2.5 million of net income attributable to common stockholders, respectively, from the facilities acquired during the six months ended June 30, 2018. For both the three and six months ended June 30, 2017, the Company recognized $0.1 million of total revenues and net income attributable to common stockholders from the facility acquired during the six months ended June 30, 2017.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	352	40,077	$4,242,748	$(223,777)	$4,018,971
Senior Housing - Leased	89	7,156	1,200,923	(113,020)	1,087,903
Senior Housing - Managed	24	1,712	308,221	(15,961)	292,260
Specialty Hospitals and Other	22	1,085	618,316	(24,109)	594,207
	487	50,030	6,370,208	(376,867)	5,993,341
Corporate Level			633	(292)	341
			$6,370,841	$(377,159)	$5,993,682

As of December 31, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	384	43,223	$4,364,387	$(209,039)	$4,155,348
Senior Housing - Leased	88	8,137	1,166,687	(102,370)	1,064,317
Senior Housing - Managed	13	1,113	189,120	(12,125)	176,995
Specialty Hospitals and Other	22	1,085	614,068	(16,620)	597,448
	507	53,558	6,334,262	(340,154)	5,994,108
Corporate Level			593	(269)	324
			$6,334,855	$(340,423)	$5,994,432

	June 30, 2018	December 31, 2017
Building and improvements	$5,489,087	$5,449,415
Furniture and equipment	236,838	232,889
Land improvements	1,971	3,456
Land	642,945	649,095
	6,370,841	6,334,855
Accumulated depreciation	(377,159)	(340,423)
	$5,993,682	$5,994,432
Operating Leases
As of June 30, 2018, the substantial majority of the Company’s real estate properties (excluding 24 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of June 30, 2018, the leases had a weighted-average remaining term of nine years. The leases include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $17.9 million and $20.3 million as of June 30, 2018 and December 31, 2017, respectively, and letters of credit deposited with the Company totaled approximately $90 million and $96 million as of June 30, 2018 and December 31, 2017, respectively. In addition, our tenants have deposited with the Company $28.0 million and $28.3 million as of June 30, 2018 and December 31, 2017, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
As of June 30, 2018, the Company had a $1.1 million reserve for unpaid cash rental income and a $3.2 million reserve associated with accumulated straight-line rental income. As of December 31, 2017, the Company had a $3.2 million reserve for unpaid cash rental income and a $12.4 million reserve associated with accumulated straight-line rental income.
The Company has entered into memoranda of understanding with Genesis to market for sale up to all of its remaining Genesis facilities and to restructure its lease agreements with Genesis to increase the marketability of these facilities to potential buyers. Effective January 1, 2018, the annual base rent payable under the Genesis leases was reduced by $19.0 million pursuant to a lease restructuring agreement. During the six months ended June 30, 2018, the Company completed the sale of 27 facilities leased to Genesis and expects to complete the sale of 19 of its remaining 27 Genesis facilities during the remainder of 2018 and to retain eight facilities, although it cannot provide assurance that the sales will be completed in that timeframe, if at all.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. As formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenant’s ability to pay their rent obligations to the Company) is the tenant’s lease coverage ratio or the parent’s fixed charge coverage ratio for those entities with a parent guarantee. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the lease level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry’s operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenant’s ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.
For both the three and six months ended June 30, 2018, no tenant relationship represented 10% or more of the Company’s total revenues.
As of June 30, 2018, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows (in thousands):

July 1 through December 31, 2018	$260,307
2019	529,844
2020	522,304
2021	520,553
2022	512,680
Thereafter	3,083,776
$5,429,464

5.    ASSET HELD FOR SALE AND DISPOSITIONS
Asset Held for Sale
As of June 30, 2018, the Company determined that one skilled nursing/transitional care facility, with a net book value of $6.0 million, met the criteria to be classified as held for sale. The net book value is included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. The facility was sold on July 2, 2018 for a gross sales price of $7.0 million.
2018 Dispositions
During the six months ended June 30, 2018, the Company completed the sale of 33 skilled nursing/transitional care facilities and four senior housing communities for aggregate consideration, net of closing costs, of $278.3 million. The net carrying value of the assets and liabilities of these facilities was $135.8 million, which resulted in an aggregate $142.5 million net gain on sale. The Company also recognized $0.1 million of additional selling expenses for sales completed in 2017.
During the six months ended June 30, 2018, the Company recognized a $1.4 million real estate impairment, of which $0.5 million related to one senior housing community sold during the period.
Excluding the net gain on sale and real estate impairment, the Company recognized $11.6 million and $15.4 million of net income during the six months ended June 30, 2018 and 2017, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2017 Disposition
During the six months ended June 30, 2017, the Company completed the sale of one skilled nursing/transitional care facility for consideration, net of closing costs, of $6.1 million. The net carrying value of the assets and liabilities of this facility was $2.1 million, which resulted in a $4.0 million net gain on sale.
Excluding the net gain on sale, the Company recognized $0.1 million of net income during the six months ended June 30, 2017 from this facility. The sale of this facility does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to this facility have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2018 and December 31, 2017, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						June 30, 2018
Investment	Quantity as of June 30, 2018	Property Type	Principal Balance as of June 30, 2018 (1)	Book Value as of June 30, 2018	Book Value as of December 31, 2017	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2018
Loans Receivable:
Mortgage	1	Specialty Hospital	$15,332	$15,332	$12,351	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	3,989	4,055	2,733	8.0%	7.8%	04/30/21- 09/30/22
Mezzanine	1	Skilled Nursing	25,000	2,301	10,239	10.0%	41.9%	05/25/20
Pre-development	1	Senior Housing	2,357	2,357	2,357	9.0%	8.4%	04/01/20
Other	17	Multiple	34,009	32,191	38,324	8.5%	9.7%	12/31/17- 04/30/27

	22		80,687	56,236	66,004	9.3%	10.9%

Loan loss reserve			—	(356)	(97)

			$80,687	$55,880	$65,907
Other Investments:
Preferred Equity	13	Skilled Nursing / Senior Housing	50,856	51,348	48,483	12.6%	12.6%	N/A

Total	35		$131,543	$107,228	$114,390	10.6%	11.7%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
In connection with the CCP Merger, the Company acquired 18 loans receivable investments with a principal balance of $83.3 million and fair value of $58.2 million as of August 17, 2017.
Of the loans acquired in connection with the CCP Merger, eight loans receivable investments with a principal balance of $36.3 million were considered to have deteriorated credit quality, and based on the collateral or expected cash flows, the fair value was determined to be $11.3 million and the accretable yield was $3.5 million as of August 17, 2017. During the six months ended June 30, 2018, one loan with deteriorated credit quality was repaid in full. As of June 30, 2018 and December 31, 2017, the book value of these loans was $4.8 million and $10.0 million, respectively.
The following table presents changes in the accretable yield for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018
Accretable yield, beginning of period	$1,883	$2,483
Accretion recognized in earnings	(1,529)	(2,129)
Net reclassification from nonaccretable difference	727	727
Accretable yield, end of period	$1,081	$1,081

During the three and six months ended June 30, 2018, the Company recorded no provision for specific loan losses and increased its portfolio-based loan loss reserve by $0.2 million and $0.3 million, respectively.
As of June 30, 2018, the Company had no specific loan loss reserve, and the portfolio-based loan loss reserve was $0.4 million. As of June 30, 2018, the Company did not consider any loans receivable investments to be impaired, and one loan receivable with a book value of $0 and three preferred equity investments totaling $14.5 million were on nonaccrual status. Additionally, as of June 30, 2018, the Company recognized interest income related to four loans receivable, with an aggregate book value of $10.6 million, that were more than 90 days past due.

As of December 31, 2017, the Company had no specific loan loss reserve, and the portfolio-based loan loss reserve was $0.1 million. As of December 31, 2017, the Company did not consider any loans receivable investments to be impaired, and one loan receivable with a book value of $0 was on nonaccrual status.
During the three and six months ended June 30, 2017, the Company recorded a provision for specific loan losses of $0.3 million and $1.8 million, respectively, related to five loans receivable investments, two of which were written-off during the three months ended June 30, 2017, and reduced its portfolio-based loan loss reserve by $0.1 million and $0.2 million, respectively.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at June 30, 2018 (2)	Maturity Date
Fixed Rate	$157,781	$160,702	3.87%	December 2021 - August 2051
Variable Rate	98,500	98,500	3.89%	July 2019
	$256,281	$259,202	3.88%

(1)	Principal balance does not include deferred financing costs, net of $2.7 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
On August 17, 2017, in connection with the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed a $98.5 million variable rate secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2018 (1)	December 31, 2017 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,300,000	$1,300,000

(1)
Principal balance does not include premium, net of $15.2 million and deferred financing costs, net of $8.4 million as of June 30, 2018 and does not include premium, net of $15.9 million and deferred financing costs, net of $9.6 million as of December 31, 2017.

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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2018, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Facility
Effective on August 17, 2017, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the prior credit facility entered into by the Borrowers in January 2016 (the “Prior Credit Facility”). The Company recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Facility.
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
As of June 30, 2018, there was $676.0 million outstanding under the Revolving Credit Facility and $324.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of June 30, 2018, the interest rate on the Revolving Credit Facility was 3.34%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.90% to 1.90% per annum for LIBOR based borrowings and 0.00% to 0.90% per annum for borrowings at the Base Rate. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that will range from 0.90% to 1.90% depending on the Debt Ratings.
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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2018, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three and six months ended June 30, 2018, the Company incurred interest expense of $36.8 million and $72.6 million, respectively, and $15.9 million and $31.7 million during the three and six months ended June 30, 2017, respectively. Interest expense includes non-cash interest expense of $2.5 million and $5.0 million for the three and six months ended June 30, 2018, respectively, and $1.7 million and $3.2 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had $24.5 million and $24.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2018 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1 through December 31, 2018	$2,156	$—	$—	$—	$2,156
2019	102,920	—	—	—	102,920
2020	4,568	—	200,000	—	204,568
2021	19,757	676,000	—	500,000	1,195,757
2022	4,285	—	995,163	—	999,448
Thereafter	122,595	—	—	800,000	922,595
Total Debt	256,281	676,000	1,195,163	1,300,000	3,427,444
Premium, net	—	—	—	15,216	15,216
Deferred financing costs, net	(2,714)	—	(7,765)	(8,374)	(18,853)
Total Debt, Net	$253,567	$676,000	$1,187,398	$1,306,842	$3,423,807

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Approximately $6.6 million of gains, which are included in accumulated other comprehensive income, as of June 30, 2018, are expected to be reclassified into earnings in the next 12 months.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivatives instruments as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$845,000	$845,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2018 and December 31, 2017 (dollars in thousands):

		Count as of June 30, 2018	Fair Value		Maturity Dates
Type	Designation		June 30, 2018	December 31, 2017		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	12	$35,719	$25,221	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,146	674	2025	Accounts receivable, prepaid expenses and other assets, net
			$37,865	$25,895

Liabilities:
CAD term loan	Net investment	1	95,163	99,588	2022	Term loans, net
			$95,163	$99,588

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Income Statement Location

Cash Flow Hedges:
Interest rate products	$4,009	$(136)	$13,132	$125	Interest expense
Net Investment Hedges:
Foreign currency products	898	(242)	1,505	(1,159)	N/A
CAD term loan	1,750	(2,513)	4,425	(3,288)	N/A

	$6,657	$(2,891)	$19,062	$(4,322)

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Income Statement Location

Cash Flow Hedges:
Interest rate products	$633	$(399)	$583	$(869)	Interest expense
Net Investment Hedges:
Foreign currency products	—	—	—	—	N/A
CAD term loan	—	—	—	—	N/A

	$633	$(399)	$583	$(869)

The gain (loss) in the table above related to interest rate products, was reclassified from accumulated other comprehensive income into interest expense. Interest expense totaled $36.8 million and $72.6 million for the three and six months ended June 30, 2018, respectively, and $15.9 million and $31.7 million for the three and six months ended June 30, 2017, respectively.
During the three and six months ended June 30, 2018, no cash flow hedges were determined to be ineffective. During the three and six months ended June 30, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $14,000 and $0.1 million, respectively, of unrealized losses related to its interest rate swaps to other income in the condensed consolidated statements of income.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$37,865	$—	$37,865	$—	$—	$37,865
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2017
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$25,895	$—	$25,895	$—	$—	$25,895
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.
As of June 30, 2018, the Company had no derivatives with a fair value in a net liability position.

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2018			December 31, 2017
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$80,687	$55,880	$58,656	$91,280	$65,907	$65,892
Preferred equity investments	50,856	51,348	50,787	48,035	48,483	47,064
Financial liabilities:
Senior Notes	1,300,000	1,306,842	1,292,347	1,300,000	1,306,286	1,329,191
Secured indebtedness	256,281	253,567	236,862	259,202	256,430	246,461

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of June 30, 2018 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$58,656	$—	$—	$58,656
Preferred equity investments	50,787	—	—	50,787
Financial liabilities:
Senior Notes	1,292,347	—	1,292,347	—
Secured indebtedness	236,862	—	—	236,862
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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2018, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swap	$35,719	$—	$35,719	$—
Cross currency swap	2,146	—	2,146	—

10.    EQUITY
Preferred Stock
On March 21, 2013, the Company completed an underwritten public offering of 5,750,000 shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share, pursuant to an effective registration statement. The Company received net proceeds of $138.3 million from the offering, after deducting underwriting discounts and other offering expenses. The Company classified the par value as preferred equity on its condensed consolidated balance sheets with the balance of the liquidation preference, net of any issuance costs, recorded as an increase in paid-in capital.
The Company redeemed all 5,750,000 shares of its Series A Preferred Stock on June 1, 2018 (the “Redemption Date”) for $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125. As a result of the redemption, the Company incurred a charge of $5.5 million related to the original issuance costs of the Series A Preferred Stock. The charge is presented as an additional preferred stock dividend in the Company’s condensed consolidated statements of income.
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
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2018:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 5, 2018	February 15, 2018	$0.45	February 28, 2018
May 9, 2018	May 21, 2018	$0.45	May 31, 2018
During the six months ended June 30, 2018, the Company issued 27,747 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2018 and 2017, the Company incurred $0.2 million and $2.6 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income

The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	June 30, 2018	December 31, 2017
Foreign currency translation loss	$(3,026)	$(2,913)
Unrealized gains on cash flow hedges	27,438	14,202

Total accumulated other comprehensive income	$24,412	$11,289

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income attributable to common stockholders	$193,580	$17,960	$253,490	$34,222

Denominator
Basic weighted average common shares and common equivalents	178,314,750	65,438,739	178,304,733	65,396,146
Dilutive restricted stock units	369,274	232,114	296,056	297,873

Diluted weighted average common shares	178,684,024	65,670,853	178,600,789	65,694,019

Net income attributable to common stockholders, per:

Basic common share	$1.09	$0.27	$1.42	$0.52

Diluted common share	$1.08	$0.27	$1.42	$0.52

During the three and six months ended June 30, 2018, approximately 35,300 and 46,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2017, approximately 15,900 and 19,300 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were considered anti-dilutive during the three and six months ended June 30, 2018, and no stock options were outstanding during the three and six months ended June 30, 2017.

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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$341	$—	$—	$1,666,116	$4,327,225	$—	$5,993,682
Loans receivable and other investments, net	(356)	—	—	52,315	55,269	—	107,228
Investment in unconsolidated joint venture	—	—	—	—	348,950	—	348,950
Cash and cash equivalents	31,269	—	—	1,405	6,135	—	38,809
Restricted cash	—	—	—	174,913	11,932	—	186,845
Lease intangible assets, net	—	—	—	16,815	139,451	—	156,266
Accounts receivable, prepaid expenses and other assets, net	(536)	46,700	—	84,809	73,017	(7,626)	196,364
Intercompany	2,186,044	2,727,032	—	—	—	(4,913,076)	—
Investment in subsidiaries	1,209,953	1,538,155	—	15,830	—	(2,763,938)	—
Total assets	$3,426,715	$4,311,887	$—	$2,012,203	$4,961,979	$(7,684,640)	$7,028,144

Liabilities
Secured debt, net	$—	$—	$—	$—	$253,567	$—	$253,567
Revolving credit facility	—	676,000	—	—	—	—	676,000
Term loans, net	—	1,093,314	—	94,084	—	—	1,187,398
Senior unsecured notes, net	—	1,306,842	—	—	—	—	1,306,842
Accounts payable and accrued liabilities	23,172	25,778	—	3,576	60,439	(7,626)	105,339
Lease intangible liabilities, net	—	—	—	—	91,073	—	91,073
Intercompany	—	—	—	636,037	4,277,039	(4,913,076)	—
Total liabilities	23,172	3,101,934	—	733,697	4,682,118	(4,920,702)	3,620,219

Total Sabra Health Care REIT, Inc. stockholders' equity	3,403,543	1,209,953	—	1,278,506	275,479	(2,763,938)	3,403,543
Noncontrolling interests	—	—	—	—	4,382	—	4,382
Total equity	3,403,543	1,209,953	—	1,278,506	279,861	(2,763,938)	3,407,925
Total liabilities and equity	$3,426,715	$4,311,887	$—	$2,012,203	$4,961,979	$(7,684,640)	$7,028,144

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$44,560	$103,989	$(4,320)	$144,229
Interest and other income	40	96	—	1,198	3,315	(96)	4,553
Resident fees and services	—	—	—	—	17,530	—	17,530
Total revenues	40	96	—	45,758	124,834	(4,416)	166,312
Expenses:
Depreciation and amortization	222	—	—	14,146	32,460	—	46,828
Interest	—	33,415	—	810	2,628	(96)	36,757
Operating expenses	—	—	—	—	16,619	(4,320)	12,299
General and administrative	8,009	14	—	379	869	—	9,271
Merger and acquisition costs	112	—	—	—	—	—	112
Provision for (recovery of) doubtful accounts and loan losses	311	—	—	(985)	—	—	(674)
Impairment of real estate	—	—	—	881	—	—	881
Total expenses	8,654	33,429	—	15,231	52,576	(4,416)	105,474
Other income:
Other income (expense)	—	32	—	(32)	—	—	—
Net gain on sales of real estate	—	—	—	141,918	985	—	142,903
Total other income	—	32	—	141,886	985	—	142,903
Income in subsidiary	209,456	242,758	—	1,871	—	(454,085)	—
Income before loss from unconsolidated joint venture and income tax expense	200,842	209,457	—	174,284	73,243	(454,085)	203,741
Loss from unconsolidated joint venture	—	—	—	—	(2,347)	—	(2,347)
Income tax expense	(55)	(1)	—	(489)	(60)	—	(605)
Net income	200,787	209,456	—	173,795	70,836	(454,085)	200,789
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Sabra Health Care REIT, Inc.	200,787	209,456	—	173,795	70,834	(454,085)	200,787
Preferred stock dividends	(7,207)	—	—	—	—	—	(7,207)
Net income attributable to common stockholders	$193,580	$209,456	$—	$173,795	$70,834	$(454,085)	$193,580

Net income attributable to common stockholders, per:
Basic common share							$1.09
Diluted common share							$1.08
Weighted-average number of common shares outstanding, basic							178,314,750
Weighted-average number of common shares outstanding, diluted							178,684,024

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$52,442	$4,656	$(1,194)	$55,904
Interest and other income	6	—	—	2,039	—	(18)	2,027
Resident fees and services	—	—	—	—	6,805	—	6,805
Total revenues	6	—	—	54,481	11,461	(1,212)	64,736
Expenses:
Depreciation and amortization	216	—	—	15,425	1,579	—	17,220
Interest	—	13,516	—	715	1,631	—	15,862
Operating expenses	—	—	—	—	5,619	(1,212)	4,407
General and administrative	4,063	17	—	991	55	—	5,126
Merger and acquisition costs	5,883	—	—	4	—	—	5,887
Provision for doubtful accounts and loan losses	227	—	—	308	—	—	535
Total expenses	10,389	13,533	—	17,443	8,884	(1,212)	49,037
Other income (expense):
Other income (expense)	916	703	—	(665)	(13)	—	941
Net gain on sales of real estate	—	—	—	4,026	6	—	4,032
Total other income (expense)	916	703	—	3,361	(7)	—	4,973
Income in subsidiary	29,894	42,724	—	1,785	—	(74,403)	—
Income before income tax benefit (expense)	20,427	29,894	—	42,184	2,570	(74,403)	20,672
Income tax benefit (expense)	93	—	—	(227)	(2)	—	(136)
Net income	20,520	29,894	—	41,957	2,568	(74,403)	20,536
Net income attributable to noncontrolling interests	—	—	—	—	(16)	—	(16)
Net income attributable to Sabra Health Care REIT, Inc.	20,520	29,894	—	41,957	2,552	(74,403)	20,520
Preferred stock dividends	(2,560)	—	—	—	—	—	(2,560)
Net income attributable to common stockholders	$17,960	$29,894	$—	$41,957	$2,552	$(74,403)	$17,960

Net income attributable to common stockholders, per:
Basic common share							$0.27
Diluted common share							$0.27
Weighted-average number of common shares outstanding, basic							65,438,739
Weighted-average number of common shares outstanding, diluted							65,670,853

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$90,024	$207,013	$(8,553)	$288,484
Interest and other income	50	208	—	2,465	6,376	(208)	8,891
Resident fees and services	—	—	—	—	35,023	—	35,023
Total revenues	50	208	—	92,489	248,412	(8,761)	332,398
Expenses:
Depreciation and amortization	443	—	—	29,076	65,314	—	94,833
Interest	—	65,980	—	1,601	5,202	(208)	72,575
Operating expenses	—	—	—	—	32,976	(8,553)	24,423
General and administrative	13,831	29	—	810	2,468	—	17,138
Merger and acquisition costs	448	—	—	—	(6)	—	442
Provision for (recovery of) doubtful accounts and loan losses	2,492	—	—	(1,956)	3	—	539
Impairment of real estate	—	—	—	1,413	—	—	1,413
Total expenses	17,214	66,009	—	30,944	105,957	(8,761)	211,363
Other income:
Other income	1,977	233	—	378	232	—	2,820
Net gain on sales of real estate	—	—	—	141,862	569	—	142,431
Total other income	1,977	233	—	142,240	801	—	145,251
Income in subsidiary	278,798	344,367	—	3,725	—	(626,890)	—
Income before loss from unconsolidated joint venture and income tax expense	263,611	278,799	—	207,510	143,256	(626,890)	266,286
Loss from unconsolidated joint venture	—	—	—	—	(1,901)	—	(1,901)
Income tax expense	(353)	(1)	—	(542)	(219)	—	(1,115)
Net income	263,258	278,798	—	206,968	141,136	(626,890)	263,270
Net income attributable to noncontrolling interests	—	—	—	—	(12)	—	(12)
Net income attributable to Sabra Health Care REIT, Inc.	263,258	278,798	—	206,968	141,124	(626,890)	263,258
Preferred stock dividends	(9,768)	—	—	—	—	—	(9,768)
Net income attributable to common stockholders	$253,490	$278,798	$—	$206,968	$141,124	$(626,890)	$253,490
Net income attributable to common stockholders, per:
Basic common share							$1.42
Diluted common share							$1.42
Weighted-average number of common shares outstanding, basic							178,304,733
Weighted-average number of common shares outstanding, diluted							178,600,789

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$105,481	$9,625	$(1,978)	$113,128
Interest and other income	13	—	—	3,977	—	(18)	3,972
Resident fees and services	—	—	—	—	10,286	—	10,286
Total revenues	13	—	—	109,458	19,911	(1,996)	127,386
Expenses:
Depreciation and amortization	432	—	—	32,381	3,544	—	36,357
Interest	—	26,924	—	1,445	3,281	—	31,650
Operating expenses	—	—	—	—	8,823	(1,996)	6,827
General and administrative	9,322	31	—	1,758	104	—	11,215
Merger and acquisition costs	6,417	—	—	34	—	—	6,451
Provision for doubtful accounts and loan losses	82	—	—	2,223	—	—	2,305
Total expenses	16,253	26,955	—	37,841	15,752	(1,996)	94,805
Other income:
Other income	2,283	737	—	50	—	—	3,070
Net gain on sales of real estate	—	—	—	4,026	6	—	4,032
Total other income	2,283	737	—	4,076	6	—	7,102
Income in subsidiary	53,331	79,550	—	3,564	—	(136,445)	—
Income before income tax expense	39,374	53,332	—	79,257	4,165	(136,445)	39,683
Income tax expense	(31)	(1)	—	(227)	(97)	—	(356)
Net income	39,343	53,331	—	79,030	4,068	(136,445)	39,327
Net loss attributable to noncontrolling interests	—	—	—	—	16	—	16
Net income attributable to Sabra Health Care REIT, Inc.	39,343	53,331	—	79,030	4,084	(136,445)	39,343
Preferred stock dividends	(5,121)	—	—	—	—	—	(5,121)
Net income attributable to common stockholders	$34,222	$53,331	$—	$79,030	$4,084	$(136,445)	$34,222
Net income attributable to common stockholders, per:
Basic common share							$0.52
Diluted common share							$0.52
Weighted-average number of common shares outstanding, basic							65,396,146
Weighted-average number of common shares outstanding, diluted							65,694,019

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$200,787	$209,456	$—	$173,795	$70,836	$(454,085)	$200,789
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,064	—	(608)	(195)	—	261
Unrealized gain on cash flow hedges	—	3,335	—	3	—	—	3,338
Total other comprehensive income (loss)	—	4,399	—	(605)	(195)	—	3,599
Comprehensive income	200,787	213,855	—	173,190	70,641	(454,085)	204,388
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$200,787	$213,855	$—	$173,190	$70,639	$(454,085)	$204,386

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$20,520	$29,894	$—	$41,957	$2,568	$(74,403)	$20,536
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(415)	—	833	280	—	698
Unrealized gain (loss) on cash flow hedges	—	285	—	(188)	—	—	97
Total other comprehensive (loss) income	—	(130)	—	645	280	—	795
Comprehensive income	20,520	29,764	—	42,602	2,848	(74,403)	21,331
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(16)	—	(16)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$20,520	$29,764	$—	$42,602	$2,832	$(74,403)	$21,315

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$263,258	$278,798	$—	$206,968	$141,136	$(626,890)	$263,270
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,905	—	(1,536)	(482)	—	(113)
Unrealized gain (loss) on cash flow hedges	—	13,238	—	(2)	—	—	13,236
Total other comprehensive income (loss)	—	15,143	—	(1,538)	(482)	—	13,123
Comprehensive income	263,258	293,941	—	205,430	140,654	(626,890)	276,393
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(12)	—	(12)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$263,258	$293,941	$—	$205,430	$140,642	$(626,890)	$276,381

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$39,343	$53,331	$—	$79,030	$4,068	$(136,445)	$39,327
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(1,367)	—	1,131	376	—	140
Unrealized gain (loss) on cash flow hedges	—	1,013	—	(188)	—	—	825
Total other comprehensive (loss) income	—	(354)	—	943	376	—	965
Comprehensive income	39,343	52,977	—	79,973	4,444	(136,445)	40,292
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	16	—	16
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$39,343	$52,977	$—	$79,973	$4,460	$(136,445)	$40,308

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$204,440	$—	$—	$1,041	$6,072	$—	$211,553
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(29,711)	(184,271)	—	(213,982)
Origination and fundings of loans receivable	—	—	—	(1,973)	(26,184)	—	(28,157)
Origination and fundings of preferred equity investments	—	—	—	(945)	—	—	(945)
Additions to real estate	(40)	—	—	(4,660)	(12,117)	—	(16,817)
Repayments of loans receivable	—	—	—	6,577	32,310	—	38,887
Repayments of preferred equity investments	—	—	—	375	—	—	375
Investment in unconsolidated JV	—	—	—	—	(354,461)	—	(354,461)
Net proceeds from the sales of real estate	—	—	—	232,059	46,142	—	278,201
Distribution from subsidiaries	2,669	2,669	—	—	—	(5,338)	—
Intercompany financing	(378,485)	(413,473)	—	—	—	791,958	—
Net cash (used in) provided by investing activities	(375,856)	(410,804)	—	201,722	(498,581)	786,620	(296,899)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	35,000	—	—	—	—	35,000
Principal payments on secured debt	—	—	—	—	(2,128)	—	(2,128)
Payments of deferred financing costs	—	(12)	—	—	—	—	(12)
Distributions to noncontrolling interest	—	—	—	—	(72)	—	(72)
Preferred stock redemption	(143,750)	—	—	—	—	—	(143,750)
Issuance of common stock, net	(499)	—	—	—	—	—	(499)
Dividends paid on common and preferred stock	(164,736)	—	—	—	—	—	(164,736)
Distribution to parent	—	(2,669)	—	—	(2,669)	5,338	—
Intercompany financing	—	378,485	—	(63,658)	477,131	(791,958)	—
Net cash (used in) provided by financing activities	(308,985)	410,804	—	(63,658)	472,262	(786,620)	(276,197)
Net (decrease) increase in cash, cash equivalents and restricted cash	(480,401)	—	—	139,105	(20,247)	—	(361,543)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(146)	(106)	—	(252)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	37,359	38,420	—	587,449
Cash, cash equivalents and restricted cash, end of period	$31,269	$—	$—	$176,318	$18,067	$—	$225,654

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by (used in) operating activities	$49,670	$—	$—	$(1,693)	$6,305	$—	$54,282
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(14,456)	—	—	(14,456)
Origination and fundings of loans receivable	—	—	—	(927)	—	—	(927)
Origination and fundings of preferred equity investments	—	—	—	(76)	—	—	(76)
Additions to real estate	(12)	—	—	(1,106)	(176)	—	(1,294)
Repayments of loans receivable	—	—	—	1,547	—	—	1,547
Repayments of preferred equity investments	—	—	—	2,766	—	—	2,766
Net proceeds from the sale of real estate	—	—	—	6,099	—	—	6,099
Distribution from subsidiaries	2,474	2,474	—	—	—	(4,948)	—
Intercompany financing	(1,667)	(7,543)	—	—	—	9,210	—
Net cash provided by (used in) investing activities	795	(5,069)	—	(6,153)	(176)	4,262	(6,341)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	6,000	—	—	—	—	6,000
Principal payments on secured debt	—	—	—	—	(2,049)	—	(2,049)
Payments of deferred financing costs	—	(124)	—	—	—	—	(124)
Issuance of common stock, net	(3,224)	—	—	—	—	—	(3,224)
Dividends paid on common and preferred stock	(60,691)	—	—	—	—	—	(60,691)
Distribution to parent	—	(2,474)	—	—	(2,474)	4,948	—
Intercompany financing	—	1,667	—	7,543	—	(9,210)	—
Net cash (used in) provided by financing activities	(63,915)	5,069	—	7,543	(4,523)	(4,262)	(60,088)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,450)	—	—	(303)	1,606	—	(12,147)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	69	61	—	130
Cash, cash equivalents and restricted cash, beginning of period	18,168	—	—	2,732	13,765	—	34,665
Cash, cash equivalents and restricted cash, end of period	$4,718	$—	$—	$2,498	$15,432	$—	$22,648

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2018, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 8, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on August 31, 2018 to common stockholders of record as of the close of business on August 18, 2018.

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
In 2017 and the first half of 2018, we completed a series of transactions—including the CCP Merger (as defined below), sales of facilities leased to Genesis, investment in the Enlivant Joint Venture (as defined below) and entry into our new Credit Facility (as defined below), each of which are discussed below—that have significantly enhanced our scale and increased our diversification. Following these transactions, we expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and facility type through select asset sales and other arrangements with Genesis and other tenants. During the six months ended June 30, 2018, we completed the sale of 37 facilities, including 27 facilities leased to Genesis, and expect to complete the sales of 19 of our remaining 27 Genesis facilities during the remainder of 2018 and to retain eight facilities, although we cannot provide assurance that the sales will be completed in that timeframe, if at all.
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

Acquisitions
During the six months ended June 30, 2018, we acquired 11 Senior Housing - Managed communities managed by Enlivant, five senior housing communities and two skilled nursing/transitional care facilities for an aggregate $214.0 million. See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the six months ended June 30, 2018, we completed the sale of 33 skilled nursing/transitional care facilities and four senior housing communities for aggregate consideration, net of closing costs, of $278.3 million. The net carrying value of the assets and liabilities of these facilities was $135.8 million, which resulted in an aggregate $142.5 million net gain on sale.
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
Preferred Stock Redemption
On June 1, 2018 (the “Redemption Date”), we redeemed all 5,750,000 outstanding shares of our Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2017 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2018.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2018, our investment portfolio included 487 real estate properties held for investment, one asset held for sale, one investment in a direct financing lease, 22 investments in loans receivable, 13 preferred equity investments and one investment in an unconsolidated joint venture. As of June 30, 2017, our investment portfolio included 183 real estate properties held for investment, eight investments in loans receivable and 12 preferred equity investments. In general, we expect that our income and expenses related to our portfolio will increase in future periods in comparison to the corresponding prior periods as a result of owning acquired investments for an entire period, the anticipated future acquisition of additional investments and completion of the CCP Merger. The results of operations presented are not directly comparable due to ongoing acquisition activity.
Comparison of results of operations for the three months ended June 30, 2018 versus the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2018	2017
Revenues:
Rental income	$144,229	$55,904	$88,325	158%	$93,752	$(5,427)
Interest and other income	4,553	2,027	2,526	125%	2,686	(160)
Resident fees and services	17,530	6,805	10,725	158%	10,089	636
Expenses:
Depreciation and amortization	46,828	17,220	29,608	172%	29,636	(28)
Interest	36,757	15,862	20,895	132%	16,948	3,947
Operating expenses	12,299	4,407	7,892	179%	7,458	434
General and administrative	9,271	5,126	4,145	81%	302	3,843
Merger and acquisition costs	112	5,887	(5,775)	(98)%	(5,775)	—
(Recovery of) provision for doubtful accounts and loan losses	(674)	535	(1,209)	(226)%	—	(1,209)
Impairment of real estate	881	—	881	NM	—	881
Other income:
Other income	—	941	(941)	(100)%	—	(941)
Net gain on sales of real estate	142,903	4,032	138,871	3,444%	138,871	—
Loss from unconsolidated joint venture	(2,347)	—	(2,347)	NM	(2,347)	—
Income tax expense	(605)	(136)	(469)	345%	—	(469)

(1)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a result of the CCP Merger and investments/dispositions made after April 1, 2017.

(2)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 that is not a direct result of the CCP Merger and investments/dispositions made after April 1, 2017.

Rental Income
During the three months ended June 30, 2018, we recognized $144.2 million of rental income compared to $55.9 million for the three months ended June 30, 2017. The $88.3 million increase in rental income is primarily due to an increase of $86.4 million from properties acquired in the CCP Merger and an increase of $11.2 million from other properties acquired after April 1, 2017, partially offset by a decrease of $3.9 million from properties disposed of after April 1, 2017, a $4.8 million decrease due to the Genesis lease restructuring agreement which reduced the annual base rent payable under the Genesis leases by $19.0 million and a $1.5 million decrease due to five skilled nursing/transitional care facilities transitioned to a new operator. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2018 and 2017.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended June 30, 2018, we recognized $4.6 million of interest and other income compared to $2.0 million for the three months ended June 30, 2017. The increase of $2.5 million is primarily due to an increase of $2.5 million primarily related to interest income from loans receivable investments and income from a direct financing lease, partially offset by a $0.7 million decrease from investments that were disposed after April 1, 2017. Included in interest income is $0.9 million from a legacy CCP loan receivable that was fully repaid in June 2018, which represents the difference between the outstanding principal balance repaid and its discounted book value.

Resident Fees and Services
During the three months ended June 30, 2018, we recognized $17.5 million of resident fees and services compared to $6.8 million for the three months ended June 30, 2017. The $10.7 million increase is primarily due to a $10.1 million increase related to 13 properties acquired after April 1, 2017 and a $0.2 million increase due to one senior housing community that was transitioned to Senior Housing - Managed communities in May 2017.
Depreciation and Amortization
During the three months ended June 30, 2018, we incurred $46.8 million of depreciation and amortization expense compared to $17.2 million for the three months ended June 30, 2017. The $29.6 million net increase in depreciation and amortization expense is primarily due to an increase of $26.4 million related to the properties acquired in the CCP Merger and an increase of $4.6 million from other properties acquired after April 1, 2017, partially offset by a decrease of $1.4 million from properties disposed of after April 1, 2017.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2018, we incurred $36.8 million of interest expense compared to $15.9 million for the three months ended June 30, 2017. The $20.9 million net increase is primarily related to (i) a $7.4 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information), (ii) a $6.4 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $5.6 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility, (iv) a $0.9 million increase primarily related to the $98.5 million secured term loan assumed in the CCP Merger and (v) a $0.6 million increase of non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the three months ended June 30, 2018, we recognized $12.3 million of operating expenses compared to $4.4 million for the three months ended June 30, 2017. The $7.9 million increase is primarily due to a $7.5 million increase related to 13 properties acquired after April 1, 2017 and a $0.1 million increase due to one senior housing community that was transitioned to Senior Housing - Managed communities in May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with asset management. During the three months ended June 30, 2018, general and administrative expenses were $9.3 million compared to $5.1 million during the three months ended June 30, 2017. The $4.1 million increase is primarily related to (i) a $1.0 million increase in stock-based compensation expense, (ii) a $0.7 million increase in payroll expenses related to the increased number of employees, (iii) $0.6 million of expenses related to the previously anticipated refinancing of the Senior Notes (as defined below), (iv) a $0.5 million increase in legal, professional and insurance fees primarily due to the management of the increased number of investments, (v) $0.3 million in legal fees related to the recovery of previously reserved cash rental income and (vi) $0.3 million of transition expenses for the CCP Merger primarily consisting of salaries, severance benefits and office expenses. The increase in stock-based compensation expense, from $1.7 million during the three months ended June 30, 2017 to $2.7 million during the three months ended June 30, 2018, is primarily due to the increased number of employees and the change in our stock price during the three months ended June 30, 2018 (an increase of $4.08 per share) compared to the three months ended June 30, 2017 (a decrease of $3.83 per share). We issue stock to employees who elected to receive annual bonuses in stock rather than in cash and therefore changes in our stock price will result in changes to our bonus expense.
Merger and Acquisition Costs
During the three months ended June 30, 2018, we incurred $0.1 million of merger and acquisition costs compared to $5.9 million for the three months ended June 30, 2017. The costs incurred in both periods were primarily related to the CCP Merger.
(Recovery of) Provision for Doubtful Accounts and Loan Losses
During the three months ended June 30, 2018, we recognized a $0.7 million net recovery of doubtful accounts and loan losses, which is comprised of a $1.0 million recovery of previously reserved cash rental income, offset by a $0.1 million increase in reserves on straight-line rental income and a $0.2 million increase in loan loss reserves. During the three months ended June 30, 2017, we recognized a $0.5 million provision for doubtful accounts and loan losses, which is primarily comprised of a $0.3 million increase in reserves on straight-line rental income and a $0.2 million increase in loan loss reserves.
Impairment of Real Estate
During the three months ended June 30, 2018, we recognized $0.9 million of impairment of real estate related to one skilled nursing/transitional care facility. No impairment of real estate was recognized during the three months ended June 30, 2017.
Other Income
During the three months ended June 30, 2018, we did not recognize any other income. During the three months ended June 30, 2017, we recognized $0.9 million of other income, which was primarily due to the amortization of lease termination payments related to a memorandum of understanding with Genesis.
Net Gain on Sales of Real Estate
During the three months ended June 30, 2018, we recognized an aggregate net gain on the sales of real estate of $142.9 million primarily related to the disposition of 32 skilled nursing/transitional care facilities and four senior housing communities. During the three months ended June 30, 2017, we recognized a net gain on the sale of real estate of $4.0 million related to the disposition of one skilled nursing/transitional care facility. See Note 5, “Asset Held for Sale and Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
Loss from Unconsolidated Joint Venture
During the three months ended June 30, 2018, we recognized $2.3 million of loss from the Enlivant Joint Venture. Included in the loss is $0.6 million of deferred tax expense.
Income Tax Expense
During the three months ended June 30, 2018, we recognized $0.6 million of income tax expense compared to $0.1 million for the three months ended June 30, 2017. The increase is primarily due to the increase in Senior Housing - Managed communities and higher state taxes as a result of the increased number of investments.

Comparison of results of operations for the six months ended June 30, 2018 versus the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2018	2017
Revenues:
Rental income	$288,484	$113,128	$175,356	155%	$188,081	$(12,725)
Interest and other income	8,891	3,972	4,919	124%	5,399	(480)
Resident fees and services	35,023	10,286	24,737	240%	19,916	4,821
Expenses:
Depreciation and amortization	94,833	36,357	58,476	161%	59,215	(739)
Interest	72,575	31,650	40,925	129%	33,380	7,545
Operating expenses	24,423	6,827	17,596	258%	14,803	2,793
General and administrative	17,138	11,215	5,923	53%	1,703	4,220
Merger and acquisition costs	442	6,451	(6,009)	(93)%	(6,009)	—
Provision for doubtful accounts and loan losses	539	2,305	(1,766)	(77)%	—	(1,766)
Impairment of real estate	1,413	—	1,413	NM	532	881
Other income:
Other income	2,820	3,070	(250)	(8)%	—	(250)
Net gain on sales of real estate	142,431	4,032	138,399	3,433%	138,399	—
Loss from unconsolidated joint venture	(1,901)	—	(1,901)	NM	(1,901)	—
Income tax expense	(1,115)	(356)	(759)	213%	—	(759)

(1)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the CCP Merger and investments/dispositions made after January 1, 2017.

(2)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 that is not a direct result of the CCP Merger and investments/dispositions made after January 1, 2017.

Rental Income
During the six months ended June 30, 2018, we recognized $288.5 million of rental income compared to $113.1 million for the six months ended June 30, 2017. The $175.4 million increase in rental income is primarily due to an increase of $172.4 million from properties acquired in the CCP Merger and an increase of $21.8 million from other properties acquired after January 1, 2017, partially offset by a decrease of $6.1 million from properties disposed of after January 1, 2017, a $9.5 million decrease due to the Genesis lease restructuring agreement which reduced the annual base rent payable under the Genesis leases by $19.0 million, a $2.8 million decrease due to five skilled nursing/transitional care facilities transitioned to a new operator and a $1.4 million decrease due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2018 and 2017.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the six months ended June 30, 2018, we recognized $8.9 million of interest and other income compared to $4.0 million for the six months ended June 30, 2017. The increase of $4.9 million is primarily due to an increase of $5.5 million primarily related to interest income from loans receivable investments, income from a direct financing lease and income from the specialty valuation firm acquired in the CCP Merger that we subsequently sold in March 2018, partially offset by a $1.0 million decrease from investments that were disposed after January 1, 2017. Included in interest income is $0.9 million from a legacy CCP loan receivable that was fully repaid in June 2018, which represents the difference between the outstanding principal balance repaid and its discounted book value.

Resident Fees and Services
During the six months ended June 30, 2018, we recognized $35.0 million of resident fees and services compared to $10.3 million for the six months ended June 30, 2017. The $24.7 million increase is primarily due to a $19.9 million increase related to 13 properties acquired after January 1, 2017 and a $4.5 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
Depreciation and Amortization
During the six months ended June 30, 2018, we incurred $94.8 million of depreciation and amortization expense compared to $36.4 million for the six months ended June 30, 2017. The $58.5 million net increase in depreciation and amortization expense is primarily due to an increase of $53.1 million related to the properties acquired in the CCP Merger and an increase of $8.5 million from other properties acquired after January 1, 2017, partially offset by a decrease of $2.4 million from properties disposed of after January 1, 2017; the remaining $0.7 million decrease is primarily due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed communities in March and May 2017.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2018, we incurred $72.6 million of interest expense compared to $31.7 million for the six months ended June 30, 2017. The $40.9 million net increase is primarily related to (i) a $14.7 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information), (ii) a $12.5 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $10.7 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility, (iv) a $1.7 million increase primarily related to the $98.5 million secured term loan assumed in the CCP Merger and (v) a $1.3 million increase of non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the six months ended June 30, 2018, we recognized $24.4 million of operating expenses compared to $6.8 million for the six months ended June 30, 2017. The $17.6 million increase is primarily due to a $14.8 million increase related to 13 properties acquired after January 1, 2017 and a $2.6 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, and other costs associated with asset management. During the six months ended June 30, 2018, general and administrative expenses were $17.1 million compared to $11.2 million during the six months ended June 30, 2017. The $5.9 million increase is primarily related to (i) a $1.4 million increase in payroll expenses related to the increased number of employees, (ii) a $1.0 million increase in legal, professional and insurance fees primarily due to the management of the increased number of investments, (iii) $1.0 million of transition expenses for the CCP Merger primarily consisting of salaries, severance benefits and office expenses, (iv) $0.8 million in expenses incurred by our specialty valuation firm that we sold in March 2018, (v) $0.6 million in legal fees related to the recovery of previously reserved cash rental income and (vi) $0.6 million of expenses related to the previously anticipated refinancing of the Senior Notes. The increases are partially offset by a $0.5 million decrease in stock-based compensation. The decrease in stock-based compensation expense, from $4.3 million during the six months ended June 30, 2017 to $3.8 million during the six months ended June 30, 2018, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation.
Merger and Acquisition Costs
During the six months ended June 30, 2018, we incurred $0.4 million of merger and acquisition costs compared to $6.5 million for the six months ended June 30, 2017. The costs incurred in both periods were primarily related to the CCP Merger.
Provision for Doubtful Accounts and Loan Losses
During the six months ended June 30, 2018, we recognized a $0.5 million provision for doubtful accounts and loan losses, which is comprised of a $2.2 million increase in reserves on straight-line rental income and a $0.3 million increase in loan loss reserves, partially offset by a $2.0 million recovery of previously reserved cash rental income. During the six months ended June 30, 2017, we recognized a $2.3 million provision for doubtful accounts and loan losses, which is primarily comprised of a $1.9 million increase in loan loss reserves, a $0.3 million increase in reserves on straight-line rental income and a $0.1 million increase in reserves on cash rental income.
Impairment of Real Estate
During the six months ended June 30, 2018, we recognized $1.4 million of impairment of real estate related to one senior housing community and one skilled nursing/transitional care facility. The senior housing community was sold during the six months ended June 30, 2018. See Note 5, “Asset Held for Sale and Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information. No impairment of real estate was recognized during the six months ended June 30, 2017.
Other Income
During the six months ended June 30, 2018, we recognized $2.8 million of other income. The $2.8 million of other income is comprised of a $2.0 million contingency fee earned in the current period related to a legacy CCP investment, $0.6 million related to cash payments received from two facilities not subject to a lease and $0.2 million related to the sale of our specialty valuation firm. During the six months ended June 30, 2017, we recognized $3.1 million of other income, of which $2.3 million was due to the amortization of lease termination payments related to a memorandum of understanding with Genesis and $0.8 million related to other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property, partially offset by $0.1 million of ineffectiveness loss related to our LIBOR interest rate swaps.
Net Gain on Sales of Real Estate
During the six months ended June 30, 2018, we recognized an aggregate net gain on the sales of real estate of $142.4 million primarily related to the disposition of 33 skilled nursing/transitional care facilities and four senior housing communities. During the six months ended June 30, 2017, we recognized a net gain on the sale of real estate of $4.0 million related to the disposition of one skilled nursing/transitional care facility. See Note 5, “Asset Held for Sale and Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
Loss from Unconsolidated Joint Venture
During the six months ended June 30, 2018, we recognized $1.9 million of loss from the Enlivant Joint Venture. Included in the loss is $1.1 million of deferred tax expense.
Income Tax Expense
During the six months ended June 30, 2018, we recognized $1.1 million of income tax expense compared to $0.4 million for the six months ended June 30, 2017. The increase is primarily due to the increase in Senior Housing - Managed communities and higher state taxes as a result of the increased number of investments.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2018 and 2017, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$193,580	$17,960	$253,490	$34,222
Depreciation and amortization of real estate assets	46,828	17,220	94,833	36,357
Depreciation and amortization of real estate asset related to noncontrolling interests	(40)	—	(80)	—
Depreciation and amortization of real estate assets related to unconsolidated joint venture	6,163	—	10,715	—
Net gain on sales of real estate	(142,903)	(4,032)	(142,431)	(4,032)
Impairment of real estate	881	—	1,413	—

FFO attributable to common stockholders	104,509	31,148	217,940	66,547

Merger and acquisition costs (1)	112	5,888	442	6,451
Stock-based compensation expense	2,704	1,731	3,839	4,319
Straight-line rental income adjustments	(12,189)	(4,971)	(23,752)	(9,578)
Amortization of above and below market lease intangibles, net	(684)	—	(1,368)	—
Non-cash interest income adjustments	(604)	25	(1,174)	51
Non-cash interest expense	2,516	1,653	4,997	3,244
Change in fair value of contingent consideration	—	—	—	(822)
Provision for doubtful straight-line rental income, loan losses and other reserves	311	534	2,492	1,924
Other non-cash adjustments related to unconsolidated joint venture	1,350	—	1,014	—
Other non-cash adjustments	15	126	30	185

AFFO attributable to common stockholders	$98,040	$36,134	$204,460	$72,321

FFO attributable to common stockholders per diluted common share	$0.58	$0.47	$1.22	$1.01

AFFO attributable to common stockholders per diluted common share	$0.55	$0.55	$1.14	$1.10

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	178,684,024	65,670,853	178,600,789	65,694,019

AFFO attributable to common stockholders	179,226,155	65,985,940	179,215,960	66,009,102

(1)	Merger and acquisition costs primarily relate to the CCP Merger.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Income on repayment of loan (1)	$0.9	$—	$0.9	$—	$0.9	$—	$0.9	$—	$0.9	$—	$0.9	$—
Previously anticipated Senior Notes refinancing expenses (2)	0.6	—	0.6	—	0.6	—	0.6	—	0.6	—	0.6	—
CCP transition expenses (2)	0.3	—	0.3	—	0.3	—	0.9	—	0.9	—	0.9	—
Legal fees related to the recovery of previously reserved cash rental income (2)	0.3	—	0.3	—	0.3	—	0.6	—	0.6	—	0.6	—
Merger and acquisition costs	0.1	5.9	0.1	5.9	—	—	0.4	6.5	0.4	6.5	—	—
(Recovery of) provision for doubtful accounts	(0.7)	0.5	(0.7)	0.5	(1.0)	—	0.5	2.3	0.5	2.3	(2.0)	0.4
Other income	—	0.9	—	0.9	—	1.1	2.8	3.1	2.8	3.1	2.8	2.4
Deferred income tax expense (3)	0.6	—	0.6	—	—	—	1.1	—	1.1	—	—	—
Preferred stock redemption charge (4)	5.5	—	5.5	—	5.5	—	5.5	—	5.5	—	5.5	—

(1)	Reflected in interest and other income on the accompanying condensed consolidated statements of income.

(2)	Reflected in general and administrative expenses on the accompanying condensed consolidated statements of income.

(3)	Reflected in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income.

(4)	Reflected in preferred stock dividends on the accompanying condensed consolidated statements of income.
Liquidity and Capital Resources
As of June 30, 2018, we had approximately $362.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $38.6 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $324.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions. In addition, restricted cash as of June 30, 2018 includes $174.4 million held by exchange accommodation titleholders, which may be used to fund future real estate acquisitions.
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
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (as defined below) significantly limit our ability to use our available liquidity for these purposes.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $211.6 million for the six months ended June 30, 2018. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to increase as a result of the CCP Merger and other completed and anticipated future real estate investments.
Cash Flows from Investing Activities
During the six months ended June 30, 2018, net cash used in investing activities was $296.9 million and consisted of $354.5 million used for our investment in the Enlivant Joint Venture, $214.0 million used in the acquisition of 11 Senior Housing - Managed communities, five senior housing communities and two skilled nursing/transitional care facilities, $28.2 million used to provide additional funding for existing loans receivable, $16.8 million used for tenant improvements and $0.9 million used to fund preferred equity investments, partially offset by $278.2 million in sales proceeds related to the disposition of 37 real estate facilities, $38.9 million in repayments of loans receivable and $0.4 million in repayments of preferred equity investments.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $276.2 million and included $164.7 million of dividends paid to stockholders, $143.8 million for the preferred stock redemption payment, $2.1 million of principal repayments of secured debt and $0.5 million in payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the six months ended June 30, 2018, we borrowed a net amount of $35.0 million on our Revolving Credit Facility.
Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing and financing cash activities.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2018, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of June 30, 2018, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 487 properties held for investment, 30 are subject to secured indebtedness to third parties that, as of June 30, 2018, totaled approximately $256.3 million. As of June 30, 2018 and December 31, 2017, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at June 30, 2018 (2)	Maturity Date
Fixed Rate	$157,781	$160,702	3.87%	December 2021 - August 2051
Variable Rate	98,500	98,500	3.89%	July 2019
	$256,281	$259,202	3.88%

(1)	Principal balance does not include deferred financing costs, net of $2.7 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Capital Expenditures
We had $16.8 million and $1.3 million of capital expenditures for the six months ended June 30, 2018 and 2017, respectively. The capital expenditures for the six months ended June 30, 2018 and 2017 include $40,000 and $12,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $59.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $164.7 million on our common and preferred stock during the six months ended June 30, 2018. As described above, on June 1, 2018, we redeemed all outstanding shares of our Series A Preferred Stock. On August 8, 2018, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on August 31, 2018 to common stockholders of record as of August 18, 2018.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 487 real estate properties held for investment as of June 30, 2018 is diversified by location across the United States and Canada.
For the three and six months ended June 30, 2018, no tenant relationships represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the six months ended June 30, 2018, 63.9% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective

Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
The current system of 66 RUG categories, or Resource Utilization Group, Version IV (“RUG-IV”), became effective as of October 1, 2010. RUG-IV resulted from research performed by the Centers for Medicare & Medicaid Services (“CMS”) and was part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On July 31, 2018, CMS issued a final rule, CMS-1696-F, which includes changes to the case-mix classification system used under the PPS and fiscal year 2019 Medicare payment updates.
CMS-1696-F includes a new case-mix classification system called the skilled nursing facility Patient-Driven Payment Model (“PDPM”) that will become effective on October 1, 2019. PDPM reflects significant changes to the Resident Classification System, Version I (“RCS-I”) that was being considered to replace RUG-IV as outlined in an Advanced Notice of Proposed Rulemaking released by CMS in May 2017.
PDPM focuses on clinically relevant factors, rather than volume-based service, for determining Medicare payment. PDPM adjusts Medicare payments based on each aspect of a resident’s care, most notably for non-therapy ancillaries, which are items and services not related to the provision of therapy such as drugs and medical supplies, thereby more accurately addressing costs associated with medically complex patients. It further adjusts the skilled nursing facility per diem payments to reflect varying costs throughout the stay and incorporates safeguards against potential financial incentives to ensure that beneficiaries receive care consistent with their unique needs and goals.
Based on changes contained within CMS-1696-F, CMS estimates that the fiscal year 2019 aggregate impact will be an increase of $820 million in Medicare payments to skilled nursing facilities, resulting from the fiscal year 2019 market basket update required to be 2.4% by the Bipartisan Budget Act of 2018. Absent the application of this statutory requirement, the fiscal year 2019 market basket update factor would have been 2.0% (comprised of a market basket index of 2.8% less the productivity adjustment of 0.8%). This 2.0% update would have resulted in an estimated aggregate increase of $670 million in Medicare payments to skilled nursing facilities.
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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of June 30, 2018 (in thousands):

		July 1 through December 31, 2018		Year Ending December 31,
	Total		2019	2020	2021	2022	After 2022
Secured indebtedness (1)	$334,672	$6,820	$110,395	$9,723	$24,759	$8,581	$174,394
Revolving Credit Facility (2)	755,699	12,819	25,428	25,498	691,954	—	—
Term Loans (3)	1,336,171	17,393	34,502	233,208	33,799	1,017,269	—
Senior Notes (4)	1,702,482	34,627	69,255	69,255	555,505	41,755	932,085
Operating leases	3,645	326	440	426	445	467	1,541
Total	$4,132,669	$71,985	$240,020	$338,110	$1,306,462	$1,068,072	$1,108,020

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $78.4 million, of which $4.1 million is attributable to variable rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $79.7 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $141.0 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $402.5 million.
In addition to the above, as of June 30, 2018, we have committed to provide up to $12.6 million of future funding related to seven investments, including six loans receivable investments with maturity dates ranging from September 2018 to January 2027.
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
Interest rate risk. As of June 30, 2018, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $256.3 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $676.0 million outstanding under the Revolving Credit Facility. As of June 30, 2018, we had $2.0 billion of outstanding variable rate indebtedness and $324.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of June 30, 2018, our share of unconsolidated joint venture debt was $384.2 million, of which $382.1 million was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of June 30, 2018, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. Additionally, as of June 30, 2018, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate derivative instruments, income would decrease by $13.4 million or increase by $14.1 million, respectively, for the twelve months following June 30, 2018.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $147.3 million and cross currency swap instruments. Based on our operating results for the three months ended June 30, 2018, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2018, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SABRA HEALTH CARE REIT, INC.

Date: August 8, 2018	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)