Form 10-Q
period 2018-09-30
Sabra Health Care REIT, Inc.
filed 2018-11-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2018, there were 178,284,975 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

•	our ability to dispose of facilities currently leased to Genesis Healthcare, Inc. and Senior Care Centers on the timing or terms we have disclosed;

•	the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Venture (as defined below);

•	risks associated with our investments in joint ventures;

•	changes in healthcare regulation and political or economic conditions;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	competitive conditions in our industry;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $419,225 and $340,423 as of September 30, 2018 and December 31, 2017, respectively	$5,975,590	$5,994,432
Loans receivable and other investments, net	110,351	114,390
Investment in unconsolidated joint venture	344,341	—
Cash and cash equivalents	36,348	518,632
Restricted cash	103,168	68,817
Lease intangible assets, net	142,919	167,119
Accounts receivable, prepaid expenses and other assets, net	197,622	168,887
Total assets	$6,910,339	$7,032,277

Liabilities
Secured debt, net	$252,827	$256,430
Revolving credit facility	619,000	641,000
Term loans, net	1,189,647	1,190,774
Senior unsecured notes, net	1,307,120	1,306,286
Accounts payable and accrued liabilities	86,885	102,523
Lease intangible liabilities, net	87,602	98,015
Total liabilities	3,543,081	3,595,028

Commitments and contingencies (Note 14)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2017	—	58
Common stock, $.01 par value; 250,000,000 shares authorized, 178,284,975 and 178,255,843 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,783	1,783
Additional paid-in capital	3,505,877	3,636,913
Cumulative distributions in excess of net income	(171,116)	(217,236)
Accumulated other comprehensive income	26,357	11,289
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,362,901	3,432,807
Noncontrolling interests	4,357	4,442
Total equity	3,367,258	3,437,249
Total liabilities and equity	$6,910,339	$7,032,277

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$130,467	$100,145	$418,951	$213,273
Interest and other income	3,932	4,090	12,823	8,062
Resident fees and services	17,403	7,554	52,426	17,840

Total revenues	151,802	111,789	484,200	239,175

Expenses:
Depreciation and amortization	48,468	25,933	143,301	62,290
Interest	37,305	24,568	109,880	56,218
Operating expenses	12,611	5,102	37,034	11,929
General and administrative	8,022	12,944	25,160	24,159
Merger and acquisition costs	151	23,299	593	29,750
Provision for doubtful accounts and loan losses	8,910	5,149	9,449	7,454
Impairment of real estate	—	—	1,413	—

Total expenses	115,467	96,995	326,830	191,800

Other income:
Loss on extinguishment of debt	—	(553)	—	(553)
Other income	1,336	51	4,156	3,121
Net gain on sales of real estate	14	582	142,445	4,614

Total other income	1,350	80	146,601	7,182

Income before loss from unconsolidated joint venture and income tax (expense) benefit	37,685	14,874	303,971	54,557

Loss from unconsolidated joint venture	(1,725)	—	(3,626)	—
Income tax (expense) benefit	(732)	195	(1,847)	(161)

Net income	35,228	15,069	298,498	54,396

Net (income) loss attributable to noncontrolling interests	(10)	26	(22)	42

Net income attributable to Sabra Health Care REIT, Inc.	35,218	15,095	298,476	54,438

Preferred stock dividends	—	(2,561)	(9,768)	(7,682)

Net income attributable to common stockholders	$35,218	$12,534	$288,708	$46,756

Net income attributable to common stockholders, per:

Basic common share	$0.20	$0.11	$1.62	$0.58

Diluted common share	$0.20	$0.11	$1.62	$0.57

Weighted-average number of common shares outstanding, basic	178,317,769	112,149,638	178,309,127	81,150,846

Weighted-average number of common shares outstanding, diluted	178,941,213	112,418,100	178,729,853	81,429,044

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$35,228	$15,069	$298,498	$54,396
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(65)	412	(178)	552
Unrealized gain on cash flow hedges	2,010	4,657	15,246	5,482

Total other comprehensive income	1,945	5,069	15,068	6,034

Comprehensive income	37,173	20,138	313,566	60,430

Comprehensive (income) loss attributable to noncontrolling interest	(10)	26	(22)	42

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$37,163	$20,164	$313,544	$60,472

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	54,438	—	54,438	(42)	54,396
Other comprehensive income	—	—	—	—	—	—	6,034	6,034	—	6,034
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2,733	2,733
Amortization of stock-based compensation	—	—	—	—	8,768	—	—	8,768	—	8,768
Common stock issuance, net	—	—	110,546,599	1,105	2,370,880	—	—	2,371,985	—	2,371,985
Preferred dividends	—	—	—	—	—	(7,682)	—	(7,682)	—	(7,682)
Common dividends ($1.21 per share)	—	—	—	—	—	(80,014)	—	(80,014)	—	(80,014)
Balance, September 30, 2017	5,750,000	$58	175,832,213	$1,758	$3,588,510	$(225,459)	$4,236	$3,369,103	$2,726	$3,371,829

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	298,476	—	298,476	22	298,498
Other comprehensive income	—	—	—	—	—	—	14,273	14,273	—	14,273
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(107)	(107)
Amortization of stock-based compensation	—	—	—	—	7,357	—	—	7,357	—	7,357
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	29,132	—	(202)	—	—	(202)	—	(202)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($1.35 per share)	—	—	—	—	—	(241,793)	—	(241,793)	—	(241,793)
Balance, September 30, 2018	—	$—	178,284,975	$1,783	$3,505,877	$(171,116)	$26,357	$3,362,901	$4,357	$3,367,258

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$298,498	$54,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,301	62,290
Amortization of above and below market lease intangibles, net	4,193	637
Non-cash interest income adjustments	(1,722)	(137)
Non-cash interest expense	7,548	5,288
Stock-based compensation expense	6,275	8,329
Loss on extinguishment of debt	—	553
Straight-line rental income adjustments	(34,404)	(18,260)
Provision for doubtful accounts and loan losses	9,449	7,454
Change in fair value of contingent consideration	—	(552)
Net gain on sales of real estate	(142,445)	(4,614)
Impairment of real estate	1,413	—
Loss from unconsolidated joint venture	3,626	—
Distributions of earnings from unconsolidated joint venture	6,494	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(4,031)	(5,565)
Accounts payable and accrued liabilities	(15,171)	(56,561)
Net cash provided by operating activities	283,024	53,258
Cash flows from investing activities:
Acquisition of real estate	(239,001)	(393,064)
Cash received in CCP Merger	—	77,858
Origination and fundings of loans receivable	(41,448)	(5,642)
Origination and fundings of preferred equity investments	(5,285)	(2,713)
Additions to real estate	(21,695)	(3,233)
Repayments of loans receivable	48,282	8,710
Repayments of preferred equity investments	6,491	3,239
Investment in unconsolidated joint venture	(354,461)	—
Net proceeds from the sales of real estate	290,864	11,723
Net cash used in investing activities	(316,253)	(303,122)
Cash flows from financing activities:
Net repayments of revolving credit facility	(22,000)	(137,000)
Proceeds from term loans	—	181,000
Principal payments on secured debt	(3,202)	(3,094)
Payments of deferred financing costs	(12)	(15,316)
Distributions to noncontrolling interests	(107)	—
Preferred stock redemption	(143,750)	—
Issuance of common stock, net	(499)	319,026
Dividends paid on common and preferred stock	(244,978)	(86,813)
Net cash (used in) provided by financing activities	(414,548)	257,803
Net (decrease) increase in cash, cash equivalents and restricted cash	(447,777)	7,939
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(156)	758
Cash, cash equivalents and restricted cash, beginning of period	587,449	34,665
Cash, cash equivalents and restricted cash, end of period	$139,516	$43,362
Supplemental disclosure of cash flow information:
Interest paid	$111,519	$48,836
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business in CCP Merger (see Note 3)	$—	$3,726,093
Assumption of indebtedness in CCP Merger	$—	$(1,751,373)
Stock exchanged in CCP Merger	$—	$(2,052,578)
See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and Sabra’s wholly owned subsidiaries are currently the only limited partners, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments; and an investment in an unconsolidated joint venture.
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
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
As of September 30, 2018, the Company determined it was the primary beneficiary of three variable interest entities—two exchange accommodation titleholder variable interest entities and a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of these entities in the accompanying condensed consolidated financial statements. As of September 30, 2018, the Company determined that operations of these entities were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2018, none of the Company’s investments in loans are accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2018, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated statements of cash flows.

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
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million, and the Company’s investment in the Enlivant Joint Venture implied an aggregate portfolio value of $1.49 billion. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. As of September 30, 2018, the book value of the Company’s investment in the Enlivant Joint Venture was $344.3 million.
Net Investment in Direct Financing Lease
As of September 30, 2018, the Company had a $23.3 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the total undiscounted rental payments, plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.6 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at September 30, 2018, were as follows: $0.5 million for the remainder of 2018; $2.2 million for 2019; $2.3 million for 2020; and $2.1 million for 2021.
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

	Nine Months Ended September 30, 2017
	As Reported	As Previously Reported
Net cash provided by operating activities	53,258	49,771
Net increase in balance	7,939	4,452
Balance - beginning of the year	34,665	25,663
Balance - end of the year	43,362	30,873
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
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) that allows lessors to elect, as a practical expedient, not to separate lease and nonlease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The practical expedient can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. The Company preliminarily expects that rental income will be predominately lease-based and accounted for under Topic 842. The Company is still in the process of completing its preliminary assessment related to resident fees and services revenue. Further, ASU 2018-11 also provides for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this practical expedient and apply the optional transition method for its operating leases for which the Company is the lessee, using the cumulative-effect adjustment to the opening balance sheet as of January 1, 2019. Upon adoption of ASU 2016-02, the Company will recognize its operating leases for which it is the lessee, mainly corporate office leases and ground leases, on its consolidated balance sheets. Further, as a result of adoption, the Company may be required to increase its revenue and expense for the amount of real estate taxes and insurance paid by its tenants under certain leasing arrangements with no net impact to net income. The Company is still evaluating the full impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the fair value measurement disclosure requirements by (i) eliminating certain requirements, including disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, (ii) modifying certain requirements, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and (iii) adding certain requirements, including disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.     CCP MERGER AND RECENT REAL ESTATE ACQUISITIONS
CCP Merger
On August 17, 2017, the Company completed the CCP Merger. Under the terms of the Merger Agreement, each share of CCP common stock issued and outstanding immediately prior to the effective time of the CCP Merger (other than any shares owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, resulting in the issuance of approximately 94.0 million shares of Company common stock at the effective time of the CCP Merger. As a result of the CCP Merger, the Company acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease (see Note 2, “Summary of Significant Accounting Policies—Net Investment in Direct Financing Lease”), 18 investments in loans receivable (see Note 6, “Loans Receivable and Other Investments”) and one specialty valuation firm that the Company subsequently sold in March 2018. Sabra also assumed certain outstanding equity awards and other debt and liabilities of CCP (see Note 7, “Debt”). Based on the closing price of Sabra’s common stock on August 16, 2017, the Company estimates the fair value of the consideration exchanged or assumed to be approximately $2.1 billion.

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
Recent Real Estate Acquisitions
During the nine months ended September 30, 2018, the Company acquired 11 Senior Housing - Managed communities, seven senior housing communities and two skilled nursing/transitional care facilities. During the nine months ended September 30, 2017, in addition to the properties acquired as a result of the CCP Merger, the Company acquired 21 skilled nursing/transitional care facilities and one senior housing community. Allocation of the consideration was based on certain valuations and analyses and is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Land	$28,089	$55,579
Building and improvements	208,678	329,462
Tenant origination and absorption costs intangible assets	1,669	6,143
Tenant relationship intangible assets	565	1,880

Total consideration	$239,001	$393,064

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective dates of acquisition of 13 years and 22 years, respectively, for acquisitions completed during the nine months ended September 30, 2018, and 13 years and 23 years, respectively, for the acquisitions completed during the nine months ended September 30, 2017.
For the three and nine months ended September 30, 2018, the Company recognized $11.2 million and $31.5 million of total revenues, respectively, and $3.2 million and $9.3 million of net income attributable to common stockholders, respectively, from the facilities acquired during the nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized $1.5 million and $1.6 million of total revenues, respectively, and for each of the three and nine months ended September 30, 2017, the Company recognized $1.4 million of net income attributable to common stockholders, in each case from the facilities acquired during the nine months ended September 30, 2017 (excluding the properties acquired as a result of the CCP Merger).

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	350	39,848	$4,236,602	$(251,287)	$3,985,315
Senior Housing - Leased	91	7,309	1,227,305	(121,289)	1,106,016
Senior Housing - Managed	24	1,712	311,782	(18,458)	293,324
Specialty Hospitals and Other	22	1,085	618,493	(27,887)	590,606
	487	49,954	6,394,182	(418,921)	5,975,261
Corporate Level			633	(304)	329
			$6,394,815	$(419,225)	$5,975,590
As of December 31, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	384	43,223	$4,364,387	$(209,039)	$4,155,348
Senior Housing - Leased	88	8,137	1,166,687	(102,370)	1,064,317
Senior Housing - Managed	13	1,113	189,120	(12,125)	176,995
Specialty Hospitals and Other	22	1,085	614,068	(16,620)	597,448
	507	53,558	6,334,262	(340,154)	5,994,108
Corporate Level			593	(269)	324
			$6,334,855	$(340,423)	$5,994,432

	September 30, 2018	December 31, 2017
Building and improvements	$5,506,855	$5,449,415
Furniture and equipment	239,146	232,889
Land improvements	2,156	3,456
Land	646,658	649,095
	6,394,815	6,334,855
Accumulated depreciation	(419,225)	(340,423)
	$5,975,590	$5,994,432
Operating Leases
As of September 30, 2018, the substantial majority of the Company’s real estate properties (excluding 24 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of September 30, 2018, the leases had a weighted-average remaining term of nine years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $14.3 million and $20.3 million as of September 30, 2018 and December 31, 2017, respectively, and letters of credit deposited with the Company totaled approximately $89 million and $96 million as of September 30, 2018 and December 31, 2017, respectively. In addition, our tenants have deposited with the Company $20.9 million and $28.3 million as of September 30, 2018 and December 31, 2017, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.

As of September 30, 2018, the Company had a $1.2 million reserve for unpaid cash rental income and a $7.9 million reserve associated with accumulated straight-line rental income. As of December 31, 2017, the Company had a $3.2 million reserve for unpaid cash rental income and a $12.4 million reserve associated with accumulated straight-line rental income.
The Company has entered into memoranda of understanding with Genesis Healthcare, Inc. (“Genesis”) to market for sale up to all of its remaining Genesis facilities and to restructure its lease agreements with Genesis to increase the marketability of these facilities to potential buyers. Effective January 1, 2018, the annual base rent payable under the Genesis leases was reduced by $19.0 million pursuant to a lease restructuring agreement. During the nine months ended September 30, 2018, the Company completed the sale of 28 facilities leased to Genesis and expects to complete the sale of 18 of its remaining 26 Genesis facilities by the end of the first quarter of 2019 and retain eight facilities, although it cannot provide assurance that the sales will be completed in that timeframe, if at all.
In addition, on August 27, 2018, the Company entered into a non-binding letter of intent to sell the 36 skilled nursing/transitional care facilities and two senior housing communities currently leased to Senior Care Centers for an aggregate sales price of $405.0 million, inclusive of a potential earnout opportunity of $27.5 million. The sale of the facilities is subject to entry by the parties into a definitive purchase and sale agreement, as well as the completion by the potential purchaser of due diligence and other customary closing conditions to be included in the definitive agreement. The Company expects to complete the sale in early 2019. There can be no assurances that a definitive agreement will be entered into or that the sale transaction will be consummated, on the foregoing terms or timing or at all. During the three months ended September 30, 2018, the Company issued to Senior Care Centers notices of default and lease termination due to Senior Care Centers’ non-payment of rent under the terms of the master leases. As a result, Senior Care Centers is currently operating the facilities on a month-to-month basis. Deposits were fully exhausted to pay contractual rents and cash rents have been recorded through a portion of September 2018, reflecting a shortfall of $1.9 million in cash rents from Senior Care Centers through September 30, 2018. No straight-line rents have been recorded since May 2018. There can be no assurances that the Company will receive any additional rent payments from Senior Care Centers during the pendency of the sale process. Prior to termination of the master leases, the annual lease rate was $58.5 million.
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
For both the three and nine months ended September 30, 2018, no tenant relationship represented 10% or more of the Company’s total revenues.
As of September 30, 2018, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows (in thousands):

October 1 through December 31, 2018	$116,525
2019	472,146
2020	462,598
2021	459,309
2022	456,750
Thereafter	2,807,313
$4,774,641

5.    DISPOSITIONS
2018 Dispositions
During the nine months ended September 30, 2018, the Company completed the sale of 36 skilled nursing/transitional care facilities and four senior housing communities for aggregate consideration, net of closing costs, of $290.9 million. The net carrying value of the assets and liabilities of these facilities was $148.5 million, which resulted in an aggregate $142.4 million net gain on sale.
During the nine months ended September 30, 2018, the Company recognized a $1.4 million real estate impairment, of which $0.5 million related to one senior housing community sold during the period.
Excluding the net gain on sale and real estate impairment, the Company recognized $12.5 million and $24.9 million of net income during the nine months ended September 30, 2018 and 2017, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2017 Dispositions
During the nine months ended September 30, 2017, the Company completed the sale of four skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $11.7 million. The net carrying value of the assets and liabilities of these facilities was $7.1 million, which resulted in an aggregate $4.6 million net gain on sale.
Excluding the net gain on sale, the Company recognized $0.3 million of net income during the nine months ended September 30, 2017 from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2018 and December 31, 2017, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						September 30, 2018
Investment	Quantity as of September 30, 2018	Property Type	Principal Balance as of September 30, 2018 (1)	Book Value as of September 30, 2018	Book Value as of December 31, 2017	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of September 30, 2018
Loans Receivable:
Mortgage	1	Specialty Hospital	$16,525	$16,525	$12,351	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	4,266	4,329	2,733	8.0%	7.7%	04/30/21- 09/30/22
Mezzanine	1	Skilled Nursing	25,000	2,291	10,239	10.0%	41.9%	05/25/20
Pre-development	1	Senior Housing	2,357	2,357	2,357	9.0%	9.0%	04/01/20
Other	17	Multiple	41,619	39,002	38,324	7.7%	8.6%	01/31/18- 08/31/28

	22		89,767	64,504	66,004	8.8%	10.1%

Loan loss reserve			—	(1,249)	(97)

			$89,767	$63,255	$65,907
Other Investments:
Preferred Equity	11	Skilled Nursing / Senior Housing	46,616	47,096	48,483	12.1%	12.1%	N/A

Total	33		$136,383	$110,351	$114,390	9.9%	10.9%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
In connection with the CCP Merger, the Company acquired 18 loans receivable investments with a principal balance of $83.3 million and fair value of $58.2 million as of August 17, 2017.

Of the loans acquired in connection with the CCP Merger, eight loans receivable investments with a principal balance of $36.3 million were considered to have deteriorated credit quality, and based on the collateral or expected cash flows, the fair value was determined to be $11.3 million and the accretable yield was $3.5 million as of August 17, 2017. During the nine months ended September 30, 2018, one loan with deteriorated credit quality was repaid in full. As of September 30, 2018 and December 31, 2017, the book value of these loans was $4.5 million and $10.0 million, respectively.
The following table presents changes in the accretable yield for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018
Accretable yield, beginning of period	$1,081	$2,483
Accretion recognized in earnings	(348)	(2,477)
Net reclassification from nonaccretable difference	—	727
Accretable yield, end of period	$733	$733

During each of the three and nine months ended September 30, 2018, the Company recorded a $0.6 million provision for specific loan losses, and during the three and nine months ended September 30, 2018, the Company increased its portfolio-based loan loss reserve by $0.3 million and $0.6 million, respectively.
As of September 30, 2018, the Company had a $0.6 million specific loan loss reserve, and the portfolio-based loan loss reserve was $0.7 million. As of September 30, 2018, the Company considered one loan receivable investment to be impaired, which had a principal balance of $1.3 million and $1.4 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, two loans receivable investments with an aggregate book value of $1.3 million were on nonaccrual status. Additionally, as of September 30, 2018, the Company recognized interest income related to three loans receivable, with an aggregate book value of $7.0 million, that were more than 90 days past due. As of September 30, 2018, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
As of December 31, 2017, the Company had no specific loan loss reserve, and the portfolio-based loan loss reserve was $0.1 million. As of December 31, 2017, the Company did not consider any loans receivable investments to be impaired, and one loan receivable with a book value of $0 was on nonaccrual status.
During the three and nine months ended September 30, 2017, the Company recorded a provision for specific loan losses of $3.0 million and $4.8 million, respectively, related to four loans receivable investments, two of which were written-off during the nine months ended September 30, 2017, and reduced its portfolio-based loan loss reserve by $32,000 and $0.3 million, respectively.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at September 30, 2018 (2)	Maturity Date
Fixed Rate	$157,012	$160,702	3.87%	December 2021 - August 2051
Variable Rate	98,500	98,500	4.06%	July 2019
	$255,512	$259,202	3.95%

(1)	Principal balance does not include deferred financing costs, net of $2.7 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
On August 17, 2017, in connection with the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed a $98.5 million variable rate secured term loan that bears interest at LIBOR plus 1.80% and matures in July 2019.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2018 (1)	December 31, 2017 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,300,000	$1,300,000

(1)
Principal balance does not include premium, net of $14.9 million and deferred financing costs, net of $7.7 million as of September 30, 2018 and does not include premium, net of $15.9 million and deferred financing costs, net of $9.6 million as of December 31, 2017.

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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2018, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Facility
Effective on August 17, 2017, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the prior credit facility entered into by the Borrowers in January 2016 (the “Prior Credit Facility”). The Company recognized a $0.6 million loss on extinguishment of debt during the three and nine months ended September 30, 2017 related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Facility.
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
As of September 30, 2018, there was $619.0 million outstanding under the Revolving Credit Facility and $381.0 million available for borrowing.

Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of September 30, 2018, the interest rate on the Revolving Credit Facility was 3.51%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2018, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three and nine months ended September 30, 2018, the Company incurred interest expense of $37.3 million and $109.9 million, respectively, and $24.6 million and $56.2 million during the three and nine months ended September 30, 2017, respectively. Interest expense includes non-cash interest expense of $2.6 million and $7.5 million for the three and nine months ended September 30, 2018, respectively, and $2.0 million and $5.3 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had $15.6 million and $24.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2018 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
October 1 through December 31, 2018	$1,085	$—	$—	$—	$1,085
2019	102,930	—	—	—	102,930
2020	4,578	—	200,000	—	204,578
2021	20,039	619,000	—	500,000	1,139,039
2022	4,285	—	996,888	—	1,001,173
Thereafter	122,595	—	—	800,000	922,595
Total Debt	255,512	619,000	1,196,888	1,300,000	3,371,400
Premium, net	—	—	—	14,860	14,860
Deferred financing costs, net	(2,685)	—	(7,241)	(7,740)	(17,666)
Total Debt, Net	$252,827	$619,000	$1,189,647	$1,307,120	$3,368,594

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of September 30, 2018, approximately $8.8 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$845,000	$845,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$55,425	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$875	$—

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2018 and December 31, 2017 (dollars in thousands):

		Count as of September 30, 2018	Fair Value		Maturity Dates
Type	Designation		September 30, 2018	December 31, 2017		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	12	$36,688	$25,221	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	1,423	674	2025	Accounts receivable, prepaid expenses and other assets, net
			$38,111	$25,895

Liabilities:
CAD term loan	Net investment	1	96,888	99,588	2022	Term loans, net
			$96,888	$99,588

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Income Statement Location

Cash Flow Hedges:
Interest rate products	$2,954	$4,372	$16,091	$4,462	Interest expense
Net Investment Hedges:
Foreign currency products	(688)	(1,080)	817	(2,239)	N/A
CAD term loan	(1,725)	(3,938)	2,700	(7,225)	N/A

	$541	$(646)	$19,608	$(5,002)

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Income Statement Location

Cash Flow Hedges:
Interest rate products	$1,001	$(535)	$1,584	$(1,404)	Interest expense
Net Investment Hedges:
Foreign currency products	—	—	—	—	N/A
CAD term loan	—	—	—	—	N/A

	$1,001	$(535)	$1,584	$(1,404)

The gain (loss) in the table above related to interest rate products was reclassified from accumulated other comprehensive income into interest expense. Interest expense totaled $37.3 million and $109.9 million for the three and nine months ended September 30, 2018, respectively, and $24.6 million and $56.2 million for the three and nine months ended September 30, 2017, respectively.
During the three and nine months ended September 30, 2018, no cash flow hedges were determined to be ineffective. During the three and nine months ended September 30, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $30,000 and $0.1 million, respectively, of unrealized losses related to its interest rate swaps to other income in the condensed consolidated statements of income.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2018, the Company had one outstanding cross currency interest rate swap not designated as a hedging instrument in an asset position with a fair value of $22,000 and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During each of the three and nine months ended September 30, 2018, the Company recorded $11,000 of other expense related to this derivative not designated as a hedging instrument. During the three and nine months ended September 30, 2017, the Company recorded $0 and $8,000, respectively, of other expense related to a cross currency interest rate swap not designated as a hedging instrument.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$38,111	$—	$38,111	$—	$—	$38,111
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2017
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$25,895	$—	$25,895	$—	$—	$25,895
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.
As of September 30, 2018, the Company had no derivatives with a fair value in a net liability position.

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2018			December 31, 2017
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$89,767	$63,255	$66,440	$91,280	$65,907	$65,892
Preferred equity investments	46,616	47,096	46,575	48,035	48,483	47,064
Financial liabilities:
Senior Notes	1,300,000	1,307,120	1,300,363	1,300,000	1,306,286	1,329,191
Secured indebtedness	255,512	252,827	234,999	259,202	256,430	246,461

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of September 30, 2018 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$66,440	$—	$—	$66,440
Preferred equity investments	46,575	—	—	46,575
Financial liabilities:
Senior Notes	1,300,363	—	1,300,363	—
Secured indebtedness	234,999	—	—	234,999
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
Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2018, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swap	$36,688	$—	$36,688	$—
Cross currency swap	1,423	—	1,423	—

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
The Company redeemed all 5,750,000 shares of its Series A Preferred Stock on June 1, 2018 (the “Redemption Date”) for $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125. As a result of the redemption, the Company incurred a charge of $5.5 million related to the original issuance costs of the Series A Preferred Stock. The charge is presented as an additional preferred stock dividend in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2018.
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
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2018:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 5, 2018	February 15, 2018	$0.45	February 28, 2018
May 9, 2018	May 21, 2018	$0.45	May 31, 2018
August 8, 2018	August 18, 2018	$0.45	August 31, 2018
During the nine months ended September 30, 2018, the Company issued 29,132 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2018 and 2017, the Company incurred $0.2 million and $2.8 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income

The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	September 30, 2018	December 31, 2017
Foreign currency translation loss	$(3,091)	$(2,913)
Unrealized gains on cash flow hedges	29,448	14,202

Total accumulated other comprehensive income	$26,357	$11,289

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income attributable to common stockholders	$35,218	$12,534	$288,708	$46,756

Denominator
Basic weighted average common shares and common equivalents	178,317,769	112,149,638	178,309,127	81,150,846
Dilutive restricted stock units	623,444	268,462	420,726	278,198

Diluted weighted average common shares	178,941,213	112,418,100	178,729,853	81,429,044

Net income attributable to common stockholders, per:

Basic common share	$0.20	$0.11	$1.62	$0.58

Diluted common share	$0.20	$0.11	$1.62	$0.57

During the three months ended September 30, 2018, no restricted stock units were considered anti-dilutive, and during the nine months ended September 30, 2018, approximately 20,500 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and nine months ended September 30, 2017, approximately 6,800 and 23,100 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were considered anti-dilutive during the three and nine months ended September 30, 2018 and 2017.

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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$329	$—	$—	$1,683,780	$4,291,481	$—	$5,975,590
Loans receivable and other investments, net	(688)	—	—	52,165	58,874	—	110,351
Investment in unconsolidated joint venture	—	—	—	—	344,341	—	344,341
Cash and cash equivalents	29,603	—	—	1,443	5,302	—	36,348
Restricted cash	—	—	—	92,027	11,141	—	103,168
Lease intangible assets, net	—	—	—	15,965	126,954	—	142,919
Accounts receivable, prepaid expenses and other assets, net	607	46,239	—	81,070	79,397	(9,691)	197,622
Intercompany	2,089,878	2,645,837	—	—	—	(4,735,715)	—
Investment in subsidiaries	1,266,833	1,611,594	—	15,038	—	(2,893,465)	—
Total assets	$3,386,562	$4,303,670	$—	$1,941,488	$4,917,490	$(7,638,871)	$6,910,339

Liabilities
Secured debt, net	$—	$—	$—	$—	$252,827	$—	$252,827
Revolving credit facility	—	619,000	—	—	—	—	619,000
Term loans, net	—	1,093,772	—	95,875	—	—	1,189,647
Senior unsecured notes, net	—	1,307,120	—	—	—	—	1,307,120
Accounts payable and accrued liabilities	23,661	16,945	—	3,758	52,212	(9,691)	86,885
Lease intangible liabilities, net	—	—	—	—	87,602	—	87,602
Intercompany	—	—	—	542,824	4,192,891	(4,735,715)	—
Total liabilities	23,661	3,036,837	—	642,457	4,585,532	(4,745,406)	3,543,081

Total Sabra Health Care REIT, Inc. stockholders’ equity	3,362,901	1,266,833	—	1,299,031	327,601	(2,893,465)	3,362,901
Noncontrolling interests	—	—	—	—	4,357	—	4,357
Total equity	3,362,901	1,266,833	—	1,299,031	331,958	(2,893,465)	3,367,258
Total liabilities and equity	$3,386,562	$4,303,670	$—	$1,941,488	$4,917,490	$(7,638,871)	$6,910,339

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$40,570	$94,200	$(4,303)	$130,467
Interest and other income	33	95	—	1,665	2,234	(95)	3,932
Resident fees and services	—	—	—	—	17,403	—	17,403
Total revenues	33	95	—	42,235	113,837	(4,398)	151,802
Expenses:
Depreciation and amortization	221	—	—	14,615	33,632	—	48,468
Interest	—	33,892	—	846	2,662	(95)	37,305
Operating expenses	—	—	—	—	16,914	(4,303)	12,611
General and administrative	6,933	24	—	614	451	—	8,022
Merger and acquisition costs	151	—	—	—	—	—	151
(Recovery of) provision for doubtful accounts and loan losses	(1,699)	—	—	4,315	6,294	—	8,910
Total expenses	5,606	33,916	—	20,390	59,953	(4,398)	115,467
Other (expense) income:
Other (expense) income	—	(11)	—	(70)	1,417	—	1,336
Net (loss) gain on sales of real estate	—	—	—	(1,158)	1,172	—	14
Total other (expense) income	—	(11)	—	(1,228)	2,589	—	1,350
Income in subsidiary	41,283	75,115	—	1,924	—	(118,322)	—
Income before loss from unconsolidated joint venture and income tax expense	35,710	41,283	—	22,541	56,473	(118,322)	37,685
Loss from unconsolidated joint venture	—	—	—	—	(1,725)	—	(1,725)
Income tax expense	(492)	—	—	(200)	(40)	—	(732)
Net income	35,218	41,283	—	22,341	54,708	(118,322)	35,228
Net income attributable to noncontrolling interests	—	—	—	—	(10)	—	(10)
Net income attributable to common stockholders	$35,218	$41,283	$—	$22,341	$54,698	$(118,322)	$35,218

Net income attributable to common stockholders, per:
Basic common share							$0.20
Diluted common share							$0.20
Weighted-average number of common shares outstanding, basic							178,317,769
Weighted-average number of common shares outstanding, diluted							178,941,213

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$54,640	$48,692	$(3,187)	$100,145
Interest and other income	8	47	—	1,991	2,091	(47)	4,090
Resident fees and services	—	—	—	—	7,554	—	7,554
Total revenues	8	47	—	56,631	58,337	(3,234)	111,789
Expenses:
Depreciation and amortization	217	—	—	15,500	10,216	—	25,933
Interest	—	21,765	—	792	2,011	—	24,568
Operating expenses	—	—	—	—	8,289	(3,187)	5,102
General and administrative	10,058	16	—	1,671	1,199	—	12,944
Merger and acquisition costs	23,287	—	—	12	—	—	23,299
Provision for doubtful accounts and loan losses	533	—	—	4,616	—	—	5,149
Total expenses	34,095	21,781	—	22,591	21,715	(3,187)	96,995
Other income (expense):
Loss on extinguishment of debt	—	(422)	—	(131)	—	—	(553)
Other income (expense)	349	688	—	(986)	—	—	51
Net gain (loss) on sales of real estate	—	—	—	614	(32)	—	582
Total other income (expense)	349	266	—	(503)	(32)	—	80
Income in subsidiary	49,145	70,613	—	1,808	—	(121,566)	—
Income before income tax (expense) benefit	15,407	49,145	—	35,345	36,590	(121,613)	14,874
Income tax (expense) benefit	(265)	—	—	482	(22)	—	195
Net income	15,142	49,145	—	35,827	36,568	(121,613)	15,069
Net loss attributable to noncontrolling interests	—	—	—	—	26	—	26
Net income attributable to Sabra Health Care REIT, Inc.	15,142	49,145	—	35,827	36,594	(121,613)	15,095
Preferred stock dividends	(2,561)	—	—	—	—	—	(2,561)
Net income attributable to common stockholders	$12,581	$49,145	$—	$35,827	$36,594	$(121,613)	$12,534

Net income attributable to common stockholders, per:
Basic common share							$0.11
Diluted common share							$0.11
Weighted-average number of common shares outstanding, basic							112,149,638
Weighted-average number of common shares outstanding, diluted							112,418,100

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$130,594	$301,213	$(12,856)	$418,951
Interest and other income	83	303	—	4,130	8,610	(303)	12,823
Resident fees and services	—	—	—	—	52,426	—	52,426
Total revenues	83	303	—	134,724	362,249	(13,159)	484,200
Expenses:
Depreciation and amortization	665	—	—	43,691	98,945	—	143,301
Interest	—	99,873	—	2,446	7,864	(303)	109,880
Operating expenses	—	—	—	—	49,890	(12,856)	37,034
General and administrative	20,764	52	—	1,424	2,920	—	25,160
Merger and acquisition costs	599	—	—	—	(6)	—	593
Provision for doubtful accounts and loan losses	793	—	—	2,359	6,297	—	9,449
Impairment of real estate	—	—	—	1,413	—	—	1,413
Total expenses	22,821	99,925	—	51,333	165,910	(13,159)	326,830
Other income:
Other income	1,977	222	—	308	1,649	—	4,156
Net gain on sales of real estate	—	—	—	140,704	1,741	—	142,445
Total other income	1,977	222	—	141,012	3,390	—	146,601
Income in subsidiary	320,082	419,483	—	5,649	—	(745,214)	—
Income before loss from unconsolidated joint venture and income tax expense	299,321	320,083	—	230,052	199,729	(745,214)	303,971
Loss from unconsolidated joint venture	—	—	—	—	(3,626)	—	(3,626)
Income tax expense	(845)	(1)	—	(742)	(259)	—	(1,847)
Net income	298,476	320,082	—	229,310	195,844	(745,214)	298,498
Net income attributable to noncontrolling interests	—	—	—	—	(22)	—	(22)
Net income attributable to Sabra Health Care REIT, Inc.	298,476	320,082	—	229,310	195,822	(745,214)	298,476
Preferred stock dividends	(9,768)	—	—	—	—	—	(9,768)
Net income attributable to common stockholders	$288,708	$320,082	$—	$229,310	$195,822	$(745,214)	$288,708
Net income attributable to common stockholders, per:
Basic common share							$1.62
Diluted common share							$1.62
Weighted-average number of common shares outstanding, basic							178,309,127
Weighted-average number of common shares outstanding, diluted							178,729,853

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2017
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$160,121	$58,316	$(5,164)	$213,273
Interest and other income	21	47	—	6,014	2,045	(65)	8,062
Resident fees and services	—	—	—	—	17,840	—	17,840
Total revenues	21	47	—	166,135	78,201	(5,229)	239,175
Expenses:
Depreciation and amortization	649	—	—	47,882	13,759	—	62,290
Interest	—	48,689	—	2,237	5,292	—	56,218
Operating expenses	—	—	—	—	17,111	(5,182)	11,929
General and administrative	19,380	47	—	3,429	1,303	—	24,159
Merger and acquisition costs	29,703	—	—	47	—	—	29,750
Provision for doubtful accounts and loan losses	615	—	—	6,839	—	—	7,454
Total expenses	50,347	48,736	—	60,434	37,465	(5,182)	191,800
Other income:
Loss on extinguishment of debt	—	(422)	—	(131)	—	—	(553)
Other income (expense)	2,634	707	—	(220)	—	—	3,121
Net gain (loss) on sales of real estate	—	—	—	4,640	(26)	—	4,614
Total other income	2,634	285	—	4,289	(26)	—	7,182
Income in subsidiary	102,474	150,879	—	5,372	—	(258,725)	—
Income before income tax (expense) benefit	54,782	102,475	—	115,362	40,710	(258,772)	54,557
Income tax (expense) benefit	(297)	(1)	—	255	(118)	—	(161)
Net income	54,485	102,474	—	115,617	40,592	(258,772)	54,396
Net loss attributable to noncontrolling interests	—	—	—	—	42	—	42
Net income attributable to Sabra Health Care REIT, Inc.	54,485	102,474	—	115,617	40,634	(258,772)	54,438
Preferred stock dividends	(7,682)	—	—	—	—	—	(7,682)
Net income attributable to common stockholders	$46,803	$102,474	$—	$115,617	$40,634	$(258,772)	$46,756
Net income attributable to common stockholders, per:
Basic common share							$0.58
Diluted common share							$0.57
Weighted-average number of common shares outstanding, basic							81,150,846
Weighted-average number of common shares outstanding, diluted							81,429,044

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$35,218	$41,283	$—	$22,341	$54,708	$(118,322)	$35,228
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(857)	—	610	182	—	(65)
Unrealized gain on cash flow hedges	—	2,000	—	10	—	—	2,010
Total other comprehensive income	—	1,143	—	620	182	—	1,945
Comprehensive income	35,218	42,426	—	22,961	54,890	(118,322)	37,173
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(10)	—	(10)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$35,218	$42,426	$—	$22,961	$54,880	$(118,322)	$37,163

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$15,142	$49,145	$—	$35,827	$36,568	$(121,613)	$15,069
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(1,352)	—	1,335	429	—	412
Unrealized gain (loss) on cash flow hedges	—	4,964	—	(307)	—	—	4,657
Total other comprehensive income	—	3,612	—	1,028	429	—	5,069
Comprehensive income	15,142	52,757	—	36,855	36,997	(121,613)	20,138
Comprehensive income attributable to noncontrolling interest	—	—	—	—	26	—	26
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$15,142	$52,757	$—	$36,855	$37,023	$(121,613)	$20,164

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$298,476	$320,082	$—	$229,310	$195,844	$(745,214)	$298,498
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,048	—	(926)	(300)	—	(178)
Unrealized gain on cash flow hedges	—	15,238	—	8	—	—	15,246
Total other comprehensive income (loss)	—	16,286	—	(918)	(300)	—	15,068
Comprehensive income	298,476	336,368	—	228,392	195,544	(745,214)	313,566
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(22)	—	(22)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$298,476	$336,368	$—	$228,392	$195,522	$(745,214)	$313,544

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2017
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$54,485	$102,474	$—	$115,617	$40,592	$(258,772)	$54,396
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(2,718)	—	2,466	804	—	552
Unrealized gain (loss) on cash flow hedges	—	5,977	—	(495)	—	—	5,482
Total other comprehensive income	—	3,259	—	1,971	804	—	6,034
Comprehensive income	54,485	105,733	—	117,588	41,396	(258,772)	60,430
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	42	—	42
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$54,485	$105,733	$—	$117,588	$41,438	$(258,772)	$60,472

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$271,511	$—	$—	$1,296	$10,217	$—	$283,024
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(54,715)	(184,286)	—	(239,001)
Origination and fundings of loans receivable	—	—	—	(2,650)	(38,798)	—	(41,448)
Origination and fundings of preferred equity investments	—	—	—	(5,285)	—	—	(5,285)
Additions to real estate	(40)	—	—	(5,763)	(15,892)	—	(21,695)
Repayments of loans receivable	—	—	—	6,534	41,748	—	48,282
Repayments of preferred equity investments	—	—	—	6,491	—	—	6,491
Investment in unconsolidated JV	—	—	—	—	(354,461)	—	(354,461)
Net proceeds from the sales of real estate	—	—	—	233,703	57,161	—	290,864
Distribution from subsidiaries	5,421	5,421	—	—	—	(10,842)	—
Intercompany financing	(369,732)	(347,720)	—	—	—	717,452	—
Net cash (used in) provided by investing activities	(364,351)	(342,299)	—	178,315	(494,528)	706,610	(316,253)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	(22,000)	—	—	—	—	(22,000)
Principal payments on secured debt	—	—	—	—	(3,202)	—	(3,202)
Payments of deferred financing costs	—	(12)	—	—	—	—	(12)
Distributions to noncontrolling interest	—	—	—	—	(107)	—	(107)
Preferred stock redemption	(143,750)	—	—	—	—	—	(143,750)
Issuance of common stock, net	(499)	—	—	—	—	—	(499)
Dividends paid on common and preferred stock	(244,978)	—	—	—	—	—	(244,978)
Distribution to parent	—	(5,421)	—	—	(5,421)	10,842	—
Intercompany financing	—	369,732	—	(123,418)	471,138	(717,452)	—
Net cash (used in) provided by financing activities	(389,227)	342,299	—	(123,418)	462,408	(706,610)	(414,548)
Net (decrease) increase in cash, cash equivalents and restricted cash	(482,067)	—	—	56,193	(21,903)	—	(447,777)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(82)	(74)	—	(156)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	37,359	38,420	—	587,449
Cash, cash equivalents and restricted cash, end of period	$29,603	$—	$—	$93,470	$16,443	$—	$139,516

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$40,567	$—	$—	$6,103	$6,588	$—	$53,258
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(393,064)	—	—	(393,064)
Cash received in CCP Merger	77,858	—	—	—	—	—	77,858
Origination and fundings of loans receivable	—	—	—	(1,488)	(4,154)	—	(5,642)
Origination and fundings of preferred equity investments	—	—	—	(2,713)	—	—	(2,713)
Additions to real estate	(22)	—	—	(2,847)	(364)	—	(3,233)
Repayments of loans receivable	—	—	—	2,221	6,489	—	8,710
Repayments of preferred equity investments	—	—	—	3,239	—	—	3,239
Net proceeds from the sale of real estate	—	—	—	11,328	395	—	11,723
Distribution from subsidiaries	2,474	2,474	—	—	—	(4,948)	—
Intercompany financing	(346,044)	(374,728)	—	—	—	720,772	—
Net cash (used in) provided by investing activities	(265,734)	(372,254)	—	(383,324)	2,366	715,824	(303,122)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(137,000)	—	—	—	—	(137,000)
Proceeds from term loans	—	181,000	—	—	—	—	181,000
Principal payments on secured debt	—	—	—	—	(3,094)	—	(3,094)
Payments of deferred financing costs	—	(15,316)	—	—	—	—	(15,316)
Issuance of common stock, net	319,026	—	—	—	—	—	319,026
Dividends paid on common and preferred stock	(86,813)	—	—	—	—	—	(86,813)
Distribution to parent	—	(2,474)	—	—	(2,474)	4,948	—
Intercompany financing	—	346,044	—	377,458	(2,730)	(720,772)	—
Net cash provided by (used in) financing activities	232,213	372,254	—	377,458	(8,298)	(715,824)	257,803
Net increase in cash, cash equivalents and restricted cash	7,046	—	—	237	656	—	7,939
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	83	675	—	758
Cash, cash equivalents and restricted cash, beginning of period	18,168	—	—	2,732	13,765	—	34,665
Cash, cash equivalents and restricted cash, end of period	$25,214	$—	$—	$3,052	$15,096	$—	$43,362

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

13.    PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three and nine months ended September 30, 2017 to give effect to the CCP Merger completed on August 17, 2017. The following unaudited pro forma information has been prepared to give effect to the CCP Merger as if it occurred on January 1, 2017. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the CCP Merger been completed on January 1, 2017, nor does it purport to predict the results of operations for future periods. The pro forma information follows (in thousands, except share and per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2017
Revenues	$162,128	$480,287
Net income attributable to common stockholders	37,823	209,674

Net income attributable to common stockholders, per:
Basic common share	$0.24	$1.31
Diluted common share	$0.24	$1.31

Weighted-average number of common shares outstanding, basic	160,189,442	159,685,873
Weighted-average number of common shares outstanding, diluted	160,457,904	159,964,071
Merger and acquisition costs of $29.7 million related to the CCP Merger completed on August 17, 2017 are reflected above as if they were incurred on January 1, 2017.
No business combinations were completed during the nine months ended September 30, 2018.

14.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2018, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On November 5, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on November 30, 2018 to common stockholders of record as of the close of business on November 15, 2018.

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
In 2017 and the first nine months of 2018, we completed a series of transactions—including the CCP Merger (as defined below), sales of facilities leased to Genesis Healthcare, Inc. (“Genesis”), investment in the Enlivant Joint Venture (as defined below) and entry into our new Credit Facility (as defined below), each of which are discussed below—that have significantly enhanced our scale and increased our diversification. Following these transactions, we expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and facility type through select asset sales and other arrangements with Genesis and other tenants. During the nine months ended September 30, 2018, we completed the sale of 40 facilities, including 28 facilities leased to Genesis, and expect to complete the sale of 18 of our remaining 26 Genesis facilities by the end of the first quarter of 2019 and retain eight facilities, although we cannot provide assurance that the sales will be completed in that timeframe, if at all.
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
On September 7, 2017, Sabra announced its strategy to reposition the CCP portfolio, which includes a combination of lease modifications (including between $28.2 million and $31.2 million of reduction in rents, of which $27.0 million had been implemented as of September 30, 2018), working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities.
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

Acquisitions
During the nine months ended September 30, 2018, we acquired 11 Senior Housing - Managed communities managed by Enlivant, seven senior housing communities and two skilled nursing/transitional care facilities for an aggregate $239.0 million. See Note 3, “CCP Merger and Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the nine months ended September 30, 2018, we completed the sale of 36 skilled nursing/transitional care facilities and four senior housing communities for aggregate consideration, net of closing costs, of $290.9 million. The net carrying value of the assets and liabilities of these facilities was $148.5 million, which resulted in an aggregate $142.4 million net gain on sale.
In addition, on August 27, 2018, we entered into a non-binding letter of intent to sell the 36 skilled nursing/transitional care facilities and two senior housing communities currently leased to Senior Care Centers for an aggregate sales price of $405.0 million, inclusive of a potential earnout opportunity of $27.5 million. The sale of the facilities is subject to entry by the parties into a definitive purchase and sale agreement, as well as the completion by the potential purchaser of due diligence and other customary closing conditions to be included in the definitive agreement. We expect to complete the sale in early 2019. There can be no assurances that a definitive agreement will be entered into or that the sale transaction will be consummated, on the foregoing terms or timing or at all. If the closing of the sale occurs, we expect to report an impairment equal to the excess of the carrying value of the properties over the net sales proceeds received at closing. During the three months ended September 30, 2018, we issued to Senior Care Centers notices of default and lease termination due to Senior Care Centers’ non-payment of rent under the terms of the master leases. As a result, Senior Care Centers is currently operating the facilities on a month-to-month basis. Deposits were fully exhausted to pay contractual rents and cash rents have been recorded through a portion of September 2018, reflecting a shortfall of $1.9 million in cash rents from Senior Care Centers through September 30, 2018. No straight-line rents have been recorded since May 2018. There can be no assurances that we will receive any additional rent payments from Senior Care Centers during the pendency of the sale process. Prior to termination of the master leases, the annual lease rate was $58.5 million.
Enlivant Joint Venture
In addition to the acquisition of 11 Senior Housing - Managed communities managed by Enlivant, on January 2, 2018, we completed our transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million, and our investment in the Enlivant Joint Venture implied an aggregate portfolio value of $1.49 billion. We financed this investment with proceeds from our Revolving Credit Facility. The joint venture agreement includes an option for us to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants us the right of first offer if our partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights.
Preferred Stock Redemption
On June 1, 2018 (the “Redemption Date”), we redeemed all 5,750,000 outstanding shares of our Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125. As a result of the redemption, we incurred a charge of $5.5 million related to the original issuance costs of the Series A Preferred Stock.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2017 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2018.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of September 30, 2018, our investment portfolio included 487 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, 11 preferred equity investments and one investment in an unconsolidated joint venture. As of September 30, 2017, our investment portfolio included 530 real estate properties held for investment, one asset held for sale, one investment in a direct financing lease, 24 investments in loans receivable, 13 preferred equity investments and one investment in a specialty valuation firm. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
Comparison of results of operations for the three months ended September 30, 2018 versus the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2018	2017
Revenues:
Rental income	$130,467	$100,145	$30,322	30%	$35,676	$(5,354)
Interest and other income	3,932	4,090	(158)	(4)%	(755)	597
Resident fees and services	17,403	7,554	9,849	130%	10,018	(169)
Expenses:
Depreciation and amortization	48,468	25,933	22,535	87%	21,676	859
Interest	37,305	24,568	12,737	52%	9,456	3,281
Operating expenses	12,611	5,102	7,509	147%	7,500	9
General and administrative	8,022	12,944	(4,922)	(38)%	(4,885)	(37)
Merger and acquisition costs	151	23,299	(23,148)	(99)%	(23,148)	—
Provision for doubtful accounts and loan losses	8,910	5,149	3,761	73%	—	3,761
Other income:
Loss on extinguishment of debt	—	(553)	553	(100)%	—	553
Other income	1,336	51	1,285	2,520%	—	1,285
Net gain on sales of real estate	14	582	(568)	(98)%	(568)	—
Loss from unconsolidated joint venture	(1,725)	—	(1,725)	NM	(1,725)	—
Income tax (expense) benefit	(732)	195	(927)	(475)%	—	(927)

(1)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of the CCP Merger and investments/dispositions made after July 1, 2017.

(2)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 that is not a direct result of the CCP Merger and investments/dispositions made after July 1, 2017.

Rental Income
During the three months ended September 30, 2018, we recognized $130.5 million of rental income compared to $100.1 million for the three months ended September 30, 2017. The $30.3 million net increase in rental income is primarily due to an increase of $33.4 million from properties acquired in the CCP Merger and an increase of $10.4 million from other properties acquired after July 1, 2017, partially offset by a decrease of $8.1 million from properties disposed of after July 1, 2017, a $4.8 million decrease due to the Genesis lease restructuring agreement which reduced the annual base rent payable under the Genesis leases by $19.0 million and a $1.5 million decrease due to five skilled nursing/transitional care facilities transitioned to a new operator. The $33.4 million increase from properties acquired in the CCP Merger is net of a $6.3 million decrease to rental income due to the acceleration of above market lease intangible amortization related to the restructuring of an operator’s lease agreement. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2018 and 2017.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended September 30, 2018, we recognized $3.9 million of interest and other income compared to $4.1 million for the three months ended September 30, 2017. The net decrease of $0.2 million is primarily due to a decrease of $1.9 million from investments that were disposed of after July 1, 2017, including the specialty valuation firm acquired in the CCP Merger that we sold in March 2018, partially offset by an increase of $1.1 million related to interest income from loans receivable investments and income from the direct financing lease acquired after July 1, 2017. The remaining increase is due to loans receivable investments acquired before July 1, 2017 and bank interest income.
Resident Fees and Services
During the three months ended September 30, 2018, we recognized $17.4 million of resident fees and services compared to $7.6 million for the three months ended September 30, 2017. The $9.8 million increase is primarily related to 13 Senior Housing - Managed communities acquired after July 1, 2017.
Depreciation and Amortization
During the three months ended September 30, 2018, we incurred $48.5 million of depreciation and amortization expense compared to $25.9 million for the three months ended September 30, 2017. The $22.5 million net increase in depreciation and amortization expense is primarily due to an increase of $18.6 million related to the properties acquired in the CCP Merger and an increase of $5.1 million from other properties acquired after July 1, 2017, partially offset by a decrease of $2.0 million from properties disposed of after July 1, 2017.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2018, we incurred $37.3 million of interest expense compared to $24.6 million for the three months ended September 30, 2017. The $12.7 million increase is primarily related to (i) a $4.6 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility, (ii) a $3.7 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information), (iii) a $3.5 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iv) a $0.5 million increase primarily related to the $98.5 million secured term loan assumed in the CCP Merger and (v) a $0.4 million increase of non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the three months ended September 30, 2018, we recognized $12.6 million of operating expenses compared to $5.1 million for the three months ended September 30, 2017. The $7.5 million increase is primarily related to 13 Senior Housing - Managed communities acquired after July 1, 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the three months ended September 30, 2018, general and administrative expenses were $8.0 million compared to $12.9 million during the three months ended September 30, 2017. The $4.9 million decrease is primarily related to (i) a $4.0 million decrease in transition expenses for the CCP Merger primarily consisting of salaries and severance benefits and (ii) a $0.9 million decrease in expenses incurred by our specialty valuation firm that we sold in March 2018.

Merger and Acquisition Costs
During the three months ended September 30, 2018, we incurred $0.2 million of merger and acquisition costs compared to $23.3 million for the three months ended September 30, 2017. The costs incurred in both periods were primarily related to the CCP Merger.
Provision for Doubtful Accounts and Loan Losses
During the three months ended September 30, 2018, we recognized an $8.9 million provision for doubtful accounts and loan losses, which is comprised of (i) a $7.9 million provision for straight-line rental income primarily related to the termination of the master leases for the Senior Care Centers facilities and the transfer of four skilled nursing/transitional care facilities and one senior housing community to a new operator and (ii) a $1.0 million increase in loan loss reserves. During the three months ended September 30, 2017, we recognized a $5.1 million provision for doubtful accounts and loan losses, which was comprised of a $2.9 million increase in loan loss reserves, a $1.3 million increase in reserves for other tenant-related receivables, a $0.6 million increase in reserves on straight-line rental income and a $0.3 million increase in reserves for cash rental income.
Loss on Extinguishment of Debt
During the three months ended September 30, 2017, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending our unsecured credit facility. No loss on extinguishment of debt was recognized during the three months ended September 30, 2018.
Other Income
During the three months ended September 30, 2018, we recognized $1.3 million of other income primarily related to insurance proceeds received related to a legacy CCP investment. During the three months ended September 30, 2017, we recognized $0.1 million of other income, which is comprised of $0.4 million related to the amortization of lease termination payments related to a memorandum of understanding with Genesis, partially offset by $0.3 million of other expense as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property.
Net Gain on Sales of Real Estate
During the three months ended September 30, 2018, we recognized an aggregate net gain on the sales of real estate of $14,000 primarily related to the disposition of three skilled nursing/transitional care facilities. During the three months ended September 30, 2017, we recognized an aggregate net gain on the sales of real estate of $0.6 million related to the disposition of three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the three months ended September 30, 2018, we recognized $1.7 million of loss from the Enlivant Joint Venture. Included in the loss is $2.6 million of amortization expense related to the difference between our cost basis in the Enlivant Joint Venture and the basis reflected at the joint venture level and $0.4 million of deferred tax expense.
Income Tax (Expense) Benefit
During the three months ended September 30, 2018, we recognized $0.7 million of income tax expense compared to $0.2 million of income tax benefit for the three months ended September 30, 2017. The increase is primarily due to the increased number of Senior Housing - Managed communities and higher state taxes as a result of the increased total number of investments.

Comparison of results of operations for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2018	2017
Revenues:
Rental income	$418,951	$213,273	$205,678	96%	$223,763	$(18,085)
Interest and other income	12,823	8,062	4,761	59%	4,049	712
Resident fees and services	52,426	17,840	34,586	194%	29,934	4,652
Expenses:
Depreciation and amortization	143,301	62,290	81,011	130%	81,760	(749)
Interest	109,880	56,218	53,662	95%	42,836	10,826
Operating expenses	37,034	11,929	25,105	210%	22,304	2,801
General and administrative	25,160	24,159	1,001	4%	(3,182)	4,183
Merger and acquisition costs	593	29,750	(29,157)	(98)%	(29,157)	—
Provision for doubtful accounts and loan losses	9,449	7,454	1,995	27%	—	1,995
Impairment of real estate	1,413	—	1,413	NM	532	881
Other income:
Loss on extinguishment of debt	—	(553)	553	(100)%	—	553
Other income	4,156	3,121	1,035	33%	—	1,035
Net gain on sales of real estate	142,445	4,614	137,831	2,987%	137,831	—
Loss from unconsolidated joint venture	(3,626)	—	(3,626)	NM	(3,626)	—
Income tax expense	(1,847)	(161)	(1,686)	1,047%	—	(1,686)

(1)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the CCP Merger and investments/dispositions made after January 1, 2017.

(2)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 that is not a direct result of the CCP Merger and investments/dispositions made after January 1, 2017.

Rental Income
During the nine months ended September 30, 2018, we recognized $419.0 million of rental income compared to $213.3 million for the nine months ended September 30, 2017. The $205.7 million net increase in rental income is primarily due to an increase of $205.9 million from properties acquired in the CCP Merger and an increase of $32.2 million from other properties acquired after January 1, 2017, partially offset by a decrease of $14.3 million from properties disposed of after January 1, 2017, a $14.3 million decrease due to the Genesis lease restructuring agreement which reduced the annual base rent payable under the Genesis leases by $19.0 million, a $4.3 million decrease due to five skilled nursing/transitional care facilities transitioned to a new operator and a $1.4 million decrease due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017. The $205.9 million increase from properties acquired in the CCP Merger is net of a $6.3 million decrease to rental income due to the acceleration of above market lease intangible amortization related to the restructuring of an operator’s lease agreement. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2018 and 2017.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the nine months ended September 30, 2018, we recognized $12.8 million of interest and other income compared to $8.1 million for the nine months ended September 30, 2017. The net increase of $4.8 million is primarily due to an increase of $5.2 million primarily related to interest income from loans receivable investments and income from the direct financing lease, partially offset by a $1.1 million decrease from investments that were disposed of after January 1, 2017, including the specialty valuation firm acquired in the CCP Merger that we sold in March 2018. Included in interest income is $0.9 million from a legacy CCP loan receivable that was fully repaid in June 2018, which represents the difference between the outstanding principal balance repaid and its discounted book value. The remaining increase is due to loans receivable investments acquired before January 1, 2017 and bank interest income.
Resident Fees and Services
During the nine months ended September 30, 2018, we recognized $52.4 million of resident fees and services compared to $17.8 million for the nine months ended September 30, 2017. The $34.6 million increase is primarily due to a $29.9 million increase related to 13 Senior Housing - Managed communities acquired after January 1, 2017 and a $4.4 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
Depreciation and Amortization
During the nine months ended September 30, 2018, we incurred $143.3 million of depreciation and amortization expense compared to $62.3 million for the nine months ended September 30, 2017. The $81.0 million net increase in depreciation and amortization expense is primarily due to an increase of $71.7 million related to the properties acquired in the CCP Merger and an increase of $14.5 million from other properties acquired after January 1, 2017, partially offset by a decrease of $4.4 million from properties disposed of after January 1, 2017. The remaining decrease is primarily due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed communities in March and May 2017.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2018, we incurred $109.9 million of interest expense compared to $56.2 million for the nine months ended September 30, 2017. The $53.7 million increase is primarily related to (i) an $18.5 million increase in interest expense related to two senior notes assumed in the CCP Merger (see Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for additional information), (ii) a $16.1 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $15.4 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility, (iv) a $2.3 million increase primarily related to the $98.5 million secured term loan assumed in the CCP Merger and (v) a $1.7 million increase of non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the nine months ended September 30, 2018, we recognized $37.0 million of operating expenses compared to $11.9 million for the nine months ended September 30, 2017. The $25.1 million increase is primarily due to a $22.3 million increase related to 13 Senior Housing - Managed communities acquired after January 1, 2017 and a $2.5 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the nine months ended September 30, 2018, general and administrative expenses were $25.2 million compared to $24.2 million during the nine months ended September 30, 2017. The $1.0 million increase is primarily related to (i) a $1.7 million increase in payroll expenses related to the increased number of employees, (ii) a $0.8 million increase in office related expenses, (iii) $0.7 million in legal fees related to the recovery of previously reserved cash rental income, (iv) $0.6 million of expenses related to the previously anticipated refinancing of the Senior Notes (as defined below), (v) a $0.3 million increase in local taxes and annual registration fees due to the increased number of investments and (vi) a $0.3 million increase due to non-Senior Housing - Managed operating expenses. These increases are partially offset by (i) a $3.1 million decrease in transition expenses for the CCP Merger primarily consisting of salaries and severance benefits and (ii) a $0.7 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense, from $7.0 million during the nine months ended September 30, 2017 to $6.3 million during the nine months ended September 30, 2018, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation.
Merger and Acquisition Costs
During the nine months ended September 30, 2018, we incurred $0.6 million of merger and acquisition costs compared to $29.8 million for the nine months ended September 30, 2017. The costs incurred in both periods were primarily related to the CCP Merger.

Provision for Doubtful Accounts and Loan Losses
During the nine months ended September 30, 2018, we recognized a $9.4 million provision for doubtful accounts and loan losses, which is comprised of (i) a $10.1 million provision for straight-line rental income primarily related to the termination of the master leases for the Senior Care Centers facilities and the transfer of four skilled nursing/transitional care facilities and one senior housing community to a new operator and (ii) a $1.2 million increase in loan loss reserves, partially offset by a $1.9 million net recovery of previously reserved cash rental income. During the nine months ended September 30, 2017, we recognized a $7.5 million provision for doubtful accounts and loan losses, which was comprised of a $4.9 million increase in loan loss reserves, a $1.3 million increase in reserves for other tenant-related receivables, a $0.9 million increase in reserves on straight-line rental income and a $0.4 million increase in reserves on cash rental income.
Impairment of Real Estate
During the nine months ended September 30, 2018, we recognized $1.4 million of impairment of real estate related to one senior housing community and one skilled nursing/transitional care facility. The senior housing community was sold during the nine months ended September 30, 2018. See Note 5, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information. No impairment of real estate was recognized during the nine months ended September 30, 2017.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2017, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending our unsecured credit facility. No loss on extinguishment of debt was recognized during the nine months ended September 30, 2018.
Other Income
During the nine months ended September 30, 2018, we recognized $4.2 million of other income. The $4.2 million of other income is primarily comprised of a $2.0 million contingency fee and $1.3 million of insurance proceeds received related to legacy CCP investments, $0.6 million related to cash payments received from two facilities not subject to a lease and $0.2 million related to the sale of our specialty valuation firm. During the nine months ended September 30, 2017, we recognized $3.1 million of other income. The $3.1 million of other income is primarily comprised of $2.6 million related to the amortization of lease termination payments related to a memorandum of understanding with Genesis and $0.5 million of other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property, partially offset by $0.1 million of ineffectiveness loss related to our LIBOR interest rate swaps.
Net Gain on Sales of Real Estate
During the nine months ended September 30, 2018, we recognized an aggregate net gain on the sales of real estate of $142.4 million primarily related to the disposition of 36 skilled nursing/transitional care facilities and four senior housing communities. During the nine months ended September 30, 2017, we recognized an aggregate net gain on the sales of real estate of $4.6 million related to the disposition of four skilled nursing/transitional care facilities. See Note 5, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for additional information.
Loss from Unconsolidated Joint Venture
During the nine months ended September 30, 2018, we recognized $3.6 million of loss from the Enlivant Joint Venture. Included in the loss is $7.9 million of amortization expense related to the difference between our cost basis in the Enlivant Joint Venture and the basis reflected at the joint venture level and $1.4 million of deferred tax expense.
Income Tax Expense
During the nine months ended September 30, 2018, we recognized $1.8 million of income tax expense compared to $0.2 million for the nine months ended September 30, 2017. The increase is primarily due to the increased number of Senior Housing - Managed communities and higher state taxes as a result of the increased total number of investments.
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

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2018 and 2017, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$35,218	$12,534	$288,708	$46,756
Depreciation and amortization of real estate assets	48,468	25,933	143,301	62,290
Depreciation and amortization of real estate assets related to noncontrolling interests	(39)	—	(119)	—
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,214	—	15,929	—
Net gain on sales of real estate	(14)	(582)	(142,445)	(4,614)
Impairment of real estate	—	—	1,413	—

FFO attributable to common stockholders	88,847	37,885	306,787	104,432

Merger and acquisition costs (1)	151	23,299	593	29,750
Stock-based compensation expense	2,436	2,669	6,275	6,988
Straight-line rental income adjustments	(10,652)	(8,682)	(34,404)	(18,260)
Amortization of above and below market lease intangibles, net	5,561	637	4,193	637
Non-cash interest income adjustments	(548)	(188)	(1,722)	(137)
Non-cash interest expense	2,551	2,044	7,548	5,288
Non-cash portion of loss on extinguishment of debt	—	553	—	553
Change in fair value of contingent consideration	—	270	—	(552)
Provision for doubtful straight-line rental income, loan losses and other reserves	8,801	4,886	11,293	6,810
Other non-cash adjustments related to unconsolidated joint venture	118	—	1,132	—
Other non-cash adjustments	25	30	55	215

AFFO attributable to common stockholders	$97,290	$63,403	$301,750	$135,724

FFO attributable to common stockholders per diluted common share	$0.50	$0.34	$1.72	$1.28

AFFO attributable to common stockholders per diluted common share	$0.54	$0.56	$1.68	$1.66

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	178,941,213	112,418,100	178,729,853	81,429,044

AFFO attributable to common stockholders	179,469,883	112,693,779	179,428,243	81,741,288

(1)	Merger and acquisition costs primarily relate to the CCP Merger.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Income on repayment of loan (1)	$—	$—	$—	$—	$—	$—	$0.9	$—	$0.9	$—	$0.9	$—
Previously anticipated Senior Notes refinancing expenses (2)	—	—	—	—	—	—	0.6	—	0.6	—	0.6	—
CCP transition expenses (2)	0.3	4.3	0.3	4.3	0.3	—	1.2	4.3	1.2	4.3	1.2	4.3
Legal fees related to the recovery of previously reserved cash rental income (2)	0.1	—	0.1	—	0.1	—	0.7	—	0.7	—	0.7	—
Merger and acquisition costs	0.2	23.3	0.2	23.3	—	—	0.6	29.8	0.6	29.8	—	—
Provision for (recovery of) doubtful accounts	8.9	5.1	8.9	5.1	0.1	0.3	9.4	7.5	9.4	7.5	(1.9)	0.6
Other income	1.3	0.1	1.3	0.1	1.3	0.4	4.2	3.1	4.2	3.1	4.2	2.8
Deferred income tax expense (3)	0.3	—	0.3	—	—	—	1.4	—	1.4	—	—	—
Preferred stock redemption charge (4)	—	—	—	—	—	—	5.5	—	5.5	—	5.5	—

(1)	Reflected in interest and other income on the accompanying condensed consolidated statements of income.

(2)	Reflected in general and administrative expenses on the accompanying condensed consolidated statements of income.

(3)	Reflected in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income.

(4)	Reflected in preferred stock dividends on the accompanying condensed consolidated statements of income.
Liquidity and Capital Resources
As of September 30, 2018, we had approximately $417.1 million in liquidity, consisting of unrestricted cash and cash equivalents of $36.1 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $381.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions. In addition, restricted cash as of September 30, 2018 includes $90.1 million held by exchange accommodation titleholders, which may be used to fund future real estate acquisitions.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $283.0 million for the nine months ended September 30, 2018. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $316.3 million and consisted of $354.5 million used for our investment in the Enlivant Joint Venture, $239.0 million used in the acquisition of 11 Senior Housing - Managed communities, seven senior housing communities and two skilled nursing/transitional care facilities, $41.4 million used to provide additional funding for existing loans receivable, $21.7 million used for tenant improvements and $5.3 million used to fund preferred equity investments, partially offset by $290.9 million in sales proceeds related to the disposition of 40 real estate facilities, $48.3 million in repayments of loans receivable and $6.5 million in repayments of preferred equity investments.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, net cash used in financing activities was $414.5 million and included $245.0 million of dividends paid to stockholders, $143.8 million for the preferred stock redemption payment, $3.2 million of principal repayments of secured debt and $0.5 million in payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the nine months ended September 30, 2018, we repaid a net amount of $22.0 million on our Revolving Credit Facility.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2018, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of September 30, 2018, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 487 properties held for investment, 30 are subject to secured indebtedness to third parties that, as of September 30, 2018, totaled approximately $255.5 million. As of September 30, 2018 and December 31, 2017, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at September 30, 2018 (2)	Maturity Date
Fixed Rate	$157,012	$160,702	3.87%	December 2021 - August 2051
Variable Rate	98,500	98,500	4.06%	July 2019
	$255,512	$259,202	3.95%

(1)	Principal balance does not include deferred financing costs, net of $2.7 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Capital Expenditures
We had $21.7 million and $3.2 million of capital expenditures for the nine months ended September 30, 2018 and 2017, respectively. The capital expenditures for the nine months ended September 30, 2018 and 2017 include $40,000 and $22,000, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $56.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $245.0 million on our common and preferred stock during the nine months ended September 30, 2018. As described above, on June 1, 2018, we redeemed all outstanding shares of our Series A Preferred Stock. On November 5, 2018, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on November 30, 2018 to common stockholders of record as of November 15, 2018.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 487 real estate properties held for investment as of September 30, 2018 is diversified by location across the United States and Canada.

For the three and nine months ended September 30, 2018, no tenant relationships represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the nine months ended September 30, 2018, 63.0% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
Based on changes contained within CMS-1696-F, CMS estimates that the fiscal year 2019 aggregate impact will be an increase of $820 million in Medicare payments to skilled nursing facilities, resulting from the fiscal year 2019 market basket update required to be 2.4% by the Bipartisan Budget Act of 2018. Absent the application of this statutory requirement, the fiscal year 2019 market basket update factor would have been 2.0% (comprised of a market basket index of 2.8% less the productivity adjustment of 0.8%). This 2.0% update would have resulted in an estimated aggregate increase of $670 million in Medicare payments to skilled nursing facilities. The new payment rates became effective on October 1, 2018.
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

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of September 30, 2018 (in thousands):

		October 1 through December 31, 2018		Year Ending December 31,
	Total		2019	2020	2021	2022	After 2022
Secured indebtedness (1)	$331,740	$3,458	$110,511	$9,744	$25,052	$8,581	$174,394
Revolving Credit Facility (2)	689,806	6,192	24,567	24,634	634,413	—	—
Term Loans (3)	1,332,960	8,820	34,992	233,907	35,238	1,020,003	—
Senior Notes (4)	1,675,920	8,065	69,255	69,255	555,505	41,755	932,085
Operating leases	3,483	164	440	426	445	467	1,541
Total	$4,033,909	$26,699	$239,765	$337,966	$1,250,653	$1,070,806	$1,108,020

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $76.2 million, of which $3.3 million is attributable to variable rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $70.8 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $136.1 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $375.9 million.
In addition to the above, as of September 30, 2018, we have committed to provide up to $10.2 million of future funding related to three loans receivable investments with maturity dates ranging from September 2022 to January 2027.
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
Interest rate risk. As of September 30, 2018, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $255.5 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $619.0 million outstanding under the Revolving Credit Facility. As of September 30, 2018, we had $1.9 billion of outstanding variable rate indebtedness and $381.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of September 30, 2018, our share of unconsolidated joint venture debt was $377.2 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of September 30, 2018, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the CDOR portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. Additionally, as of September 30, 2018, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate derivative instruments, income would decrease by $12.2 million or increase by $13.5 million, respectively, for the twelve months following September 30, 2018.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $147.1 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2018, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2018, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
First Amendment, dated as of September 30, 2018, to the Fourth Amended and Restated Credit Agreement, dated as of August 17, 2017, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as a guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers.

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

SABRA HEALTH CARE REIT, INC.

Date: November 5, 2018	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)