Form 10-K
period 2018-12-31
Sabra Health Care REIT, Inc.
filed 2019-02-25
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.8 billion
As of February 20, 2019, there were 178,323,071 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018, are incorporated by reference in Part III herein.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “10-K”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, tenants, the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential investments, potential dispositions, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
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

•	our ability to dispose of or transition facilities currently operated by Senior Care Centers on the timing or terms we have previously disclosed;

•	the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Venture (as defined below);

•
our ability to transition the facilities currently leased to Holiday Retirement (“Holiday”) to Senior Housing - Managed communities operated by Holiday on the timing or terms we have previously disclosed;

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

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	the potential phasing out of the London Interbank Offered Rate (“LIBOR”) benchmark after 2021;

•	our ability to raise capital through equity and debt financings;

•	changes in foreign currency exchange rates;

•	the relatively illiquid nature of real estate investments;

•	the loss of key management personnel;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to maintain our status as a real estate investment trust (“REIT”);

•	changes in tax laws and regulations affecting REITs (including the potential effects of the Tax Cuts and Jobs Act);

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT; and

•	the ownership limits and takeover defenses in our governing documents and under Maryland law, which may restrict change of control or business combination opportunities.
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
On August 17, 2017, we completed our merger with CCP, as a result of which we acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease, 18 investments in loans receivable and one specialty valuation firm that we subsequently sold in March 2018. We also assumed certain outstanding equity awards and other debt and liabilities of CCP. See Note 3, “CCP Merger and Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information.
On January 2, 2018, we completed our transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). The joint venture agreement includes an option for us to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants us the right of first offer if our partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Additionally on January 2, 2018, we acquired 11 senior housing communities under the Senior Housing - Managed structure that are operated by Enlivant pursuant to property management agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Enlivant Joint Venture” in Part II, Item 7 for additional information.
As of December 31, 2018, our investment portfolio consisted of 470 real estate properties held for investment (consisting of (i) 335 skilled nursing/transitional care facilities, (ii) 90 senior housing communities (“Senior Housing - Leased”), (iii) 23 senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”) and (iv) 22 specialty hospitals and other facilities), one investment in a direct financing lease, 22 investments in loans receivable (consisting of (i) one mortgage loan, (ii) two construction loans, (iii) one mezzanine loan and (iv) 18 other loans), nine preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2018, our real estate properties held for investment included 47,648 beds/units, spread across the U.S. and Canada. As of December 31, 2018, the substantial majority of our real estate properties (excluding 23 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one to 15 years.
We expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose-built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and facility type through select asset sales and other arrangements with Genesis and with other tenants. During the year ended December 31, 2018, we completed the sale of 58 facilities, including 43 facilities leased to Genesis. We have entered into agreements to sell three of our remaining 11 Genesis facilities, and we expect to retain eight facilities. The three facilities are being sold subject to HUD-insured debt, and the sales are expected to close upon approval by HUD. In addition, we have entered into a purchase and sale agreement to sell 26 skilled nursing/transitional care facilities and two senior housing communities (together, the “Senior Care Centers Sale Facilities”) currently operated by Senior Care Centers. We plan to retain the remaining 10 facilities (the “Retained Facilities”) currently operated by Senior Care Centers and re-lease those facilities to one or more new operators. We expect to complete the sale and transition of the 28 and 10 facilities currently operated by Senior Care Centers, respectively, on April 1, 2019, subject to customary closing conditions including approval of operations transfer and related agreements by the bankruptcy court overseeing a petition for relief under Chapter 11 of the United States Bankruptcy Code filed by Senior Care Centers. There can be no assurances that the sale of the Senior Care Centers Sale Facilities or the transition of the Retained Facilities will be consummated, on the foregoing terms or timing or at all.
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities and select behavioral, acute care and other hospitals. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2014 National Population Projections published by the U.S. Census Bureau, Americans over the age of 75 is projected to be the fastest growing segment of the population, growing at a compounded annual growth rate of 2.9% between 2015 and 2020 and 3.6% between 2015 and 2025. According to the same publication, life expectancy is expected to increase to 81.7 years in 2030 from 79.4 years in 2015. Furthermore, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2017, only 12.8% of nursing home and senior housing properties were owned by publicly traded REITs. The highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2017-2026 published by the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $168 billion in 2017 to approximately $261 billion in 2026, representing a compounded annual growth rate of 5.0%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2017-2026, hospital care expenditures are projected to grow from approximately $1.1 trillion in 2017 to approximately $1.8 trillion in 2026, representing a compounded annual growth rate of 5.6%. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2018, our investment portfolio consisted of 470 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. Of our 470 properties held for investment as of December 31, 2018, we owned fee title to 463 properties and title under ground leases for seven properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2018:

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
Memory care communities. Memory care communities offer specialized options, services and clinical programs for individuals with Alzheimer’s disease and other forms of dementia. Purpose-built, free-standing memory care communities offer a more residential environment than offered in a secured unit of a nursing facility. These communities offer dedicated care and specialized programming from specially trained staff for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living communities. Residents require a higher level of care, a secure environment, customized therapeutic recreation programs and more assistance with activities of daily living than in assisted living communities. Therefore, these communities have staff available 24 hours a day to respond to the unique needs of their residents.
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
Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2018 (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Consolidated Total	% of Consolidated Total	Unconsolidated JV Senior Housing - Managed	Total	% of Total
Texas	59	15	—	14	88	18.7%	31	119	18.5%
Indiana	14	6	—	—	20	4.3	21	41	6.4
Washington	15	2	—	—	17	3.6	17	34	5.3
Oregon	16	4	—	—	20	4.3	11	31	4.8
California	24	1	—	4	29	6.2	—	29	4.5
Kentucky	25	—	—	1	26	5.5	1	27	4.2
Wisconsin	9	4	2	—	15	3.2	10	25	3.9
Ohio	6	1	—	—	7	1.5	15	22	3.4
Pennsylvania	3	—	5	—	8	1.7	11	19	3.0
Massachusetts	18	—	—	—	18	3.8	—	18	2.8
Other (34 states & Canada)	146	57	16	3	222	47.2	55	277	43.2

Total	335	90	23	22	470	100.0%	172	642	100.0%

% of Consolidated Total	71.3%	19.1%	4.9%	4.7%	100.0%

% of Total	52.2%	14.0%	3.6%	3.4%	73.2%		26.8%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Consolidated Total	% of Consolidated Total	Unconsolidated JV Senior Housing - Managed	Total	% of Total
Texas	119	6,955	1,415	—	366	8,736	18.3%	1,236	9,972	18.0%
Indiana	41	1,547	409	—	—	1,956	4.1	963	2,919	5.3
Kentucky	27	2,598	—	—	40	2,638	5.5	55	2,693	4.9
Washington	34	1,699	165	—	—	1,864	3.9	725	2,589	4.7
California	29	2,057	102	—	340	2,499	5.3	—	2,499	4.5
Oregon	31	1,520	377	—	—	1,897	4.0	399	2,296	4.1
Massachusetts	18	2,209	—	—	—	2,209	4.6	—	2,209	4.0
Wisconsin	25	788	258	74	—	1,120	2.4	665	1,785	3.2
North Carolina	15	1,454	237	—	—	1,691	3.6	—	1,691	3.1
New York	10	1,566	105	—	—	1,671	3.5	—	1,671	3.0
Other (34 states & Canada)	293	15,235	4,264	1,529	339	21,367	44.8	3,609	24,976	45.2

Total	642	37,628	7,332	1,603	1,085	47,648	100.0%	7,652	55,300	100.0%

% of Consolidated Total		79.0%	15.3%	3.4%	2.3%	100.0%

% of Total		68.0%	13.3%	2.9%	2.0%	86.2%		13.8%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	88	$586,972	$241,038	$—	$196,098	$1,024,108	16.4%
California	29	435,612	35,901	—	224,761	696,274	11.1
Oregon	20	264,892	86,592	—	—	351,484	5.6
Maryland	9	321,551	6,566	—	—	328,117	5.2
New York	10	297,066	19,235	—	—	316,301	5.1
Kentucky	26	231,590	—	—	30,313	261,903	4.2
Indiana	20	174,427	59,888	—	—	234,315	3.7
Washington	17	188,549	36,907	—	—	225,456	3.6
Arizona	8	31,976	47,248	—	121,757	200,981	3.2
North Carolina	15	123,462	67,272	—	—	190,734	3.1
Other (32 states & Canada) (2)	228	1,438,387	637,143	301,739	48,307	2,425,576	38.8

Total	470	$4,094,484	$1,237,790	$301,739	$621,236	$6,255,249	100.0%

% of Total		65.5%	19.8%	4.8%	9.9%	100.0%

(1)	Represents the undepreciated book value of our real estate held for investment as of December 31, 2018. Excludes unconsolidated joint venture.

(2)	Investment balance in Canada is based on the exchange rate as of December 31, 2018 of $0.7336 per CAD $1.00.

Loans Receivable and Other Investments
As of December 31, 2018 and 2017, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2018
Investment	Quantity as of December 31, 2018	Property Type	Principal Balance as of December 31, 2018 (1)	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2018
Loans Receivable:
Mortgage	1	Specialty Hospital	$18,577	$18,577	$12,351	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	4,569	4,629	2,733	8.0%	7.7%	04/30/21- 09/30/22
Mezzanine	1	Skilled Nursing	23,952	2,188	10,239	10.0%	41.9%	05/25/20
Pre-development	—	Senior Housing	—	—	2,357	N/A	N/A	N/A
Other	18	Multiple	49,394	45,324	38,324	7.3%	8.1%	02/28/19- 08/31/28
	22		96,492	70,718	66,004	8.5%	9.7%

Loan loss reserve			—	(1,258)	(97)
			96,492	69,460	65,907
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	43,851	44,262	48,483	12.1%	12.1%	N/A
Total	31		$140,343	$113,722	$114,390	9.6%	10.6%

(1)	Principal balance includes amounts funded and accrued unpaid interest/preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2018, no tenant relationship represented 10% or more of our total revenues.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” in Part II, Item 7 for additional information, including risks and uncertainties, regarding tenant concentration.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 470 properties held for investment as of December 31, 2018 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 19% of our total beds/units as of December 31, 2018. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our stabilized properties over the last three fiscal years ranged between 82.8% and 86.5% for our skilled nursing/transitional care facilities, between 86.7% and 89.5% for our Senior Housing - Leased communities, between 75.5% and 91.5% for our Senior Housing - Managed communities and between 69.7% and 89.6% for our specialty hospitals and other facilities. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants and borrowers, which information is provided quarterly in arrears, on an annualized basis as of December 31, 2018, 58.0% of our tenants’, borrowers’ and equity investees’ revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2018, the substantial majority of our real estate properties held for investment (excluding 23 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one to 15 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2018, the leases had a weighted-average remaining term of nine years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other parties related to the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2018, our real estate properties held for investment included 23 Senior Housing - Managed communities operated by four third-party property managers pursuant to property management agreements. In addition, as of December 31, 2018, the Enlivant Joint Venture owned 172 Senior Housing - Managed communities managed by Enlivant. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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
Our relationships with operators include pipeline agreements that we have entered into with certain operators that provide for the acquisition of, and interim capital commitments for, various healthcare facilities. These pipeline agreements, together with repeat transactions with other operators, help support our future growth potential by providing additional investment opportunities with lower acquisition costs than would be required for investments with new operators.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2018, we had approximately $426.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $50.0 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $376.0 million. The Credit Facility (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.5 billion (up from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
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
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 70 as of December 31, 2018. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
 Our Employees
As of December 31, 2018, we employed 31 full-time employees, including our executive officers, none of whom is subject to a collective bargaining agreement.
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
Most of our tenants’ skilled nursing/transitional care, assisted living and mental health facilities are licensed under applicable state law. Most of our skilled nursing/transitional care facilities and mental health facilities are certified or approved as providers under the Medicare and Medicaid programs. Some of our assisted living facilities are certified or approved as providers under various state Medicaid and/or Medicaid waiver programs. Similarly, the operators of our specialty hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services and comply with state and local laws and regulations in order to receive Medicare and Medicaid reimbursement. State and local agencies survey all skilled nursing/transitional care facilities and some assisted living facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a facility or provider from participation in the Medicare and/or Medicaid/Medicaid waiver programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.

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
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. On January 20, 2017, the President issued an executive order aimed at seeking the prompt repeal of the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”), and on December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which amends certain provisions of the Affordable Care Act.  Amendments to or repeal of the Affordable Care Act and regulatory changes could impose further limitations on government payments to our tenants. On July 31, 2018, CMS issued a final rule, CMS-1696-F, which includes changes to the case-mix classification system used under the Prospective Payment System and fiscal year 2019 Medicare payment updates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7 for additional information.
As of December 31, 2018, our subsidiaries owned 13 healthcare facilities (seven skilled nursing/transitional care facilities and six senior housing communities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
In addition, as an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or actively manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Risks Relating to Our Business—Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.” in Part I, Item 1A.

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
Our tenants’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have been, and may continue to be, subject to rate cuts and further pressure from federal and state budgetary cuts and constraints. A weakening of economic conditions in the U.S. may adversely affect occupancy rates of healthcare facilities that rely on private pay residents. Our tenants’ expenses are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. To the extent any decrease in revenues and/or any increase in operating expenses results in our tenants’ not generating enough cash to make scheduled lease payments to us, our business, financial position or results of operations could be materially adversely affected.
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
Potential litigation and rising insurance costs may affect our tenants’ and operators’ ability to obtain and maintain adequate liability and other insurance and their ability to make lease payments and fulfill their insurance and indemnification obligations to us.
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
As of December 31, 2018, our investment portfolio included 172 properties owned through an unconsolidated joint venture and one property owned through a consolidated joint venture. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

•	For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions with which we disagree;

•	Our ability to sell or transfer our interest in a joint venture on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with our partners;

•	We may be required to contribute additional capital if our joint venture partners fail to fund their share of required capital contributions;

•	Upon bankruptcy of a joint venture entity, we may become liable for the obligations of the joint venture;

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
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. This competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Similarly, our properties face competition for patients and residents from other properties in the same market, which may affect our ability to attract and retain tenants or may reduce the rents we are able to charge. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants, our business, financial position or results of operations could be materially adversely affected.
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
As of December 31, 2018, we had outstanding indebtedness of $3.2 billion, which consisted of $1.3 billion of Senior Notes (as defined below), $1.2 billion in Term Loans (as defined below), $624.0 million outstanding under our Revolving Credit Facility and aggregate secured indebtedness to third parties of $117.5 million on certain of our properties, and we had $376.0 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Term Loans and any amounts outstanding under our Revolving Credit Facility, on commercially reasonable terms or at all. In particular, our Term Loans and our Revolving Credit Facility will mature prior to the maturity of the majority of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Credit Facility and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
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
In addition, increased inflation may have a pronounced negative impact on the interest expense we pay in connection with our outstanding indebtedness and our general and administrative expenses, as these costs could increase at a rate higher than our rents.
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.
Our Credit Facility uses LIBOR as a reference rate for our U.S. dollar Term Loans and Revolving Credit Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
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
Our ability to raise capital through equity financings depends, in part, on the market price of our common stock, which in turn depends on fluctuating market conditions and other factors including the following:

•	The reputation of REITs and attractiveness of their equity securities in comparison with other equity securities, including securities issued by other real estate companies;

•	Our financial performance and that of our tenants;

•	Concentrations in our investment portfolio by tenant and property type;

•	Concerns about our tenants’ financial condition, including as a result of uncertainty regarding reimbursement from governmental and other third-party payor programs;

•	Our ability to meet or exceed investor expectations of prospective investment and earnings targets;

•	The contents of analyst reports about us and the REIT industry;

•	Changes in interest rates on fixed-income securities, which may lead prospective investors to demand a higher annual yield from investments in our common stock;

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
Our ownership of properties in Canada subjects us to fluctuations in the exchange rate between U.S. dollars and Canadian dollars. Although we have pursued hedging alternatives, by borrowing in Canadian dollar denominated debt and entering into cross currency swaps, to protect against foreign currency fluctuations, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk could materially adversely affect our business, financial position or results of operations. In addition, any income derived from such hedging transactions may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.
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
As an owner of real property, we or our subsidiaries are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not currently operate or manage the substantial majority of our properties, we or our subsidiaries may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property where there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant, borrower and operator information, some of which may include individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches (including physical or electronic break-ins, computer viruses, phishing attacks, computer denial-of-service attacks, worms, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage) can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
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
An ownership limit and certain takeover defenses could inhibit a change of control of Sabra or reduce the value of our stock.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax law could materially adversely affect our stockholders. In particular, the 2017 Tax Act significantly reforms the Code with respect to the taxation of both individuals and corporate entities (although certain changes will expire at the end of 2025) and the tax consequences of such changes as they apply to us and our stockholders may differ, in some cases materially, from the consequences under the laws in effect prior to January 1, 2018. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. Under the 2017 Tax Act, such overall limitation on the value of a REIT’s total assets consisting of stock or securities of one or more TRSs was reduced to 20%. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns, but as a result of the enactment of the 2017 Tax Act, net operating loss (“NOL”) carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the 2017 Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2018, our investment portfolio consisted of 470 real estate properties held for investment (consisting of (i) 335 skilled nursing/transitional care facilities, (ii) 90 Senior Housing - Leased communities, (iii) 23 Senior Housing - Managed communities and (iv) 22 specialty hospitals and other facilities), one investment in a direct financing lease, 22 investments in loans receivable (consisting of (i) one mortgage loan, (ii) two construction loans, (iii) one mezzanine loan and (iv) 18 other loans), nine preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2018, our real estate properties held for investment included 47,648 beds/units, spread across the U.S. and Canada. As of December 31, 2018, the substantial majority of our real estate properties (excluding 23 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one to 15 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2018, net of collectability reserves, if applicable, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing/Transitional Care (1)	Senior Housing - Leased (1)	Specialty Hospitals and Other	Total Annualized Revenues	% of Revenue
2019	$—	$—	$—	$—	—%
2020	25,510	—	1,217	26,727	6.1%
2021	4,448	1,134	—	5,582	1.3%
2022	—	7,353	3,850	11,203	2.6%
2023	8,731	—	—	8,731	2.0%
2024	28,954	4,267	—	33,221	7.6%
2025	8,160	7,842	—	16,002	3.6%
2026	20,863	585	—	21,448	4.9%
2027	36,441	5,548	31,774	73,763	16.8%
2028	14,326	6,918	3,805	25,049	5.7%
Thereafter	154,615	54,148	8,351	217,114	49.4%

Total Annualized Revenues	$302,048	$87,795	$48,997	$438,840	100.0%

(1)
Excludes (i) Senior Housing - Managed communities, (ii) 36 skilled nursing/transitional care facilities and two Senior Housing - Leased communities operated by Senior Care Centers as the leases for these properties were terminated during the third quarter of 2018 and Senior Care Centers is currently operating the facilities on a month-to-month basis, (iii) an additional 11 skilled nursing/transitional care facilities and two Senior Housing - Leased communities with month-to-month leases and (iv) two non-operational skilled nursing/transitional care facilities.

We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Properties” in Part I, Item 1.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	Year Ended December 31,
	2018	2017	2016
Skilled Nursing/Transitional Care	82.8%	84.0%	86.5%
Senior Housing - Leased	86.7%	87.8%	89.5%
Specialty Hospitals and Other	89.6%	79.2%	69.7%
Senior Housing - Managed	91.5%	90.6%	75.5%
Unconsolidated Joint Venture Senior Housing - Managed	81.7%	NA	NA

(1)
Occupancy percentage represents the facilities’ average operating occupancy for the period indicated and is calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy percentage includes only facilities owned by Sabra as of the end of the respective period for the duration that such facilities were classified as stabilized facilities and excludes facilities for which data is not available or meaningful. Occupancy is only included in periods subsequent to our acquisition, except for the facilities previously owned by CCP which are presented as if these real estate investments were owned by Sabra during the entirety of the periods presented, and is presented one quarter in arrears, except for Senior Housing - Managed communities. All facility financial performance information was provided by, or derived solely from information provided by, operators/tenants without independent verification by us.

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
See “Business—Portfolio of Healthcare Properties” in Part I, Item 1 for further discussion regarding the ownership of our properties and the types of healthcare facilities that comprise our properties.
Secured Indebtedness
Of our 470 properties held for investment, 16 are subject to secured indebtedness to third parties that, as of December 31, 2018, totaled approximately $117.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2018 and 2017, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2018	2017	2018	2017	Maturity Date
Fixed Rate	$117,464	$160,702	3.66%	3.87%	December 2021 - August 2051
Variable Rate	—	98,500	NA	3.36%	NA
	$117,464	$259,202	3.66%	3.68%

(1)	Principal balance does not include deferred financing costs, net of $1.8 million and $2.8 million as of December 31, 2018 and 2017, respectively.

(2)	Weighted average effective rate includes private mortgage insurance.
Corporate Office
We are headquartered and have our corporate office in Irvine, California. We lease our corporate office from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 17, “Commitments and Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “SBRA.”
At February 20, 2019, we had approximately 5,350 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2018.
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
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2018	2017	2016
Non-qualified ordinary dividends	$1.0905	$1.2288	$0.7027
Qualified ordinary dividends	0.0112	—	—
Long-term capital gains	0.2132	—	—
Unrecaptured Section 1250	0.4851	—	—
Non-dividend distributions	—	0.5012	0.9673
	$1.8000	$1.7300	$1.6700

	Year Ended December 31,
Preferred Stock	2018	2017	2016
Non-qualified ordinary dividends	$0.4496	$1.7813	$1.7813
Qualified ordinary dividends	0.0047	—	—
Long-term capital gains	0.0879	—	—
Unrecaptured Section 1250	0.2000	—	—
	$0.7422	$1.7813	$1.7813

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2018. The graph assumes that $100 was invested at the close of market on December 31, 2013 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$200.00
$150.00
$100.00
$50.00
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our merger with CCP and our other acquisitions and new investments from 2014 through 2018. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Balance sheet data:
Total real estate investments, net	$5,853,545	$5,994,432	$2,009,939	$2,039,616	$1,645,805
Loans receivable and other investments, net	$113,722	$114,390	$96,036	$300,177	$251,583
Investment in unconsolidated joint venture	$340,120	$—	$—	$—	$—
Cash and cash equivalents	$50,230	$518,632	$25,663	$7,434	$61,793
Total assets	$6,665,303	$7,032,277	$2,265,919	$2,468,837	$2,046,165
Secured debt, net	$115,679	$256,430	$160,752	$174,846	$121,401
Revolving credit facility	$624,000	$641,000	$26,000	$255,000	$68,000
Term loans, net	$1,184,930	$1,190,774	$335,673	$264,229	$200,000
Senior unsecured notes, net	$1,307,394	$1,306,286	$688,246	$685,704	$683,167
Total liabilities	$3,410,556	$3,595,028	$1,250,310	$1,414,961	$1,104,342
Total Sabra Health Care REIT, Inc. stockholders’ equity	$3,250,414	$3,432,807	$1,015,574	$1,053,770	$941,866

Operating data:
Total revenues	$623,409	$405,647	$260,526	$238,864	$183,518
Net income attributable to common stockholders	$269,314	$148,141	$60,034	$69,171	$36,710
Net income attributable to common stockholders per share, basic	$1.51	$1.40	$0.92	$1.11	$0.79
Net income attributable to common stockholders per share, diluted	$1.51	$1.40	$0.92	$1.11	$0.78

Other data:
Cash flows provided by operations	$358,543	$135,789	$175,928	$121,101	$85,337
Cash flows (used in) provided by investing activities	$(258,494)	$(182,560)	$142,363	$(489,226)	$(826,472)
Cash flows (used in) provided by financing activities	$(627,301)	$598,817	$(300,898)	$314,078	$798,620
Dividends declared and paid per common share	$1.80	$1.73	$1.67	$1.60	$1.51

Weighted-average number of common shares outstanding, basic	178,305,738	105,621,242	65,284,251	62,235,014	46,351,544
Weighted-average number of common shares outstanding, diluted—net income and FFO attributable to common stockholders	178,721,744	105,842,434	65,520,672	62,460,239	46,889,531
Weighted-average number of common shares outstanding, diluted—AFFO attributable to common stockholders	179,338,881	106,074,862	65,904,435	62,659,935	47,147,722
FFO attributable to common stockholders (1)	$355,002	$211,267	$164,439	$132,411	$76,128
Diluted FFO attributable to common stockholders per common share (1)	$1.99	$2.00	$2.51	$2.12	$1.62
AFFO attributable to common stockholders (1)	$379,037	$242,278	$161,465	$133,913	$77,223
Diluted AFFO attributable to common stockholders per common share (1)	$2.11	$2.28	$2.45	$2.14	$1.64

(1)
We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations” in Part II, Item 7.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in Part I, Item 1A, “Risk Factors.” Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
The following discussion and analysis should be read in conjunction with Part II, Item 6, “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto.
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
Overview
In 2017 and 2018, we completed a series of transactions—including the CCP Merger (as defined below), sales of 67 facilities leased to Genesis, investment in the Enlivant Joint Venture and entry into our new Credit Facility, each of which are discussed below—that have significantly enhanced our scale and increased our diversification. Following these transactions, we expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose-built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and facility type through select asset sales and other arrangements with our tenants.
Care Capital Properties, Inc. Merger
On May 7, 2017, Sabra, Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Sabra (“Merger Sub”), CCP, and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly owned subsidiary of CCP, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on August 17, 2017, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into Sabra, with Sabra continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.
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
On September 7, 2017, Sabra announced its strategy to reposition the CCP portfolio, which includes a combination of lease modifications (including between $28.2 million and $31.2 million of reduction in rents, of which $27.0 million had been implemented as of December 31, 2018), working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities.
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
Acquisitions
During the year ended December 31, 2018, we acquired 11 Senior Housing - Managed communities managed by Enlivant, eight senior housing communities and two skilled nursing/transitional care facilities for an aggregate $265.3 million. See Note 3, “CCP Merger and Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2018, we completed the sale of 51 skilled nursing/transitional care facilities, six senior housing communities and one Senior Housing - Managed community for aggregate consideration, net of closing costs, of $382.6 million. The net carrying value of the assets and liabilities of these facilities was $254.4 million, which resulted in an aggregate $128.2 million net gain on sale.
In addition, on December 5, 2018, we entered into a purchase and sale agreement to sell the 36 skilled nursing/transitional care facilities and two senior housing communities currently operated by Senior Care Centers. In January 2019, the agreement was amended to reduce the number of facilities being sold to 26 skilled nursing/transitional care facilities and two senior housing communities (which we refer to as the “Senior Care Centers Sale Facilities”) for an aggregate sales price of $282.5 million, all of which is payable in cash by the purchaser at closing. We plan to retain the remaining 10 facilities (which we refer to as the “Retained Facilities”) and re-lease those facilities to one or more new operators. We expect to complete the sale of the Senior Care Centers Sale Facilities and transition of the Retained Facilities on April 1, 2019, subject to customary closing conditions including approval of operations transfer and related agreements by the bankruptcy court overseeing a petition for relief under Chapter 11 of the United States Bankruptcy Code filed by Senior Care Centers. There can be no assurances that the sale of the Senior Care Centers Sale Facilities or the transition of the Retained Facilities will be consummated, on the foregoing terms or timing or at all. If the closing of the sale occurs, we expect to record an impairment equal to the excess of the carrying value of the Senior Care Centers Sale Facilities over the net sales proceeds received at closing. In addition, depending on the terms at which we can re-lease the Retained Facilities, we may be required to record an impairment related to the Retained Facilities. Accordingly, we expect to record an impairment charge of between $60.1 million to $76.0 million during the first quarter of 2019 related to the facilities currently operated by Senior Care Centers. During the third quarter of 2018, we issued to Senior Care Centers notices of default and lease termination due to Senior Care Centers’ non-payment of rent under the terms of the master leases. As a result, Senior Care Centers is currently operating the facilities on a month-to-month basis. Deposits were fully exhausted to pay contractual rents and cash rents were recorded through a portion of September 2018. The net shortfall in cash rents from Senior Care Centers through December 31, 2018 was $16.5 million. No straight-line rents have been recorded since May 2018, and during the year ended December 31, 2018, we reserved the $5.3 million straight-line rent receivable balance related to the Senior Care Centers master leases. There can be no assurances that we will receive any additional rent payments from Senior Care Centers during the pendency of the sale process. Prior to termination of the master leases, the annual lease rate was $58.5 million. On December 4, 2018, Senior Care Centers filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the Northern District of Texas. Although our sale of the Senior Care Centers Sale Facilities and transition of the Retained Facilities is subject to approval by the bankruptcy court, we do not expect Senior Care Centers’ bankruptcy filing to have a substantive impact on our disposition and transition of the facilities operated by Senior Care Centers. On February 15, 2019, we entered into a settlement agreement with Senior Care Centers pursuant to which we have agreed to discharge our claims against Senior Care Centers in exchange for certain settlement payments, a portion of which would be applied to pay post-petition rent totaling $5.7 million. The effectiveness of this settlement agreement is subject to bankruptcy court approval.
Enlivant Joint Venture
In addition to the acquisition of 11 Senior Housing - Managed communities managed by Enlivant, on January 2, 2018, we completed our transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (which we refer to as the Enlivant Joint Venture). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million, and our investment in the Enlivant Joint Venture implied an aggregate portfolio value of $1.49 billion. We financed this investment with proceeds from our Revolving Credit Facility. The joint venture agreement includes an option for us to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants us the right of first offer if our partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights.
Holiday
On December 19, 2018, we entered into a non-binding letter of intent to terminate our triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into one or more management agreements pursuant to which Holiday will manage the Holiday Communities. In exchange, we would receive $57.2 million of total consideration, including $15.1 million of retained security deposits and a $42.1 million termination fee to be paid in cash. During the year ended December 31, 2018, we reserved the $28.9 million straight-line rent receivable balance related to the Holiday master lease. We expect to terminate the Holiday master lease and enter into the Holiday management agreements in early 2019, though there can be no assurances that the transactions will be completed on the foregoing terms or timing or at all.
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
As of December 31, 2018, we determined that we were the primary beneficiary of one VIE—a joint venture variable interest entity owning one skilled nursing/transitional care facility—and we have consolidated the operations of this entity in the accompanying consolidated financial statements. As of December 31, 2018, we determined that the operations of this entity were not material to our results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower’s expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2018, none of our investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, we assess any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. We also apply this guidance to managing member interests in limited liability companies. We reassess our determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2018, our determination of which entity controls our investments in joint ventures has not changed as a result of any reassessment.
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
On a quarterly basis, we evaluate the collectability of our loan portfolio, including related interest income receivable, and establish a reserve for loan losses. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for doubtful accounts, straight-line rental income and loan losses on our consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
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
As of December 31, 2018, our asset-specific loan loss reserve totaled $0.7 million, and we had no asset-specific loan loss reserve as of December 31, 2017. During the years ended December 31, 2018, 2017 and 2016, we recorded a provision for specific loan losses of $0.7 million, $4.8 million and $3.1 million, respectively. As of December 31, 2018, we considered one loan receivable investment to be impaired, which had a principal balance of $1.3 million and $1.4 million as of December 31, 2018 and 2017, respectively. As of December 31, 2017, we did not consider any loans receivable investments to be impaired.
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
As of December 31, 2018 and 2017, our portfolio-based loan loss reserve totaled $0.6 million and $0.1 million, respectively. During the year ended December 31, 2018, we increased our portfolio-based loan loss reserve by $0.5 million, and during the years ended December 31, 2017 and 2016, we decreased our portfolio-based loan loss reserve by $0.3 million and $1.3 million, respectively.
Interest Income
Interest income on our loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status, and we will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine that the collection of interest according to the contractual terms of the loan or through the receipts of assets in satisfaction of contractual amounts due is probable, we will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, we may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell. As of December 31, 2018, two loans receivable with an aggregate book value of $1.3 million were on nonaccrual status. Additionally, as of December 31, 2018, we recognized interest income related to one loan receivable investment, with a book value of $4.3 million, that was more than 90 days past due.
Preferred Equity Investments and Preferred Return
Preferred equity investments are accounted for at unreturned capital contributions, plus accrued and unpaid preferred returns. We recognize preferred return income on a monthly basis based on the outstanding investment including any previously accrued and unpaid return. As a preferred member of the preferred equity joint ventures in which we participate, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to currently pay the accrued preferred return. As of December 31, 2018, we did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
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
Results of Operations
As of December 31, 2018, our investment portfolio consisted of 470 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2017, our investment portfolio consisted of 507 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable and 12 preferred equity investments and one investment in a specialty valuation firm. As of December 31, 2016, our investment portfolio consisted of 183 real estate properties held for investment, 10 investments in loans receivable and 12 preferred equity investments. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
Comparison of results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2018	2017
Revenues:
Rental income	$536,605	$364,191	$172,414	47%	$196,866	$(24,452)
Interest and other income	16,667	15,026	1,641	11%	572	1,069
Resident fees and services	70,137	26,430	43,707	165%	39,524	4,183
Expenses:
Depreciation and amortization	191,379	113,882	77,497	68%	82,877	(5,380)
Interest	147,106	88,440	58,666	66%	43,482	15,184
Operating expenses	49,546	17,860	31,686	177%	29,108	2,578
General and administrative	36,458	32,401	4,057	13%	(5,423)	9,480
Merger and acquisition costs	636	30,255	(29,619)	(98)%	(29,619)	—
Provision for doubtful accounts, straight-line rental income and loan losses	39,075	17,113	21,962	128%	—	21,962
Impairment of real estate	1,413	1,326	87	7%	532	(445)
Other income:
Loss on extinguishment of debt	(2,917)	(553)	(2,364)	427%	(874)	(1,490)
Other income	4,480	3,170	1,310	41%	—	1,310
Net gain on sales of real estate	128,198	52,029	76,169	146%	76,169	—
Loss from unconsolidated joint venture	(5,431)	—	(5,431)	NM	(5,431)	—
Income tax expense	(3,011)	(651)	(2,360)	363%	—	(2,360)

(1)
Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 as a result of the CCP Merger and investments/dispositions made after January 1, 2017.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 that is not a direct result of the CCP Merger and investments/dispositions made after January 1, 2017.

Rental Income
During the year ended December 31, 2018, we recognized $536.6 million of rental income compared to $364.2 million for the year ended December 31, 2017. The $172.4 million net increase is primarily due to an increase of $183.8 million from properties acquired in the CCP Merger and an increase of $35.6 million from other properties acquired after January 1, 2017, partially offset by a decrease of $22.5 million from properties disposed of after January 1, 2017, a $19.0 million decrease due to the Genesis lease restructuring agreement that reduced the annual base rent payable under the Genesis leases by $19.0 million, a $5.4 million decrease due to five skilled nursing/transitional care facilities transitioned to a new operator and a $1.4 million decrease due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017. The $183.8 million increase from properties acquired in the CCP Merger is net of a $11.5 million decrease to rental income due to the acceleration of above market lease intangible amortization primarily related to the restructuring of lease agreements. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2018 and 2017.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the year ended December 31, 2018, we recognized $16.7 million of interest and other income compared to $15.0 million for the year ended December 31, 2017. The $1.6 million net increase is primarily due to an increase of $5.4 million primarily related to interest income from loans receivable investments acquired after January 1, 2017 and income from the direct financing lease acquired in the CCP Merger, partially offset by a $4.9 million decrease from investments that were disposed of after January 1, 2017, including the specialty valuation firm acquired in the CCP Merger that we sold in March 2018. Included in interest income is $0.9 million from a legacy CCP loan receivable that was fully repaid in June 2018, which represents the difference between the outstanding principal balance repaid and its discounted book value. The remaining increase is due to loans receivable investments acquired before January 1, 2017 and bank interest income.
Resident Fees and Services
During the year ended December 31, 2018, we recognized $70.1 million of resident fees and services compared to $26.4 million for the year ended December 31, 2017. The $43.7 million increase is primarily due to a $39.5 million increase related to 13 Senior Housing - Managed communities acquired after January 1, 2017 and a $4.1 million increase due to nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
Depreciation and Amortization
During the year ended December 31, 2018, we incurred $191.4 million of depreciation and amortization expense compared to $113.9 million for the year ended December 31, 2017. The $77.5 million net increase is primarily due to increases of $73.4 million related to the properties acquired in the CCP Merger and $16.3 million from other properties acquired after January 1, 2017, partially offset by decreases of $6.8 million from properties disposed of after January 1, 2017 and $5.0 million due to the acceleration of lease intangible amortization related to five skilled nursing/transitional care facilities transitioned to a new operator in 2017. The remaining decrease is primarily due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed communities in March and May 2017.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2018, we incurred $147.1 million of interest expense compared to $88.4 million for the year ended December 31, 2017. The $58.7 million increase is primarily related to (i) an $18.5 million increase in interest expense related to two senior unsecured notes assumed in the CCP Merger (see Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information), (ii) a $16.8 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $19.9 million increase in interest expense related to the borrowings outstanding on our Revolving Credit Facility, (iv) a $2.0 million increase primarily related to the $98.5 million secured term loan assumed in the CCP Merger and subsequently repaid in November 2018 and (v) a $1.8 million increase in non-cash interest expense related to our interest rate hedges.
Operating Expenses
During the year ended December 31, 2018, we recognized $49.5 million of operating expenses compared to $17.9 million for the year ended December 31, 2017. The $31.7 million increase is primarily due to a $29.1 million increase related to 13 Senior Housing - Managed communities acquired after January 1, 2017 and a $2.2 million increase due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.

General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the year ended December 31, 2018, general and administrative expenses were $36.5 million compared to $32.4 million for the year ended December 31, 2017. The $4.1 million net increase is primarily related to (i) a $4.4 million increase due to non-Senior Housing - Managed operating expenses primarily due to property taxes paid for the Senior Care Centers facilities following our termination of these leases, (ii) a $1.3 million increase in payroll expense primarily due to the increased number of employees, (iii) a $1.1 million increase in stock-based compensation expense, (iv) $0.9 million in legal fees related to the recovery of previously reserved cash rental income, (v) $0.6 million of expenses related to the previously anticipated refinancing of the Senior Notes and (vi) a $0.3 million increase in local taxes and annual registration fees due to the increased number of investments. These increases are partially offset by a reduction in CCP merger transition expenses of $5.4 million primarily due to salaries and severance benefits paid in 2017. The increase in stock-based compensation expense, from $7.0 million during the year ended December 31, 2017 to $7.6 million during the year ended December 31, 2018, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Merger and Acquisition Costs
During the year ended December 31, 2018, we incurred $0.6 million of merger and acquisition costs compared to $30.3 million for the year ended December 31, 2017. The costs incurred in both periods were primarily related to the CCP Merger. We expect expensed merger and acquisition costs to fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the year ended December 31, 2018, we recognized $39.1 million in provision for doubtful accounts, straight-line rental income and loan losses, which is comprised of (i) a $39.7 million provision for straight-line rental income primarily related to the termination of the master leases for the Senior Care Centers facilities, the transfer of four skilled nursing/transitional care facilities and one senior housing community to a new operator and the pending transition of the Holiday portfolio to a Senior Housing - Managed communities structure and (ii) a $1.2 million increase in loan loss reserves, partially offset by a $1.8 million net recovery of previously reserved cash rental income. During the year ended December 31, 2017, we recognized $17.1 million in provision for doubtful accounts, straight-line rental income and loan losses, which is comprised of (i) a $10.5 million provision for straight-line rental income, (ii) a $4.5 million increase in loan loss reserves, (iii) a $1.8 million reserve for other tenant-related receivables and (iv) a $0.3 million increase in reserves on cash interest on loans.
Impairment of Real Estate
During the year ended December 31, 2018, we recognized $1.4 million of impairment of real estate related to one senior housing community and one skilled nursing/transitional care facility. The senior housing community was sold during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized $1.3 million of impairment of real estate related to one skilled nursing/transitional care facility. See Note 5, “Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information.
Loss on Extinguishment of Debt
During the year ended December 31, 2018, we recognized a $2.9 million loss on extinguishment of debt, which is comprised of a $2.0 million prepayment penalty fee associated with the early repayment of a $98.5 million variable rate secured term loan and $0.9 million related to write-offs of deferred financing costs in connection with the repayment of four secured mortgage notes. During the year ended December 31, 2017, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending our unsecured credit facility.
Other Income
During the year ended December 31, 2018, we recognized $4.5 million in other income, which is primarily comprised of (i) a $2.0 million contingency fee and $1.3 million of insurance proceeds related to legacy CCP investments, (ii) $0.6 million related to cash payments received from two facilities not subject to a lease and (iii) $0.2 million related to the sale of our specialty valuation firm. During the year ended December 31, 2017, we recognized $3.2 million in other income, which is primarily comprised of (i) $2.6 million related to the amortization of lease termination payments related to a memorandum of understanding with Genesis and (ii) $0.4 million of other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property.

Net Gain on Sales of Real Estate
During the year ended December 31, 2018, we recognized an aggregate net gain on the sale of real estate of $128.2 million primarily related to the disposition of 51 skilled nursing/transitional care facilities, six senior housing communities and one Senior Housing - Managed community. During the year ended December 31, 2017, we recognized an aggregate net gain on the sale of real estate of $52.0 million primarily related to the disposition of 31 skilled nursing/transitional care facilities and one senior housing community. See Note 5, “Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information.
Loss from Unconsolidated Joint Venture
During the year ended December 31, 2018, we recognized $5.4 million of loss from the Enlivant Joint Venture. Included in the loss is $10.5 million of amortization expense related to the difference between our cost basis in the Enlivant Joint Venture and the basis reflected at the joint venture level and $1.7 million of deferred tax expense.
Income Tax Expense
During the year ended December 31, 2018, we recognized $3.0 million of income tax expense compared to $0.7 million for the year ended December 31, 2017. The increase is primarily due to the increased number of Senior Housing - Managed communities and higher state taxes as a result of the increased total number of investments.
Comparison of results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to the CCP Merger, Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2017	2016
Revenues:
Rental income	$364,191	$225,275	$138,916	62%	$146,865	$(7,949)
Interest and other income	15,026	27,463	(12,437)	(45)%	(13,022)	585
Resident fees and services	26,430	7,788	18,642	239%	—	18,642
Expenses:
Depreciation and amortization	113,882	68,472	45,410	66%	39,170	6,240
Interest	88,440	64,873	23,567	36%	24,061	(494)
Operating expenses	17,860	5,703	12,157	213%	—	12,157
General and administrative	32,401	17,672	14,729	83%	7,654	7,075
Merger and acquisition costs	30,255	1,197	29,058	2,428%	29,058	—
Provision for doubtful accounts, straight-line rental income and loan losses	17,113	5,543	11,570	209%	—	11,570
Impairment of real estate	1,326	29,811	(28,485)	(96)%	(28,485)	—
Other income:
Loss on extinguishment of debt	(553)	(556)	3	(1)%	—	3
Other income	3,170	10,677	(7,507)	(70)%	—	(7,507)
Net gain (loss) on sales of real estate	52,029	(6,122)	58,151	(950)%	58,151	—
Income tax expense	(651)	(1,049)	398	(38)%	—	398

(1)	Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of investments/dispositions made after January 1, 2016.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 that is not a direct result of investments/dispositions made after January 1, 2016.

Rental Income
During the year ended December 31, 2017, we recognized $364.2 million of rental income compared to $225.3 million for the year ended December 31, 2016. The $138.9 million increase is primarily due to an increase of $129.9 million from properties acquired in the CCP Merger and an increase of $20.8 million from other properties acquired after January 1, 2016, partially offset by a decrease of $3.8 million from properties disposed of after January 1, 2016 and a decrease of $7.6 million due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2017 and 2016.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments and income on the direct financing lease. During the year ended December 31, 2017, we recognized $15.0 million of interest and other income compared to $27.5 million for the year ended December 31, 2016. The $12.4 million net decrease is primarily due to a decrease of $17.2 million primarily related to interest income recognized at the default rate and late fees related to our investments in the Forest Park - Fort Worth construction loan and the Forest Park - Dallas mortgage loan during the year ended December 31, 2016. Both loans were repaid during the year ended December 31, 2016. The decrease is partially offset by an increase of $6.3 million related to interest income from loans receivable investments, the direct financing lease and the specialty valuation firm acquired in the CCP Merger.
Resident Fees and Services
During the year ended December 31, 2017, we recognized $26.4 million of resident fees and services compared to $7.8 million for the year ended December 31, 2016. The $18.6 million increase is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
Depreciation and Amortization
During the year ended December 31, 2017, we incurred $113.9 million of depreciation and amortization expense compared to $68.5 million for the year ended December 31, 2016. The $45.4 million net increase is primarily due to increases of (i) $35.7 million from properties acquired in the CCP Merger, (ii) $6.1 million from other properties acquired after January 1, 2016, (iii) $1.8 million due to the acceleration of lease intangible amortization related to the nine senior housing communities transitioned to Senior Housing - Managed communities and (iv) $4.7 million due to the acceleration of lease intangible amortization related to five skilled nursing/transitional care facilities transitioned to a new operator, partially offset by decreases of $2.6 million from properties disposed of after January 1, 2016 and $0.3 million from fully depreciated assets.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2017, we incurred $88.4 million of interest expense compared to $64.9 million for the year ended December 31, 2016. The $23.6 million net increase is primarily related to (i) an $11.1 million increase in interest expense related to two senior unsecured notes assumed in the CCP Merger (see Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information), (ii) a $9.3 million increase in interest expense related to our U.S. dollar term loans as a result of increasing U.S. dollar term loan borrowings from $245.0 million to $1.1 billion in connection with the CCP Merger, (iii) a $1.7 million increase in non-cash interest expense related to our interest rate hedges and (iv) a $1.3 million increase in interest expense related to the borrowings outstanding on our Revolving Credit Facility.
Operating Expenses
During the year ended December 31, 2017, we recognized $17.9 million of operating expenses compared to $5.7 million for the year ended December 31, 2016. The $12.2 million increase is primarily due to the nine senior housing communities that were transitioned to Senior Housing - Managed communities in March and May 2017.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the year ended December 31, 2017, general and administrative expenses were $32.4 million compared to $17.7 million for the year ended December 31, 2016. The $14.7 million net increase is primarily related to (i) $5.5 million of transition expenses for the CCP Merger primarily consisting of salaries and severance benefits, (ii) a $4.4 million increase in legal and professional fees primarily due to the management of the increased number of investments, (iii) $2.2 million increase in payroll expense primarily due to the increased number of employees and (iv) a $2.2 million in expenses incurred by our specialty valuation firm, partially offset by a $0.9 million decrease in stock-based compensation expense. Stock-based compensation expense decreased primarily because our executive officers did not participate in any annual bonus program in 2017 due to the pendency of the CCP Merger and were instead granted year-end equity awards subject to a multi-year vesting period in lieu of annual stock-based bonus awards.
Merger and Acquisition Costs

During the year ended December 31, 2017, we incurred $30.3 million of merger and acquisition costs compared to $1.2 million for the year ended December 31, 2016. The $29.1 million increase is primarily due to costs related to the CCP Merger.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the year ended December 31, 2017, we recognized $17.1 million in provision for doubtful accounts, straight-line rental income and loan losses, which is comprised of (i) a $10.5 million provision for straight-line rental income, (ii) a $4.5 million increase in loan loss reserves, (iii) a $1.8 million reserve for other tenant-related receivables and (iv) a $0.3 million increase in reserves on cash interest on loans. During the year ended December 31, 2016, we recognized $5.5 million in provision for doubtful accounts, straight-line rental income and loan losses, which is comprised of (i) a $3.5 million increase in general reserves on straight-line rental income, (ii) a $1.8 million increase in loan loss reserves and (iii) a $0.5 million reserve for other tenant-related receivables, partially offset by a $0.3 million recovery on previously reserved cash rents.
Impairment of Real Estate
During the year ended December 31, 2017, we recognized $1.3 million of impairment of real estate related to one skilled nursing/transitional care facility. During the year ended December 31, 2016, we recognized $29.8 million of impairment of real estate related to the sale of the Forest Park - Frisco hospital.
Loss on Extinguishment of Debt
During the year ended December 31, 2017, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending our unsecured credit facility. During the year ended December 31, 2016, we recognized a $0.6 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending the 2014 revolving credit facility and 2015 Canadian term loan.
Other Income
During the year ended December 31, 2017, we recognized $3.2 million in other income, which is primarily comprised of (i) $2.6 million related to the amortization of lease termination payments related to a memorandum of understanding with Genesis and (ii) $0.4 million of other income as a result of adjusting the fair value of our contingent consideration liability related to the acquisition of a real estate property. During the year ended December 31, 2016, we recognized $10.7 million in other income, which is primarily comprised of (i) $7.4 million related to the amortization of lease termination payments related to the same memorandum of understanding with Genesis, (ii) $1.5 million of other income as a result of adjusting the fair value of our contingent consideration arrangements related to the acquisition of a portfolio of real estate properties and two senior housing communities, (iii) $0.8 million of ineffectiveness gain related to our LIBOR interest rate swaps, (iv) a $0.4 million lease termination fee related to the sale of one skilled nursing/transitional care facility and (v) a $0.3 million gain on the sale of 48 skilled nursing beds.
Net Gain (Loss) on Sales of Real Estate
During the year ended December 31, 2017, we recognized an aggregate net gain on the sale of real estate of $52.0 million primarily related to the disposition of 31 skilled nursing/transitional care facilities and one senior housing community. During the year ended December 31, 2016, we recognized an aggregate net loss on the sale of real estate of $6.1 million primarily related to the disposition of four skilled nursing/transitional care facilities and the Forest Park - Frisco hospital.
Income Tax Expense
During the year ended December 31, 2017, we recognized $0.7 million of income tax expense compared to $1.0 million for the year ended December 31, 2016.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined in accordance with the definition used by NAREIT, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2018, 2017 and 2016, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$269,314	$148,141	$60,034
Depreciation and amortization of real estate assets	191,379	113,882	68,472
Depreciation and amortization of real estate assets related to noncontrolling interests	(159)	(53)	—
Depreciation and amortization of real estate assets related to unconsolidated joint venture	21,253	—	—
Net (gain) loss on sales of real estate	(128,198)	(52,029)	6,122
Impairment of real estate	1,413	1,326	29,811

FFO attributable to common stockholders	355,002	211,267	164,439

Merger and acquisition costs (1)	636	30,255	1,197
Stock-based compensation expense	7,648	7,017	7,496
Straight-line rental income adjustments	(44,144)	(29,440)	(21,984)
Amortization of above and below market lease intangibles, net	7,701	(912)	—
Non-cash interest income adjustments	(2,300)	(769)	582
Non-cash interest expense	10,137	7,776	5,678
Non-cash portion of loss on extinguishment of debt	874	553	556
Change in fair value of contingent consideration	—	(426)	(1,526)
Provision for doubtful straight-line rental income, loan losses and other reserves	40,806	16,854	5,833
Other non-cash adjustments related to unconsolidated joint venture	2,652	—	—
Other non-cash adjustments	25	103	(806)

AFFO attributable to common stockholders	$379,037	$242,278	$161,465

FFO attributable to common stockholders per diluted common share	$1.99	$2.00	$2.51

AFFO attributable to common stockholders per diluted common share	$2.11	$2.28	$2.45

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	178,721,744	105,842,434	65,520,672

AFFO attributable to common stockholders	179,338,881	106,074,862	65,904,435

(1)
Merger and acquisition costs incurred during the years ended December 31, 2018 and 2017 primarily relate to the CCP Merger. Merger and acquisition costs incurred during the year ended December 31, 2017 include $1.4 million of stock-based compensation expense related to former CCP employees.

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

	Year Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	Net Income			FFO			AFFO
Income on repayment of loan (1)	$0.9	$—	$—	$0.9	$—	$—	$0.9	$—	$—
Previously anticipated Senior Notes refinancing expenses (2)	0.6	—	—	0.6	—	—	0.6	—	—
CCP transition expenses (2)	1.5	5.5	—	1.5	5.5	—	1.5	5.5	—
Legal fees related to the recovery of previously reserved cash rental income (2)	0.9	—	—	0.9	—	—	0.9	—	—
Merger and acquisition costs	0.6	30.3	1.2	0.6	30.3	1.2	—	—	—
Provision for (recovery of) doubtful accounts	39.1	17.1	5.5	39.1	17.1	5.5	(1.7)	0.3	0.3
Loss on extinguishment of debt	2.9	0.6	0.6	2.9	0.6	0.6	2.0	—	—
Other income	4.5	3.2	10.7	4.5	3.2	10.7	4.4	2.8	8.3
Deferred income tax expense (3)	1.7	—	—	1.7	—	—	—	—	—
Preferred stock redemption charge (4)	5.5	—	—	5.5	—	—	5.5	—	—

(1)	Reflected in interest and other income on the accompanying consolidated statements of income.

(2)	Reflected in general and administrative expenses on the accompanying consolidated statements of income.

(3)	Reflected in loss from unconsolidated joint venture on the accompanying consolidated statements of income.

(4)	Reflected in preferred stock dividends on the accompanying consolidated statements of income.
Liquidity and Capital Resources
As of December 31, 2018, we had approximately $426.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $50.0 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $376.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125 million), subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in January 2020, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions. We expect to use this registration statement to commence a $500.0 million at-the-market common stock offering program (“ATM Program”) in the near term.
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures or Credit Facility significantly limit our ability to use our available liquidity for these purposes.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $358.5 million for the year ended December 31, 2018. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.

Cash Flows from Investing Activities
During the year ended December 31, 2018, net cash used in investing activities was $258.5 million and consisted of $354.5 million used for our investment in the Enlivant Joint Venture, $261.5 million used in the acquisition of 11 Senior Housing - Managed communities, eight senior housing communities and two skilled nursing/transitional care facilities, $50.7 million used to provide additional funding for existing loans receivable, $27.7 million used for tenant improvements and $5.3 million used to fund preferred equity investments, partially offset by $382.6 million in sales proceeds related to the disposition of 58 real estate facilities, $51.8 million in repayments of loans receivable and $6.9 million in repayments of preferred equity investments.
We expect to continue using available liquidity in connection with anticipated future real estate investments, loan originations and preferred equity investments.
Cash Flows from Financing Activities
During the year ended December 31, 2018, net cash used in financing activities was $627.3 million and included $325.2 million of dividends paid to stockholders, $143.8 million for the preferred stock redemption payment, $140.3 million of principal repayments of secured debt and $0.5 million in payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the year ended December 31, 2018, we repaid a net amount of $17.0 million on our Revolving Credit Facility.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2018, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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

See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of December 31, 2018, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 470 properties held for investment, 16 are subject to secured debt to third parties that, as of December 31, 2018, totaled approximately $117.5 million. As of December 31, 2018 and December 31, 2017, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of December 31, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at December 31, 2018 (2)	Maturity Date
Fixed Rate	$117,464	$160,702	3.66%	December 2021 - August 2051
Variable Rate	—	98,500	NA	NA
	$117,464	$259,202	3.66%

(1)	Principal balance does not include deferred financing costs, net of $1.8 million and $2.8 million as of December 31, 2018 and 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Capital Expenditures
For the years ended December 31, 2018, 2017 and 2016, our aggregate capital expenditures were $27.7 million, $7.0 million, and $1.0 million, respectively. The capital expenditures for the years ended December 31, 2018, 2017 and 2016, include $40,000, $0.2 million and $0.1 million, respectively, of capital expenditures for corporate office needs. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $66.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $325.2 million on our common and preferred stock during the year ended December 31, 2018. As described above, on June 1, 2018, we redeemed all outstanding shares of our Series A Preferred Stock. On February 5, 2019, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2019 to stockholders of record as of February 15, 2019.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 470 real estate properties held for investment as of December 31, 2018 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2018, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2018, 61.8% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.

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
CMS-1696-F includes a new case-mix classification system called the skilled nursing facility Patient-Driven Payment Model (“PDPM”) that will become effective on October 1, 2019. PDPM reflects significant changes to the Resident Classification System, Version I (“RCS-I”) that was being considered to replace RUG IV as outlined in an Advanced Notice of Proposed Rulemaking released by CMS in May 2017.
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
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of December 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2019	2020	2021	2022	2023	After 2023
Secured indebtedness (1)	$168,609	$7,255	$7,255	$21,744	$6,154	$6,154	$120,047
Revolving Credit Facility (2)	693,112	26,277	26,349	640,486	—	—	—
Term Loans (3)	1,323,480	35,468	234,732	37,179	1,016,101	—	—
Senior Notes (4)	1,667,855	69,255	69,255	555,505	41,755	236,380	695,705
Operating leases	3,319	440	426	445	467	507	1,034
Total	$3,856,375	$138,695	$338,017	$1,255,359	$1,064,477	$243,041	$816,786

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $51.1 million which is attributable to fixed rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $69.1 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $131.8 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $367.9 million.

In addition to the above, as of December 31, 2018, we have committed to provide up to $8.7 million of future funding related to four loans receivable investments with maturity dates ranging from December 2019 to January 2027.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 3.5%.
Off-Balance Sheet Arrangements
We have a 49% interest in an unconsolidated joint venture. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$166,086	$166,312	$151,802	$139,209
Net income (loss) attributable to common stockholders	59,910	193,580	35,218	(19,394)
Net income (loss) per common share, basic	0.34	1.09	0.20	(0.11)
Net income (loss) per common share, diluted	0.34	1.08	0.20	(0.11)

Other data
Cash flows provided by operations	$101,647	$109,906	$71,471	$75,519
Cash flows (used in) provided by investing activities	(516,379)	219,480	(19,354)	57,759
Cash flows used in financing activities	(114,392)	(161,805)	(138,351)	(212,753)

Weighted-average number of common shares outstanding, basic	178,294,605	178,314,750	178,317,769	178,314,638
Weighted-average number of common shares outstanding, diluted:
Net income (loss)	178,516,388	178,684,024	178,941,213	178,314,638
FFO	178,516,388	178,684,024	178,941,213	178,932,966
AFFO	179,266,983	179,226,155	179,469,883	179,394,677

FFO attributable to common stockholders (1)	$113,431	$104,509	$88,847	$48,215
FFO attributable to common stockholders per diluted common share (1)	0.64	0.58	0.50	0.27
AFFO attributable to common stockholders (1)	106,420	98,040	97,290	77,287
AFFO attributable to common stockholder per diluted common share (1)	0.59	0.55	0.54	0.43

Reconciliation of FFO and AFFO
Net income (loss) attributable to common stockholders	$59,910	$193,580	$35,218	$(19,394)
Depreciation and amortization of real estate assets	48,005	46,828	48,468	48,078
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	(40)	(39)	(40)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	4,552	6,163	5,214	5,324
Net loss (gain) on sales of real estate	472	(142,903)	(14)	14,247
Impairment of real estate	532	881	—	—

FFO attributable to common stockholders	113,431	104,509	88,847	48,215

Merger and acquisition costs (2)	330	112	151	43
Stock-based compensation expense	1,135	2,704	2,436	1,373
Straight-line rental income adjustments	(11,563)	(12,189)	(10,652)	(9,740)
Amortization of above and below market lease intangibles, net	(684)	(684)	5,561	3,508
Non-cash interest income adjustments	(570)	(604)	(548)	(578)
Non-cash interest expense	2,481	2,516	2,551	2,589
Non-cash portion of loss on extinguishment of debt	—	—	—	874
Provision for doubtful straight-line rental income, loan losses and other reserves	2,181	311	8,801	29,513
Other non-cash adjustments related to unconsolidated joint venture	(336)	1,350	118	1,520
Other non-cash adjustments	15	15	25	(30)

AFFO attributable to common stockholders	$106,420	$98,040	$97,290	$77,287

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$62,650	$64,736	$111,789	$166,472
Net income attributable to common stockholders	16,262	17,960	12,534	101,385
Net income per common share, basic	0.25	0.27	0.11	0.57
Net income per common share, diluted	0.25	0.27	0.11	0.57

Other data
Cash flows provided by (used in) operations	$31,587	$22,695	$(1,024)	$82,531
Cash flows (used in) provided by investing activities	(961)	(5,380)	(296,781)	120,562
Cash flows (used in) provided by financing activities	(43,347)	(16,741)	317,891	341,014

Weighted-average number of common shares outstanding, basic	65,354,649	65,438,739	112,149,638	178,234,481
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	65,920,486	65,670,853	112,418,100	178,428,200
AFFO	66,325,908	65,985,940	112,693,779	178,647,299

FFO attributable to common stockholders (1)	$35,399	$31,148	$37,877	$106,843
FFO attributable to common stockholders per diluted common share (1)	0.54	0.47	0.34	0.60
AFFO attributable to common stockholders (1)	36,187	36,134	63,387	106,570
AFFO attributable to common stockholder per diluted common share (1)	0.55	0.55	0.56	0.60

Reconciliation of FFO and AFFO
Net income attributable to common stockholders	$16,262	$17,960	$12,534	$101,385
Depreciation and amortization of real estate assets	19,137	17,220	25,933	51,592
Depreciation and amortization of real estate assets related to noncontrolling interests	—	—	(8)	(45)
Net gain on sales of real estate	—	(4,032)	(582)	(47,415)
Impairment of real estate	—	—	—	1,326

FFO attributable to common stockholders	35,399	31,148	37,877	106,843

Merger and acquisition costs (2)	563	5,888	23,299	505
Stock-based compensation expense	2,588	1,731	2,669	29
Straight-line rental income adjustments	(4,607)	(4,971)	(8,682)	(11,180)
Amortization of above and below market lease intangibles, net	—	—	637	(1,549)
Non-cash interest income adjustments	26	25	(188)	(632)
Non-cash interest expense	1,590	1,654	2,044	2,488
Non-cash portion of loss on extinguishment of debt	—	—	553	—
Change in fair value of contingent consideration	(822)	—	270	126
Provision for doubtful straight-line rental income, loan losses and other reserves	1,390	534	4,886	10,044
Other non-cash adjustments	60	125	22	(104)

AFFO attributable to common stockholders	$36,187	$36,134	$63,387	$106,570

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined in accordance with the definition used by NAREIT, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests), FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations—Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

(2)
Merger and acquisition costs primarily relate to the CCP Merger. Merger and acquisition costs incurred during the year ended December 31, 2017 include $1.4 million of stock-based compensation expense related to former CCP employees.

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
Interest rate risk. As of December 31, 2018, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $117.5 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $624.0 million outstanding under the Revolving Credit Facility. As of December 31, 2018, we had $1.8 billion of outstanding variable rate indebtedness and $376.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of December 31, 2018, our share of unconsolidated joint venture debt was $377.2 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of December 31, 2018, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. During the year ended December 31, 2018, we entered into two new interest rate swaps to hedge $200.0 million of future anticipated debt issuances. Additionally, as of December 31, 2018, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate swap derivative instruments, income would decrease by $10.3 million or increase by $12.6 million, respectively, for the twelve months following December 31, 2018.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $146.9 million and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2018, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2018, our cash flows would have decreased or increased, as applicable, by $0.1 million.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2018, based on the maturity dates (dollars in thousands):

	Maturity
	2019	2020	2021	2022	2023	Thereafter	Total Book Value (1)	Total Fair Value
Secured indebtedness
Fixed rate	$3,421	$3,530	$18,130	$3,185	$3,282	$85,916	$117,464	$101,820
Weighted average effective interest rate	3.66%	3.67%	3.68%	3.68%	3.69%	3.95%	3.66%
Revolving Credit Facility	$—	$—	$624,000	$—	$—	$—	$624,000	$624,000
Weighted average effective interest rate	—	—	3.75%	—	—	—	3.75%
Term Loans	$—	$200,000	$—	$991,700	$—	$—	$1,191,700	$1,191,700
Weighted average effective interest rate (2)	—	2.69%	—	2.99%	—%	—	2.94%
Senior Notes	$—	$—	$500,000	$—	$200,000	$600,000	$1,300,000	$1,270,877
Weighted average effective interest rate	—	—	5.50%	—	5.38%	5.17%	5.33%

(1)
Total book value for secured indebtedness and Term Loans does not include deferred financing costs, net of $1.8 million and $6.8 million, respectively, as of December 31, 2018. Total book value for Senior Notes does not include premium, net of $14.5 million and deferred financing costs, net of $7.1 million as of December 31, 2018.

(2)
Term loans include $845.0 million subject to swap agreements that fix LIBOR at a weighted average rate of 1.19%, and $66.0 million (CAD $90.0 million) and $25.7 million (CAD $35.0 million) subject to swap agreements that fix CDOR at 1.59% and 0.93%, respectively. Excluding these amounts, variable rate debt was 27.2% of total debt as of December 31, 2018.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Financial Data” in Part II, Item 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found in the Investors—Corporate Governance section of our website at www.sabrahealth.com. Waivers from, and amendments to, our Code of Conduct and Ethics that apply to our directors, executive officers or persons performing similar functions will be timely posted in the Investors—Corporate Governance section of our website at www.sabrahealth.com to the extent required by applicable rules of the Securities and Exchange Commission or the Nasdaq Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-52	through	F-72	of this report:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2018
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST

Ex.	Description
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

4.1.1
First Supplemental Indenture, dated May 23, 2013, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo National Bank Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 23, 2013).

4.1.2
Second Supplemental Indenture, dated January 8, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

Ex.	Description
4.1.3
Third Supplemental Indenture, dated January 23, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 23, 2014).

4.1.4
Fourth Supplemental Indenture, dated April 30, 2014, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 5, 2014).

4.1.5
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

4.1.6
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

4.1.7
Seventh Supplemental Indenture, dated March 29, 2017, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on May 8, 2017).

4.2	Form of 5.375% senior note due 2023 (included in Exhibit 4.1.1).

4.3	Form of 5.5% senior note due 2021 (included in Exhibit 4.1.3).

4.4
Indenture, dated as of July 14, 2016, by and among Care Capital Properties, LP, Care Capital Properties, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.4.1
First Supplemental Indenture, dated as of August 17, 2017, by and among Care Capital Properties, LP, PR Sub, LLC, Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.4.2
Second Supplemental Indenture, dated as of August 17, 2017, by and among Sabra Health Care Limited Partnership as successor to Care Capital Properties, LP, Sabra Health Care REIT, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.4.3
Third Supplemental Indenture, dated as of August 17, 2017, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., Care Capital Properties GP, LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.4.4
Fourth Supplemental Indenture, dated as of August 18, 2017, by and among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 23, 2017).

4.5	Form of 5.125% senior note due 2026 (included in Exhibit 4.4).

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

Ex.	Description
10.2
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

10.2.1
First Amendment, dated as of September 30, 2018, to the Fourth Amended and Restated Credit Agreement, dated as of August 17, 2017, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as a guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on November 5, 2018).

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

10.9+*	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective January 1, 2019.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Ex.	Description
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, statements of equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Real estate investments, net of accumulated depreciation of $402,338 and $340,423 as of December 31, 2018 and 2017, respectively	$5,853,545	$5,994,432
Loans receivable and other investments, net	113,722	114,390
Investment in unconsolidated joint venture	340,120	—
Cash and cash equivalents	50,230	518,632
Restricted cash	9,428	68,817
Lease intangible assets, net	131,097	167,119
Accounts receivable, prepaid expenses and other assets, net	167,161	168,887
Total assets	$6,665,303	$7,032,277

Liabilities
Secured debt, net	$115,679	$256,430
Revolving credit facility	624,000	641,000
Term loans, net	1,184,930	1,190,774
Senior unsecured notes, net	1,307,394	1,306,286
Accounts payable and accrued liabilities	94,827	102,523
Lease intangible liabilities, net	83,726	98,015
Total liabilities	3,410,556	3,595,028

Commitments and contingencies (Note 17)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2017	—	58
Common stock, $.01 par value; 250,000,000 shares authorized, 178,306,528 and 178,255,843 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,783	1,783
Additional paid-in capital	3,507,925	3,636,913
Cumulative distributions in excess of net income	(271,595)	(217,236)
Accumulated other comprehensive income	12,301	11,289
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,250,414	3,432,807
Noncontrolling interests	4,333	4,442
Total equity	3,254,747	3,437,249
Total liabilities and equity	$6,665,303	$7,032,277
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$536,605	$364,191	$225,275
Interest and other income	16,667	15,026	27,463
Resident fees and services	70,137	26,430	7,788

Total revenues	623,409	405,647	260,526

Expenses:
Depreciation and amortization	191,379	113,882	68,472
Interest	147,106	88,440	64,873
Operating expenses	49,546	17,860	5,703
General and administrative	36,458	32,401	17,672
Merger and acquisition costs	636	30,255	1,197
Provision for doubtful accounts, straight-line rental income and loan losses	39,075	17,113	5,543
Impairment of real estate	1,413	1,326	29,811

Total expenses	465,613	301,277	193,271

Other income:
Loss on extinguishment of debt	(2,917)	(553)	(556)
Other income	4,480	3,170	10,677
Net gain (loss) on sales of real estate	128,198	52,029	(6,122)

Total other income	129,761	54,646	3,999

Income before loss from unconsolidated joint venture and income tax expense	287,557	159,016	71,254
Loss from unconsolidated joint venture	(5,431)	—	—
Income tax expense	(3,011)	(651)	(1,049)

Net income	279,115	158,365	70,205

Net (income) loss attributable to noncontrolling interests	(33)	18	71

Net income attributable to Sabra Health Care REIT, Inc.	279,082	158,383	70,276

Preferred stock dividends	(9,768)	(10,242)	(10,242)

Net income attributable to common stockholders	$269,314	$148,141	$60,034

Net income attributable to common stockholders, per:

Basic common share	$1.51	$1.40	$0.92

Diluted common share	$1.51	$1.40	$0.92

Weighted-average number of common shares outstanding, basic	178,305,738	105,621,242	65,284,251

Weighted-average number of common shares outstanding, diluted	178,721,744	105,842,434	65,520,672

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$279,115	$158,365	$70,205
Other comprehensive income:
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	720	154	(1,634)
Unrealized gain on cash flow hedges (1)	292	12,933	7,169

Total other comprehensive income	1,012	13,087	5,535

Comprehensive income	280,127	171,452	75,740

Comprehensive (income) loss attributable to noncontrolling interest	(33)	18	71

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$280,094	$171,470	$75,811

(1)	Amounts are net of income tax benefit of $48,000 and expense of $0.1 million for the years ended December 31, 2018 and 2017, respectively, and none for the year ended December 31, 2016.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	5,750,000	$58	65,182,335	$652	$1,202,541	$(142,148)	$(7,333)	$1,053,770	$106	$1,053,876
Net income (loss)	—	—	—	—	—	70,276	—	70,276	(71)	70,205
Other comprehensive income	—	—	—	—	—	—	5,535	5,535	—	5,535
Amortization of stock-based compensation	—	—	—	—	8,559	—	—	8,559	—	8,559
Common stock issuance, net	—	—	134,509	1	(1,513)	—	—	(1,512)	—	(1,512)
Repurchase of common stock	—	—	(31,230)	—	(725)	—	—	(725)	—	(725)
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.67 per share)	—	—	—	—	—	(110,087)	—	(110,087)	—	(110,087)
Balance, December 31, 2016	5,750,000	58	65,285,614	653	1,208,862	(192,201)	(1,798)	1,015,574	35	1,015,609

Net income (loss)	—	—	—	—	—	158,383	—	158,383	(18)	158,365
Other comprehensive income	—	—	—	—	—	—	13,087	13,087	—	13,087
Change in noncontrolling interests	—	—	—	—	—	—	—	—	4,455	4,455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(30)	(30)
Amortization of stock-based compensation	—	—	—	—	9,244	—	—	9,244	—	9,244
Common stock issuance, net	—	—	112,970,229	1,130	2,418,807	—	—	2,419,937	—	2,419,937
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.73 per share)	—	—	—	—	—	(173,176)	—	(173,176)	—	(173,176)
Balance, December 31, 2017	5,750,000	58	178,255,843	1,783	3,636,913	(217,236)	11,289	3,432,807	4,442	3,437,249

Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	279,082	—	279,082	33	279,115
Other comprehensive income	—	—	—	—	—	—	217	217	—	217
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(142)	(142)
Amortization of stock-based compensation	—	—	—	—	9,574	—	—	9,574	—	9,574
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	50,685	—	(371)	—	—	(371)	—	(371)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($1.80 per share)	—	—	—	—	—	(322,878)	—	(322,878)	—	(322,878)
Balance, December 31, 2018	—	$—	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$279,115	$158,365	$70,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,379	113,882	68,472
Amortization of above and below market lease intangibles, net	7,701	(912)	—
Non-cash interest income adjustments	(2,300)	(769)	582
Non-cash interest expense	10,137	7,776	5,678
Stock-based compensation expense	7,648	8,359	7,496
Loss on extinguishment of debt	874	553	556
Straight-line rental income adjustments	(44,144)	(29,440)	(21,984)
Provision for doubtful accounts, straight-line rental income and loan losses	39,075	17,113	5,543
Change in fair value of contingent consideration	—	(426)	(1,526)
Net (gain) loss on sales of real estate	(128,198)	(52,029)	6,122
Impairment of real estate	1,413	1,326	29,811
Loss from unconsolidated joint venture	5,431	—	—
Distributions of earnings from unconsolidated joint venture	8,910	—	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,753)	(16,811)	(2,339)
Accounts payable and accrued liabilities	(11,745)	(71,198)	7,312
Net cash provided by operating activities	358,543	135,789	175,928
Cash flows from investing activities:
Acquisition of real estate	(261,511)	(419,905)	(153,579)
Cash received in CCP Merger	—	77,859	—
Origination and fundings of loans receivable	(50,731)	(17,239)	(9,675)
Origination and fundings of preferred equity investments	(5,313)	(2,749)	(7,348)
Additions to real estate	(27,697)	(6,954)	(1,003)
Repayments of loans receivable	51,789	32,430	215,962
Repayments of preferred equity investments	6,870	3,755	—
Investment in unconsolidated joint venture	(354,461)	—	—
Net proceeds from sales of real estate	382,560	150,243	98,006
Net cash (used in) provided by investing activities	(258,494)	(182,560)	142,363
Cash flows from financing activities:
Net (repayments of) proceeds from revolving credit facility	(17,000)	253,000	(229,000)
Proceeds from term loans	—	181,000	69,360
Principal payments on secured debt	(140,338)	(4,145)	(14,768)
Payments of deferred financing costs	(352)	(15,337)	(5,937)
Payment of contingent consideration	—	(382)	—
Distributions to noncontrolling interests	(142)	(30)	—
Preferred stock redemption	(143,750)	—	—
Issuance of common stock, net	(499)	366,800	(1,289)
Dividends paid on common and preferred stock	(325,220)	(182,089)	(119,264)
Net cash (used in) provided by financing activities	(627,301)	598,817	(300,898)
Net (decrease) increase in cash, cash equivalents and restricted cash	(527,252)	552,046	17,393
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(539)	738	25
Cash, cash equivalents and restricted cash, beginning of period	587,449	34,665	17,247
Cash, cash equivalents and restricted cash, end of period	$59,658	$587,449	$34,665
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$137,668	$69,686	$59,234
Income taxes paid	$1,800	$714	$854
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business in CCP Merger (see Note 3)	$—	$3,726,092	$—
Assumption of indebtedness in CCP Merger	$—	$(1,751,373)	$—
Stock exchanged in CCP Merger	$—	$(2,052,578)	$—
Real estate acquired through loan receivable foreclosure	$—	$19,096	$10,100
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$(6,913)	$—
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun (the “Separation Date”). Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its United States (“U.S.”) federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the United States and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and a wholly owned subsidiary of Sabra is currently the only limited partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments; and an investment in an unconsolidated joint venture.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
As of December 31, 2018, the Company determined that it was the primary beneficiary of one VIE—a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of this entity in the accompanying consolidated financial statements. As of December 31, 2018, the Company determined that the operations of this entity were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2018 and 2017, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2018, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s consolidated statements of cash flows for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by the Company (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of above market lease, tenant origination and absorption costs and tenant relationship intangible assets is included in lease intangible assets, net on the accompanying consolidated balance sheets. The acquisition value of below market lease intangible liabilities is included in lease intangible liabilities, net on the accompanying consolidated balance sheets. Acquisition costs associated with real estate acquisitions deemed asset acquisitions are capitalized, and costs associated with real estate acquisitions deemed business combinations are expensed as incurred. The Company capitalized $0.7 million and $1.0 million of acquisition costs during the years ended December 31, 2018 and 2017, respectively. Restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2018, 2017 and 2016, the Company expensed $0.6 million, $30.3 million and $1.2 million, respectively, of merger and acquisition costs.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of income. Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, five to 20 years; buildings and building improvements, seven to 40 years; and furniture and equipment, three to 20 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods of up to 10 years.
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

Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2018 and 2017, the Company did not have any assets held for sale.
For sales of real estate where the Company has collected the consideration to which it is entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period in which the transaction closes. Any post-sale involvement is accounted for as separate performance obligations, and when the separate performance obligations are satisfied, the portion of the sales price allocated to each such obligation is recognized.
Additionally, the Company records the operating results related to real estate that has been disposed of or classified as held for sale as discontinued operations for all periods presented if it represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Investment in Unconsolidated Joint Venture
The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated statements of income. The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between the Company’s cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture.
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
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. As of December 31, 2018, the book value of the Company’s investment in the Enlivant Joint Venture was $340.1 million.
Net Investment in Direct Financing Lease
As of December 31, 2018, the Company had a $23.4 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the total undiscounted rental payments of $5.6 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $6.9 million as of December 31, 2018. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $2.6 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively, and is reflected in interest and other income on the accompanying consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at December 31, 2018, were as follows: $2.2 million for 2019; $2.3 million for 2020; and $2.1 million for 2021.
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
On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses. The Company’s evaluation includes reviewing credit quality indicators such as payment status, changes affecting the underlying real estate collateral (for collateral dependent loans), changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for doubtful accounts, straight-line rental income and loan losses on the Company’s consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes an asset-specific component and a portfolio-based component.
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
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2018. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2018 and 2017, restricted cash totaled $9.4 million and $68.8 million, respectively, and restricted cash obligations totaled $5.5 million and $6.5 million, respectively. Restricted cash as of December 31, 2017 included $57.5 million held by exchange accommodation titleholders.
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
The Company evaluates its tax positions using a two step approach: step one (recognition) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. The Company will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.
Foreign Currency
Certain of the Company’s subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive income (loss), a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of interest and other income on its consolidated statements of income.
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
The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific transactions, as well as recognizing obligations or assets on the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying transaction will not occur, the Company would discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the then-current fair value of the derivative.

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
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items as Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company may use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) to establish a fair value. If more than one valuation source is used, the Company will assign weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
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
Recently Issued Accounting Standards Update
Adopted
Between May 2014 and February 2017, the Financial Accounting Standards Board (“FASB”) issued four Accounting Standards Updates (each, an “ASU”) changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. The Revenue ASUs became effective for the Company on January 1, 2018 with the Company electing to use the modified retrospective approach for its adoption. Further, the Company elected to reassess only contracts that were not completed as of the adoption date. The adoption of these ASUs did not have a material impact to beginning retained earnings as of January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides specific guidance clarifying how certain cash receipts and payments should be classified. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-15 and ASU 2016-18 effective beginning January 1, 2018. The full retrospective approach of adoption is required for both ASUs and, accordingly, certain line items in the Company’s consolidated statements of cash flows have been reclassified to conform to the current period presentation. The following table illustrates changes in the Company’s cash flows as reported in the accompanying consolidated statements of cash flows and as previously reported prior to the adoption (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	As Reported	As Previously Reported	As Reported	As Previously Reported
Net cash provided by operating activities	$135,789	$133,486	$175,928	$176,739
Net increase in balance	552,046	492,231	17,393	18,204
Balance - beginning of the year	34,665	25,663	17,247	7,434
Balance - end of the year	587,449	518,632	34,665	25,663
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance under previous GAAP. ASU 2017-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 effective beginning January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company recognized the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption, which resulted in a decrease to cumulative distributions in excess of net income and an increase to accumulated other comprehensive income of $0.8 million.
In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). Topic 842 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. Topic 842 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. Topic 842 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt Topic 842 on January 1, 2019 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, the Company elected to use the available practical expedient package, and therefore did not reassess classification of its existing leases.
Additionally, the Company has elected a practical expedient not to separate lease and nonlease components (such as services rendered), which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. As a result of electing this practical expedient, the Company, beginning January 1, 2019, will recognize revenue from its leased skilled nursing/transitional care facilities, senior housing communities, and specialty hospitals and other facilities under Topic 842 and will recognize revenue from its Senior Housing - Managed communities under the Revenue ASUs (codified under Topic 606). Upon adoption of Topic 842, the Company will recognize its operating leases for which it is the lessee, mainly its corporate office lease and ground leases, on its consolidated balance sheets, as a lease liability of approximately $10 million and a corresponding right-of-use asset.
Furthermore, Topic 842 requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties. In contrast, lessor costs that are paid by the lessor and reimbursed by the lessee will be included in the measurement of variable lease revenue and the associated expense.
Issued but Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.
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
CCP Merger
On August 17, 2017, the Company completed the CCP Merger. Under the terms of the Merger Agreement, each share of CCP common stock issued and outstanding immediately prior to the effective time of the CCP Merger (other than any shares owned directly by CCP, the Company or their respective subsidiaries, in each case not held on behalf of third parties) was converted into the right to receive 1.123 newly issued shares of Company common stock, resulting in the issuance of approximately 94.0 million shares of Company common stock at the effective time of the CCP Merger. As a result of the CCP Merger, the Company acquired 330 properties (consisting of 296 skilled nursing/transitional care facilities, 13 senior housing communities and 21 specialty hospitals and other facilities), one skilled nursing/transitional care facility leased to an operator under a direct financing lease (see Note 2, “Summary of Significant Accounting Policies—Net Investment in Direct Financing Lease”), 18 investments in loans receivable (see Note 7, “Loans Receivable and Other Investments”) and one specialty valuation firm that the Company subsequently sold in March 2018. Sabra also assumed certain outstanding equity awards and other debt and liabilities of CCP (see Note 8, “Debt”). Based on the closing price of Sabra’s common stock on August 16, 2017, the Company estimates the fair value of the consideration exchanged or assumed to be approximately $2.1 billion.
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
Recent Real Estate Acquisitions
During the year ended December 31, 2018, the Company acquired 11 Senior Housing - Managed communities, eight senior housing communities and two skilled nursing/transitional care facilities. During the year ended December 31, 2017, in addition to the properties acquired as a result of the CCP Merger, the Company acquired 22 skilled nursing/transitional care facilities and two senior housing communities. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017
Land	$29,712	$58,771
Building and improvements	232,893	359,310
Tenant origination and absorption costs intangible assets	2,046	6,684
Tenant relationship intangible assets	677	2,053
Total consideration	$265,328	$426,818

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions have weighted-average amortization periods as of the respective dates of acquisition of 13 years and 22 years, respectively, for acquisitions completed during the year ended December 31, 2018, and 13 years and 23 years, respectively, for acquisitions completed during the year ended December 31, 2017.
For the year ended December 31, 2018, the Company recognized $44.0 million and $14.0 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2018. For the year ended December 31, 2017, the Company recognized $10.6 million and $7.7 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2017 (excluding the properties acquired as a result of the CCP Merger).

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	335	37,628	$4,094,484	$(224,942)	$3,869,542
Senior Housing - Leased	90	7,332	1,237,790	(125,902)	1,111,888
Senior Housing - Managed	23	1,603	301,739	(19,537)	282,202
Specialty Hospitals and Other	22	1,085	621,236	(31,640)	589,596
	470	47,648	6,255,249	(402,021)	5,853,228
Corporate Level			634	(317)	317
			$6,255,883	$(402,338)	$5,853,545
As of December 31, 2017

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	384	43,223	$4,364,387	$(209,039)	$4,155,348
Senior Housing - Leased	88	8,137	1,166,687	(102,370)	1,064,317
Senior Housing - Managed	13	1,113	189,120	(12,125)	176,995
Specialty Hospitals and Other	22	1,085	614,068	(16,620)	597,448
	507	53,558	6,334,262	(340,154)	5,994,108
Corporate Level			593	(269)	324
			$6,334,855	$(340,423)	$5,994,432

	December 31, 2018	December 31, 2017
Building and improvements	$5,388,102	$5,449,415
Furniture and equipment	237,145	232,889
Land improvements	1,254	3,456
Land	629,382	649,095
	6,255,883	6,334,855
Accumulated depreciation	(402,338)	(340,423)
	$5,853,545	$5,994,432
Operating Leases
As of December 31, 2018, the substantial majority of the Company’s real estate properties (excluding 23 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one to 15 years. As of December 31, 2018, the leases had a weighted-average remaining term of nine years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $12.4 million and $20.3 million as of December 31, 2018 and 2017, respectively, and letters of credit deposited with the Company totaled approximately $98 million and $96 million as of December 31, 2018 and 2017, respectively. In addition, the Company’s tenants have deposited with the Company $17.5 million and $28.3 million as of December 31, 2018 and 2017, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
As of December 31, 2018, the Company had a $1.3 million reserve for unpaid cash rental income and a $35.8 million reserve associated with accumulated straight-line rental income. As of December 31, 2017, the Company had a $3.2 million reserve for unpaid cash rental income and a $12.4 million reserve associated with accumulated straight-line rental income.
In 2017, the Company entered into memoranda of understanding with Genesis Healthcare, Inc. (“Genesis”) to market for sale up to all of its remaining Genesis facilities and to restructure its lease agreements with Genesis to increase the marketability of these facilities to potential buyers. Effective January 1, 2018, the annual base rent payable under the Genesis leases was reduced by $19.0 million pursuant to a lease restructuring agreement. During the year ended December 31, 2018, the Company completed the sale of 43 facilities leased to Genesis. The Company has entered into agreements to sell three of its remaining 11 Genesis facilities and expects to retain eight facilities. The three facilities are being sold subject to HUD-insured debt, and the sales are expected to close upon approval by HUD.
In addition, on December 5, 2018, the Company entered into a purchase and sale agreement to sell the 36 skilled nursing/transitional care facilities and two senior housing communities currently operated by Senior Care Centers. In January 2019, the agreement was amended to reduce the number of facilities being sold to 26 skilled nursing/transitional care facilities and two senior housing communities (together, the “Senior Care Centers Sale Facilities”) for an aggregate sales price of $282.5 million, all of which is payable in cash by the purchaser at closing. The Company plans to retain the remaining 10 facilities (the “Retained Facilities”) and re-lease those facilities to one or more new operators. The Company expects to complete the sale of the Senior Care Centers Sale Facilities and transition of the Retained Facilities on April 1, 2019, subject to customary closing conditions including approval of operations transfer and related agreements by the bankruptcy court overseeing a petition for relief under Chapter 11 of the United States Bankruptcy Code filed by Senior Care Centers. There can be no assurances that the sale of the Senior Care Centers Sale Facilities or the transition of the Retained Facilities will be consummated, on the foregoing terms or timing or at all. If the closing of the sale occurs, the Company expects to record an impairment equal to the excess of the carrying value of the Senior Care Centers Sale Facilities over the net sales proceeds received at closing. In addition, depending on the terms at which the Company can re-lease the Retained Facilities, the Company may be required to record an impairment related to the Retained Facilities. Accordingly, the Company expects to record an impairment charge of between $60.1 million to $76.0 million during the first quarter of 2019 related to the facilities currently operated by Senior Care Centers. During the third quarter of 2018, the Company issued to Senior Care Centers notices of default and lease termination due to Senior Care Centers’ non-payment of rent under the terms of the master leases. As a result, Senior Care Centers is currently operating the facilities on a month-to-month basis. Deposits were fully exhausted to pay contractual rents and cash rents were recorded through a portion of September 2018. The net shortfall in cash rents from Senior Care Centers through December 31, 2018 was $16.5 million. No straight-line rents have been recorded since May 2018, and during the year ended December 31, 2018, the Company reserved the $5.3 million straight-line rent receivable balance related to the Senior Care Centers master leases. There can be no assurances that the Company will receive any additional rent payments from Senior Care Centers during the pendency of the sale process. Prior to termination of the master leases, the annual lease rate was $58.5 million. On December 4, 2018, Senior Care Centers filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the Northern District of Texas. Although the sale of the Senior Care Centers Sale Facilities and transition of the Retained Facilities is subject to approval by the bankruptcy court, the Company does not expect Senior Care Centers’ bankruptcy filing to have a substantive impact on the Company’s disposition and transition of the facilities operated by Senior Care Centers. On February 15, 2019, the Company entered into a settlement agreement with Senior Care Centers pursuant to which the Company has agreed to discharge its claims against Senior Care Centers in exchange for certain settlement payments, a portion of which would be applied to pay post-petition rent totaling $5.7 million. The effectiveness of this settlement agreement is subject to bankruptcy court approval.
On December 19, 2018, the Company entered into a non-binding letter of intent to terminate its triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into one or more management agreements pursuant to which Holiday will manage the Holiday Communities. In exchange, the Company would receive $57.2 million of total consideration, including $15.1 million of retained security deposits and a $42.1 million termination fee to be paid in cash. During the year ended December 31, 2018, the Company reserved the $28.9 million straight-line rent receivable balance related to the Holiday master lease. The Company expects to terminate the Holiday master lease and enter into the Holiday management agreements in early 2019, though there can be no assurances that the transactions will be completed on the foregoing terms or timing or at all.

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
For the year ended December 31, 2018, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2018, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows (in thousands):

2019	$465,766
2020	456,207
2021	452,346
2022	454,216
2023	437,277
Thereafter	2,407,064
$4,672,876

5.	IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2018
During the year ended December 31, 2018, the Company recognized a $1.4 million real estate impairment, of which $0.9 million related to one skilled nursing/transitional care facility and $0.5 million related to one senior housing community sold during the year.
During the year ended December 31, 2018, the Company completed the sale of 51 skilled nursing/transitional care facilities, six senior housing communities and one Senior Housing - Managed community for aggregate consideration, net of closing costs, of $382.6 million. The net carrying value of the assets and liabilities of these facilities was $254.4 million, which resulted in an aggregate $128.2 million net gain on sale.
Excluding the net gain on sale and the real estate impairment related to one senior housing community sold during the year, the Company recognized $23.6 million, $47.1 million and $39.4 million of net income during the years ended December 31, 2018, 2017 and 2016, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2017
During the year ended December 31, 2017, the Company recognized a $1.3 million real estate impairment related to one skilled nursing/transitional care facility.
During the year ended December 31, 2017, the Company completed the sale of 31 skilled nursing/transitional care facilities and one senior housing community for aggregate consideration, net of closing costs, of $150.2 million. The net carrying value of the assets and liabilities of these facilities was $98.2 million, resulting in an aggregate $52.0 million net gain on sale.

Excluding the net gain on sale, the Company recognized $12.6 million and $15.2 million of net income during the years ended December 31, 2017 and 2016, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2016
During the year ended December 31, 2016, the Company recognized a $29.8 million real estate impairment related to one acute care hospital sold during the year.
During the year ended December 31, 2016, the Company completed the sale of four skilled nursing/transitional care facilities, one acute care hospital and one parcel of land for aggregate consideration, net of closing costs, of $98.0 million. The net carrying value of the assets and liabilities of these facilities was $104.1 million, resulting in an aggregate $6.1 million net loss on sale.
Excluding the net loss on sale and the real estate impairment related to one acute care hospital sold during the year, the Company recognized $0.7 million of net income during the year ended December 31, 2016 from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.	INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Lease Intangible Assets:
Above market leases	$61,572	$76,443
Tenant origination and absorption costs	73,323	76,336
Tenant relationship	26,936	27,436
Gross lease intangible assets	161,831	180,215
Accumulated amortization	(30,734)	(13,096)
Lease intangible assets, net	$131,097	$167,119
Lease Intangible Liabilities:
Below market leases	$102,098	$102,643
Accumulated amortization	(18,372)	(4,628)
Lease intangible liabilities, net	$83,726	$98,015
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
(Decrease) increase to rental income related to above/below market leases, net	$(7,701)	$912	$—
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(16,118)	(11,822)	(3,182)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2018 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2019	$21,367	$13,779
2020	17,822	12,221
2021	15,363	8,012
2022	14,427	7,269
2023	11,317	7,269
Thereafter	50,801	35,176
	$131,097	$83,726

Weighted-average remaining amortization period	8.9 years	9.3 years

7.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2018 and 2017, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2018
Investment	Quantity as of December 31, 2018	Property Type	Principal Balance as of December 31, 2018 (1)	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2018
Loans Receivable:
Mortgage	1	Specialty Hospital	$18,577	$18,577	$12,351	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	4,569	4,629	2,733	8.0%	7.7%	04/30/21- 09/30/22
Mezzanine	1	Skilled Nursing	23,952	2,188	10,239	10.0%	41.9%	05/25/20
Pre-development	—	Senior Housing	—	—	2,357	N/A	N/A	N/A
Other	18	Multiple	49,394	45,324	38,324	7.3%	8.1%	02/28/19- 08/31/28
	22		96,492	70,718	66,004	8.5%	9.7%

Loan loss reserve			—	(1,258)	(97)
			$96,492	$69,460	$65,907
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	43,851	44,262	48,483	12.1%	12.1%	N/A
Total	31		$140,343	$113,722	$114,390	9.6%	10.6%

(1)	Principal balance includes amounts funded and accrued but unpaid interest/preferred return and excludes capitalizable fees.
In connection with the CCP Merger, the Company acquired 18 loans receivable investments with a principal balance of $83.3 million and fair value of $58.2 million as of August 17, 2017.
Of the loans acquired in connection with the CCP Merger, eight loans receivable investments with a principal balance of $36.3 million were considered to have deteriorated credit quality, and based on the collateral or expected cash flows, the fair value was determined to be $11.3 million and the accretable yield was $3.5 million as of August 17, 2017. During the year ended December 31, 2018, one loan with deteriorated credit quality was repaid in full. As of December 31, 2018 and 2017, the book value of these loans was $4.2 million and $10.0 million, respectively.

The following table presents changes in the accretable yield for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Accretable yield, beginning of period	$2,483	$—
Additions	—	3,481
Accretion recognized in earnings	(2,761)	(998)
Net reclassification from nonaccretable difference	727	—
Accretable yield, end of period	$449	$2,483
During the year ended December 31, 2018, the Company recorded a $0.7 million provision for specific loan losses and increased its portfolio-based loan loss reserve by $0.5 million.
As of December 31, 2018, the Company had a $0.7 million specific loan loss reserve, and the portfolio-based loan loss reserve was $0.6 million. As of December 31, 2018, the Company considered one loan receivable investment to be impaired, which had a principal balance of $1.3 million and $1.4 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, two loans receivable investments with an aggregate book value of $1.3 million were on nonaccrual status. Additionally, as of December 31, 2018, the Company recognized interest income related to one loan receivable investment, with a book value of $4.3 million, that was more than 90 days past due. As of December 31, 2018, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
During the year ended December 31, 2017, the Company recorded a $4.8 million provision for specific loan losses related to two loans receivable investments, both of which were repaid as of December 31, 2017, and reduced its portfolio-based loan loss reserve by $0.3 million.
As of December 31, 2017, the Company had no specific loan loss reserve, and the portfolio-based loan loss reserve was $0.1 million. As of December 31, 2017, the Company did not consider any loans receivable investments to be impaired, and one loan receivable investment with a book value of $0 was on nonaccrual status.

8.	DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of December 31, 2018 (1)	Principal Balance as of December 31, 2017 (1)	Weighted Average Effective Interest Rate at December 31, 2018 (2)	Maturity Date
Fixed Rate	$117,464	$160,702	3.66%	December 2021 - August 2051
Variable Rate	—	98,500	NA	NA
	$117,464	$259,202	3.66%

(1)	Principal balance does not include deferred financing costs, net of $1.8 million and $2.8 million as of December 31, 2018 and 2017, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.

On August 17, 2017, in connection with the CCP Merger (see Note 3, “CCP Merger and Recent Real Estate Acquisitions”), the Company assumed a $98.5 million variable rate secured term loan that bore interest at LIBOR plus 1.80% and was to mature in July 2019. The loan was repaid during the fourth quarter of 2018, and the Company recognized a $2.0 million loss on extinguishment of debt related to prepayment penalty fees associated with the early repayment of the loan.
The Company repaid $37.6 million of fixed rate debt secured by facilities sold during the fourth quarter of 2018. The Company recognized a $0.9 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with this repayment.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31,
Title	Maturity Date	2018 (1)	2017 (1)
5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,300,000	$1,300,000

(1)
Principal balance does not include premium, net of $14.5 million and deferred financing costs, net of $7.1 million as of December 31, 2018 and does not include premium, net of $15.9 million and deferred financing costs, net of $9.6 million as of December 31, 2017.

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
The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, at the redemption prices set forth in the indenture governing the 2021 Notes, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2021 Notes are not redeemed, the 2021 Notes mature on February 1, 2021.
5.375% Notes Due 2023. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior unsecured notes due 2023 (the “2023 Notes”). The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
The 2023 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, at the redemption prices set forth in the indenture governing the 2023 Notes, plus accrued and unpaid interest to the applicable redemption date. Assuming the 2023 Notes are not redeemed, the 2023 Notes mature on June 1, 2023.
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
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2018.
Credit Facility
Effective on August 17, 2017, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit facility (the “Credit Facility”). The Credit Facility amends and restates the prior credit facility entered into by the Borrowers in January 2016 (the “Prior Credit Facility”). The Company recognized a $0.6 million loss on extinguishment of debt during the year ended December 31, 2017 related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Facility.
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
As of December 31, 2018, there was $624.0 million outstanding under the Revolving Credit Facility and $376.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of December 31, 2018, the interest rate on the Revolving Credit Facility was 3.75%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2018, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense of $147.1 million, $88.4 million and $64.9 million, respectively. Interest expense includes non-cash interest expense of $10.1 million, $7.8 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the Company had $24.0 million and $24.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2018 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
2019	$3,421	$—	$—	$—	$3,421
2020	3,530	—	200,000	—	203,530
2021	18,130	624,000	—	500,000	1,142,130
2022	3,185	—	991,700	—	994,885
2023	3,282	—	—	200,000	203,282
Thereafter	85,916	—	—	600,000	685,916
Total Debt	117,464	624,000	1,191,700	1,300,000	3,233,164
Premium, net	—	—	—	14,500	14,500
Deferred financing costs, net	(1,785)	—	(6,770)	(7,106)	(15,661)
Total Debt, Net	$115,679	$624,000	$1,184,930	$1,307,394	$3,232,003

(1)	Revolving Credit Facility is subject to two six-month extension options.

9.	DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2018, approximately $8.4 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	December 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,045,000	$845,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$55,401	$56,300

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$899	$—
(1) Balance includes forward starting interest rate swaps having an effective date of June 2019 that have been entered into as of December 31, 2018 to hedge $200.0 million of anticipated fixed-rate debt issuance to occur sometime during 2019.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2018 and 2017 (dollars in thousands):

		Count as of December 31, 2018	Fair Value		Maturity Dates
			December 31,
Type	Designation		2018	2017		Balance Sheet Location
Assets:
Interest rate swap	Cash Flow	12	$25,184	$25,221	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net Investment	2	4,160	674	2025	Accounts receivable, prepaid expenses and other assets, net
			$29,344	$25,895
Liabilities:
Forward starting interest rate swap	Cash Flow	2	$4,529	$—	2029	Accounts payable and accrued liabilities
CAD term loan	Net Investment	1	91,700	99,588	2022	Term loans, net
			$96,229	$99,588
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for years ended December 31, 2018, 2017 and 2016:

	Gain (Loss) Recognized in Other Comprehensive Income			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income			Income Statement Location
	For the year ended December 31,
	2018	2017	2016	2018	2017	2016
Cash Flow Hedges:
Interest rate products	$2,707	$10,807	$5,879	$3,099	$(2,174)	$(1,360)	Interest expense
Net Investment Hedges:
Foreign currency products	3,554	(2,378)	(2,085)	—	—	—	N/A
CAD term loan	7,888	(6,588)	(3,750)	—	—	—	N/A
	$14,149	$1,841	$44	$3,099	$(2,174)	$(1,360)
The gain (loss) in the table above related to interest rate products reclassified from accumulated other comprehensive income into income are included in interest expense on the consolidated statements of income. Interest expense totaled $147.1 million, $88.4 million and $64.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, no cash flow hedges were determined to be ineffective. During the year ended December 31, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $22,000 of unrealized gains related to its interest rate swaps to other income on the consolidated statements of income. During the year ended December 31, 2016, the Company determined that a portion of a cash flow hedge was ineffective and recognized $0.8 million of unrealized gains related to its interest rate swaps to other income on the consolidated statements of income.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2018, the Company had one outstanding cross currency interest rate swap not designated as a hedging instrument in an asset position with a fair value of $67,000 and included this amount in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the years ended December 31, 2018 and 2017, the Company recorded $34,000 of other income and $8,000 of other expense, respectively, related to cross currency interest rate swaps not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$29,344	$—	$29,344	$(2,069)	$—	$27,275
Offsetting Liabilities:
Derivatives	$4,529	$—	$4,529	$(2,069)	$—	$2,460

	As of December 31, 2017
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$25,895	$—	$25,895	$—	$—	$25,895
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million. As of December 31, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $2.5 million.

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
Preferred equity investments: These instruments are presented on the accompanying consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investments, the underlying collateral value and other credit enhancements. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 and 2017 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2018			December 31, 2017
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$96,492	$69,460	$65,797	$91,280	$65,907	$65,892
Preferred equity investments	43,851	44,262	43,825	48,035	48,483	47,064
Financial liabilities:
Senior Notes	1,300,000	1,307,394	1,270,877	1,300,000	1,306,286	1,329,191
Secured indebtedness	117,464	115,679	101,820	259,202	256,430	246,461

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.

The Company determined the fair value of financial instruments as of December 31, 2018 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$65,797	$—	$—	$65,797
Preferred equity investments	43,825	—	—	43,825
Financial liabilities:
Senior Notes	1,270,877	—	1,270,877	—
Secured indebtedness	101,820	—	—	101,820
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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2018, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swap	$25,184	$—	$25,184	$—
Cross currency swap	4,160	—	4,160	—
Financial liabilities:
Interest rate swap	4,529	—	4,529	—

11.	EQUITY
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
The Company redeemed all 5,750,000 shares of its Series A Preferred Stock on June 1, 2018 (the “Redemption Date”) for $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125. As a result of the redemption, the Company incurred a charge of $5.5 million related to the original issuance costs of the Series A Preferred Stock. The charge is presented as an additional preferred stock dividend in the Company’s consolidated statements of income for the year ended December 31, 2018.
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
Other Common Stock Issuances
During the years ended December 31, 2018 and 2017 , the Company issued 0.1 million and 0.3 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2018, 2017 and 2016, the Company incurred $0.4 million, $3.1 million and $1.5 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	Year Ended December 31,
	2018	2017
Foreign currency translation loss	$(2,193)	$(2,913)
Unrealized gains on cash flow hedges	14,494	14,202
Total accumulated other comprehensive income	$12,301	$11,289

12.	STOCK-BASED COMPENSATION
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
Stock Options
In connection with the CCP Merger, the Company assumed stock options outstanding as of the effective time of the CCP Merger. As of December 31, 2018, these stock options, totaling 1.2 million shares underlying the stock options with exercise prices ranging from $24.24 to $34.09 per share, remained outstanding and are exercisable through February 13, 2019. As of December 31, 2018, the weighted average exercise price per share was $28.04 and the stock options had no intrinsic value.
As of December 31, 2017, 1.7 million stock options with a weighted average exercise price per share of $27.92 were outstanding.
During the year ended December 31, 2018, no stock options were exercised and 0.5 million stock options expired.
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested (and subject to any applicable deferral or holdback period), each performance-based restricted stock unit is convertible into one share of common stock, subject to any deferrals in issuance pursuant to the grant. The restricted stock units are valued on the grant date based on the market price of the Company’s common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company’s funds from operations as adjusted (“FFO”) differs from a target FFO amount for a period specified in each grant and will range from 0% to 250% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return (“TSR”) of the Company’s common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 200% of the TSR Units initially granted. Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company’s common stock on the date the relevant transaction occurs.
The following table summarizes additional information concerning restricted stock units at December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2017	1,125,487	$19.71
Granted	601,696	16.02
Vested	(170,951)	21.35
Dividends reinvested	118,797	19.06
Cancelled/forfeited	(197,711)	20.34
Unvested as of December 31, 2018	1,477,318	$17.88
As of December 31, 2018, the weighted average remaining vesting period of restricted stock units was 2.5 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2018, 2017 and 2016 was $16.02, $19.38 and $22.05, respectively. The total fair value of units vested during the years ended December 31, 2018, 2017 and 2016 was $3.6 million, $8.4 million and $4.7 million, respectively.
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

	2018	2017	2016
Risk free interest rate	2.36% - 2.59%	1.42% - 1.99%	0.78% - 1.60%
Expected stock price volatility	28.57% - 30.02%	28.86% - 30.97%	27.40% - 28.42%
Expected service period	2.5 - 3.0 years	2.2 - 3.0 years	2.3 - 3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2018, 2017 and 2016, the Company recognized $7.6 million, $7.0 million and $7.5 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income. During the year ended December 31, 2017, the Company recognized $1.4 million of stock-based compensation expense related to former CCP employees included in merger and acquisition costs in the consolidated statements of income. As of December 31, 2018, there was $19.3 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.5 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant’s eligible compensation. During the years ended December 31, 2018, 2017 and 2016, the Company’s matching contributions were approximately $171,000, $143,000 and $73,000, respectively.

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
As a result of acquisitions in Canada during 2015, the Company is subject to income taxes under the laws of Canada. The Company recorded a $0.6 million, $1.3 million and $0.7 million income tax benefit during the years ended December 31, 2018, 2017 and 2016, respectively, with respect to its Canadian operations. Due to uncertainty over the Company’s ability to utilize this income tax benefit in future periods, the Company recorded a valuation allowance of $0.7 million, $1.2 million and $0.7 million against the deferred tax benefit during the years ended December 31, 2018, 2017 and 2016, respectively.
The following is a reconciliation of the Company’s beginning and ending unrecognized tax benefits (in thousands):

Balance at December 31, 2015	$24,212
Additions (reductions) based on prior years’ tax positions	(24,212)
Additions (reductions) based on 2016 tax positions	—
Balance at December 31, 2016	$—

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2017 tax positions	—
Balance at December 31, 2017	$—

Additions (reductions) based on prior years’ tax positions	—
Additions (reductions) based on 2018 tax positions	—
Balance at December 31, 2018	$—
During the 2016 fiscal year, the full amount of unrecognized tax benefits was released due to the lapse of applicable statute of limitations. The balance of unrecognized tax benefits did not change in fiscal years 2017 and 2018, and the Company does not anticipate that the balance of unrecognized tax benefits will change materially in fiscal year 2019. The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2015 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income attributable to common stockholders	$269,314	$148,141	$60,034

Denominator
Basic weighted average common shares and common equivalents	178,305,738	105,621,242	65,284,251
Dilutive stock options and restricted stock units	416,006	221,192	236,421
Diluted weighted average common shares	178,721,744	105,842,434	65,520,672

Net income attributable to common stockholders, per:
Basic common share	$1.51	$1.40	$0.92

Diluted common share	$1.51	$1.40	$0.92
During the years ended December 31, 2018, 2017 and 2016, approximately 121,000, 132,000 and 128,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were considered anti-dilutive during the years ended December 31, 2018 and 2017, and no stock options were outstanding during the year ended December 31, 2016.

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

CONSOLIDATING BALANCE SHEET
December 31, 2018
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$317	$—	$—	$1,609,861	$4,243,367	$—	$5,853,545
Loans receivable and other investments, net	(560)	—	—	50,534	63,748	—	113,722
Investment in unconsolidated joint venture	—	—	—	—	340,120	—	340,120
Cash and cash equivalents	40,835	—	—	3,508	5,887	—	50,230
Restricted cash	—	—	—	1,820	7,608	—	9,428
Lease intangible assets, net	—	—	—	15,892	115,205	—	131,097
Accounts receivable, prepaid expenses and other assets, net	798	37,075	—	58,710	81,597	(11,019)	167,161
Intercompany	1,972,059	2,646,669	—	—	—	(4,618,728)	—
Investment in subsidiaries	1,258,715	1,629,795	—	33,083	—	(2,921,593)	—
Total assets	$3,272,164	$4,313,539	$—	$1,773,408	$4,857,532	$(7,551,340)	$6,665,303
Liabilities
Secured debt, net	$—	$—	$—	$—	$115,679	$—	$115,679
Revolving credit facility	—	624,000	—	—	—	—	624,000
Term loans, net	—	1,094,177	—	90,753	—	—	1,184,930
Senior unsecured notes, net	—	1,307,394	—	—	—	—	1,307,394
Accounts payable and accrued liabilities	21,750	29,253	—	2,695	52,148	(11,019)	94,827
Lease intangible liabilities, net	—	—	—	—	83,726	—	83,726
Intercompany	—	—	—	399,912	4,218,816	(4,618,728)	—
Total liabilities	21,750	3,054,824	—	493,360	4,470,369	(4,629,747)	3,410,556
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,250,414	1,258,715	—	1,280,048	382,830	(2,921,593)	3,250,414
Noncontrolling interests	—	—	—	—	4,333	—	4,333
Total equity	3,250,414	1,258,715	—	1,280,048	387,163	(2,921,593)	3,254,747
Total liabilities and equity	$3,272,164	$4,313,539	$—	$1,773,408	$4,857,532	$(7,551,340)	$6,665,303

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

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

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2018
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$170,400	$383,630	$(17,425)	$536,605
Interest and other income	110	399	—	5,632	10,925	(399)	16,667
Resident fees and services	—	—	—	—	70,137	—	70,137
Total revenues	110	399	—	176,032	464,692	(17,824)	623,409
Expenses:
Depreciation and amortization	887	—	—	57,143	133,349	—	191,379
Interest	—	134,096	—	3,334	10,075	(399)	147,106
Operating expenses	—	—	—	—	66,971	(17,425)	49,546
General and administrative	26,801	71	—	2,078	7,508	—	36,458
Merger and acquisition costs	642	—	—	—	(6)	—	636
Provision for doubtful accounts, straight-line rental income and loan losses	822	—	—	30,710	7,543	—	39,075
Impairment of real estate	—	—	—	1,413	—	—	1,413
Total expenses	29,152	134,167	—	94,678	225,440	(17,824)	465,613
Other income (expense):
Loss on extinguishment of debt	—	—	—	—	(2,917)	—	(2,917)
Other income	1,977	(55)	—	990	1,568	—	4,480
Net gain on sales of real estate	—	—	—	108,697	19,501	—	128,198
Total other income	1,977	(55)	—	109,687	18,152	—	129,761
Income in subsidiary	307,736	441,560	—	24,316	—	(773,612)	—
Income before loss from unconsolidated joint venture and income tax expense	280,671	307,737	—	215,357	257,404	(773,612)	287,557
Loss from unconsolidated joint venture	—	—	—	—	(5,431)	—	(5,431)
Income tax expense	(1,589)	(1)	—	(1,114)	(307)	—	(3,011)
Net income	279,082	307,736	—	214,243	251,666	(773,612)	279,115
Net income attributable to noncontrolling interests	—	—	—	—	(33)	—	(33)
Net income attributable to Sabra Health Care REIT, Inc.	279,082	307,736	—	214,243	251,633	(773,612)	279,082
Preferred stock dividends	(9,768)	—	—	—	—	—	(9,768)
Net income attributable to common stockholders	$269,314	$307,736	$—	$214,243	$251,633	$(773,612)	$269,314

Net income attributable to common stockholders, per:
Basic common share							$1.51
Diluted common share							$1.51
Weighted-average number of common shares outstanding, basic							178,305,738
Weighted-average number of common shares outstanding, diluted							178,721,744

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2017
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$213,162	$158,542	$(7,513)	$364,191
Interest and other income	39	143	—	9,098	5,907	(161)	15,026
Resident fees and services	—	—	—	—	26,430	—	26,430
Total revenues	39	143	—	222,260	190,879	(7,674)	405,647
Expenses:
Depreciation and amortization	867	—	—	67,723	45,292	—	113,882
Interest	—	77,767	—	2,989	7,827	(143)	88,440
Operating expenses	—	—	—	—	25,391	(7,531)	17,860
General and administrative	24,810	65	—	3,854	3,672	—	32,401
Merger and acquisition costs	30,208	—	—	47	—	—	30,255
Provision for doubtful accounts, straight-line rental income and loan losses	227	—	—	16,886	—	—	17,113
Impairment of real estate	—	—	—	1,326	—	—	1,326
Total expenses	56,112	77,832	—	92,825	82,182	(7,674)	301,277
Other income (expense):
Loss on extinguishment of debt	—	(422)	—	(131)	—	—	(553)
Other income (expense)	2,634	1,130	—	(617)	23	—	3,170
Net gain (loss) on sales of real estate	—	—	—	54,627	(2,598)	—	52,029
Total other income (expense)	2,634	708	—	53,879	(2,575)	—	54,646
Income in subsidiary	212,432	289,414	—	7,199	—	(509,045)	—
Income before income tax (expense) benefit	158,993	212,433	—	190,513	106,122	(509,045)	159,016
Income tax (expense) benefit	(610)	(1)	—	(139)	99	—	(651)
Net income	158,383	212,432	—	190,374	106,221	(509,045)	158,365
Net loss attributable to noncontrolling interests	—	—	—	—	18	—	18
Net income attributable to Sabra Health Care REIT, Inc.	158,383	212,432	—	190,374	106,239	(509,045)	158,383
Preferred stock dividends	(10,242)	—	—	—	—	—	(10,242)
Net income attributable to common stockholders	$148,141	$212,432	$—	$190,374	$106,239	$(509,045)	$148,141

Net income attributable to common stockholders, per:
Basic common share							$1.40
Diluted common share							$1.40
Weighted-average number of common shares outstanding, basic							105,621,242
Weighted-average number of common shares outstanding, diluted							105,842,434

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2016
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$—	$206,897	$20,706	$(2,328)	$225,275
Interest and other income	3	—	—	27,712	1	(253)	27,463
Resident fee and services	—	—	—	—	7,788	—	7,788
Total revenues	3	—	—	234,609	28,495	(2,581)	260,526
Expenses:
Depreciation and amortization	816	—	—	61,371	6,285	—	68,472
Interest	—	54,589	—	3,497	6,787	—	64,873
Operating expenses	—	—	—	—	8,066	(2,363)	5,703
General and administrative	15,798	56	—	1,652	166	—	17,672
Merger and acquisition costs	(7)	—	—	1,204	—	—	1,197
(Recovery of) provision for doubtful accounts, straight-line rental income and loan losses	(1,376)	—	—	6,498	421	—	5,543
Impairment of real estate	—	—	—	29,811	—	—	29,811
Total expenses	15,231	54,645	—	104,033	21,725	(2,363)	193,271
Other income (expense):
Loss on extinguishment of debt	—	(468)	—	(88)	—	—	(556)
Other income (expense)	7,366	(196)	—	3,507	—	—	10,677
Net (loss) gain on sale of real estate	—	—	—	(6,143)	21	—	(6,122)
Total other income (expense)	7,366	(664)	—	(2,724)	21	—	3,999
Income in subsidiary	78,783	134,093	—	6,840	—	(219,716)	—
Income before income tax expense	70,921	78,784	—	134,692	6,791	(219,934)	71,254
Income tax expense	(427)	(1)	—	(538)	(83)	—	(1,049)
Net income	70,494	78,783	—	134,154	6,708	(219,934)	70,205
Net loss attributable to noncontrolling interests	—	—	—	—	71	—	71
Net income attributable to Sabra Health Care REIT, Inc.	70,494	78,783	—	134,154	6,779	(219,934)	70,276
Preferred stock dividends	(10,242)	—	—	—	—	—	(10,242)
Net income attributable to common stockholders	$60,252	$78,783	$—	$134,154	$6,779	$(219,934)	$60,034

Net income attributable to common stockholders, per:
Basic common share							$0.92
Diluted common share							$0.92
Weighted-average number of common shares outstanding, basic							65,284,251
Weighted-average number of common shares outstanding, diluted							65,520,672

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$279,082	$307,736	$—	$214,243	$251,666	$(773,612)	$279,115
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	4,329	—	(2,751)	(858)	—	720
Unrealized gain on cash flow hedge	—	244	—	48	—	—	292
Total other comprehensive income (loss)	—	4,573	—	(2,703)	(858)	—	1,012
Comprehensive income	279,082	312,309	—	211,540	250,808	(773,612)	280,127
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(33)	—	(33)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$279,082	$312,309	$—	$211,540	$250,775	$(773,612)	$280,094

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

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
Other comprehensive income:
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

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net income	$70,494	$78,783	$—	$134,154	$6,708	$(219,934)	$70,205
Other comprehensive income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(2,080)	—	364	82	—	(1,634)
Unrealized gain on cash flow hedges	—	7,169	—	—	—	—	7,169
Total other comprehensive income	—	5,089	—	364	82	—	5,535
Comprehensive income	70,494	83,872	—	134,518	6,790	(219,934)	75,740
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	71	—	71
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$70,494	$83,872	$—	$134,518	$6,861	$(219,934)	$75,811

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$310,442	$—	$—	$1,639	$46,462	$—	$358,543
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(77,225)	(184,286)	—	(261,511)
Origination and fundings of loans receivable	—	—	—	(6,317)	(44,414)	—	(50,731)
Origination and fundings of preferred equity investments	—	—	—	(5,313)	—	—	(5,313)
Additions to real estate	(40)	—	—	(6,862)	(20,795)	—	(27,697)
Repayment of loans receivable	—	—	—	8,946	42,843	—	51,789
Repayment of preferred equity investments	—	—	—	6,870	—	—	6,870
Investment in unconsolidated JV	—	—	—	—	(354,461)	—	(354,461)
Net proceeds from sales of real estate	—	—	—	284,958	97,602	—	382,560
Distribution from subsidiaries	5,457	5,457	—	—	—	(10,914)	—
Intercompany financing	(317,225)	(299,873)	—	—	—	617,098	—
Net cash (used in) provided by investing activities	(311,808)	(294,416)	—	205,057	(463,511)	606,184	(258,494)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(17,000)	—	—	—	—	(17,000)
Principal payments on secured debt	—	—	—	—	(140,338)	—	(140,338)
Payments of deferred financing costs	—	(352)	—	—	—	—	(352)
Distributions to noncontrolling interest	—	—	—	—	(142)	—	(142)
Preferred stock redemption	(143,750)	—	—	—	—	—	(143,750)
Issuance of common stock, net	(499)	—	—	—	—	—	(499)
Dividends paid on common and preferred stock	(325,220)	—	—	—	—	—	(325,220)
Distribution to parent	—	(5,457)	—	—	(5,457)	10,914	—
Intercompany financing	—	317,225	—	(238,392)	538,265	(617,098)	—
Net cash (used in) provided by financing activities	(469,469)	294,416	—	(238,392)	392,328	(606,184)	(627,301)
Net decrease in cash, cash equivalents and restricted cash	(470,835)	—	—	(31,696)	(24,721)	—	(527,252)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(335)	(204)	—	(539)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	37,359	38,420	—	587,449
Cash, cash equivalents and restricted cash, end of period	$40,835	$—	$—	$5,328	$13,495	$—	$59,658

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$59,640	$—	$—	$41,085	$35,064	$—	$135,789
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(419,905)	—	—	(419,905)
Cash received in CCP Merger	77,859	—	—	—	—	—	77,859
Origination and fundings of loans receivable	—	—	—	(1,799)	(15,440)	—	(17,239)
Origination and fundings of preferred equity investments	—	—	—	(2,749)	—	—	(2,749)
Additions to real estate	(181)	—	—	(2,339)	(4,434)	—	(6,954)
Repayment of loans receivable	—	—	—	12,441	19,989	—	32,430
Repayment of preferred equity investments	—	—	—	3,755	—	—	3,755
Net proceeds from sales of real estate	—	—	—	149,849	394	—	150,243
Distribution from subsidiaries	2,474	2,474	—	—	—	(4,948)	—
Intercompany financing	168,999	(249,664)	—	—	—	80,665	—
Net cash provided by (used in) investing activities	249,151	(247,190)	—	(260,747)	509	75,717	(182,560)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	253,000	—	—	—	—	253,000
Proceeds from term loans	—	181,000	—	—	—	—	181,000
Principal payments on secured debt	—	—	—	—	(4,145)	—	(4,145)
Payments of deferred financing costs	—	(15,337)	—	—	—	—	(15,337)
Payment of contingent consideration	—	—	—	(382)	—	—	(382)
Distributions to noncontrolling interests	—	—	—	—	(30)	—	(30)
Issuance of common stock, net	366,800	—	—	—	—	—	366,800
Dividends paid on common and preferred stock	(182,089)	—	—	—	—	—	(182,089)
Distribution to parent	—	(2,474)	—	—	(2,474)	4,948	—
Intercompany financing	—	(168,999)	—	254,608	(4,944)	(80,665)	—
Net cash provided by (used in) financing activities	184,711	247,190	—	254,226	(11,593)	(75,717)	598,817
Net increase in cash, cash equivalents and restricted cash	493,502	—	—	34,564	23,980	—	552,046
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	63	675	—	738
Cash, cash equivalents and restricted cash, beginning of period	18,168	—	—	2,732	13,765	—	34,665
Cash, cash equivalents and restricted cash, end of period	$511,670	$—	$—	$37,359	$38,420	$—	$587,449

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$153,577	$—	$—	$10,343	$12,008	$—	$175,928
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(153,579)	—	—	(153,579)
Origination and fundings of loans receivable	—	—	—	(9,675)	—	—	(9,675)
Origination and fundings of preferred equity investments	—	—	—	(7,348)	—	—	(7,348)
Additions to real estate	(124)	—	—	(502)	(377)	—	(1,003)
Repayment of loans receivable	—	—	—	215,962	—	—	215,962
Net proceeds from the sales of real estate	—	—	—	97,407	599	—	98,006
Investment in subsidiaries	(200)	(200)	—	—	—	400	—
Distribution from subsidiaries	6,404	6,404	—	—	—	(12,808)	—
Intercompany financing	(23,484)	165,842	—	—	—	(142,358)	—
Net cash (used in) provided by investing activities	(17,404)	172,046	—	142,265	222	(154,766)	142,363
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(229,000)	—	—	—	—	(229,000)
Proceeds from term loans	—	45,000	—	24,360	—	—	69,360
Principal payments on secured debt	—	—	—	(10,766)	(4,002)	—	(14,768)
Payments of deferred financing costs	—	(5,326)	—	(611)	—	—	(5,937)
Issuance of common stock, net	(1,289)	—	—	—	—	—	(1,289)
Dividends paid on common and preferred stock	(119,264)	—	—	—	—	—	(119,264)
Contribution from parent	—	200	—	—	200	(400)	—
Distribution to parent	—	(6,404)	—	—	(6,404)	12,808	—
Intercompany financing	—	23,484	—	(165,175)	(667)	142,358	—
Net cash used in financing activities	(120,553)	(172,046)	—	(152,192)	(10,873)	154,766	(300,898)
Net increase in cash, cash equivalents and restricted cash	15,620	—	—	416	1,357	—	17,393
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	72	(47)	—	25
Cash, cash equivalents and restricted cash, beginning of period	2,548	—	—	2,244	12,455	—	17,247
Cash, cash equivalents and restricted cash, end of period	$18,168	$—	$—	$2,732	$13,765	$—	$34,665

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

16.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended December 31, 2017 to give effect to the CCP Merger completed on August 17, 2017. The following unaudited pro forma information has been prepared to give effect to the CCP Merger as if it occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the CCP Merger been completed on January 1, 2016, nor does it purport to predict the results of operations for future periods. The pro forma information for the year ended December 31, 2017 follows (in thousands, except share and per share amounts):

Revenues	$631,041
Net income attributable to common stockholders	$292,551

Net income attributable to common stockholders, per:
Basic common share	$1.78
Diluted common share	$1.78

Weighted-average number of common shares outstanding, basic	164,361,139
Weighted-average number of common shares outstanding, diluted	164,582,331
Merger and acquisition costs of $30.2 million related to the CCP Merger completed during year the ended December 31, 2017 are treated as if they were incurred on January 1, 2016.
No business combinations were completed during the year ended December 31, 2018.

17.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2018, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On February 5, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2019 to stockholders of record as of the close of business on February 15, 2019.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Recoveries	Uncollectible Accounts Written-off	Foreign Currency Translation due to Charges	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$5,520	$986	$(2,718)	$(82)	$—	$3,706
Straight-line rent receivable allowance	12,355	39,646	—	(16,223)	—	35,778
Loan loss reserves	97	1,161	—	—	—	1,258
	$17,972	$41,793	$(2,718)	$(16,305)	$—	$40,742

Year ended December 31, 2017
Allowance for doubtful accounts	$3,693	$2,485	$(385)	$(273)	$—	$5,520
Straight-line rent receivable allowance	3,668	10,487	—	(1,800)	—	12,355
Loan loss reserves	2,750	4,526	—	(7,179)	—	97
	$10,111	$17,498	$(385)	$(9,252)	$—	$17,972

Year ended December 31, 2016
Allowance for doubtful accounts	$3,811	$235	$—	$(353)	$—	$3,693
Straight-line rent receivable allowance	5,331	3,540	—	(5,191)	(12)	3,668
Loan loss reserves	4,300	1,768	—	(3,318)	—	2,750
	$13,442	$5,543	$—	$(8,862)	$(12)	$10,111

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2018
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Forest Hills (SNF)	Broken Arrow, OK	100%	(4)	$1,653	$11,259	$12,912	$—	$1,653	$10,269	$11,922	$(4,074)	1994/2008, 2009/2010, 2015	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,194	3,849	(1,046)	1987	11/15/10	32
Bedford Hills	Bedford, NH	100%	5,964	1,911	12,245	14,156	—	1,911	11,164	13,075	(4,199)	1992/2010	11/15/10	36
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,419	1,731	(904)	1890/2005	11/15/10	20
Missouri River	Great Falls, MT	100%	10,609	2,023	16,967	18,990	—	2,023	15,816	17,839	(7,347)	1960/1990, 2010	11/15/10	30
Deer Lodge	Deer Lodge, MT	100%	4,036	190	3,032	3,222	2	190	2,629	2,819	(1,153)	1973	11/15/10	30
Arden House	Hamden, CT	100%	18,331	2,250	23,816	26,066	—	2,250	22,437	24,687	(9,395)	1973/2008, 2010	11/15/10	28
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	64	224	(51)	1968	11/15/10	10
Mineral Springs	North Conway, NH	100%	11,858	417	5,352	5,769	—	417	4,679	5,096	(1,743)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	9,989	454	4,531	4,985	—	454	4,074	4,528	(1,515)	1984/1986, 1987, 2009	11/15/10	41
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(4,645)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(3,465)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(5,455)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(4,984)	2008	08/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	179	2,527	12,631	15,158	(2,661)	1927/1990, 2007/2016	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	106	2,617	11,768	14,385	(2,269)	1958/2009/2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	1,333	509	6,351	6,860	(1,399)	1981/2013	05/10/12	40
Camden Care Center	Minneapolis, MN	100%	—	1,235	5,777	7,012	50	790	3,090	3,880	(89)	1990	11/30/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(2,486)	2002/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(1,855)	2003/2012, 2015	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(1,254)	2002/2012	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(4,140)	1962/1996/2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(2,456)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(530)	1970/1979/1983/1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(1,147)	1962/1968/1975/2000/2004	02/14/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(2,185)	1985/2017, 2018	03/05/14	40
Onion Creek	Austin, TX	100%	—	871	12,843	13,714	—	871	12,843	13,714	(1,769)	2011	10/21/14	40
Adams PARC	Barlesville, OK	100%	—	1,332	6,904	8,236	—	1,332	6,904	8,236	(904)	1989	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	703	2,189	24,271	26,460	(2,759)	1963/1984	10/29/14	40
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	—	869	5,237	6,106	(766)	2001/2013	10/29/14	40
Cadia Healthcare of Hyattsville	Hyattsville, MD	100%	—	6,343	65,573	71,916	14	6,343	65,586	71,929	(6,913)	1950/1976, 2008	06/30/15	40
Cadia Healthcare of Annapolis	Annapolis, MD	100%	—	1,548	40,773	42,321	103	1,548	40,876	42,424	(3,996)	1964/1993, 2012	06/30/15	40
Cadia Healthcare of Wheaton	Wheaton, MD	100%	—	676	56,897	57,573	22	676	56,918	57,594	(5,482)	1966/1991, 2012	06/30/15	40
Cadia Healthcare of Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	500	1,475	56,738	58,213	(4,841)	1953/1975, 2014	11/25/15	40
Cadia Healthcare of Spring Brook	Silver Spring, MD	100%	—	963	48,085	49,048	7	963	48,090	49,053	(3,253)	1965/2015	07/26/16	40
Andrew Residence	Minneapolis, MN	100%	—	2,931	6,943	9,874	192	2,931	7,135	10,066	(335)	1941/2014	08/17/17	40
Atrium Post Acute Care of Chilton	Chilton, WI	100%	—	230	3,645	3,875	—	230	3,645	3,875	(135)	1963/2010	08/17/17	40
Fox River Nursing and Rehab Center	Appleton, WI	100%	—	1,220	2,351	3,571	—	1,220	2,351	3,571	(90)	1968/1992	08/17/17	40
Bridgewood Nursing and Rehab Center	Neenah, WI	100%	—	890	2,985	3,875	—	890	2,985	3,875	(121)	1965	08/17/17	40
Kennedy Park Nursing and Rehab Center	Schofield, WI	100%	—	1,000	2,875	3,875	—	1,000	2,875	3,875	(113)	1966/1997	08/17/17	40
Avamere Riverpark of Eugene	Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(1,238)	1988/2016	08/17/17	40
Avamere Rehab of Lebanon	Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(511)	1974	08/17/17	40
Avamere Crestview of Portland	Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(730)	1964/2016	08/17/17	40
Avamere Rehabilitation of King City	Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(435)	1975	08/17/17	40
Avamere Rehabilitation of Hillsboro	Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(505)	1973	08/17/17	40
Avamere Rehab of Junction City	Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(295)	1966/2015	08/17/17	40
Avamere Rehab of Eugene	Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(720)	1966/2016	08/17/17	40
Avamere Rehab of Coos Bay	Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(330)	1968	08/17/17	40
Avamere Twin Oaks of Sweet Home	Sweet Home, OR	100%	—	238	3,338	3,576	—	238	3,338	3,576	(129)	1972	08/17/17	40
Avamere Rehab of Clackamas	Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(191)	1961	08/17/17	40
Avamere Rehab of Newport	Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(182)	1973/2014	08/17/17	40
Avamere Rehab of Oregon City	Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(437)	1974	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avamere Transitional Care of Puget Sound	Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(487)	2017	08/17/17	40
Richmond Beach Rehab	Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(539)	1993/2014	08/17/17	40
St. Francis of Bellingham	Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(577)	1984/2015	08/17/17	40
Avamere Olympic Rehabilitation of Sequim	Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(201)	1974	08/17/17	40
Avamere Heritage Rehabilitation of Tacoma	Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(195)	1968	08/17/17	40
Avamere at Pacific Ridge	Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(102)	1972/2014	08/17/17	40
Avamere Rehabilitation of Cascade Park	Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(589)	1991	08/17/17	40
The Pearl at Kruse Way	Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(504)	2005/2016	08/17/17	40
Avamere at Medford	Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(1,636)	1974/2016	08/17/17	40
Avamere Bellingham Healthcare and Rehab Services	Bellingham, WA	100%	—	2,908	2,058	4,966	—	2,908	2,058	4,966	(104)	1972/2015	08/17/17	40
Queen Anne Healthcare	Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(244)	1970	08/17/17	40
Avamere Transitional Care and Rehab - Boise	Boise, ID	100%	—	681	9,348	10,029	—	681	9,348	10,029	(356)	1979	08/17/17	40
Avamere Transitional Care at Sunnyside	Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(581)	1981	08/17/17	40
Avamere Health Services of Rogue Valley	Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(891)	1961/2016	08/17/17	40
Avamere Transitional Care and Rehab - Malley	Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,273	30,935	(1,245)	1972/2016	08/17/17	40
Avamere Transitional Care and Rehab - Brighton	Brighton, CO	100%	—	1,933	11,624	13,557	—	1,933	11,624	13,557	(445)	1971	08/17/17	40
Phoenix Rehabilitation Services	Phoenix, AZ	100%	—	1,270	11,502	12,772	—	1,270	11,502	12,772	(415)	2008	08/17/17	40
Tustin Subacute Care Facility	Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(410)	2008	08/17/17	40
La Mesa Inpatient Rehabilitation Facility	La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(298)	2012	08/17/17	40
Golden Living Center - Westminster	Westminster, MD	100%	—	2,128	6,614	8,742	413	2,128	7,028	9,156	(347)	1973/2010	08/17/17	40
Maple Wood Care Center	Kansas City, MO	100%	—	1,142	3,226	4,368	653	1,142	3,878	5,020	(295)	1983	08/17/17	40
Garden Valley Nursing & Rehab	Kansas City, MO	100%	—	1,985	2,714	4,699	303	1,985	3,017	5,002	(270)	1983	08/17/17	40
Worthington Nursing & Rehab	Parkersburg, WV	100%	—	697	10,688	11,385	76	697	10,764	11,461	(494)	1974/1999	08/17/17	40
Burlington House Rehabilitative and Alzheimers Care Center	Cincinnati, OH	100%	—	2,686	10,062	12,748	—	2,686	10,062	12,748	(433)	1989/2015	08/17/17	40
Golden Living Center - Charlottesville	Charlottesville, VA	100%	—	2,840	8,450	11,290	626	2,840	9,076	11,916	(413)	1964/2009	08/17/17	40
Golden Living Center - Sleepy Hollow	Annandale, VA	100%	—	7,241	17,727	24,968	712	7,241	18,439	25,680	(768)	1963/2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Golden Living Center - Petersburg	Petersburg, VA	100%	—	988	8,416	9,404	141	988	8,557	9,545	(359)	1970/2009	08/17/17	40
Golden Living Center - Battlefield Park	Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	9,009	10,183	(374)	1976/2010	08/17/17	40
Golden Living Center - Hagerstown	Hagerstown, MD	100%	—	1,393	13,438	14,831	149	1,393	13,587	14,980	(542)	1971/2010	08/17/17	40
Golden Living Center - Cumberland	Cumberland, MD	100%	—	800	16,973	17,773	429	800	17,403	18,203	(680)	1968	08/17/17	40
Gilroy Healthcare and Rehabilitiation Center	Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(847)	1968	08/17/17	40
North Cascades Health and Rehabilitation Center	Bellingham, WA	100%	—	1,437	14,196	15,633	—	1,437	14,196	15,633	(529)	1999	08/17/17	40
Granite Rehabilitation & Wellness	Cheyenne, WY	100%	—	387	13,613	14,000	1,979	387	15,593	15,980	(530)	1967/2017	08/17/17	40
Rawlins Rehabilitation & Wellness	Rawlins, WY	100%	—	281	6,007	6,288	—	281	6,007	6,288	(222)	1967	08/17/17	40
Wind River Rehabilitation & Wellness	Riverton, WY	100%	—	199	11,398	11,597	—	199	11,398	11,597	(411)	1967	08/17/17	40
Sage View Care Center	Rock Springs, WY	100%	—	420	8,665	9,085	—	420	8,665	9,085	(326)	1964/2017	08/17/17	40
Shelton Health and Rehabilitation Center	Shelton, WA	51%	—	415	8,965	9,380	—	415	8,965	9,380	(359)	1998	08/17/17	40
Dundee Nursing Home	Bennettsville, SC	100%	—	1,437	4,631	6,068	—	1,437	4,631	6,068	(191)	1958	08/17/17	40
Mt. Pleasant Nursing Center	Mount Pleasant, SC	100%	—	2,689	3,942	6,631	—	2,689	3,942	6,631	(173)	1977/2015	08/17/17	40
Tri-State Comp Care Center	Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(222)	1990/2005	08/17/17	40
Emporia Manor	Emporia, VA	100%	—	1,656	478	2,134	—	1,656	478	2,134	(26)	1971	08/17/17	40
Epic-Conway	Conway, SC	100%	—	1,408	10,784	12,192	—	1,408	10,784	12,192	(433)	1975	08/17/17	40
Epic- Bayview	Beaufort, SC	100%	—	1,842	11,389	13,231	—	1,842	11,389	13,231	(444)	1970	08/17/17	40
Green Acres of Baytown	Baytown, TX	100%	—	479	6,351	6,830	209	479	6,561	7,040	(347)	1970	08/17/17	40
Allenbrook Healthcare Center	Baytown, TX	100%	—	426	3,236	3,662	173	426	3,409	3,835	(199)	1975	08/17/17	40
Green Acres of Huntsville	Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,229	3,531	(168)	1968	08/17/17	40
Green Acres of Center	Center, TX	100%	—	231	1,335	1,566	312	231	1,648	1,879	(180)	1972	08/17/17	40
Humble Healthcare Center	Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	2,239	4,353	(273)	1972	08/17/17	40
Beechnut Manor	Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	6,052	7,071	(407)	1982	08/17/17	40
Linden Healthcare Center	Linden, TX	100%	—	112	256	368	133	112	389	501	(85)	1968	08/17/17	40
Sherman Healthcare Center	Sherman, TX	100%	—	469	6,310	6,779	255	469	6,565	7,034	(411)	1971	08/17/17	40
Mount Pleasant Healthcare Center	Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,258	7,508	(305)	1970	08/17/17	40
Renfro Healthcare Center	Waxahachie, TX	100%	—	416	7,259	7,675	205	416	7,464	7,880	(351)	1976	08/17/17	40
Upshur Manor Nursing Home	Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,647	5,354	(237)	1990	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Hearthstone of Northern Nevada	Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(361)	1988	08/17/17	40
Sunset Hills Healthcare and Rehabilitation Center	St. Louis, MO	100%	—	1,595	5,822	7,417	—	1,595	5,822	7,417	(348)	1954/2016	08/17/17	40
Mountainview Specialty Care Center	Greensburg, PA	100%	—	549	9,926	10,475	—	549	9,926	10,475	(471)	1971/2016	08/17/17	40
Golden Living Center - Richmond	Richmond, IN	100%	—	259	9,819	10,078	—	259	9,819	10,078	(374)	1975	08/17/17	40
Golden Living Center - Petersburg	Petersburg, IN	100%	—	581	5,367	5,948	—	581	5,367	5,948	(219)	1970/2009	08/17/17	40
Beverly Health - Ft. Pierce	Fort Pierce, FL	100%	—	787	16,648	17,435	—	787	16,648	17,435	(610)	1960/2011	08/17/17	40
Maryville	Maryville, MO	100%	—	114	5,955	6,069	—	114	5,955	6,069	(250)	1972	08/17/17	40
Ashland Healthcare	Ashland, MO	100%	—	765	2,669	3,434	—	765	2,669	3,434	(120)	1993	08/17/17	40
Bellefontaine Gardens	St. Louis, MO	100%	—	2,071	5,739	7,810	—	2,071	5,739	7,810	(258)	1988/1991	08/17/17	40
Current River Nursing Center	Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(327)	1991	08/17/17	40
Dixon Nursing & Rehab	Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(144)	1989/2011	08/17/17	40
Forsyth Nursing & Rehab	Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(343)	1993/2007	08/17/17	40
Glenwood Healthcare	Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(51)	1990	08/17/17	40
Silex Community Care	Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(203)	1991	08/17/17	40
South Hampton Place	Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(271)	1994	08/17/17	40
Strafford Care Center	Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(264)	1995	08/17/17	40
Windsor Healthcare & Rehab	Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(250)	1996	08/17/17	40
Park Manor of Conroe	Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(684)	2001	08/17/17	40
Park Manor of Cypress Station	Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(434)	2003/2013	08/17/17	40
Park Manor of Humble	Humble, TX	100%	—	1,541	12,332	13,873	—	1,541	12,332	13,873	(459)	2003	08/17/17	40
Park Manor of Quail Valley	Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(376)	2005	08/17/17	40
Park Manor of Westchase	Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(294)	2005	08/17/17	40
Park Manor of CyFair	Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(479)	1999	08/17/17	40
Park Manor of McKinney	McKinney, TX	100%	—	1,441	9,017	10,458	—	1,441	9,017	10,458	(364)	1993/2012	08/17/17	40
Tanglewood Health and Rehabilitation	Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(100)	1973/2013	08/17/17	40
Smoky Hill Health and Rehbilitation	Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(171)	1981	08/17/17	40
Belleville Health Center	Belleville, KS	100%	—	600	1,664	2,264	—	600	1,664	2,264	(85)	1977	08/17/17	40
Westridge Healthcare Center	Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(271)	1965/1984	08/17/17	40
Willow Bend Living Center	Muncie, IN	100%	—	1,168	9,562	10,730	—	1,168	9,562	10,730	(350)	1976/1986	08/17/17	40
Twin City Healthcare	Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(323)	1974	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Pine Knoll Rehabilitation Center	Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(214)	1986/1998	08/17/17	40
Willow Crossing Health & Rehab Center	Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(393)	1988/2004	08/17/17	40
Persimmon Ridge Center	Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(367)	1964	08/17/17	40
Vermillion Convalescent Center	Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(385)	1971	08/17/17	40
Las Vegas Post Acute & Rehabilitation	Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(639)	1964	08/17/17	40
Torey Pines Rehabilitation Hospital	Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(311)	1972/1997	08/17/17	40
Villa Campana Rehabiitation Hospital	Tucson, AZ	100%	—	1,800	4,387	6,187	—	1,800	4,387	6,187	(201)	1983/2011	08/17/17	40
Kachina Point Rehabilitation Hospital	Sedona, AZ	100%	—	2,035	10,981	13,016	—	2,035	10,981	13,016	(440)	1984/2011	08/17/17	40
Bay View Rehabilitation Hospital	Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(801)	1967	08/17/17	40
Dover Center for Health & Rehabilitation	Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(292)	1969/1992, 2017	08/17/17	40
Augusta Center for Health & Rehabilitation	Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(254)	1967	08/17/17	40
Eastside Center for Health & Rehabilitation	Bangor, ME	100%	—	302	1,811	2,113	20	302	1,832	2,134	(84)	1967/1993	08/17/17	40
Winship Green Center for Health & Rehabilitation	Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(85)	1974	08/17/17	40
Brewer Center for Health & Rehabilitation	Brewer, ME	100%	—	177	14,497	14,674	3	177	14,501	14,678	(552)	1974/1990	08/17/17	40
Kennebunk Center for Health & Rehabilitation	Kennebunk, ME	100%	—	198	6,822	7,020	—	198	6,822	7,020	(264)	1977	08/17/17	40
Norway Center for Health & Rehabilitation	Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(154)	1976	08/17/17	40
Brentwood Center for Health & Rehabilitation	Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(93)	1952	08/17/17	40
Country Center for Health & Rehabilitation	Newburyport, MA	100%	—	269	4,436	4,705	12	269	4,448	4,717	(230)	1968/2009	08/17/17	40
Sachem Center for Health & Rehabilitation	E. Bridgewater, MA	100%	—	447	1,357	1,804	—	447	1,357	1,804	(86)	1968	08/17/17	40
Eliot Center for Health & Rehabilitation	Natick, MA	100%	—	475	1,491	1,966	—	475	1,491	1,966	(82)	1964	08/17/17	40
The Reservoir Center for Health & Rehabilitation	Marlborough, MA	100%	—	942	1,541	2,483	6,013	942	7,554	8,496	(92)	1973/2018	08/17/17	40
Newton Wellesley Center for Alzheimer’s Care	Wellesley, MA	100%	—	1,186	13,917	15,103	—	1,186	13,917	15,103	(511)	1971	08/17/17	40
Colony Center for Health & Rehabilitation	Abington, MA	100%	—	1,727	2,103	3,830	19	1,727	2,123	3,850	(107)	1965	08/17/17	40
Westgate Center for Rehab & Alzheimer’s Care	Bangor, ME	100%	—	229	7,171	7,400	10	229	7,181	7,410	(286)	1969/1993	08/17/17	40
New Orange Hills	Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(556)	1987	08/17/17	40
Millbrook Healthcare & Rehabilitation Center	Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(240)	2008	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Pleasant Valley Health & Rehab	Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(295)	2008	08/17/17	40
Focused Care at Clarksville	Clarksville, TX	100%	—	279	4,269	4,548	—	279	4,269	4,548	(190)	1989	08/17/17	40
McKinney Healthcare & Rehab	McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(256)	2006	08/17/17	40
Nicholas County Nursing and Rehabilitation	Richwood, WV	100%	—	10	—	10	—	10	—	10	—	1980	08/17/17	40
Golden Living Center - Hopkins	Hopkins, MN	100%	—	807	4,668	5,475	—	807	4,668	5,475	(222)	1961/2008	08/17/17	40
Golden Living Center - Village Gardens	Green Bay, WI	100%	—	1,299	1,247	2,546	—	1,299	1,247	2,546	(81)	1965/2012	08/17/17	40
Golden Living Center - Florence	Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(167)	1970	08/17/17	40
Golden Living Center - South Shore	St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(87)	1960/1997	08/17/17	40
Golden Living Center - Rochester East	Rochester, MN	100%	—	645	7,067	7,712	—	645	7,067	7,712	(273)	1967/2011	08/17/17	40
Golden Living Center - Wisconsin Dells	Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(95)	1972/2006	08/17/17	40
Golden Living Center - Sheboygan	Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(143)	1967/2012	08/17/17	40
Azalea Gardens of Mobile	Mobile, AL	100%	—	—	2,540	2,540	—	—	2,540	2,540	(125)	1967	08/17/17	40
Golden Living Center - Hendersonville	Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(163)	1979	08/17/17	40
Trisun Care Center Coastal Palms	Portland, TX	100%	—	610	11,296	11,906	—	610	11,296	11,906	(414)	1998	08/17/17	40
Trisun Care Center Westwood	Corpus Christi, TX	100%	—	366	6,961	7,327	—	366	6,961	7,327	(263)	1973/2010	08/17/17	40
Trisun Care Center River Ridge	Corpus Christi, TX	100%	—	792	7,450	8,242	—	792	7,450	8,242	(291)	1994/2012	08/17/17	40
Trisun Care Center - Northeast El Paso	El Paso, TX	100%	—	1,331	10,117	11,448	—	1,331	10,117	11,448	(442)	2011	08/17/17	40
Lakeside Care Center	San Antonio, TX	100%	—	1,280	11,705	12,985	—	1,280	11,705	12,985	(487)	2012	08/17/17	40
Riverside Nursing & Rehab Center	Austin, TX	100%	—	1,626	4,659	6,285	—	1,626	4,659	6,285	(191)	2010	08/17/17	40
Senior Care of West Oaks	Austin, TX	100%	—	2,743	11,189	13,932	—	2,743	11,189	13,932	(434)	2006	08/17/17	40
Baytown Nursing & Rehab Center	Baytown, TX	100%	—	579	22,317	22,896	—	579	22,317	22,896	(805)	2000/2013	08/17/17	40
Cedar Bayou Nursing & Rehab Center	Baytown, TX	100%	—	589	20,475	21,064	—	589	20,475	21,064	(763)	2008	08/17/17	40
Mystic Park Nursing & Rehab Center	San Antonio, TX	100%	—	721	7,979	8,700	—	721	7,979	8,700	(314)	2004	08/17/17	40
Paramount Senior Care Centers at San Antonio	San Antonio, TX	100%	—	914	12,823	13,737	—	914	12,823	13,737	(490)	2000	08/17/17	40
Senior Care of Westwood	Houston, TX	100%	—	1,300	13,353	14,653	—	1,300	13,353	14,653	(518)	2006	08/17/17	40
Paramounty Senior Care Centers at Pasadena	Pasadena, TX	100%	—	1,148	23,579	24,727	—	1,148	23,579	24,727	(866)	2004	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
The Pointe Nursing & Rehab Center	Webster, TX	100%	—	904	10,315	11,219	—	904	10,315	11,219	(409)	2000/2009	08/17/17	40
Brodie Ranch Nursing & Rehab Center	Austin, TX	100%	—	610	8,549	9,159	—	610	8,549	9,159	(323)	2010	08/17/17	40
Bandera Nursing & Rehab Center	Bandera, TX	100%	—	691	4,987	5,678	—	691	4,987	5,678	(210)	2009	08/17/17	40
West Oaks Nursing & Rehab Center	Houston, TX	100%	—	1,168	11,195	12,363	—	1,168	11,195	12,363	(440)	1994	08/17/17	40
Pilgrim Manor	Bossier City, LA	100%	—	772	23,497	24,269	—	772	23,497	24,269	(921)	1973/2000	08/17/17	40
Spring Lake Campus	Shreveport, LA	100%	—	975	30,437	31,412	—	975	30,437	31,412	(1,188)	1984/1998	08/17/17	40
The Bradford	Shreveport, LA	100%	—	1,402	21,494	22,896	—	1,402	21,494	22,896	(862)	1980/2008	08/17/17	40
The Guest House	Shreveport, LA	100%	—	1,067	21,983	23,050	—	1,067	21,983	23,050	(896)	1964/2006	08/17/17	40
Alpine	Ruston, LA	100%	—	691	22,205	22,896	—	691	22,205	22,896	(878)	2014	08/17/17	40
Colonial Oaks	Bossier City, LA	100%	—	498	13,240	13,738	—	498	13,240	13,738	(538)	2001	08/17/17	40
Shreveport Manor	Shreveport, LA	100%	—	457	14,125	14,582	—	457	14,125	14,582	(565)	1969/2008	08/17/17	40
Booker T. Washington	Shreveport, LA	100%	—	864	9,286	10,150	—	864	9,286	10,150	(380)	2001/2012	08/17/17	40
Hill Country Care	Dripping Springs, TX	100%	—	1,107	5,402	6,509	—	1,107	5,402	6,509	(210)	1986	08/17/17	40
Pecan Tree Rehab & Healthcare	Gainesville, TX	100%	—	315	9,759	10,074	—	315	9,759	10,074	(364)	1990	08/17/17	40
Senior Care of Jacksonville	Jacksonville, TX	100%	—	569	6,300	6,869	—	569	6,300	6,869	(251)	2006	08/17/17	40
Senior Care of San Angelo	San Angelo, TX	100%	—	1,565	12,936	14,501	—	1,565	12,936	14,501	(478)	2006	08/17/17	40
Senior Care of Midland	Midland, TX	100%	—	528	2,311	2,839	—	528	2,311	2,839	(105)	2008	08/17/17	40
Summer Place Nursing and Rehab	Beaumont, TX	100%	—	945	20,424	21,369	—	945	20,424	21,369	(740)	2009	08/17/17	40
The Meadows Nursing and Rehab	Orange, TX	100%	—	711	10,737	11,448	—	711	10,737	11,448	(406)	2006	08/17/17	40
Heritage Oaks West Retirement Village	Corsicana, TX	100%	—	823	4,214	5,037	—	823	4,214	5,037	(183)	1995	08/17/17	40
Cypress Glen	Port Arthur, TX	100%	—	1,209	13,444	14,653	—	1,209	13,444	14,653	(522)	2000/2008	08/17/17	40
Lake Arthur	Port Arthur, TX	100%	—	396	7,846	8,242	—	396	7,846	8,242	(301)	1986/1992	08/17/17	40
Signature Healthcare of Whitesburg Gardens	Huntsville, AL	100%	—	634	28,071	28,705	—	634	28,071	28,705	(992)	1968/2012	08/17/17	40
Signature Healthcare of Terre Haute	Terre Haute, IN	100%	—	644	37,451	38,095	—	644	37,451	38,095	(1,486)	1996/2013	08/17/17	40
Signature Healthcare at Larkin Springs	Madison, TN	100%	—	902	3,850	4,752	—	902	3,850	4,752	(186)	1969/2016	08/17/17	40
Signature Healthcare of Savannah	Savannah, GA	100%	—	1,235	3,765	5,000	—	1,235	3,765	5,000	(191)	1970/2015	08/17/17	40
Signature Healthcare of Bluffton	Bluffton, IN	100%	—	254	5,105	5,359	—	254	5,105	5,359	(219)	1970	08/17/17	40
Signature Healthcare of Bowling Green	Bowling Green, KY	100%	—	280	13,975	14,255	—	280	13,975	14,255	(546)	1970/2015	08/17/17	40
Oakview Nursing and Rehabilitation Center	Calvert City, KY	100%	—	1,176	7,012	8,188	—	1,176	7,012	8,188	(291)	1962/2015	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Fountain Circle Care and Rehabilitation Center	Winchester, KY	100%	—	554	13,207	13,761	—	554	13,207	13,761	(526)	1967/2015	08/17/17	40
Riverside Care & Rehabilitation Center	Calhoun, KY	100%	—	613	7,643	8,256	—	613	7,643	8,256	(326)	1963/2015	08/17/17	40
Signature Healthcare of Bremen	Bremen, IN	100%	—	173	7,393	7,566	—	173	7,393	7,566	(288)	1982/2015	08/17/17	40
Signature Healthcare of Muncie	Muncie, IN	100%	—	374	27,429	27,803	—	374	27,429	27,803	(990)	1980/2013	08/17/17	40
Signature Healthcare at Parkwood	Lebanon, IN	100%	—	612	11,755	12,367	—	612	11,755	12,367	(449)	1977/2012	08/17/17	40
Signature Healthcare at Tower Road	Marietta, GA	100%	—	364	16,116	16,480	—	364	16,116	16,480	(632)	1969/2015	08/17/17	40
Danville Centre for Health and Rehabilitation	Danville, KY	100%	—	790	9,356	10,146	—	790	9,356	10,146	(430)	1962/2015	08/17/17	40
Signature Healthcare at Hillcrest	Owensboro, KY	100%	—	1,048	22,587	23,635	—	1,048	22,587	23,635	(847)	1963/2011	08/17/17	40
Signature Healthcare of Elizabethtown	Elizabethtown, KY	100%	—	239	4,853	5,092	—	239	4,853	5,092	(204)	1969	08/17/17	40
Signature Healthcare of Primacy	Memphis, TN	100%	—	1,633	9,371	11,004	—	1,633	9,371	11,004	(385)	1981/2015	08/17/17	40
Signature Healthcare of Harbour Pointe	Norfolk, VA	100%	—	705	16,451	17,156	—	705	16,451	17,156	(698)	1969/2015	08/17/17	40
Harrodsburg Health & Rehabilitation Center	Harrodsburg, KY	100%	—	1,049	9,851	10,900	—	1,049	9,851	10,900	(431)	1975/2016	08/17/17	40
Signature Healthcare of Putnam County	Cookeville, TN	100%	—	1,034	15,555	16,589	—	1,034	15,555	16,589	(597)	1979/2016	08/17/17	40
Signature Healthcare of Fayette County	Washington Court House, OH	100%	—	405	4,839	5,244	—	405	4,839	5,244	(220)	1984/2015	08/17/17	40
Signature Healthcare of Warren	Warren, OH	100%	—	955	5,260	6,215	—	955	5,260	6,215	(280)	1967/2015	08/17/17	40
Signature Healthcare of Galion	Galion, OH	100%	—	836	668	1,504	—	836	668	1,504	(49)	1967/1985	08/17/17	40
Signature Healthcare of Roanoke Rapids	Roanoke Rapids, NC	100%	—	373	10,308	10,681	—	373	10,308	10,681	(435)	1967/2015	08/17/17	40
Signature Healthcare of Kinston	Kinston, NC	100%	—	954	7,987	8,941	—	954	7,987	8,941	(378)	1960/2015	08/17/17	40
Signature Healthcare of Chapel Hill	Chapel Hill, NC	100%	—	809	2,703	3,512	302	809	3,005	3,814	(181)	1984/2015	08/17/17	40
Signature Healthcare of Chillicothe	Chillicothe, OH	100%	—	260	8,924	9,184	—	260	8,924	9,184	(389)	1974/2015	08/17/17	40
Signature Healthcare of Coshocton	Coshocton, OH	100%	—	374	2,530	2,904	—	374	2,530	2,904	(149)	1974/2015	08/17/17	40
McCreary Health & Rehabilitation Center	Pine Knot, KY	100%	—	208	7,665	7,873	—	208	7,665	7,873	(304)	1990	08/17/17	40
Colonial Health & Rehabilitation Center	Bardstown, KY	100%	—	634	4,094	4,728	—	634	4,094	4,728	(190)	1968/2010	08/17/17	40
Glasgow Health & Rehabilitation Center	Glasgow, KY	100%	—	83	2,057	2,140	—	83	2,057	2,140	(115)	1968	08/17/17	40
Green Valley Health & Rehabilitation Center	Carrollton, KY	100%	—	124	1,693	1,817	—	124	1,693	1,817	(100)	1978/2016	08/17/17	40
Hart County Health & Rehabilitation	Horse Cave, KY	100%	—	208	7,070	7,278	—	208	7,070	7,278	(306)	1993	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Heritage Hall Health & Rehabilitation Center	Lawrenceburg, KY	100%	—	635	9,861	10,496	—	635	9,861	10,496	(397)	1973	08/17/17	40
Jackson Manor	Annville, KY	100%	—	479	6,078	6,557	—	479	6,078	6,557	(239)	1989	08/17/17	40
Jefferson Manor	Louisville, KY	100%	—	3,528	4,653	8,181	—	3,528	4,653	8,181	(230)	1982/2012	08/17/17	40
Jefferson Place	Louisville, KY	100%	—	2,207	20,733	22,940	—	2,207	20,733	22,940	(771)	1991/2010	08/17/17	40
Monroe Health & Rehabilitation Center	Tompkinsville, KY	100%	—	333	9,556	9,889	—	333	9,556	9,889	(380)	1969	08/17/17	40
North Hardin Health & Rehabilitation Center	Radcliff, KY	100%	—	1,815	7,470	9,285	—	1,815	7,470	9,285	(376)	1986	08/17/17	40
Professional Care Health & Rehabilitation Center	Hartford, KY	100%	—	312	8,189	8,501	—	312	8,189	8,501	(333)	1967	08/17/17	40
Rockford Health & Rehabilitation Center	Louisville, KY	100%	—	427	6,003	6,430	—	427	6,003	6,430	(260)	1975/2005	08/17/17	40
Summerfield Health & Rehabilitation Center	Louisville, KY	100%	—	1,134	9,166	10,300	—	1,134	9,166	10,300	(407)	1979/2013	08/17/17	40
Tanbark Senior Living	Lexington, KY	100%	—	2,558	4,311	6,869	—	2,558	4,311	6,869	(209)	1989	08/17/17	40
Summit Manor Health & Rehabilitation Center	Columbia, KY	100%	—	114	11,141	11,255	—	114	11,141	11,255	(434)	1965	08/17/17	40
Meadowview Health & Rehabilitation Center	Louisville, KY	100%	—	390	2,410	2,800	—	405	2,412	2,817	(83)	1973/2013	08/17/17	40
Belle View Estates Rehabilitation and Care Center	Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(148)	1995	08/17/17	40
River Chase Rehabilitation and Care Center	Morrilton, AR	100%	—	508	—	508	—	508	—	508	—	1988	08/17/17	40
Heartland Rehabilitation and Care Center	Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(314)	1992	08/17/17	40
River Ridge Rehabilitation and Care Center	Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(172)	1990	08/17/17	40
Brookridge Cove Rehabilitation and Care Center	Morrilton, AR	100%	—	412	2,642	3,054	—	412	2,642	3,054	(140)	1996	08/17/17	40
Southern Trace Rehabilitation and Care Center	Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(339)	1989/2015	08/17/17	40
Lake Village Rehabilitation and Care Center	Lake Village, AR	100%	—	507	4,838	5,345	—	507	4,838	5,345	(211)	1998	08/17/17	40
Savannah Specialty Care Center	Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(438)	1972	08/17/17	40
Pettigrew Rehabilitation Center	Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(357)	1968/2006	08/17/17	40
Sunnybrook Rehabilitation Center	Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(446)	1971	08/17/17	40
Raleigh Rehabilitation Center	Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(658)	1967/2007	08/17/17	40
Cypress Pointe Rehabilitation Center	Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(214)	1966/2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Silas Creek Rehabilitation Center	Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(159)	1965	08/17/17	40
Lincolnton Rehabilitation Center	Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(380)	1976	08/17/17	40
Rehabilitation and Nursing Center of Monroe	Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(250)	1963/2005	08/17/17	40
Guardian Care of Zebulon	Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(313)	1973/2010	08/17/17	40
Guardian Care of Rocky Mount	Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(657)	1975	08/17/17	40
San Pedro Manor	San Antonio, TX	100%	—	671	2,504	3,175	—	671	2,504	3,175	(121)	1986	08/17/17	40
Park Manor Health Care & Rehabilitation	DeSoto, TX	100%	—	942	6,033	6,975	—	942	6,033	6,975	(252)	1987	08/17/17	40
Avalon Place - Trinity	Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(173)	1985	08/17/17	40
Avalon Place - Kirbyville	Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(250)	1987	08/17/17	40
Heritage House of Marshall	Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(190)	2008	08/17/17	40
Park Place Health Center	Hartford, CT	100%	—	310	1,190	1,500	—	310	1,190	1,500	(57)	1969/2006	08/17/17	40
Spectrum Healthcare Torrington	Torrington, CT	100%	—	250	—	250	10	250	10	260	—	1969/2011	08/17/17	40
Autumn Woods Residential Health Care Facility	Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(1,054)	1961/2001	08/17/17	40
Autumn View Health Care Facility	Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(1,952)	1983/2014	08/17/17	40
Brookhaven Health Care Facility	East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(1,153)	1988/2011	08/17/17	40
Harris Hill Nursing Facility	Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(1,645)	1992/2007	08/17/17	40
Garden Gate Health Care Facility	Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(1,123)	1979/2006	08/17/17	40
Northgate Health Care Facility	North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(1,107)	1982/2007	08/17/17	40
Seneca Health Care Center	West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(989)	1974/2008	08/17/17	40
Blueberry Hill Rehab and Healthcare Center	Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(673)	1965/2015	08/17/17	40
River Terrace Rehabilitation and Healthcare Center	Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(296)	1970/2005	08/17/17	40
The Crossings West Campus	New London, CT	100%	—	356	152	508	—	356	152	508	(13)	1967/2016	08/17/17	40
The Crossings East Campus	New London, CT	100%	—	505	2,248	2,753	—	505	2,248	2,753	(147)	1967/2016	08/17/17	40
Parkway Pavilion Healthcare	Enfield, CT	100%	—	437	16,461	16,898	—	437	16,461	16,898	(644)	1968/2015	08/17/17	40
Quincy Health & Rehabilitation Center	Quincy, MA	100%	—	894	904	1,798	—	894	904	1,798	(63)	1965/2003	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Den-Mar Health & Rebilitation Center	Rockport, MA	100%	—	—	1,765	1,765	—	—	1,765	1,765	(89)	1963/1993	08/17/17	40
Firesteel Healthcare Community	Mitchell, SD	100%	—	621	14,059	14,680	8,636	621	22,695	23,316	(1,302)	1966/2017	08/17/17	40
Fountain Springs Healthcare Community	Rapid City, SD	100%	—	1,134	13,109	14,243	—	1,134	13,109	14,243	(490)	1989/2016	08/17/17	40
Palisade Healthcare Community	Garretson, SD	100%	—	362	2,548	2,910	—	362	2,548	2,910	(123)	1971/1982	08/17/17	40
Shepherd of the Valley Healthcare Community	Casper, WY	100%	—	803	19,210	20,013	—	803	19,210	20,013	(745)	1961/1990	08/17/17	40
Wheatcrest Hills Healthcare Community	Britton, SD	100%	—	679	3,216	3,895	—	679	3,216	3,895	(149)	1969	08/17/17	40
Riverview Healthcare Community & Independent Living	Flandreau, SD	100%	—	240	6,327	6,567	—	240	6,327	6,567	(253)	1965/1989	08/17/17	40
Prairie View Healthcare Center	Woonsocket, SD	100%	—	383	2,041	2,424	—	383	2,041	2,424	(95)	1968/2012	08/17/17	40
Wingate at Dutchess (Fishkill)	Fishkill, NY	100%	—	964	30,107	31,071	—	964	30,107	31,071	(1,131)	1995	08/17/17	40
Wingate at Ulster (Highland)	Highland, NY	100%	—	4,371	11,473	15,844	—	4,371	11,473	15,844	(465)	1998	08/17/17	40
Wingate at Beacon	Beacon, NY	100%	—	—	25,400	25,400	—	—	25,400	25,400	(1,005)	2002	08/17/17	40
Wingate at Springfield	Springfield, MA	100%	—	817	11,357	12,174	—	817	11,357	12,174	(436)	1987	08/17/17	40
Wingate at Andover	Andover, MA	100%	—	2,123	5,383	7,506	—	2,123	5,383	7,506	(237)	1992	08/17/17	40
Wingate at Reading	Reading, MA	100%	—	1,534	5,221	6,755	—	1,534	5,221	6,755	(235)	1988	08/17/17	40
Wingate at Sudbury	Sudbury, MA	100%	—	2,017	3,458	5,475	—	2,017	3,458	5,475	(180)	1997	08/17/17	40
Wingate at Belvidere (Lowell)	Lowell, MA	100%	—	1,335	9,019	10,354	—	1,335	9,019	10,354	(374)	1966/2007	08/17/17	40
Wingate at Worcester	Worcester, MA	100%	—	945	8,770	9,715	—	945	8,770	9,715	(356)	1970/1988	08/17/17	40
Wingate at West Springfield	W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(328)	1960/1985	08/17/17	40
Wingate at East Longmeadow	East Longmeadow, MA	100%	—	2,968	8,957	11,925	—	2,968	8,957	11,925	(403)	1985/2005	08/17/17	40
Broadway by the Sea	Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(449)	1968/2011	09/19/17	40
Coventry Court Health Center	Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(529)	1968/2011	09/19/17	40
Fairfield Post-Acute Rehab	Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(819)	1966/2006	09/19/17	40
Garden View Post-Acute Rehab	Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(625)	1970/2015	09/19/17	40
Grand Terrace Health Care Center	Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(346)	1945/2017	09/19/17	40
Pacifica Nursing & Rehab Center	Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(938)	1975	09/19/17	40
Burien Nursing & Rehab Center	Burien, WA	100%	—	823	17,431	18,254	—	823	17,431	18,254	(629)	1965/2014	09/19/17	40
Park West Care Center	Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(321)	1963/2016	09/19/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Beachside Nursing Center	Huntington Beach, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(363)	1965/2010	09/19/17	40
Chatsworth Park Health Care	Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(648)	1976	09/19/17	40
Cottonwood Post-Acute Rehab	Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(285)	1975/2010	09/19/17	40
Danville Post-Acute Rehab	Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(615)	1965	09/19/17	40
Lake Balboa Care Center	Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(568)	1958/2015	09/19/17	40
Lomita Post-Acute Care Center	Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(553)	1969	09/19/17	40
University Post-Acute Rehab	Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(636)	1972	09/19/17	40
Issaquah Nursing & Rehab Center	Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(331)	1975/2012	09/19/17	40
Alamitos-Belmont Rehab Hospital	Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(800)	1966/2014	09/19/17	40
Edgewater Skilled Nursing Center	Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(230)	1952/2013	09/19/17	40
Fairmont Rehabilitation Hospital	Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(711)	1965	09/19/17	40
Palm Terrace Care Center	Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(545)	1966	09/19/17	40
Woodland Nursing & Rehab	Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(598)	1930/2007	09/19/17	40
Park Manor at Bee Cave	Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,415	12,522	(429)	2014	12/15/17	40
Ramona	El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(567)	1965	01/10/18	40
Park Ridge	Shoreline, WA	100%	—	8,861	11,478	20,339	—	8,861	11,478	20,339	(369)	1964/2012	01/19/18	40
			60,787	419,627	3,645,698	4,065,325	39,619	419,197	3,675,287	4,094,484	(224,942)
Senior Housing - Leased
Forest Hills (ALF)	Broken Arrow, OK	100%	(4)	1,803	3,927	5,730	—	1,803	3,528	5,331	(1,658)	2000/2018	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	2,965	571	7,183	7,754	—	571	6,208	6,779	(2,321)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	5,113	—	5,654	5,654	—	—	4,722	4,722	(1,511)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	4,335	304	3,992	4,296	—	304	3,533	3,837	(1,516)	1995	11/15/10	46
Langdon Place of Dover	Dover, NH	100%	3,683	801	10,036	10,837	—	801	9,083	9,884	(3,356)	1987/2009	11/15/10	42
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	3,294	3,550	(1,368)	2004/2011	11/22/11	40
New Dawn Aurora	Aurora, CO	100%	—	2,874	12,829	15,703	6	2,874	12,835	15,709	(2,173)	2009	09/20/12	40
Independence Village at Frankenmuth	Frankenmuth, MI	100%	—	5,027	20,929	25,956	—	5,027	20,929	25,956	(3,830)	1982/2008	09/21/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(180)	1996/2018	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(1,181)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(548)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	—	684	5,832	6,516	(1,061)	1999/2001, 2012, 2013, 2018	12/14/12	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,125	6,077	(698)	2002/2017	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(786)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,145	2,889	(408)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(516)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(922)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(2,150)	2006/2008, 2010	12/14/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(875)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(2,489)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	—	217	9,906	10,123	(1,453)	1989/1991, 1994, 2018	02/14/14	40
Park Place	Fort Wayne, IN	100%	13,324	2,300	21,115	23,415	2,747	2,300	23,861	26,161	(3,596)	2011/2016, 2018	04/30/14	40
Parkview in Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	45,767	47,957	(5,501)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	44,789	46,928	(5,665)	1986/2013, 2015	09/25/14	40
The Chateau	McKinney, TX	100%	—	2,760	44,397	47,157	—	2,760	44,397	47,157	(5,408)	2006/2010	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	37,506	39,850	(4,430)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	30,909	35,901	(3,794)	1987/2006, 2015	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,428	27,423	(3,057)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	26,498	27,303	(3,270)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	20,510	21,835	(2,667)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	21,775	22,305	(2,716)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	19,368	21,364	(2,580)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	18,821	21,224	(2,347)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	19,545	20,625	(2,470)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,326	20,535	(2,249)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	18,778	20,255	(2,434)	2005/2006, 2007/2011	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	18,257	19,235	(2,307)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	17,523	18,675	(2,262)	1984/1988, 2013	09/25/14	40
Heritage Village	Mcallen, TX	100%	—	4,092	13,823	17,915	—	4,092	13,823	17,915	(1,850)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,029	14,596	(1,650)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,244	13,026	(1,519)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	10,873	11,667	(1,413)	1985/2016	09/25/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(991)	1996/2015	09/29/14	40
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(601)	1988/2014	09/29/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,822	5,037	(593)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(794)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	483	1,283	8,907	10,190	(1,141)	1999/2016	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	452	1,031	6,030	7,061	(874)	1997/2016	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	1,688	9,098	10,786	360	1,688	9,459	11,147	(1,341)	2008/2016	10/01/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	23,767	26,244	(2,936)	1986/2016	10/07/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	1,139	561	6,006	6,567	(933)	1920/1997, 2015	10/14/14	40
Life’s Journey of Mattoon	Mattoon, IL	100%	—	812	6,796	7,608	63	812	6,859	7,671	(763)	2006/2008	09/01/15	40
Life’s Journey of Pana	Pana, IL	100%	—	154	2,098	2,252	—	154	2,098	2,252	(264)	1998/2012	09/01/15	40
Life’s Journey of Taylorville	Taylorville, IL	100%	—	267	5,201	5,468	50	267	5,252	5,519	(586)	2012/2014	09/01/15	40
Life’s Journey of Paris	Paris, IL	100%	—	132	3,090	3,222	—	132	3,090	3,222	(310)	1998/2013	09/01/15	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	47	1,559	9,105	10,664	(905)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	77	1,428	16,214	17,642	(1,428)	1996/1997, 2011	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	12	527	14,672	15,199	(1,305)	1995/1997	09/17/15	40
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	253	1,074	19,674	20,748	(1,786)	1989/1995, 2018	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	(887)	2013	11/16/15	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(710)	2012	07/01/16	40
Poet’s Walk at Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(1,548)	2016	07/14/16	40
Poet’s Walk at Chandler Oaks	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(989)	2016	08/01/16	40
The Montecito Santa Fe	Santa Fe, NM	100%	—	2,536	19,441	21,977	518	2,729	21,483	24,212	(1,358)	2006	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	97	292	6,996	7,288	(495)	1988	11/30/16	40
Poet’s Walk at Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(1,297)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(810)	1991	12/02/16	40
Poet’s Walk of Cedar Parks	Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(612)	2017	06/01/17	40
Avamere Court at Keizer	Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(1,144)	1970	08/17/17	40
Arbor Court Retirement Community at Alvamar	Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(179)	1995/2014	08/17/17	40
Arbor Court Retirement Community at Salina	Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(121)	1989/2014	08/17/17	40
Arbor Court Retirement Community at Topeka	Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(204)	1986/2014	08/17/17	40
Summit West	Indianapolis, IN	100%	—	996	4,401	5,397	—	996	4,401	5,397	(184)	1998	08/17/17	40
Crownpointe of Carmel	Carmel, IN	100%	—	1,107	1,532	2,639	—	1,107	1,532	2,639	(62)	1998	08/17/17	40
Crown Pointe Senior Living Community	Greensburg, IN	100%	—	396	7,425	7,821	—	396	7,425	7,821	(270)	1999	08/17/17	40
Lakeview Commons Assisted Living	Monticello, IN	100%	—	213	1,282	1,495	—	213	1,282	1,495	(45)	1999	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Azalea Hills	Floyds Knobs, IN	100%	—	2,256	14,118	16,374	—	2,256	14,118	16,374	(511)	2008	08/17/17	40
Lakeside ALF	San Antonio, TX	100%	—	1,158	2,536	3,694	—	1,158	2,536	3,694	(131)	2013	08/17/17	40
Heritage Oaks Retirement Village	Corsicana, TX	100%	—	1,300	14,406	15,706	—	1,300	14,406	15,706	(554)	1996/2007	08/17/17	40
Aspen Grove Assisted Living	Sturgis, SD	100%	—	555	6,487	7,042	—	555	6,487	7,042	(265)	2013	08/17/17	40
Maurice Griffith Manor Living Center	Casper, WY	100%	—	294	72	366	—	294	72	366	(5)	1984/1985	08/17/17	40
The Peaks at Old Laramie Trail (Lafayette)	Lafayette, CO	100%	—	1,085	19,243	20,328	—	1,878	19,196	21,074	(676)	2016	12/15/17	40
Prairie View	Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(109)	2007	01/31/18	40
Arbor View Assisted Living	Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(75)	2010	04/16/18	40
Legacy Assisted Living	Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(109)	2015	04/16/18	40
Greenfield of Strasburg	Strasburg, VA	100%	—	666	5,551	6,217	—	666	5,551	6,217	(109)	2001	04/30/18	40
Poets Walk of Sarasota	Sarasota, FL	100%	—	1,440	22,541	23,981	—	1,440	22,541	23,981	(365)	2018	05/18/18	40
The Pointe at Lifespring	Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(103)	2017	08/31/18	40
Shavano Park Senior Living	Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(118)	2015	08/31/18	40
Traditions of Beavercreek	Beavercreek, OH	100%	—	1,622	24,215	25,837	—	1,622	24,215	25,837	(121)	2016	08/31/18	40
			29,420	108,849	1,119,584	1,228,433	10,576	109,835	1,127,955	1,237,790	(125,902)
Senior Housing - Managed
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	92	574	8,825	9,399	(1,541)	2010	12/18/12	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	383	1,341	17,002	18,343	(1,783)	1998	06/11/15	40
Masonville Manor	London, ON	100%	—	960	19,056	20,016	231	947	19,020	19,967	(1,959)	1998/2015	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	449	2,288	8,641	10,929	(996)	1990	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	146	1,797	21,972	23,769	(2,234)	2005/2015	06/11/15	40
Fairwinds Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	179	1,170	20,241	21,411	(2,072)	2000	06/11/15	40
The Shores	Kamloops, BC	100%	4,889	679	8,024	8,703	97	669	8,009	8,678	(862)	1992/2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	6,509	843	10,724	11,567	118	266	10,692	10,958	(1,083)	1990/2008	06/11/15	40
Cherry Park	Penticton, BC	100%	4,687	763	6,771	7,534	412	753	7,089	7,842	(730)	1990/1991, 2014	06/11/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	219	3,857	20,918	24,775	(1,874)	2013	09/17/15	40
Ramsey	Ramsey, MN	100%	—	1,182	13,280	14,462	30	1,182	13,315	14,497	(504)	2015	10/06/17	40
Marshfield II	Marshfield, WI	100%	—	500	4,134	4,634	—	500	4,139	4,639	(176)	2014	10/06/17	40
Dover Place	Dover, DE	100%	—	2,797	23,054	25,851	49	2,797	23,103	25,900	(685)	1999	01/02/18	40
Kanawha Place	Charleston, WV	100%	—	419	4,239	4,658	249	419	4,488	4,907	(171)	1969	01/02/18	40
Leighton Place	Williamsport, PA	100%	—	296	9,191	9,487	122	296	9,313	9,609	(287)	1990/2009	01/02/18	40
Maidencreek Place	Reading, PA	100%	—	684	12,950	13,634	13	684	12,963	13,647	(397)	2004	01/02/18	40
Rolling Meadows Place	Scott Depot, WV	100%	—	230	6,271	6,501	193	230	6,464	6,694	(232)	1996	01/02/18	40
Willowbrook Place	Clarks Summit, PA	100%	—	406	9,471	9,877	219	406	9,690	10,096	(320)	1997	01/02/18	40
Wyncote Place	Wyncote, PA	100%	—	1,781	4,911	6,692	137	1,781	5,048	6,829	(196)	1909	01/02/18	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Amity Place	Douglassville, PA	100%	—	611	19,083	19,694	25	611	19,108	19,719	(551)	2008	01/02/18	40
Milford Place	Milford, DE	100%	—	1,199	18,786	19,985	100	1,199	18,886	20,085	(557)	1999	01/02/18	40
Oak Hill Place	Oak Hill, WV	100%	—	609	2,636	3,245	95	609	2,731	3,340	(126)	2001/2014	01/02/18	40
Seasons Place	Lewisburg, WV	100%	—	355	5,055	5,410	296	355	5,351	5,706	(201)	1995	01/02/18	40
			16,085	25,487	275,009	300,496	3,854	24,731	277,008	301,739	(19,537)
Specialty Hospitals and Other
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(14,081)	2009	05/03/11	40
Baylor Orthopedic Spine Hospital at Arlington	Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(1,515)	2009/2016	08/17/17	40
Touchstone Neurorecovery Center	Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(968)	1992	08/17/17	40
HealthBridge Children’s Hospital (Houston)	Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(509)	1999/2009	08/17/17	40
Nexus Speciality Hospital - Woodlands Campus	Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(530)	1995/1998	08/17/17	40
HealthBridge Children’s Hospital (Orange)	Orange, CA	100%	—	2,060	5,538	7,598	—	2,060	5,538	7,598	(202)	2000	08/17/17	40
ResCare Tangram - Texas Hill Country School	Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,385	3,287	(97)	1993	08/17/17	40
ResCare Tangram - Chaparral	Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(59)	1994/2009	08/17/17	40
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(100)	1992	08/17/17	40
ResCare Tangram - 618 W. Hutchinson	San Marcos, TX	100%	—	51	359	410	62	51	421	472	(40)	1869	08/17/17	40
ResCare Tangram - Ranch	Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(127)	1989	08/17/17	40
ResCare Tangram - Mesquite	Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(141)	1985/1991	08/17/17	40
ResCare Tangram - Hacienda	Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,813	2,917	(104)	1990/2012	08/17/17	40
ResCare Tangram - Loma Linda	Seguin, TX	100%	—	52	805	857	—	52	805	857	(33)	1970	08/17/17	40
Aurora Chicago Lakeshore Hospital	Chicago, IL	100%	—	8,574	39,732	48,306	—	8,574	39,732	48,306	(1,472)	1992/2011	08/17/17	40
Aurora Arizona West	Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(2,345)	1996/2013	08/17/17	40
Aurora Arizona East	Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(1,791)	2001/2016	08/17/17	40
Aurora Charter Oak Hospital	Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(2,600)	1974/2011	08/17/17	40
Aurora Vista del Mar Hospital	Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(1,724)	1984	08/17/17	40
Aurora San Diego Hospital	San Diego, CA	100%	—	8,403	55,015	63,418	6,999	8,403	62,014	70,417	(2,022)	1988/2017	08/17/17	40
Gateway Rehabilitation Hospital at Florence	Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(923)	2000	08/17/17	40
Highlands Regional Rehabilitation Hospital	El Paso, TX	100%	—	2,009	6,639	8,648	—	2,009	6,639	8,648	(257)	1999/2009	08/17/17	40
			—	75,619	538,451	614,070	7,168	75,619	545,617	621,236	(31,640)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Multi-property Indebtedness			11,172	—	—	—	—	—	—	—	—
			117,464	629,582	5,578,742	6,208,324	61,217	629,382	5,625,867	6,255,249	(402,021)

Corporate Assets			—	—	136	136	498	—	634	634	(317)
			$117,464	$629,582	$5,578,878	$6,208,460	$61,715	$629,382	$5,626,501	$6,255,883	$(402,338)

(1)	Encumbrances do not include deferred financing costs, net of $1.8 million as of December 31, 2018.

(2)	Building and building improvements include land improvements and furniture and equipment.

(3)	The aggregate cost of real estate for federal income tax purposes was $5.3 billion.

(4)	Property serves as collateral for secured debt totaling $11.2 million as of December 31, 2018.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Real estate:
Balance at the beginning of the year	$6,334,855	$2,292,751	$2,277,457
Acquisitions	262,605	4,145,977	150,782
Real estate acquired through loans receivable foreclosure	—	19,096	10,100
Improvements	27,697	6,954	1,003
Impairment	(1,576)	(2,211)	(39,058)
Sale of real estate	(351,922)	(133,897)	(107,930)
Foreign currency translation	(12,639)	10,556	4,623
Write-off of fully depreciated assets	(3,137)	(4,371)	(4,226)
Balance at the end of the year	$6,255,883	$6,334,855	$2,292,751

Accumulated depreciation:
Balance at the beginning of the year	$(340,423)	$(282,812)	$(237,841)
Depreciation expense	(174,398)	(101,198)	(64,463)
Impairment	163	885	9,247
Sale of real estate	108,122	38,914	6,023
Foreign currency translation	1,061	(583)	(4)
Write-off of fully depreciated assets	3,137	4,371	4,226
Balance at the end of the year	$(402,338)	$(340,423)	$(282,812)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2018
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
River Vista	10.0%	2027	(2)	$—	$18,577	$18,577	N/A
Construction Mortgages:
McKinney	8.0	2021	(3)	—	3,513	3,551	N/A
Arlington	8.0	2022	(3)	—	1,056	1,078	N/A
				$—	$23,146	$23,206

(1)	The aggregate cost for federal income tax purposes was $23.3 million as of December 31, 2018.

(2)	Interest is due monthly, and principal is due at the maturity date.

(3)	Interest and principal for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of the year	$16,033	$39,026	$241,038
Additions during period:
Draws	10,943	1,738	—
New mortgage loans	—	12,987	3,767
Interest income added to principal	1,528	539	690
Deductions during period:
Paydowns/repayments	(5,358)	(14,570)	(193,075)
Conversion to real property	—	(19,085)	(10,100)
Write-offs (1)	—	(4,602)	(3,294)
Balance at the end of the year	$23,146	$16,033	$39,026

(1)
During the year ended December 31, 2017, the Company wrote off uncollectible amounts related to one mortgage loan that was repaid. During the year ended December 31, 2016, the Company wrote off amounts in excess of the fair value upon conversion of one mortgage loan to real property.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 25, 2019.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2019
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR. Harold W. Andrews, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2019
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH Craig A. Barbarosh	Director	February 25, 2019
Craig A. Barbarosh

/S/ ROBERT A. ETTL Robert A. Ettl	Director	February 25, 2019
Robert A. Ettl

/S/ MICHAEL J. FOSTER Michael J. Foster	Director	February 25, 2019
Michael J. Foster

/S/ RONALD G. GEARY	Director	February 25, 2019
Ronald G. Geary

/S/ RAYMOND J. LEWIS	Director	February 25, 2019
Raymond J. Lewis

/S/ JEFFREY A. MALEHORN	Director	February 25, 2019
Jeffrey A. Malehorn

/S/ MILTON J. WALTERS	Director	February 25, 2019
Milton J. Walters