Form 10-Q
period 2019-03-31
Sabra Health Care REIT, Inc.
filed 2019-05-08
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-34950

 SABRA HEALTH CARE REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-2560479
(State of Incorporation)	(I.R.S. Employer Identification No.)
18500 Von Karman Avenue, Suite 550
Irvine, CA 92612
(888) 393-8248
(Address, zip code and telephone number of Registrant)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	SBRA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2019, there were 179,501,043 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	our dependence on the operating success of our tenants;

•	the potential variability of our reported rental and related revenues following the adoption of Topic 842 (as defined below) on January 1, 2019;

•	operational risks with respect to our Senior Housing - Managed communities (as defined below);

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Venture (as defined below);

•	risks associated with our investments in joint ventures;

•	changes in healthcare regulation and political or economic conditions;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	competitive conditions in our industry;

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”) and in Part II, Item 1A, “Risk Factors” of this 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $425,962 and $402,338 as of March 31, 2019 and December 31, 2018, respectively	$5,437,354	$5,853,545
Loans receivable and other investments, net	109,214	113,722
Investment in unconsolidated joint venture	335,701	340,120
Cash and cash equivalents	22,873	50,230
Restricted cash	9,766	9,428
Assets held for sale, net	270,780	—
Lease intangible assets, net	119,667	131,097
Accounts receivable, prepaid expenses and other assets, net	149,790	167,161
Total assets	$6,455,145	$6,665,303

Liabilities
Secured debt, net	$115,188	$115,679
Revolving credit facility	620,000	624,000
Term loans, net	1,187,384	1,184,930
Senior unsecured notes, net	1,307,658	1,307,394
Accounts payable and accrued liabilities	94,809	94,827
Lease intangible liabilities, net	79,328	83,726
Total liabilities	3,404,367	3,410,556

Commitments and contingencies (Note 13)

Equity
Common stock, $.01 par value; 250,000,000 shares authorized, 178,419,599 and 178,306,528 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,784	1,783
Additional paid-in capital	3,508,987	3,507,925
Cumulative distributions in excess of net income	(462,555)	(271,595)
Accumulated other comprehensive (loss) income	(1,747)	12,301
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,046,469	3,250,414
Noncontrolling interests	4,309	4,333
Total equity	3,050,778	3,254,747
Total liabilities and equity	$6,455,145	$6,665,303

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and related revenues	$116,387	$144,255
Interest and other income	3,325	4,338
Resident fees and services	17,061	17,493

Total revenues	136,773	166,086

Expenses:
Depreciation and amortization	44,949	48,005
Interest	36,318	35,818
Triple-net portfolio operating expenses	5,289	—
Senior housing - managed portfolio operating expenses	12,040	12,124
General and administrative	8,178	7,867
Merger and acquisition costs	6	330
Provision for doubtful accounts, straight-line rental income and loan losses	1,207	1,213
Impairment of real estate	103,134	532

Total expenses	211,121	105,889

Other (expense) income:
Other income	171	2,820
Net loss on sales of real estate	(1,520)	(472)

Total other (expense) income	(1,349)	2,348

(Loss) income before (loss) income from unconsolidated joint venture and income tax expense	(75,697)	62,545

(Loss) income from unconsolidated joint venture	(1,383)	446
Income tax expense	(612)	(510)

Net (loss) income	(77,692)	62,481

Net income attributable to noncontrolling interests	(12)	(10)

Net (loss) income attributable to Sabra Health Care REIT, Inc.	(77,704)	62,471

Preferred stock dividends	—	(2,561)

Net (loss) income attributable to common stockholders	$(77,704)	$59,910

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.44)	$0.34

Diluted common share	$(0.44)	$0.34

Weighted-average number of common shares outstanding, basic	178,385,984	178,294,605

Weighted-average number of common shares outstanding, diluted	178,385,984	178,516,388

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net (loss) income	$(77,692)	$62,481
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation loss	(560)	(374)
Unrealized (loss) gain on cash flow hedges	(13,488)	9,898

Total other comprehensive (loss) income	(14,048)	9,524

Comprehensive (loss) income	(91,740)	72,005

Comprehensive income attributable to noncontrolling interests	(12)	(10)

Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(91,752)	$71,995

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	62,471	—	62,471	10	62,481
Other comprehensive income	—	—	—	—	—	—	8,729	8,729	—	8,729
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(37)	(37)
Amortization of stock-based compensation	—	—	—	—	1,398	—	—	1,398	—	1,398
Common stock issuance, net	—	—	26,527	—	(202)	—	—	(202)	—	(202)
Preferred dividends	—	—	—	—	—	(2,561)	—	(2,561)	—	(2,561)
Common dividends ($0.45 per share)	—	—	—	—	—	(80,491)	—	(80,491)	—	(80,491)
Balance, March 31, 2018	5,750,000	$58	178,282,370	$1,783	$3,638,109	$(238,612)	$20,813	$3,422,151	$4,415	$3,426,566

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	—	$—	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
Cumulative effect of Topic 842 adoption	—	—	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net (loss) income	—	—	—	—	—	(77,704)	—	(77,704)	12	(77,692)
Other comprehensive loss	—	—	—	—	—	—	(14,048)	(14,048)	—	(14,048)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(36)	(36)
Amortization of stock-based compensation	—	—	—	—	3,270	—	—	3,270	—	3,270
Common stock issuance, net	—	—	113,071	1	(2,208)	—	—	(2,207)	—	(2,207)
Common dividends ($0.45 per share)	—	—	—	—	—	(80,754)	—	(80,754)	—	(80,754)
Balance, March 31, 2019	—	$—	178,419,599	$1,784	$3,508,987	$(462,555)	$(1,747)	$3,046,469	$4,309	$3,050,778

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(77,692)	$62,481
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,949	48,005
Amortization of above and below market lease intangibles, net	4,304	(684)
Non-cash interest income adjustments	(562)	(570)
Non-cash interest expense	2,561	2,481
Stock-based compensation expense	2,775	1,135
Straight-line rental income adjustments	(5,468)	(11,563)
Provision for doubtful accounts, straight-line rental income and loan losses	1,207	1,213
Net loss on sales of real estate	1,520	472
Impairment of real estate	103,134	532
Loss (income) from unconsolidated joint venture	1,383	(446)
Distributions of earnings from unconsolidated joint venture	3,037	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(9,924)	(1,658)
Accounts payable and accrued liabilities	(17,265)	249
Net cash provided by operating activities	53,959	101,647
Cash flows from investing activities:
Acquisition of real estate	—	(172,001)
Origination and fundings of loans receivable	(2,776)	(13,232)
Origination and fundings of preferred equity investments	—	(928)
Additions to real estate	(5,072)	(11,539)
Repayments of loans receivable	5,251	28,805
Repayments of preferred equity investments	2,087	234
Investment in unconsolidated joint venture	—	(354,461)
Net proceeds from the sales of real estate	6,857	6,743
Net cash provided by (used in) investing activities	6,347	(516,379)
Cash flows from financing activities:
Net repayments of revolving credit facility	(4,000)	(30,000)
Principal payments on secured debt	(849)	(1,061)
Payments of deferred financing costs	(6)	(6)
Distributions to noncontrolling interests	(36)	(37)
Issuance of common stock, net	(2,323)	(499)
Dividends paid on common and preferred stock	(80,260)	(82,789)
Net cash used in financing activities	(87,474)	(114,392)
Net decrease in cash, cash equivalents and restricted cash	(27,168)	(529,124)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	149	(155)
Cash, cash equivalents and restricted cash, beginning of period	59,658	587,449
Cash, cash equivalents and restricted cash, end of period	$32,639	$58,170
Supplemental disclosure of cash flow information:
Interest paid	$42,195	$42,623

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its United States (“U.S.”) federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the U.S. and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and a wholly owned subsidiary of Sabra is currently the only limited partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments; and an investment in an unconsolidated joint venture.
On August 17, 2017, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company, the Operating Partnership, PR Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Care Capital Properties, Inc., a Delaware corporation (“CCP”), and Care Capital Properties, L.P. (“CCPLP”), a Delaware limited partnership and wholly owned subsidiary of CCP, CCP merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “CCP Merger”), following which Merger Sub merged with and into the Company, with the Company continuing as the surviving entity (the “Subsequent Merger”), and, simultaneous with the Subsequent Merger, CCPLP merged with and into the Operating Partnership, with the Operating Partnership continuing as the surviving entity.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2019 and December 31, 2018 and for the three month periods ended March 31, 2019 and 2018. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
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
As of March 31, 2019, the Company determined that it was the primary beneficiary of one VIE—a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of this entity in the accompanying condensed consolidated financial statements. As of March 31, 2019, the Company determined that the operations of this entity were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2019, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2019, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owns 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. As of March 31, 2019, the book value of the Company’s investment in the Enlivant Joint Venture was $335.7 million.
Net Investment in Direct Financing Lease
As of March 31, 2019, the Company had a $23.5 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the total undiscounted rental payments of $5.2 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $6.4 million as of March 31, 2019. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.6 million for the three months ended March 31, 2019 and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at March 31, 2019, were as follows: $1.7 million for the remainder of 2019; $2.3 million for 2020; and $2.1 million for 2021.
Recently Issued Accounting Standards Update
Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). Topic 842 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. Topic 842 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. Topic 842 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt Topic 842 on January 1, 2019 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, the Company elected to use the available practical expedient package, and therefore did not reassess classification of its existing leases.
Additionally, the Company has elected a practical expedient not to separate lease and nonlease components (such as services rendered), which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. As a result of electing this practical expedient, the Company, beginning January 1, 2019, recognizes revenue from its leased skilled nursing/transitional care facilities, senior housing communities, and specialty hospitals and other facilities under Topic 842 and recognizes revenue from its Senior Housing - Managed communities under the Revenue ASUs (codified under Topic 606). Upon adoption of Topic 842, the Company recognized its operating leases for which it is the lessee, mainly its corporate office lease and ground leases, on its consolidated balance sheets, as a lease liability of $10.0 million, included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, and a corresponding right-of-use asset, included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of March 31, 2019, the balances of the lease liability and the corresponding right-of-use asset were $10.0 million and $9.8 million, respectively.
The Company assesses the collectability of rental revenues on a lease-by-lease basis. Prior to the adoption of Topic 842, the Company recorded rental revenue and receivables to the extent those amounts were expected to be collected, irrespective of the Company’s determination of the collectability of substantially all rents over the life of a lease. Upon adoption of Topic 842, if at any time the Company cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off irrespective of amounts expected to be collectible. Upon adoption of Topic 842 and as of the adoption date, the Company recorded a $32.5 million reduction in equity and accounts receivable due to the cumulative effect of this change. This reduction consisted of $17.5 million of straight-line rental income receivables and $15.0 million of cash rent receivables, although management believes the $15.0 million of cash rent receivables are collectible. Any recoveries of these amounts will be recorded in future periods upon receipt of payment. Under Topic 842, future write-offs of receivables and any recoveries of previously written-off receivables will be recorded as adjustments to rental revenue.
Furthermore, Topic 842 requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties. In contrast, lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized $4.2 million of variable lease revenue and the associated expense during the three months ended March 31, 2019.
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

3.     RECENT REAL ESTATE ACQUISITIONS
No acquisitions were completed during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company acquired 11 Senior Housing - Managed communities, two skilled nursing/transitional care facilities and one senior housing community. Allocation of the consideration was based on certain valuations and analyses and is as follows (in thousands):

Three Months Ended
March 31, 2018
Land	$20,552
Building and improvements	150,523
Tenant origination and absorption costs intangible assets	722
Tenant relationship intangible assets	209

Total consideration	$172,006

For the acquisitions completed during the three months ended March 31, 2018, the tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of 13 years and 23 years, respectively.
For the three months ended March 31, 2018, the Company recognized $9.7 million of total revenues and $0.9 million of net income attributable to common stockholders from the facilities acquired during the three months ended March 31, 2018.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	304	34,049	$3,716,115	$(234,633)	$3,481,482
Senior Housing - Leased	88	7,147	1,220,158	(133,570)	1,086,588
Senior Housing - Managed	23	1,603	305,173	(22,037)	283,136
Specialty Hospitals and Other	22	1,085	621,236	(35,394)	585,842
	437	43,884	5,862,682	(425,634)	5,437,048
Corporate Level			634	(328)	306
			$5,863,316	$(425,962)	$5,437,354
As of December 31, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	335	37,628	$4,094,484	$(224,942)	$3,869,542
Senior Housing - Leased	90	7,332	1,237,790	(125,902)	1,111,888
Senior Housing - Managed	23	1,603	301,739	(19,537)	282,202
Specialty Hospitals and Other	22	1,085	621,236	(31,640)	589,596
	470	47,648	6,255,249	(402,021)	5,853,228
Corporate Level			634	(317)	317
			$6,255,883	$(402,338)	$5,853,545

	March 31, 2019	December 31, 2018
Building and improvements	$5,044,382	$5,388,102
Furniture and equipment	221,123	237,145
Land improvements	1,317	1,254
Land	596,494	629,382
	5,863,316	6,255,883
Accumulated depreciation	(425,962)	(402,338)
	$5,437,354	$5,853,545
Operating Leases
As of March 31, 2019, the substantial majority of the Company’s real estate properties (excluding 23 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of March 31, 2019, the leases had a weighted-average remaining term of nine years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $12.6 million and $12.4 million as of March 31, 2019 and December 31, 2018, respectively, and letters of credit deposited with the Company totaled approximately $95 million and $98 million as of March 31, 2019 and December 31, 2018, respectively. In addition, the Company’s tenants have deposited with the Company $14.2 million and $17.5 million as of March 31, 2019 and December 31, 2018, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations.
Subsequent to the notices of default and lease termination issued by the Company to Senior Care Centers during the third quarter of 2018, on December 5, 2018, the Company entered into a purchase and sale agreement (as amended in January 2019) to sell 26 skilled nursing/transitional care facilities and two senior housing communities operated by Senior Care Centers for an aggregate sales price of $282.5 million. In addition, on February 15, 2019, the Company entered into a settlement agreement with Senior Care Centers which, in accordance with the order entered by the bankruptcy court in March 2019, provides for the discharge by the Company of its claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which would be applied to pay post-petition rent. The Company recorded such post-petition rent totaling $5.7 million during the three months ended March 31, 2019 and expects to record an additional $0.5 million of post-petition rent during the second quarter of 2019. On April 1, 2019, the Company completed the sale of the 28 facilities and received gross sales proceeds of $282.5 million as well as $5.0 million of the settlement payments (with the remaining $4.5 million of settlement payments payable on or before July 1, 2019). In connection with the sale, the Company entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. Of the 10 remaining facilities operated by Senior Care Centers, the Company expects to re-tenant seven facilities to a current operator in the Sabra portfolio and to sell three facilities. During the three months ended March 31, 2019, the Company recorded an impairment charge of $92.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to the Company’s estimated contractual indemnification obligations.
On December 19, 2018, the Company entered into a letter of intent to terminate its triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into management agreements pursuant to which Holiday would manage the Holiday Communities. On April 1, 2019, the Company completed the conversion of the Holiday Communities to its Senior Housing - Managed portfolio. In exchange for terminating the Holiday master lease, the Company received $57.2 million of total cash consideration.
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
For the three months ended March 31, 2019, no tenant relationship represented 10% or more of the Company’s total revenues.
The future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows (in thousands):
As of March 31, 2019

April 1 through December 31, 2019	$351,250
2020	456,660
2021	452,218
2022	454,086
2023	437,112
Thereafter	2,440,245
$4,591,571

As of December 31, 2018

2019	$465,766
2020	456,207
2021	452,346
2022	454,216
2023	437,277
Thereafter	2,407,064
$4,672,876

Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes $0.1 million of ancillary service revenue for each of the three months ended March 31, 2019 and 2018.

5.    IMPAIRMENT OF REAL ESTATE, ASSETS HELD FOR SALE AND DISPOSITIONS
2019
Impairment of Real Estate
During the three months ended March 31, 2019, the Company recognized a $103.1 million real estate impairment, of which amount $92.2 million related to the 28 Senior Care Centers facilities sold on April 1, 2019 and the three Senior Care Centers facilities that the Company expects to sell, and the remaining $10.9 million related to four additional skilled nursing/transitional care facilities.

Assets Held for Sale
As of March 31, 2019, the Company determined that 28 skilled nursing/transitional care facilities and two senior housing communities, with an aggregate net book value of $270.8 million, met the criteria to be classified as assets held for sale. Subsequent to March 31, 2019, the Company completed the sale of 29 of the facilities for an aggregate gross sales price of $282.6 million.
Dispositions
During the three months ended March 31, 2019, the Company completed the sale of three skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.9 million. The net carrying value of the assets and liabilities of these facilities was $8.4 million, which resulted in an aggregate $1.5 million net loss on sale.
Excluding the net loss on sale, the Company recognized $0.5 million and $17,000 of net income during the three months ended March 31, 2019 and 2018, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2018
Impairment of Real Estate
During the three months ended March 31, 2018, the Company recognized a $0.5 million real estate impairment related to one senior housing community sold during the second quarter of 2018.
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

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2019 and December 31, 2018, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						March 31, 2019
Investment	Quantity as of March 31, 2019	Property Type	Principal Balance as of March 31, 2019 (1)	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2019
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$18,577	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	4,887	4,945	4,629	8.0%	7.7%	04/30/21- 09/30/22
Mezzanine	—	Skilled Nursing	—	—	2,188	N/A	N/A	N/A
Other	17	Multiple	47,633	43,611	45,324	7.1%	7.7%	02/28/19- 08/31/28

	20		71,520	67,556	70,718	7.9%	8.4%

Loan loss reserve			—	(1,767)	(1,258)

			$71,520	$65,789	$69,460
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	43,014	43,425	44,262	12.0%	12.0%	N/A

Total	29		$114,534	$109,214	$113,722	9.4%	9.8%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2019 and December 31, 2018, the Company had six and seven loans receivable investments, respectively, with an aggregate principal balance of $3.4 million and $27.7 million, respectively, that were considered to have deteriorated credit quality. As of March 31, 2019 and December 31, 2018, the book value of the outstanding loans with deteriorated credit quality was $1.8 million and $4.2 million, respectively. During the three months ended March 31, 2019, one loan with deteriorated credit quality was repaid.
The following table presents changes in the accretable yield for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Accretable yield, beginning of period	$449	$2,483
Accretion recognized in earnings	(218)	(599)
Reduction due to payoff	(33)	—
Accretable yield, end of period	$198	$1,884

During the three months ended March 31, 2019, the Company recorded a $1.2 million provision for specific loan losses and recorded a $27,000 reduction to its provision for portfolio-based loan losses.
As of March 31, 2019, the Company had a $1.2 million specific loan loss reserve and a $0.5 million portfolio-based loan loss reserve. As of March 31, 2019, the Company considered one loan receivable investment to be impaired, which had a principal balance of $4.3 million as of each of March 31, 2019 and December 31, 2018. As of March 31, 2019, three loans receivable investments with an aggregate book value of $4.3 million were on nonaccrual status. As of March 31, 2019, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
As of December 31, 2018, the Company had a $0.7 million specific loan loss reserve and a $0.6 million portfolio-based loan loss reserve. As of December 31, 2018, the Company considered one loan receivable investment with a principal balance of $1.3 million to be impaired, and two loans receivable investments with an aggregate book value of $1.3 million were on nonaccrual status. Additionally, as of December 31, 2018, the Company recognized interest income related to one loan receivable investment, with a book value of $4.3 million, that was more than 90 days past due. As of December 31, 2018, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

During the three months ended March 31, 2018, the Company recorded no provision for specific loan losses and increased its portfolio-based loan loss reserve by $0.1 million.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Effective Interest Rate at March 31, 2019 (2)	Maturity Date
Fixed Rate	$116,954	$117,464	3.66%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.8 million as of each of March 31, 2019 and December 31, 2018.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2019 (1)	December 31, 2018 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$500,000	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,300,000	$1,300,000

(1)
Principal balance does not include premium, net of $14.1 million and deferred financing costs, net of $6.5 million as of March 31, 2019 and does not include premium, net of $14.5 million and deferred financing costs, net of $7.1 million as of December 31, 2018.

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
The 2026 Notes and the 2027 Notes were assumed as a result of the CCP Merger and accrue interest at a rate of 5.125% and 5.38%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2021 Notes, 2023 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2019, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of March 31, 2019, there was $620.0 million outstanding under the Revolving Credit Facility and $380.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of March 31, 2019, the interest rate on the Revolving Credit Facility was 3.74%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
As a result of the CCP Merger, the Company assumed eight interest rate swap agreements that fix the LIBOR portion of the interest rate for $600 million of the Company’s U.S. dollar Term Loans at a weighted average rate of 1.31%. See Note 8, “Derivative and Hedging Instruments” for further information.
The obligations of the Borrowers under the Credit Facility are guaranteed by Sabra and certain subsidiaries of Sabra.
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio and a minimum tangible net worth requirement. As of March 31, 2019, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
During the three months ended March 31, 2019 and 2018, the Company incurred interest expense of $36.3 million and $35.8 million, respectively. Interest expense includes non-cash interest expense of $2.6 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had $15.6 million and $24.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2019 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1 through December 31, 2019	$2,584	$—	$—	$—	$2,584
2020	3,541	—	200,000	—	203,541
2021	18,446	620,000	—	500,000	1,138,446
2022	3,185	—	993,625	—	996,810
2023	3,282	—	—	200,000	203,282
Thereafter	85,916	—	—	600,000	685,916
Total Debt	116,954	620,000	1,193,625	1,300,000	3,230,579
Premium, net	—	—	—	14,135	14,135
Deferred financing costs, net	(1,766)	—	(6,241)	(6,477)	(14,484)
Total Debt, Net	$115,188	$620,000	$1,187,384	$1,307,658	$3,230,230

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2019, approximately $6.7 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,100,000	$1,045,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,050	$55,401

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$250	$899

(1) Balance includes forward starting interest rate swaps having an effective date of June 2019 that were entered into as of March 31, 2019 to hedge $255.0 million of anticipated fixed-rate debt issuance to occur sometime during 2019.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2019 and December 31, 2018 (dollars in thousands):

		Count as of March 31, 2019	Fair Value		Maturity Dates
Type	Designation		March 31, 2019	December 31, 2018		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	12	$18,057	$25,184	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,883	4,160	2025	Accounts receivable, prepaid expenses and other assets, net
			$20,940	$29,344

Liabilities:
Forward starting interest rate swaps	Cash flow	3	$11,926	$4,529	2029	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	93,625	91,700	2022	Term loans, net
			$105,551	$96,229

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three months ended March 31, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
	2019	2018	Income Statement Location

Cash Flow Hedges:
Interest rate products	$(11,611)	$9,123	Interest expense
Net Investment Hedges:
Foreign currency products	(1,234)	607	N/A
CAD term loan	(1,925)	2,675	N/A

	$(14,770)	$12,405

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,
	2019	2018	Income Statement Location

Cash Flow Hedges:
Interest rate products	$1,913	$(50)	Interest expense

The gain (loss) in the table above related to interest rate products was reclassified from accumulated other comprehensive income into interest expense. Interest expense totaled $36.3 million and $35.8 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2019, the Company had one outstanding cross currency interest rate swap not designated as a hedging instrument in an asset position with a fair value of $13,000 and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three months ended March 31, 2019, the Company recorded $6,000 of other expense related to this derivative not designated as a hedging instrument.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,940	$—	$20,940	$(6,349)	$—	$14,591
Offsetting Liabilities:
Derivatives	$11,926	$—	$11,926	$(6,349)	$—	$5,577

	As of December 31, 2018
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$29,344	$—	$29,344	$(2,069)	$—	$27,275
Offsetting Liabilities:
Derivatives	$4,529	$—	$4,529	$(2,069)	$—	$2,460

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.3 million. As of March 31, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $5.3 million.

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2019			December 31, 2018
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$71,520	$65,789	$66,146	$96,492	$69,460	$65,797
Preferred equity investments	43,014	43,425	43,834	43,851	44,262	43,825
Financial liabilities:
Senior Notes	1,300,000	1,307,658	1,301,575	1,300,000	1,307,394	1,270,877
Secured indebtedness	116,954	115,188	104,244	117,464	115,679	101,820

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2019 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$66,146	$—	$—	$66,146
Preferred equity investments	43,834	—	—	43,834
Financial liabilities:
Senior Notes	1,301,575	—	1,301,575	—
Secured indebtedness	104,244	—	—	104,244
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
Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2019, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swap	$18,057	$—	$18,057	$—
Cross currency swap	2,883	—	2,883	—
Financial liabilities:
Interest rate swap	11,926	—	11,926	—

10.    EQUITY
Preferred Stock
On March 21, 2013, the Company completed an underwritten public offering of 5,750,000 shares of 7.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share, pursuant to an effective registration statement.
The Company redeemed all 5,750,000 shares of its Series A Preferred Stock on June 1, 2018 (the “Redemption Date”) for $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125. As a result of the redemption, the Company incurred a charge of $5.5 million related to the original issuance costs of the Series A Preferred Stock during the three months ended June 30, 2018.
Common Stock
On February 25, 2019, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with a consortium of banks acting as sales agents (the “Sales Agents”) to sell shares of its common stock having aggregate gross proceeds of up to $500.0 million from time to time through the Sales Agents (the “ATM Program”).
Pursuant to the terms of the Distribution Agreement, the shares may be sold by any method permitted by law deemed to be an “at-the-market” offering, including, without limitation, sales made directly on the Nasdaq Global Select Market, on any other existing trading market for the Company’s common stock or to or through a market maker (which may include block transactions). In addition, with the Company’s prior consent, the Sales Agents may also sell the shares in privately negotiated transactions. The Company will pay each Sales Agent a commission of up to 1.5% of the gross proceeds from the sales of shares sold pursuant to the Distribution Agreement. The offering of shares pursuant to the Distribution Agreement will terminate upon the earlier of (i) the sale of the maximum aggregate amount of the shares subject to the Distribution Agreement, or (ii) the termination of the Distribution Agreement as permitted therein. The offering of shares pursuant to the Distribution Agreement may also be suspended as permitted therein.
The Company sold no shares under the ATM Program during the three months ended March 31, 2019. As of March 31, 2019, the Company had $500.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2019:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 5, 2019	February 15, 2019	$0.45	February 28, 2019
During the three months ended March 31, 2019, the Company issued 113,071 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to employees as a result of restricted stock unit vestings, the employees’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2019 and 2018, the Company incurred $1.3 million and $0.2 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive (Loss) Income

The following is a summary of the Company’s accumulated other comprehensive (loss) income (in thousands):

	March 31, 2019	December 31, 2018
Foreign currency translation loss	$(2,753)	$(2,193)
Unrealized gains on cash flow hedges	1,006	14,494

Total accumulated other comprehensive (loss) income	$(1,747)	$12,301

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator
Net (loss) income attributable to common stockholders	$(77,704)	$59,910

Denominator
Basic weighted average common shares and common equivalents	178,385,984	178,294,605
Dilutive restricted stock units	—	221,783

Diluted weighted average common shares	178,385,984	178,516,388

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.44)	$0.34

Diluted common share	$(0.44)	$0.34

During the three months ended March 31, 2019 and 2018, approximately 3,100 and 21,400 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were considered anti-dilutive during the three months ended March 31, 2019 and 2018.

12.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the 2021 Notes and the 2023 Notes by the Issuers, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the 2021 Notes and the 2023 Notes, subject to release under certain customary circumstances as described below. In connection with the assumption of the 2026 Notes as a result of the CCP Merger, the Company has fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$306	$—	$—	$1,597,664	$3,839,384	$—	$5,437,354
Loans receivable and other investments, net	(533)	—	—	49,730	60,017	—	109,214
Investment in unconsolidated joint venture	—	—	—	—	335,701	—	335,701
Cash and cash equivalents	14,770	—	—	1,570	6,533	—	22,873
Restricted cash	—	—	—	1,845	7,921	—	9,766
Assets held for sale	—	—	—	—	270,780	—	270,780
Lease intangible assets, net	—	—	—	15,469	104,198	—	119,667
Accounts receivable, prepaid expenses and other assets, net	5,171	27,962	—	30,770	92,782	(6,895)	149,790
Intercompany	1,893,948	2,619,046	—	—	—	(4,512,994)	—
Investment in subsidiaries	1,155,457	1,558,253	—	32,540	—	(2,746,250)	—
Total assets	$3,069,119	$4,205,261	$—	$1,729,588	$4,717,316	$(7,266,139)	$6,455,145

Liabilities
Secured debt, net	$—	$—	$—	$—	$115,188	$—	$115,188
Revolving credit facility	—	620,000	—	—	—	—	620,000
Term loans, net	—	1,094,639	—	92,745	—	—	1,187,384
Senior unsecured notes, net	—	1,307,658	—	—	—	—	1,307,658
Accounts payable and accrued liabilities	22,650	27,507	—	3,344	48,203	(6,895)	94,809
Lease intangible liabilities, net	—	—	—	—	79,328	—	79,328
Intercompany	—	—	—	350,674	4,162,320	(4,512,994)	—
Total liabilities	22,650	3,049,804	—	446,763	4,405,039	(4,519,889)	3,404,367

Total Sabra Health Care REIT, Inc. stockholders’ equity	3,046,469	1,155,457	—	1,282,825	307,968	(2,746,250)	3,046,469
Noncontrolling interests	—	—	—	—	4,309	—	4,309
Total equity	3,046,469	1,155,457	—	1,282,825	312,277	(2,746,250)	3,050,778
Total liabilities and equity	$3,069,119	$4,205,261	$—	$1,729,588	$4,717,316	$(7,266,139)	$6,455,145

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
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

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the Three Months Ended March 31, 2019
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$32,125	$88,638	$(4,376)	$116,387
Interest and other income	29	96	—	1,231	2,065	(96)	3,325
Resident fees and services	—	—	—	—	17,061	—	17,061
Total revenues	29	96	—	33,356	107,764	(4,472)	136,773
Expenses:
Depreciation and amortization	12	—	—	12,888	32,049	—	44,949
Interest	—	34,275	—	903	1,236	(96)	36,318
Triple-net portfolio operating expenses	—	—	—	1,014	4,275	—	5,289
Senior Housing - Managed portfolio operating expenses	—	—	—	—	16,416	(4,376)	12,040
General and administrative	7,525	31	—	167	455	—	8,178
Merger and acquisition costs	6	—	—	—	—	—	6
(Recovery of) provision for doubtful accounts, straight-line rental income and loan losses	(27)	—	—	—	1,234	—	1,207
Impairment of real estate	—	—	—	—	103,134	—	103,134
Total expenses	7,516	34,306	—	14,972	158,799	(4,472)	211,121
Other (expense) income:
Other (expense) income	—	(498)	—	492	177	—	171
Net loss on sales of real estate	—	—	—	(375)	(1,145)	—	(1,520)
Total other (expense) income	—	(498)	—	117	(968)	—	(1,349)
(Loss) income in subsidiary	(69,777)	(35,068)	—	1,668	—	103,177	—
(Loss) income before loss from unconsolidated joint venture and income tax expense	(77,264)	(69,776)	—	20,169	(52,003)	103,177	(75,697)
Loss from unconsolidated joint venture	—	—	—	—	(1,383)	—	(1,383)
Income tax expense	(440)	(1)	—	(105)	(66)	—	(612)
Net (loss) income	(77,704)	(69,777)	—	20,064	(53,452)	103,177	(77,692)
Net income attributable to noncontrolling interests	—	—	—	—	(12)	—	(12)
Net (loss) income attributable to common stockholders	$(77,704)	$(69,777)	$—	$20,064	$(53,464)	$103,177	$(77,704)
Net loss attributable to common stockholders, per:
Basic common share							$(0.44)
Diluted common share							$(0.44)
Weighted-average number of common shares outstanding, basic							178,385,984
Weighted-average number of common shares outstanding, diluted							178,385,984

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$45,464	$103,024	$(4,233)	$144,255
Interest and other income	10	112	—	1,267	3,061	(112)	4,338
Resident fees and services	—	—	—	—	17,493	—	17,493
Total revenues	10	112	—	46,731	123,578	(4,345)	166,086
Expenses:
Depreciation and amortization	222	—	—	14,930	32,853	—	48,005
Interest	—	32,566	—	790	2,574	(112)	35,818
Senior Housing - Managed portfolio operating expenses	—	—	—	—	16,357	(4,233)	12,124
General and administrative	5,822	14	—	431	1,600	—	7,867
Merger and acquisition costs	336	—	—	—	(6)	—	330
Provision for (recovery of) doubtful accounts, straight-line rental income and loan losses	2,181	—	—	(971)	3	—	1,213
Impairment of real estate	—	—	—	532	—	—	532
Total expenses	8,561	32,580	—	15,712	53,381	(4,345)	105,889
Other income (expense):
Other income	1,977	201	—	410	232	—	2,820
Net loss on sales of real estate	—	—	—	(56)	(416)	—	(472)
Total other income (expense)	1,977	201	—	354	(184)	—	2,348
Income in subsidiary	69,343	101,610	—	1,854	—	(172,807)	—
Income before income from unconsolidated joint venture and income tax expense	62,769	69,343	—	33,227	70,013	(172,807)	62,545
Income from unconsolidated joint venture	—	—	—	—	446	—	446
Income tax expense	(298)	—	—	(53)	(159)	—	(510)
Net income	62,471	69,343	—	33,174	70,300	(172,807)	62,481
Net income attributable to noncontrolling interests	—	—	—	—	(10)	—	(10)
Net income attributable to Sabra Health Care REIT, Inc.	62,471	69,343	—	33,174	70,290	(172,807)	62,471
Preferred stock dividends	(2,561)	—	—	—	—	—	(2,561)
Net income attributable to common stockholders	$59,910	$69,343	$—	$33,174	$70,290	$(172,807)	$59,910
Net income attributable to common stockholders, per:
Basic common share							$0.34
Diluted common share							$0.34
Weighted-average number of common shares outstanding, basic							178,294,605
Weighted-average number of common shares outstanding, diluted							178,516,388

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2019
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net (loss) income	$(77,704)	$(69,777)	$—	$20,064	$(53,452)	$103,177	$(77,692)
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(1,437)	—	678	199	—	(560)
Unrealized loss on cash flow hedges	—	(13,486)	—	(2)	—	—	(13,488)
Total other comprehensive (loss) income	—	(14,923)	—	676	199	—	(14,048)
Comprehensive (loss) income	(77,704)	(84,700)	—	20,740	(53,253)	103,177	(91,740)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(12)	—	(12)
Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(77,704)	$(84,700)	$—	$20,740	$(53,265)	$103,177	$(91,752)

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2021 Notes and 2023 Notes(4)	Combined Non- Guarantor Subsidiaries of 2021 Notes and 2023 Notes(5)	Elimination	Consolidated
Net cash provided by (used in) operating activities	$49,833	$—	$—	$(379)	$4,505	$—	$53,959
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	—	(352)	(2,424)	—	(2,776)
Additions to real estate	—	—	—	(1,936)	(3,136)	—	(5,072)
Repayments of loans receivable	—	—	—	61	5,190	—	5,251
Repayments of preferred equity investments	—	—	—	2,087	—	—	2,087
Net proceeds from the sales of real estate	—	—	—	3,829	3,028	—	6,857
Distribution from subsidiaries	2,569	2,569	—	—	—	(5,138)	—
Intercompany financing	4,116	8,122	—	—	—	(12,238)	—
Net cash provided by investing activities	6,685	10,691	—	3,689	2,658	(17,376)	6,347
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(4,000)	—	—	—	—	(4,000)
Principal payments on secured debt	—	—	—	—	(849)	—	(849)
Payments of deferred financing costs	—	(6)	—	—	—	—	(6)
Distributions to noncontrolling interest	—	—	—	—	(36)	—	(36)
Issuance of common stock, net	(2,323)	—	—	—	—	—	(2,323)
Dividends paid on common stock	(80,260)	—	—	—	—	—	(80,260)
Distribution to parent	—	(2,569)	—	—	(2,569)	5,138	—
Intercompany financing	—	(4,116)	—	(5,331)	(2,791)	12,238	—
Net cash used in financing activities	(82,583)	(10,691)	—	(5,331)	(6,245)	17,376	(87,474)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,065)	—	—	(2,021)	918	—	(27,168)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	108	41	—	149
Cash, cash equivalents and restricted cash, beginning of period	40,835	—	—	5,328	13,495	—	59,658
Cash, cash equivalents and restricted cash, end of period	$14,770	$—	$—	$3,415	$14,454	$—	$32,639

(1)	The Parent Company guarantees the 2021 Notes, the 2023 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2021 Notes and the 2023 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2021 Notes and the 2023 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes guarantee the 2021 Notes and the 2023 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2021 Notes and the 2023 Notes consist of the subsidiaries that do not guarantee the 2021 Notes and the 2023 Notes.

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

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2019, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 8, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on May 31, 2019 to common stockholders of record as of the close of business on May 20, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2018 Annual Report on Form 10-K and Part II, Item 1A of this 10-Q. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
In 2017 and 2018, we completed a series of transactions—including our merger with CCP (“CCP Merger”), sales of 67 facilities leased to Genesis Healthcare, Inc., investment in an unconsolidated joint venture with Enlivant and TPG Real Estate (“Enlivant Joint Venture”) and entry into our new Credit Facility (as defined below)—that have significantly enhanced our scale and increased our diversification. Additionally, Sabra has substantially completed the repositioning of the CCP portfolio, which included a combination of lease modifications, working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities (including the sales of Senior Care Centers facilities described below under “—Dispositions”).
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
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which we are the sole general partner and a wholly owned subsidiary of ours is currently the only limited partner, or by subsidiaries of the Operating Partnership.
Dispositions
During the three months ended March 31, 2019, we completed the sale of three skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.9 million. The net carrying value of the assets and liabilities of these facilities was $8.4 million, which resulted in an aggregate $1.5 million net loss on sale.
In addition, subsequent to the notices of default and lease termination we issued to Senior Care Centers during the third quarter of 2018, on December 5, 2018, we entered into a purchase and sale agreement (as amended in January 2019) to sell 26 skilled nursing/transitional care facilities and two senior housing communities operated by Senior Care Centers for an aggregate sales price of $282.5 million. In addition, on February 15, 2019, we entered into a settlement agreement with Senior Care Centers which, in accordance with the order entered by the bankruptcy court in March 2019, provides for the discharge of our claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which would be applied to pay post-petition rent. We recorded such post-petition rent totaling $5.7 million during the three months ended March 31, 2019 and expect to record an additional $0.5 million of post-petition rent during the second quarter of 2019. On April 1, 2019, we completed the sale of the 28 facilities and received gross sales proceeds of $282.5 million as well as $5.0 million of the settlement payments (with the remaining $4.5 million of settlement payments payable on or before July 1, 2019). In connection with the sale, we entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. Of the 10 remaining facilities operated by Senior Care Centers, we expect to re-tenant seven facilities to a current operator in the Sabra portfolio and to sell three facilities. During the three months ended March 31, 2019, we recorded an impairment charge of $92.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to our estimated contractual indemnification obligations.
Holiday
On December 19, 2018, we entered into a letter of intent to terminate our triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into management agreements pursuant to which Holiday would manage the Holiday Communities. On April 1, 2019, we completed the conversion of the Holiday Communities to our Senior Housing - Managed portfolio. In exchange for terminating the Holiday master lease, we received $57.2 million of total cash consideration.

At-The-Market Common Stock Offering Program
On February 25, 2019, we established the $500.0 million ATM Program (as defined below).
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2018 Annual Report on Form 10-K filed with the SEC. Except for the impact of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs, as discussed in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2019.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2019, our investment portfolio included 437 real estate properties held for investment, 30 assets held for sale, one investment in a direct financing lease, 20 investments in loans receivable, 9 preferred equity investments and one investment in an unconsolidated joint venture. As of March 31, 2018, our investment portfolio included 515 real estate properties held for investment, five assets held for sale, one investment in a direct financing lease, 21 investments in loans receivable, 13 preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended March 31, 2019 versus the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2019	2018
Revenues:
Rental and related revenues	$116,387	$144,255	$(27,868)	(19)%	$(7,426)	$(20,442)
Interest and other income	3,325	4,338	(1,013)	(23)%	(1,249)	236
Resident fees and services	17,061	17,493	(432)	(2)%	(464)	32
Expenses:
Depreciation and amortization	44,949	48,005	(3,056)	(6)%	(2,177)	(879)
Interest	36,318	35,818	500	1%	—	500
Triple-net portfolio operating expenses	5,289	—	5,289	NM	—	5,289
Senior housing - managed portfolio operating expenses	12,040	12,124	(84)	(1)%	(361)	277
General and administrative	8,178	7,867	311	4%	(1,299)	1,610
Merger and acquisition costs	6	330	(324)	(98)%	(324)	—
Provision for doubtful accounts, straight-line rental income and loan losses	1,207	1,213	(6)	—%	—	(6)
Impairment of real estate	103,134	532	102,602	19,286%	(532)	103,134
Other (expense) income:
Other income	171	2,820	(2,649)	(94)%	—	(2,649)
Net loss on sales of real estate	(1,520)	(472)	(1,048)	222%	(1,048)	—
(Loss) income from unconsolidated joint venture	(1,383)	446	(1,829)	(410)%	—	(1,829)
Income tax expense	(612)	(510)	(102)	20%	—	(102)

(1)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of investments/dispositions made after January 1, 2018.

(2)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 that is not a direct result of investments/dispositions made after January 1, 2018.

Rental and Related Revenues
During the three months ended March 31, 2019, we recognized $116.4 million of rental income compared to $144.3 million for the three months ended March 31, 2018. The $27.9 million net decrease in rental income is primarily due to a decrease of $9.5 million from properties disposed of after January 1, 2018, a $10.3 million decrease related to the Senior Care Centers facilities, reflecting the difference between recognizing full rent during the three months ended March 31, 2018 compared to $5.7 million of post-petition rent during the three months ended March 31, 2019, and a $11.8 million decrease primarily related to leases that we concluded should no longer be accounted for on an accrual basis as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). The $11.8 million decrease consists of a $4.4 million decrease in earned cash rents, a $2.2 million decrease in straight-line rental income and a $5.2 million net decrease due to the acceleration of above/below market lease intangible amortization. These amounts were partially offset by an increase of $2.1 million from properties acquired after January 1, 2018 and a $4.2 million increase related to property tax recoveries due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense. Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842 and we expect 2019 rental and related revenues to increase compared to the three months ended March 31, 2019 as cash payments are received for these leases that are not accounted for on an accrual basis. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2019 and 2018.

Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended March 31, 2019, we recognized $3.3 million of interest and other income compared to $4.3 million for the three months ended March 31, 2018. The net decrease of $1.0 million is primarily due to a decrease of $1.8 million from investments that were repaid after January 1, 2018, including the specialty valuation firm acquired in the CCP Merger that we sold in March 2018, partially offset by an increase of $0.5 million related to interest income from loans receivable investments acquired after January 1, 2018. The remaining increase is due to income on additional fundings for loans receivable investments acquired before January 1, 2018.
Resident Fees and Services
During the three months ended March 31, 2019, we recognized $17.1 million of resident fees and services compared to $17.5 million for the three months ended March 31, 2018. The $0.4 million decrease is primarily related to one Senior Housing - Managed community disposed of after January 1, 2018.
Depreciation and Amortization
During the three months ended March 31, 2019, we incurred $44.9 million of depreciation and amortization expense compared to $48.0 million for the three months ended March 31, 2018. The $3.1 million net decrease in depreciation and amortization expense is primarily due to a $2.9 million decrease from properties disposed of after January 1, 2018 and a $0.9 million decrease related to assets that have been fully depreciated, partially offset by an increase of $0.7 million from properties acquired after January 1, 2018.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2019, we incurred $36.3 million of interest expense compared to $35.8 million for the three months ended March 31, 2018. The $0.5 million net increase is primarily related to (i) a $1.2 million increase in interest expense related to the borrowings outstanding on the Revolving Credit Facility (as defined below) and (ii) a $0.6 million increase in interest expense related to our U.S. dollar term loans primarily due to the increase in interest rates, partially offset by a $1.3 million decrease in interest expense related to our secured borrowings primarily due to the repayment of five mortgage notes during 2018.
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2019, we recognized $5.3 million of triple-net portfolio operating expenses, of which $4.2 million is due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense and the remaining $1.1 million is primarily due to property taxes that are not expected to be reimbursed by our tenants.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2019, we recognized $12.0 million of Senior Housing - Managed portfolio operating expenses compared to $12.1 million for the three months ended March 31, 2018.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the three months ended March 31, 2019, general and administrative expenses were $8.2 million compared to $7.9 million during the three months ended March 31, 2018. The $0.3 million net increase is primarily related to a $1.6 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in transition expenses for the CCP Merger and a $0.8 million decrease in expenses incurred by our specialty valuation firm that we sold in March 2018. The increase in stock-based compensation expense, from $1.1 million during the three months ended March 31, 2018 to $2.8 million during the three months ended March 31, 2019, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation.
Merger and Acquisition Costs
During the three months ended March 31, 2019, we incurred $6,000 of merger and acquisition costs compared to $0.3 million for the three months ended March 31, 2018. The costs incurred in both periods were primarily related to the CCP

Merger. We expect expensed merger and acquisition costs to fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the three months ended March 31, 2019, we recognized a $1.2 million provision for doubtful accounts, straight-line rental income and loan losses, all of which was associated with loan loss reserves. During the three months ended March 31, 2018, we recognized a $1.2 million provision for doubtful accounts, straight-line rental income and loan losses, which was comprised of a $2.1 million increase in reserves on straight-line rental income and a $0.1 million increase in loan loss reserves, partially offset by a $1.0 decrease in reserves on cash rental income.
Impairment of Real Estate
During the three months ended March 31, 2019, we recognized $103.1 million of impairment of real estate, consisting of (i) $92.2 million related to the Senior Care Centers portfolio, including the 28 facilities sold on April 1, 2019, and which includes $10.2 million related to our estimated contractual indemnification obligations, and (ii) $10.9 million related to four additional skilled nursing/transitional care facilities. During the three months ended March 31, 2018, we recognized $0.5 million of impairment of real estate related to one skilled nursing/transition care facility.
Other Income
During the three months ended March 31, 2019, we recognized $0.2 million of other income due to a settlement payment received related to a legacy CCP investment. During the three months ended March 31, 2018, we recognized $2.8 million of other income, which is primarily comprised of (i) a $2.0 million contingency fee related to a legacy CCP investment, (ii) $0.6 million related to cash payments received from two facilities not subject to a lease and (iii) $0.2 million related to the sale of our specialty valuation firm.
Net Loss on Sales of Real Estate
During the three months ended March 31, 2019, we recognized an aggregate net loss on the sales of real estate of $1.5 million related to the disposition of three skilled nursing/transitional care facilities. During the three months ended March 31, 2018, we recognized a net loss on the sale of real estate of $0.5 million related to the disposition of one skilled nursing/transitional care facility.
(Loss) Income from Unconsolidated Joint Venture
During the three months ended March 31, 2019, we recognized $1.4 million of loss from the Enlivant Joint Venture. Included in the loss is $2.6 million of amortization expense related to the difference between our cost basis in the Enlivant Joint Venture and the basis reflected at the joint venture level and $0.4 million of deferred tax expense. During the three months ended March 31, 2018, we recognized $0.4 million of income from the Enlivant Joint Venture. This $0.4 million of income is net of $1.8 million of amortization expense related to the difference between our cost basis in the Enlivant Joint Venture and the basis reflected at the joint venture level and $0.6 million of deferred tax expense.
Income Tax Expense
During the three months ended March 31, 2019, we recognized $0.6 million of income tax expense compared to $0.5 million for the three months ended March 31, 2018.
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
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2019 and 2018, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to common stockholders	$(77,704)	$59,910
Depreciation and amortization of real estate assets	44,949	48,005
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	(40)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,316	4,552
Net loss on sales of real estate	1,520	472
Impairment of real estate	103,134	532

FFO attributable to common stockholders	77,175	113,431

Merger and acquisition costs (1)	6	330
Stock-based compensation expense	2,775	1,135
Straight-line rental income adjustments	(5,468)	(11,563)
Amortization of above and below market lease intangibles, net	4,304	(684)
Non-cash interest income adjustments	(562)	(570)
Non-cash interest expense	2,561	2,481
Provision for doubtful straight-line rental income, loan losses and other reserves	1,207	2,181
Other non-cash adjustments related to unconsolidated joint venture	1,115	233
Other non-cash adjustments	52	15

AFFO attributable to common stockholders	$83,165	$106,989

FFO attributable to common stockholders per diluted common share	$0.43	$0.64

AFFO attributable to common stockholders per diluted common share	$0.46	$0.60

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	178,936,854	178,516,388

AFFO attributable to common stockholders	179,709,444	179,266,983

(1)	Merger and acquisition costs primarily relate to the CCP Merger.

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

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
	Net Income		FFO		AFFO
Reduction of revenues related to above/below market lease intangible write-offs (1)	$5.9	$—	$5.9	$—	$—	$—
CCP transition expenses (2)	0.1	0.6	0.1	0.6	0.1	0.6
Merger and acquisition costs	—	0.3	—	0.3	—	—
Provision for (recovery of) doubtful accounts	1.2	1.2	1.2	1.2	—	(1.0)
Other income	0.2	2.8	0.2	2.8	0.2	2.8
Deferred income tax expense (3)	0.4	0.6	0.4	0.6	—	—

(1)	Reflected in rental and related revenues on the accompanying condensed consolidated statements of income.

(2)	Reflected in general and administrative expenses on the accompanying condensed consolidated statements of income.

(3)	Reflected in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income.
Liquidity and Capital Resources
As of March 31, 2019, we had approximately $402.6 million in liquidity, consisting of unrestricted cash and cash equivalents of $22.6 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $380.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions. Subsequent to March 31, 2019, we completed the sale of the 28 Senior Care Centers facilities, which resulted in net proceeds of approximately $281.5 million, and we received a $57.2 million lease termination payment from Holiday in connection with the conversion of the Holiday Communities to our Senior Housing - Managed portfolio. We used the aggregate $338.7 million of proceeds to repay borrowings under our revolving credit facility.
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
On February 25, 2019, we entered into an equity distribution agreement (the “Distribution Agreement”) with a consortium of banks acting as sales agents (the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $500.0 million from time to time through the Sales Agents (the “ATM Program”). We sold no shares under the ATM Program during the three months ended March 31, 2019. As of March 31, 2019, we had $500.0 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (as defined below) or Credit Facility significantly limit our ability to use our available liquidity for these purposes.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $54.0 million for the three months ended March 31, 2019. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the three months ended March 31, 2019, net cash provided by investing activities was $6.3 million and consisted of $6.9 million in sales proceeds related to the disposition of three real estate facilities, $5.3 million in repayments of loans receivable and $2.1 million in repayments of preferred equity investments, partially offset by $2.8 million used to provide additional funding for existing loans receivable and $5.1 million used for tenant improvements.
We expect to continue using available liquidity and proceeds from sales of our common stock under the ATM Program to fund anticipated future real estate investments, loan originations, preferred equity investments and capital expenditures.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $87.5 million and included $80.3 million of dividends paid to stockholders, $0.8 million of principal repayments of secured debt and $2.3 million in payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to establishing the ATM Program. In addition, during the three months ended March 31, 2019, we repaid a net amount of $4.0 million on our Revolving Credit Facility.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2019, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of March 31, 2019, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 437 properties held for investment, 16 are subject to secured indebtedness to third parties that, as of March 31, 2019, totaled approximately $117.0 million. As of March 31, 2019 and December 31, 2018, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Effective Interest Rate at March 31, 2019 (2)	Maturity Date
Fixed Rate	$116,954	$117,464	3.66%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.8 million as of each of March 31, 2019 and December 31, 2018.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Capital Expenditures
We had $5.1 million and $11.5 million of capital expenditures for the three months ended March 31, 2019 and 2018, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $63.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $80.3 million on our common stock during the three months ended March 31, 2019. On May 8, 2019, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on May 31, 2019 to common stockholders of record as of May 20, 2019.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 437 real estate properties held for investment as of March 31, 2019 is diversified by location across the United States and Canada.
For the three months ended March 31, 2019, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2019, 57.6% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.

The current system of 66 RUG categories, or Resource Utilization Group, version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by the Centers for Medicare & Medicaid Services (“CMS”) and was part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.
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
On April 19, 2019, CMS issued a proposed rule, CMS-1718-P, which includes updating fiscal year 2020 Medicare rates for skilled nursing facilities that CMS estimates will result in a net increase of 2.5% over fiscal year 2019 payments (comprised of a market basket index of 3.0% less the productivity adjustment of 0.5%).
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of March 31, 2019 (in thousands):

		April 1 through December 31, 2019		Year Ending December 31,
	Total		2020	2021	2022	2023	After 2023
Secured indebtedness (1)	$167,164	$5,459	$7,279	$22,071	$6,154	$6,154	$120,047
Revolving Credit Facility (2)	682,146	19,644	26,144	636,358	—	—	—
Term Loans (3)	1,316,213	26,749	234,618	36,830	1,018,016	—	—
Senior Notes (4)	1,641,292	42,692	69,255	555,505	41,755	236,380	695,705
Operating leases	3,180	301	426	445	467	507	1,034
Total	$3,809,995	$94,845	$337,722	$1,251,209	$1,066,392	$243,041	$816,786

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $50.2 million which is attributable to fixed rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $62.1 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $122.6 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $341.3 million.
In addition to the above, as of March 31, 2019, we have committed to provide up to $5.4 million of future funding related to three loans receivable investments with maturity dates ranging from December 2019 to May 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 8, “Derivative and Hedging Instruments,” in the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative instruments.
Interest rate risk. As of March 31, 2019, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $117.0 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $620.0 million outstanding under the Revolving Credit Facility. As of March 31, 2019, we had $1.8 billion of outstanding variable rate indebtedness and $380.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of March 31, 2019, our share of unconsolidated joint venture debt was $378.1 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of March 31, 2019, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. Additionally, as of March 31, 2019, we had three interest rate swaps to hedge $255.0 million of future anticipated debt issuances. As of March 31, 2019, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate swap derivative instruments, income would decrease by $10.3 million or increase by $12.5 million, respectively, for the twelve months following March 31, 2019.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $146.8 million and cross currency swap instruments. Based on our operating results for the three months ended March 31, 2019, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2019, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

Other than the addition of the risk factor below, there have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2018 Annual Report on Form 10-K.
Our reported rental and related revenues may be subject to increased variability as a result of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”).
In February 2016, the Financial Accounting Standards Board issued Topic 842, which supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting guidance.  The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease.  We elected to adopt Topic 842 on January 1, 2019 using the modified retrospective transition method. Among other things, under Topic 842, if at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. Recoveries of these amounts will be recorded in future periods upon receipt of payment. Under Topic 842, future write-offs of receivables and any recoveries of previously written-off receivables will be recorded as adjustments to rental revenue.  As a result, the adoption of this new accounting standard could cause increased variability related to our reported rental and related revenues, which could increase the volatility in the market price of our common stock.

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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 14, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: May 8, 2019	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)