Form 10-Q
period 2019-06-30
Sabra Health Care REIT, Inc.
filed 2019-08-07
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2019, there were 189,515,024 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”) and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $464,970 and $402,338 as of June 30, 2019 and December 31, 2018, respectively	$5,378,874	$5,853,545
Loans receivable and other investments, net	111,203	113,722
Investment in unconsolidated joint venture	328,207	340,120
Cash and cash equivalents	47,595	50,230
Restricted cash	9,879	9,428
Lease intangible assets, net	108,877	131,097
Accounts receivable, prepaid expenses and other assets, net	138,544	167,161
Total assets	$6,123,179	$6,665,303

Liabilities
Secured debt, net	$114,675	$115,679
Revolving credit facility	275,000	624,000
Term loans, net	1,189,774	1,184,930
Senior unsecured notes, net	1,106,518	1,307,394
Accounts payable and accrued liabilities	100,635	94,827
Lease intangible liabilities, net	76,201	83,726
Total liabilities	2,862,803	3,410,556

Commitments and contingencies (Note 13)

Equity
Common stock, $.01 par value; 250,000,000 shares authorized, 189,515,024 and 178,306,528 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,895	1,783
Additional paid-in capital	3,725,971	3,507,925
Cumulative distributions in excess of net income	(460,832)	(271,595)
Accumulated other comprehensive (loss) income	(10,936)	12,301
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,256,098	3,250,414
Noncontrolling interests	4,278	4,333
Total equity	3,260,376	3,254,747
Total liabilities and equity	$6,123,179	$6,665,303

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and related revenues	$112,800	$144,229	$229,187	$288,484
Interest and other income	70,495	4,553	73,820	8,891
Resident fees and services	36,071	17,530	53,132	35,023

Total revenues	219,366	166,312	356,139	332,398

Expenses:
Depreciation and amortization	49,476	46,828	94,425	94,833
Interest	33,608	36,757	69,926	72,575
Triple-net portfolio operating expenses	6,240	—	11,529	—
Senior housing - managed portfolio operating expenses	24,239	12,299	36,279	24,423
General and administrative	8,059	9,383	16,243	17,580
Provision for (recovery of) doubtful accounts, straight-line rental income and loan losses	193	(674)	1,400	539
Impairment of real estate	2,002	881	105,136	1,413

Total expenses	123,817	105,474	334,938	211,363

Other (expense) income:
Loss on extinguishment of debt	(10,119)	—	(10,119)	—
Other (expense) income	(1)	—	170	2,820
Net gain on sales of real estate	2,755	142,903	1,235	142,431

Total other (expense) income	(7,365)	142,903	(8,714)	145,251

Income before loss from unconsolidated joint venture and income tax expense	88,184	203,741	12,487	266,286

Loss from unconsolidated joint venture	(3,647)	(2,347)	(5,030)	(1,901)
Income tax expense	(854)	(605)	(1,466)	(1,115)

Net income	83,683	200,789	5,991	263,270

Net income attributable to noncontrolling interests	(6)	(2)	(18)	(12)

Net income attributable to Sabra Health Care REIT, Inc.	83,677	200,787	5,973	263,258

Preferred stock dividends	—	(7,207)	—	(9,768)

Net income attributable to common stockholders	$83,677	$193,580	$5,973	$253,490

Net income attributable to common stockholders, per:

Basic common share	$0.46	$1.09	$0.03	$1.42

Diluted common share	$0.46	$1.08	$0.03	$1.42

Weighted-average number of common shares outstanding, basic	181,567,464	178,314,750	179,984,959	178,304,733

Weighted-average number of common shares outstanding, diluted	182,254,100	178,684,024	180,637,059	178,600,789

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$83,683	$200,789	$5,991	$263,270
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	567	261	7	(113)
Unrealized (loss) gain on cash flow hedges	(9,756)	3,338	(23,244)	13,236

Total other comprehensive (loss) income	(9,189)	3,599	(23,237)	13,123

Comprehensive income (loss)	74,494	204,388	(17,246)	276,393

Comprehensive income attributable to noncontrolling interests	(6)	(2)	(18)	(12)

Comprehensive income (loss) attributable to Sabra Health Care REIT, Inc.	$74,488	$204,386	$(17,264)	$276,381

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2018	5,750,000	$58	178,282,370	$1,783	$3,638,109	$(238,612)	$20,813	$3,422,151	$4,415	$3,426,566
Net income	—	—	—	—	—	200,787	—	200,787	2	200,789
Other comprehensive income	—	—	—	—	—	—	3,599	3,599	—	3,599
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35)	(35)
Amortization of stock-based compensation	—	—	—	—	3,036	—	—	3,036	—	3,036
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	1,220	—	—	—	—	—	—	—
Preferred dividends	—	—	—	—	—	(1,706)	—	(1,706)	—	(1,706)
Common dividends ($0.45 per share)	—	—	—	—	—	(80,574)	—	(80,574)	—	(80,574)
Balance, June 30, 2018	—	$—	178,283,590	$1,783	$3,502,954	$(125,606)	$24,412	$3,403,543	$4,382	$3,407,925

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2019	—	$—	178,419,599	$1,784	$3,508,987	$(462,555)	$(1,747)	$3,046,469	$4,309	$3,050,778
Net income	—	—	—	—	—	83,677	—	83,677	6	83,683
Other comprehensive loss	—	—	—	—	—	—	(9,189)	(9,189)	—	(9,189)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(37)	(37)
Amortization of stock-based compensation	—	—	—	—	3,274	—	—	3,274	—	3,274
Common stock issuance, net	—	—	11,095,425	111	213,710	—	—	213,821	—	213,821
Common dividends ($0.45 per share)	—	—	—	—	—	(81,954)	—	(81,954)	—	(81,954)
Balance, June 30, 2019	—	$—	189,515,024	$1,895	$3,725,971	$(460,832)	$(10,936)	$3,256,098	$4,278	$3,260,376

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	263,258	—	263,258	12	263,270
Other comprehensive income	—	—	—	—	—	—	12,328	12,328	—	12,328
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(72)	(72)
Amortization of stock-based compensation	—	—	—	—	4,434	—	—	4,434	—	4,434
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	27,747	—	(202)	—	—	(202)	—	(202)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($0.90 per share)	—	—	—	—	—	(161,065)	—	(161,065)	—	(161,065)
Balance, June 30, 2018	—	$—	178,283,590	$1,783	$3,502,954	$(125,606)	$24,412	$3,403,543	$4,382	$3,407,925

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	—	$—	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
Cumulative effect of Topic 842 adoption	—	—	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net income	—	—	—	—	—	5,973	—	5,973	18	5,991
Other comprehensive loss	—	—	—	—	—	—	(23,237)	(23,237)	—	(23,237)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(73)	(73)
Amortization of stock-based compensation	—	—	—	—	6,544	—	—	6,544	—	6,544
Common stock issuance, net	—	—	11,208,496	112	211,502	—	—	211,614	—	211,614
Common dividends ($0.90 per share)	—	—	—	—	—	(162,708)	—	(162,708)	—	(162,708)
Balance, June 30, 2019	—	$—	189,515,024	$1,895	$3,725,971	$(460,832)	$(10,936)	$3,256,098	$4,278	$3,260,376

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,991	$263,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,425	94,833
Amortization of above and below market lease intangibles, net	2,703	(1,368)
Non-cash interest income adjustments	(1,125)	(1,174)
Non-cash interest expense	5,323	4,997
Stock-based compensation expense	5,570	3,839
Non-cash lease termination income	(9,725)	—
Loss on extinguishment of debt	10,119	—
Straight-line rental income adjustments	(10,710)	(23,752)
Provision for doubtful accounts, straight-line rental income and loan losses	1,400	539
Net gain on sales of real estate	(1,235)	(142,431)
Impairment of real estate	105,136	1,413
Loss from unconsolidated joint venture	5,030	1,901
Distributions of earnings from unconsolidated joint venture	6,884	3,610
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(5,289)	(2,130)
Accounts payable and accrued liabilities	(22,619)	8,006
Net cash provided by operating activities	191,878	211,553
Cash flows from investing activities:
Acquisition of real estate	—	(213,982)
Origination and fundings of loans receivable	(8,823)	(28,157)
Origination and fundings of preferred equity investments	—	(945)
Additions to real estate	(8,596)	(16,817)
Repayments of loans receivable	10,102	38,887
Repayments of preferred equity investments	2,463	375
Investment in unconsolidated joint venture	—	(354,461)
Net proceeds from the sales of real estate	322,736	278,201
Net cash provided by (used in) investing activities	317,882	(296,899)
Cash flows from financing activities:
Net (repayments of) borrowings from revolving credit facility	(349,000)	35,000
Proceeds from issuance of senior unsecured notes	300,000	—
Principal payments on senior unsecured notes	(500,000)	—
Principal payments on secured debt	(1,703)	(2,128)
Payments of deferred financing costs	(4,413)	(12)
Payments related to extinguishment of debt	(6,895)	—
Distributions to noncontrolling interests	(73)	(72)
Preferred stock redemption	—	(143,750)
Issuance of common stock, net	211,575	(499)
Dividends paid on common and preferred stock	(161,735)	(164,736)
Net cash used in financing activities	(512,244)	(276,197)
Net decrease in cash, cash equivalents and restricted cash	(2,484)	(361,543)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	300	(252)
Cash, cash equivalents and restricted cash, beginning of period	59,658	587,449
Cash, cash equivalents and restricted cash, end of period	$57,474	$225,654
Supplemental disclosure of cash flow information:
Interest paid	$74,631	$67,793
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2019 and December 31, 2018 and for the three and six month periods ended June 30, 2019 and 2018. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
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
As of June 30, 2019, the Company determined that it was the primary beneficiary of one VIE—a joint venture variable interest entity owning one skilled nursing/transitional care facility—and has consolidated the operations of this entity in the accompanying condensed consolidated financial statements. As of June 30, 2019, the Company determined that the operations of this entity were not material to the Company’s results of operations, financial condition or cash flows.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2019, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2019, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s condensed consolidated statements of income for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations or stockholders’ equity of prior periods.
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
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owned 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. During the six months ended June 30, 2019, the Enlivant Joint Venture sold two senior housing communities for gross proceeds of $6.3 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $1.7 million. As of June 30, 2019, the book value of the Company’s investment in the Enlivant Joint Venture was $328.2 million.
Net Investment in Direct Financing Lease
As of June 30, 2019, the Company had a $23.6 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the total undiscounted rental payments of $4.8 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $5.9 million as of June 30, 2019. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at June 30, 2019, were as follows: $1.1 million for the remainder of 2019; $2.3 million for 2020; and $2.1 million for 2021.
Recently Issued Accounting Standards Update
Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). Topic 842 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases under GAAP. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. Topic 842 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. Topic 842 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt Topic 842 on January 1, 2019 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, the Company elected to use the available practical expedient package, and therefore did not reassess classification of its existing leases.
Additionally, the Company has elected a practical expedient not to separate lease and nonlease components (such as services rendered), which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. As a result of electing this practical expedient, the Company, beginning January 1, 2019, recognizes revenue from its leased skilled nursing/transitional care facilities, senior housing communities, and specialty hospitals and other facilities under Topic 842 and recognizes revenue from its Senior Housing - Managed communities under the Revenue ASUs (codified under Topic 606). Upon adoption of Topic 842, the Company recognized its operating leases for which it is the lessee, mainly its corporate office lease and ground leases, on its consolidated balance sheets, as a lease liability of $10.0 million, included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, and a corresponding right-of-use asset, included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of June 30, 2019, the balances of the lease liability and the corresponding right-of-use asset were $9.8 million and $9.5 million, respectively.
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
Furthermore, Topic 842 requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties. In contrast, lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized $4.8 million and $9.0 million of variable lease revenue and the associated expense during the three and six months ended June 30, 2019, respectively.
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

3.     RECENT REAL ESTATE ACQUISITIONS
No acquisitions were completed during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company acquired 11 Senior Housing - Managed communities, five senior housing communities and two skilled nursing/transitional care facilities. The consideration was allocated as follows (in thousands):

Six Months Ended
June 30, 2018
Land	$24,356
Building and improvements	187,903
Tenant origination and absorption costs intangible assets	1,312
Tenant relationship intangible assets	412

Total consideration	$213,983

For the acquisitions completed during the six months ended June 30, 2018, the tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of 13 years and 22 years, respectively.
For the three and six months ended June 30, 2018, the Company recognized $10.7 million and $20.4 million of total revenues, respectively, and $1.6 million and $2.5 million of net income attributable to common stockholders, respectively, from the facilities acquired during the six months ended June 30, 2018.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	304	33,879	$3,712,541	$(259,872)	$3,452,669
Senior Housing - Leased (1)	62	4,011	646,092	(70,563)	575,529
Senior Housing - Managed (1)	44	4,470	863,341	(94,969)	768,372
Specialty Hospitals and Other	22	1,085	621,236	(39,226)	582,010
	432	43,445	5,843,210	(464,630)	5,378,580
Corporate Level			634	(340)	294
			$5,843,844	$(464,970)	$5,378,874
As of December 31, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	335	37,628	$4,094,484	$(224,942)	$3,869,542
Senior Housing - Leased (1)	90	7,332	1,237,790	(125,902)	1,111,888
Senior Housing - Managed (1)	23	1,603	301,739	(19,537)	282,202
Specialty Hospitals and Other	22	1,085	621,236	(31,640)	589,596
	470	47,648	6,255,249	(402,021)	5,853,228
Corporate Level			634	(317)	317
			$6,255,883	$(402,338)	$5,853,545
(1) During the six months ended June 30, 2019, the Company transitioned 21 senior housing communities to its Senior Housing - Managed portfolio.

	June 30, 2019	December 31, 2018
Building and improvements	$5,017,138	$5,388,102
Furniture and equipment	233,775	237,145
Land improvements	1,398	1,254
Land	591,533	629,382
	5,843,844	6,255,883
Accumulated depreciation	(464,970)	(402,338)
	$5,378,874	$5,853,545

Operating Leases
As of June 30, 2019, the substantial majority of the Company’s real estate properties (excluding 44 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 14 years. As of June 30, 2019, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $10.8 million and $12.4 million as of June 30, 2019 and December 31, 2018, respectively, and letters of credit deposited with the Company totaled approximately $78 million and $98 million as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company’s tenants have deposited with the Company $15.0 million and $17.5 million as of June 30, 2019 and December 31, 2018, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations.
On February 15, 2019, the Company entered into a settlement agreement with Senior Care Centers in connection with the notices of default and lease termination issued by the Company to Senior Care Centers during the third quarter of 2018. In accordance with the order entered by the bankruptcy court in March 2019, the settlement agreement provided for the discharge by the Company of its claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which was applied to pay post-petition rent. The Company recorded $0.5 million and $6.2 million of such post-petition rent during the three and six months ended June 30, 2019, respectively. On April 1, 2019, the Company completed the sale of 28 facilities (26 skilled nursing/transitional care facilities and two senior housing communities) previously operated by Senior Care Centers and received gross sales proceeds of $282.5 million. In connection with the sale, the Company entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. In May 2019, the Company transitioned eight facilities previously operated by Senior Care Centers to a current operator in the Sabra portfolio, and the Company expects to sell the remaining two facilities operated by Senior Care Centers. During the six months ended June 30, 2019, the Company recorded an impairment charge of $92.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to the Company’s estimated contractual indemnification obligations.
On December 19, 2018, the Company entered into a letter of intent to terminate its triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into management agreements pursuant to which Holiday would manage the Holiday Communities. On April 1, 2019, the Company completed the conversion of the Holiday Communities to its Senior Housing - Managed portfolio and recognized lease termination income of $66.9 million, which includes a $57.2 million lease termination payment received in exchange for terminating the Holiday master lease and a $9.7 million gain related to the assumption of fixed assets net of liabilities.
The Company monitors the creditworthiness of its tenants by reviewing credit ratings (if available) and evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of any parent guarantees (or the guarantees of other related parties) of tenant lease obligations. As formal credit ratings may not be available for most of the Company’s tenants, the primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenant’s ability to pay their rent obligations to the Company) is the tenant’s lease coverage ratio or the parent’s fixed charge coverage ratio for those entities with a parent guarantee. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the lease level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from its tenants each month and reviews this information in conjunction with the above-

described coverage metrics to identify financial and operational trends, evaluate the impact of the industry’s operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenant’s ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.
For the three and six months ended June 30, 2019, no tenant relationship represented 10% or more of the Company’s total revenues.
The future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows (in thousands):
As of June 30, 2019

July 1 through December 31, 2019	$217,991
2020	423,770
2021	420,407
2022	396,598
2023	378,439
Thereafter	2,007,117
$3,844,322

As of December 31, 2018

2019	$465,766
2020	456,207
2021	452,346
2022	454,216
2023	437,277
Thereafter	2,407,064
$4,672,876

Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2019
Impairment of Real Estate
During the six months ended June 30, 2019, the Company recognized a $105.1 million real estate impairment, of which amount $92.2 million related to the 28 Senior Care Centers facilities sold on April 1, 2019 and three additional Senior Care Centers facilities, and the remaining $12.9 million related to four additional skilled nursing/transitional care facilities.

Dispositions
During the six months ended June 30, 2019, the Company completed the sale of 31 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $315.0 million. The net carrying value of the assets and liabilities of these facilities was $313.8 million, which resulted in an aggregate $1.2 million net gain on sale.
Excluding the net gain on sale and real estate impairment, the Company recognized $3.1 million and $18.0 million of net income during the six months ended June 30, 2019 and 2018, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
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
Excluding the net gain on sale and real estate impairment, the Company recognized $11.6 million and $15.4 million of net income during the six months ended June 30, 2018 and 2017 from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2019 and December 31, 2018, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						June 30, 2019
Investment	Quantity as of June 30, 2019	Property Type	Principal Balance as of June 30, 2019 (1)	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2019
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$18,577	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	5,363	5,418	4,629	8.0%	7.7%	04/30/21- 09/30/22
Mezzanine	—	Skilled Nursing	—	—	2,188	N/A	N/A	N/A
Other	17	Multiple	48,365	44,418	45,324	6.8%	7.3%	02/28/19- 08/31/28

	20		72,728	68,836	70,718	7.7%	8.1%

Loan loss reserve			—	(1,960)	(1,258)

			$72,728	$66,876	$69,460
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	43,915	44,327	44,262	12.0%	12.0%	N/A

Total	29		$116,643	$111,203	$113,722	9.3%	9.6%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.

As of June 30, 2019 and December 31, 2018, the Company had six and seven loans receivable investments, respectively, with an aggregate principal balance of $3.1 million and $27.7 million, respectively, that were considered to have deteriorated credit quality. As of June 30, 2019 and December 31, 2018, the book value of the outstanding loans with deteriorated credit quality was $1.5 million and $4.2 million, respectively. During the six months ended June 30, 2019, one loan with deteriorated credit quality was repaid.
The following table presents changes in the accretable yield for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accretable yield, beginning of period	$198	$1,883	$449	$2,483
Accretion recognized in earnings	(86)	(1,529)	(304)	(2,129)
Reduction due to payoff	—	—	(33)	—
Net reclassification from nonaccretable difference	—	727	—	727
Accretable yield, end of period	$112	$1,081	$112	$1,081

During the three months ended June 30, 2019, the Company recorded no provision for specific loan losses, and during the six months ended June 30, 2019, the Company recorded a $1.2 million provision for specific loan losses. During each of the three and six months ended June 30, 2019, the Company increased its portfolio-based loan loss reserve by $0.2 million.
As of June 30, 2019, the Company had a $1.3 million specific loan loss reserve and a $0.7 million portfolio-based loan loss reserve. As of June 30, 2019, the Company considered one loan receivable investment to be impaired, which had a principal balance of $4.3 million as of each of June 30, 2019 and December 31, 2018. As of June 30, 2019, three loans receivable investments with an aggregate book value of $4.3 million were on nonaccrual status. As of June 30, 2019, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
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

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Effective Interest Rate at June 30, 2019 (2)	Maturity Date
Fixed Rate	$116,421	$117,464	3.67%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2019 (1)	December 31, 2018 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$—	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	300,000	—
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,100,000	$1,300,000

(1)
Principal balance does not include premium, net of $14.0 million and deferred financing costs, net of $7.5 million as of June 30, 2019 and does not include premium, net of $14.5 million and deferred financing costs, net of $7.1 million as of December 31, 2018.

The 2023 Notes were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”). The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
On May 29, 2019, the Issuers completed an underwritten public offering of $300.0 million aggregate principal amount of 2024 Notes. The net proceeds were $295.3 million after deducting underwriting discounts and other offering expenses. The net proceeds, together with borrowings under the Revolving Credit Facility (as defined below), were used to redeem the 2021 Notes as discussed below. The 2024 Notes accrue interest at a rate of 4.80% per annum payable semiannually on June 1 and December 1 of each year. The 2024 Notes are redeemable at the option of the Issuers, in whole or in part at any time and from time to time, prior to May 1, 2024, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. The Issuers may also redeem the 2024 Notes on or after May 1, 2024, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date. Assuming the 2024 Notes are not redeemed, the 2024 Notes mature on June 1, 2024.
Additionally, on May 29, 2019, the Issuers issued a notice of redemption for all $500.0 million aggregate principal amount outstanding of the 2021 Notes. On June 29, 2019, the Company redeemed the 2021 Notes at a cash redemption price of 101.375% of the principal amount being redeemed, plus accrued and unpaid interest. The redemption resulted in $10.1 million of redemption related costs and write-offs for the three and six months ended June 30, 2019, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
The 2026 Notes and the 2027 Notes were assumed as a result of the CCP Merger and accrue interest at a rate of 5.125% and 5.38%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
The obligations under the 2023 Notes, 2024 Notes and 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain subsidiaries of Sabra; provided, however, that such guarantees are subject to release under certain customary circumstances. The obligations under the 2026 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances. See Note 12, “Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2023 Notes, 2024 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2019, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of June 30, 2019, there was $275.0 million outstanding under the Revolving Credit Facility and $725.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the credit agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which will vary based on the Debt Ratings, as defined in the credit agreement, and will range from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of June 30, 2019, the interest rate on the Revolving Credit Facility was 3.65%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
The Credit Facility contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Facility also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio and a minimum tangible net worth requirement. As of June 30, 2019, the Company was in compliance with all applicable financial covenants under the Credit Facility.
Interest Expense
The Company incurred interest expense of $33.6 million and $69.9 million during the three and six months ended June 30, 2019, respectively, and $36.8 million and $72.6 million during the three and six months ended June 30, 2018, respectively. Interest expense includes non-cash interest expense of $2.8 million and $5.3 million for the three and six months ended June 30, 2019, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had $14.0 million and $24.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2019 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1 through December 31, 2019	$1,735	$—	$—	$—	$1,735
2020	3,552	—	200,000	—	203,552
2021	18,751	275,000	—	—	293,751
2022	3,185	—	995,487	—	998,672
2023	3,282	—	—	200,000	203,282
Thereafter	85,916	—	—	900,000	985,916
Total Debt	116,421	275,000	1,195,487	1,100,000	2,686,908
Premium, net	—	—	—	13,980	13,980
Deferred financing costs, net	(1,746)	—	(5,713)	(7,462)	(14,921)
Total Debt, Net	$114,675	$275,000	$1,189,774	$1,106,518	$2,685,967

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of June 30, 2019, approximately $2.5 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,490,000	$1,045,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$54,941	$55,401

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$1,359	$899

(1) Balance includes four forward starting interest rate swaps and one forward starting interest rate collar with an effective date of August 2020 and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021 that were entered into as of June 30, 2019. The forward starting interest rate swaps and forward starting interest rate collars have an aggregate initial notional amount of $645.0 million accreting to $845.0 million in January 2023.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2019 and December 31, 2018 (dollars in thousands):

		Count as of June 30, 2019	Fair Value		Maturity Dates
Type	Designation		June 30, 2019	December 31, 2018		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	10	$7,704	$25,184	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	6	128	—	2024	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,796	4,160	2025	Accounts receivable, prepaid expenses and other assets, net
			$10,628	$29,344

Liabilities:
Forward starting interest rate swaps	Cash flow	—	$—	$4,529	2029	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	2	73	—	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	95,488	91,700	2022	Term loans, net
			$95,561	$96,229

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and six months ended June 30, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Income Statement Location

Cash Flow Hedges:
Interest rate products	$(8,126)	$4,009	$(19,737)	$13,132	Interest expense
Net Investment Hedges:
Foreign currency products	(42)	898	(1,276)	1,505	N/A
CAD term loan	(1,863)	1,750	(3,788)	4,425	N/A

	$(10,031)	$6,657	$(24,801)	$19,062

	Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Income Statement Location

Cash Flow Hedges:
Interest rate products	$1,695	$633	$3,608	$583	Interest expense

The gain in the table above related to interest rate products was reclassified from accumulated other comprehensive income into interest expense. Interest expense totaled $33.6 million and $69.9 million for the three and six months ended June 30, 2019, respectively, and $36.8 million and $72.6 million for the three and six months ended June 30, 2018, respectively.
During the three and six months ended June 30, 2019 and 2018, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2019, the Company had one outstanding cross currency interest rate swap not designated as a hedging instrument in an asset position with a fair value of $68,000 and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three and six months ended June 30, 2019, the Company recorded $1,000 and $7,000, respectively, of other expense related to this derivative not designated as a hedging instrument.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$10,628	$—	$10,628	$(73)	$—	$10,555
Offsetting Liabilities:
Derivatives	$73	$—	$73	$(73)	$—	$—

	As of December 31, 2018
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$29,344	$—	$29,344	$(2,069)	$—	$27,275
Offsetting Liabilities:
Derivatives	$4,529	$—	$4,529	$(2,069)	$—	$2,460

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16,000. As of June 30, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $16,000.

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2019			December 31, 2018
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$72,728	$66,876	$63,977	$96,492	$69,460	$65,797
Preferred equity investments	43,915	44,327	44,280	43,851	44,262	43,825
Financial liabilities:
Senior Notes	1,100,000	1,106,518	1,143,537	1,300,000	1,307,394	1,270,877
Secured indebtedness	116,421	114,675	108,446	117,464	115,679	101,820

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of June 30, 2019 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$63,977	$—	$—	$63,977
Preferred equity investments	44,280	—	—	44,280
Financial liabilities:
Senior Notes	1,143,537	—	1,143,537	—
Secured indebtedness	108,446	—	—	108,446

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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2019, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swaps	$7,704	$—	$7,704	$—
Forward starting interest rate swaps	128	—	128	—
Cross currency interest rate swaps	2,796	—	2,796	—
Financial liabilities:
Forward starting interest rate collars	73	—	73	—

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
During the three and six months ended June 30, 2019, the Company sold 11.1 million shares under the ATM Program at an average price of $19.59 per share, generating gross proceeds of $217.3 million, before $3.3 million of commissions. As of June 30, 2019, the Company had $282.7 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2019:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 5, 2019	February 15, 2019	$0.45	February 28, 2019
May 8, 2019	May 20, 2019	$0.45	May 31, 2019

During the six months ended June 30, 2019, the Company issued 114,185 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to employees as a result of restricted stock unit vestings, the employees’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2019 and 2018, the Company incurred $1.3 million and $0.2 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive (Loss) Income

The following is a summary of the Company’s accumulated other comprehensive (loss) income (in thousands):

	June 30, 2019	December 31, 2018
Foreign currency translation loss	$(2,186)	$(2,193)
Unrealized (loss) gain on cash flow hedges	(8,750)	14,494

Total accumulated other comprehensive (loss) income	$(10,936)	$12,301

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to common stockholders	$83,677	$193,580	$5,973	$253,490

Denominator
Basic weighted average common shares and common equivalents	181,567,464	178,314,750	179,984,959	178,304,733
Dilutive restricted stock units	686,636	369,274	652,100	296,056

Diluted weighted average common shares	182,254,100	178,684,024	180,637,059	178,600,789

Net income attributable to common stockholders, per:

Basic common share	$0.46	$1.09	$0.03	$1.42

Diluted common share	$0.46	$1.08	$0.03	$1.42

During the three and six months ended June 30, 2019, approximately 1,100 and 2,900 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2018, approximately 35,300 and 46,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were outstanding as of June 30, 2019, and no stock options were considered anti-dilutive during the three and six months ended June 30, 2018.

12.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the 2023 Notes and the 2024 Notes by the Issuers, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the 2023 Notes and the 2024 Notes, subject to release under certain customary circumstances as described below. In connection with the assumption of the 2026 Notes as a result of the CCP Merger, the Company has fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
A Guarantor will be automatically and unconditionally released from its obligations under the guarantees with respect to the 2023 Notes and the 2024 Notes in the event of:

•	Any sale of the subsidiary Guarantor or of all or substantially all of its assets;

•	A merger or consolidation of a subsidiary Guarantor with an issuer of the 2023 Notes or the 2024 Notes or another Guarantor, provided that the surviving entity remains a Guarantor;

•	With respect to the 2023 Notes, a subsidiary Guarantor is declared “unrestricted” for covenant purposes under the indenture governing the 2023 Notes;

•	The requirements for legal defeasance or covenant defeasance or to discharge the indentures governing the 2023 Notes or the 2024 Notes have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the indentures governing the 2023 Notes or the 2024 Notes, of a subsidiary Guarantor;

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty; or

•
With respect to the 2024 Notes, if the subsidiary Guarantor is not a guarantor or is not otherwise liable in respect of any obligations under any credit facility (as defined in the indenture governing the 2024 Notes) of the Company or any of its subsidiaries.

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
Pursuant to Rule 3-10 of Regulation S-X, the following summarized condensed consolidating information is provided for the Company (the “Parent Company”), the Operating Partnership, Sabra Capital Corporation, the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the 2023 Notes and the 2024 Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Operating Partnership, Sabra Capital Corporation, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Operating Partnership, Sabra Capital Corporation, the Guarantors or non-Guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra’s proportionate share of each subsidiary’s net assets. The Guarantor subsidiaries’ investments in the non-Guarantor subsidiaries and non-Guarantor subsidiaries’ investments in Guarantor subsidiaries are presented under the equity method of accounting. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the condensed consolidating statement of cash flows.
Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Operating Partnership only, Sabra Capital Corporation only, the combined Guarantor subsidiaries and the combined non-Guarantor subsidiaries, are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$294	$—	$—	$1,423,107	$3,955,473	$—	$5,378,874
Loans receivable and other investments, net	(726)	—	—	55,453	56,476	—	111,203
Investment in unconsolidated joint venture	—	—	—	—	328,207	—	328,207
Cash and cash equivalents	38,500	—	—	2,604	6,491	—	47,595
Restricted cash	—	—	—	1,881	7,998	—	9,879
Lease intangible assets, net	—	—	—	9,299	99,578	—	108,877
Accounts receivable, prepaid expenses and other assets, net	4,433	17,873	—	29,119	95,671	(8,552)	138,544
Intercompany	1,993,632	2,035,256	—	—	—	(4,028,888)	—
Investment in subsidiaries	1,253,100	1,690,158	—	34,271	—	(2,977,529)	—
Total assets	$3,289,233	$3,743,287	$—	$1,555,734	$4,549,894	$(7,014,969)	$6,123,179

Liabilities
Secured debt, net	$—	$—	$—	$—	$114,675	$—	$114,675
Revolving credit facility	—	275,000	—	—	—	—	275,000
Term loans, net	—	1,095,102	—	94,672	—	—	1,189,774
Senior unsecured notes, net	—	1,106,518	—	—	—	—	1,106,518
Accounts payable and accrued liabilities	33,135	13,567	—	2,002	60,483	(8,552)	100,635
Lease intangible liabilities, net	—	—	—	—	76,201	—	76,201
Intercompany	—	—	—	664,912	3,363,976	(4,028,888)	—
Total liabilities	33,135	2,490,187	—	761,586	3,615,335	(4,037,440)	2,862,803

Total Sabra Health Care REIT, Inc. stockholders’ equity	3,256,098	1,253,100	—	794,148	930,281	(2,977,529)	3,256,098
Noncontrolling interests	—	—	—	—	4,278	—	4,278
Total equity	3,256,098	1,253,100	—	794,148	934,559	(2,977,529)	3,260,376
Total liabilities and equity	$3,289,233	$3,743,287	$—	$1,555,734	$4,549,894	$(7,014,969)	$6,123,179

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$317	$—	$—	$1,453,451	$4,399,777	$—	$5,853,545
Loans receivable and other investments, net	(560)	—	—	50,534	63,748	—	113,722
Investment in unconsolidated joint venture	—	—	—	—	340,120	—	340,120
Cash and cash equivalents	40,835	—	—	3,508	5,887	—	50,230
Restricted cash	—	—	—	1,820	7,608	—	9,428
Lease intangible assets, net	—	—	—	13,947	117,150	—	131,097
Accounts receivable, prepaid expenses and other assets, net	798	37,075	—	58,704	81,603	(11,019)	167,161
Intercompany	1,972,059	2,646,669	—	—	—	(4,618,728)	—
Investment in subsidiaries	1,258,715	1,629,795	—	33,083	—	(2,921,593)	—
Total assets	$3,272,164	$4,313,539	$—	$1,615,047	$5,015,893	$(7,551,340)	$6,665,303

Liabilities
Secured debt, net	$—	$—	$—	$—	$115,679	$—	$115,679
Revolving credit facility	—	624,000	—	—	—	—	624,000
Term loans, net	—	1,094,177	—	90,753	—	—	1,184,930
Senior unsecured notes, net	—	1,307,394	—	—	—	—	1,307,394
Accounts payable and accrued liabilities	21,750	29,253	—	2,570	52,273	(11,019)	94,827
Lease intangible liabilities, net	—	—	—	—	83,726	—	83,726
Intercompany	—	—	—	810,394	3,808,334	(4,618,728)	—
Total liabilities	21,750	3,054,824	—	903,717	4,060,012	(4,629,747)	3,410,556

Total Sabra Health Care REIT, Inc. stockholders’ equity	3,250,414	1,258,715	—	711,330	951,548	(2,921,593)	3,250,414
Noncontrolling interests	—	—	—	—	4,333	—	4,333
Total equity	3,250,414	1,258,715	—	711,330	955,881	(2,921,593)	3,254,747
Total liabilities and equity	$3,272,164	$4,313,539	$—	$1,615,047	$5,015,893	$(7,551,340)	$6,665,303

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2019
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$30,097	$92,073	$(9,370)	$112,800
Interest and other income	91	1,896	—	68,198	2,206	(1,896)	70,495
Resident fees and services	—	—	—	—	36,071	—	36,071
Total revenues	91	1,896	—	98,295	130,350	(11,266)	219,366
Expenses:
Depreciation and amortization	12	—	—	15,559	33,905	—	49,476
Interest	—	31,616	—	2,666	1,222	(1,896)	33,608
Triple-net portfolio operating expenses	—	—	—	156	6,084	—	6,240
Senior housing - managed portfolio operating expenses	—	—	—	—	33,609	(9,370)	24,239
General and administrative	7,706	31	—	1	321	—	8,059
Provision for doubtful accounts, straight-line rental income and loan losses	193	—	—	—	—	—	193
Impairment of real estate	—	—	—	—	2,002	—	2,002
Total expenses	7,911	31,647	—	18,382	77,143	(11,266)	123,817
Other (expense) income:
Loss on extinguishment of debt	—	(10,119)	—	—	—	—	(10,119)
Other (expense) income	—	(109)	—	108	—	—	(1)
Net gain on sales of real estate	—	—	—	190	2,565	—	2,755
Total other (expense) income	—	(10,228)	—	298	2,565	—	(7,365)
Income in subsidiary	91,406	131,385	—	1,691	—	(224,482)	—
Income before loss from unconsolidated joint venture and income tax expense	83,586	91,406	—	81,902	55,772	(224,482)	88,184
Loss from unconsolidated joint venture	—	—	—	—	(3,647)	—	(3,647)
Income tax benefit (expense)	91	—	—	(542)	(403)	—	(854)
Net income	83,677	91,406	—	81,360	51,722	(224,482)	83,683
Net income attributable to noncontrolling interests	—	—	—	—	(6)	—	(6)
Net income attributable to common stockholders	$83,677	$91,406	$—	$81,360	$51,716	$(224,482)	$83,677
Net income attributable to common stockholders, per:
Basic common share							$0.46
Diluted common share							$0.46
Weighted-average number of common shares outstanding, basic							181,567,464
Weighted-average number of common shares outstanding, diluted							182,254,100

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$36,355	$112,194	$(4,320)	$144,229
Interest and other income	40	96	—	1,180	3,333	(96)	4,553
Resident fees and services	—	—	—	—	17,530	—	17,530
Total revenues	40	96	—	37,535	133,057	(4,416)	166,312
Expenses:
Depreciation and amortization	222	—	—	11,795	34,811	—	46,828
Interest	—	33,415	—	810	2,628	(96)	36,757
Senior housing - managed portfolio operating expenses	—	—	—	—	16,619	(4,320)	12,299
General and administrative	8,121	14	—	368	880	—	9,383
Provision for (recovery of) doubtful accounts, straight-line rental income and loan losses	311	—	—	(985)	—	—	(674)
Impairment of real estate	—	—	—	881	—	—	881
Total expenses	8,654	33,429	—	12,869	54,938	(4,416)	105,474
Other income:
Other income (expense)	—	32	—	(32)	—	—	—
Net gain on sales of real estate	—	—	—	41,520	101,383	—	142,903
Total other income	—	32	—	41,488	101,383	—	142,903
Income in subsidiary	209,456	242,758	—	1,871	—	(454,085)	—
Income before loss from unconsolidated joint venture and income tax expense	200,842	209,457	—	68,025	179,502	(454,085)	203,741
Loss from unconsolidated joint venture	—	—	—	—	(2,347)	—	(2,347)
Income tax expense	(55)	(1)	—	(489)	(60)	—	(605)
Net income	200,787	209,456	—	67,536	177,095	(454,085)	200,789
Net income attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income attributable to Sabra Health Care REIT, Inc.	200,787	209,456	—	67,536	177,093	(454,085)	200,787
Preferred stock dividends	(7,207)	—	—	—	—	—	(7,207)
Net income attributable to common stockholders	$193,580	$209,456	$—	$67,536	$177,093	$(454,085)	$193,580
Net income attributable to common stockholders, per:
Basic common share							$1.09
Diluted common share							$1.08
Weighted-average number of common shares outstanding, basic							178,314,750
Weighted-average number of common shares outstanding, diluted							178,684,024

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2019
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$59,398	$183,536	$(13,747)	$229,187
Interest and other income	120	1,991	—	69,429	4,271	(1,991)	73,820
Resident fees and services	—	—	—	—	53,132	—	53,132
Total revenues	120	1,991	—	128,827	240,939	(15,738)	356,139
Expenses:
Depreciation and amortization	24	—	—	27,241	67,160	—	94,425
Interest	—	65,891	—	3,567	2,459	(1,991)	69,926
Triple-net portfolio operating expenses	—	—	—	1,170	10,359	—	11,529
Senior housing - managed portfolio operating expenses	—	—	—	—	50,026	(13,747)	36,279
General and administrative	15,236	62	—	276	669	—	16,243
Provision for doubtful accounts, straight-line rental income and loan losses	166	—	—	—	1,234	—	1,400
Impairment of real estate	—	—	—	—	105,136	—	105,136
Total expenses	15,426	65,953	—	32,254	237,043	(15,738)	334,938
Other (expense) income:
Loss on extinguishment of debt	—	(10,119)	—	—	—	—	(10,119)
Other (expense) income	—	(608)	—	601	177	—	170
Net (loss) gain on sales of real estate	—	—	—	(180)	1,415	—	1,235
Total other (expense) income	—	(10,727)	—	421	1,592	—	(8,714)
Income in subsidiary	21,629	96,318	—	3,361	—	(121,308)	—
Income before loss from unconsolidated joint venture and income tax expense	6,323	21,629	—	100,355	5,488	(121,308)	12,487
Loss from unconsolidated joint venture	—	—	—	—	(5,030)	—	(5,030)
Income tax expense	(350)	—	—	(647)	(469)	—	(1,466)
Net income	5,973	21,629	—	99,708	(11)	(121,308)	5,991
Net income attributable to noncontrolling interests	—	—	—	—	(18)	—	(18)
Net income attributable to common stockholders	$5,973	$21,629	$—	$99,708	$(29)	$(121,308)	$5,973
Net income attributable to common stockholders, per:
Basic common share							$0.03
Diluted common share							$0.03
Weighted-average number of common shares outstanding, basic							179,984,959
Weighted-average number of common shares outstanding, diluted							180,637,059

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$71,569	$225,468	$(8,553)	$288,484
Interest and other income	50	208	—	2,413	6,428	(208)	8,891
Resident fees and services	—	—	—	—	35,023	—	35,023
Total revenues	50	208	—	73,982	266,919	(8,761)	332,398
Expenses:
Depreciation and amortization	443	—	—	24,130	70,260	—	94,833
Interest	—	65,980	—	1,601	5,202	(208)	72,575
Senior housing - managed portfolio operating expenses	—	—	—	—	32,976	(8,553)	24,423
General and administrative	14,279	29	—	783	2,489	—	17,580
Provision for (recovery of) doubtful accounts, straight-line rental income and loan losses	2,492	—	—	(1,956)	3	—	539
Impairment of real estate	—	—	—	1,413	—	—	1,413
Total expenses	17,214	66,009	—	25,971	110,930	(8,761)	211,363
Other income:
Other income	1,977	233	—	378	232	—	2,820
Net gain on sales of real estate	—	—	—	41,520	100,911	—	142,431
Total other income	1,977	233	—	41,898	101,143	—	145,251
Income in subsidiary	278,798	344,367	—	3,725	—	(626,890)	—
Income before loss from unconsolidated joint venture and income tax expense	263,611	278,799	—	93,634	257,132	(626,890)	266,286
Loss from unconsolidated joint venture	—	—	—	—	(1,901)	—	(1,901)
Income tax expense	(353)	(1)	—	(542)	(219)	—	(1,115)
Net income	263,258	278,798	—	93,092	255,012	(626,890)	263,270
Net income attributable to noncontrolling interests	—	—	—	—	(12)	—	(12)
Net income attributable to Sabra Health Care REIT, Inc.	263,258	278,798	—	93,092	255,000	(626,890)	263,258
Preferred stock dividends	(9,768)	—	—	—	—	—	(9,768)
Net income attributable to common stockholders	$253,490	$278,798	$—	$93,092	$255,000	$(626,890)	$253,490
Net income attributable to common stockholders, per:
Basic common share							$1.42
Diluted common share							$1.42
Weighted-average number of common shares outstanding, basic							178,304,733
Weighted-average number of common shares outstanding, diluted							178,600,789

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended June 30, 2019
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$83,677	$91,406	$—	$81,360	$51,722	$(224,482)	$83,683
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(264)	—	629	202	—	567
Unrealized (loss) gain on cash flow hedges	—	(9,808)	—	52	—	—	(9,756)
Total other comprehensive (loss) income	—	(10,072)	—	681	202	—	(9,189)
Comprehensive income	83,677	81,334	—	82,041	51,924	(224,482)	74,494
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(6)	—	(6)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$83,677	$81,334	$—	$82,041	$51,918	$(224,482)	$74,488

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$200,787	$209,456	$—	$67,536	$177,095	$(454,085)	$200,789
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,064	—	(608)	(195)	—	261
Unrealized gain on cash flow hedges	—	3,335	—	3	—	—	3,338
Total other comprehensive income (loss)	—	4,399	—	(605)	(195)	—	3,599
Comprehensive income	200,787	213,855	—	66,931	176,900	(454,085)	204,388
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(2)	—	(2)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$200,787	$213,855	$—	$66,931	$176,898	$(454,085)	$204,386

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2019
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$5,973	$21,629	$—	$99,708	$(11)	$(121,308)	$5,991
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(1,700)	—	1,307	400	—	7
Unrealized (loss) gain on cash flow hedges	—	(23,294)	—	50	—	—	(23,244)
Total other comprehensive (loss) income	—	(24,994)	—	1,357	400	—	(23,237)
Comprehensive income (loss)	5,973	(3,365)	—	101,065	389	(121,308)	(17,246)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(18)	—	(18)
Comprehensive income (loss) attributable to Sabra Health Care REIT, Inc.	$5,973	$(3,365)	$—	$101,065	$371	$(121,308)	$(17,264)

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$263,258	$278,798	$—	$93,092	$255,012	$(626,890)	$263,270
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,905	—	(1,536)	(482)	—	(113)
Unrealized gain (loss) on cash flow hedges	—	13,238	—	(2)	—	—	13,236
Total other comprehensive income (loss)	—	15,143	—	(1,538)	(482)	—	13,123
Comprehensive income	263,258	293,941	—	91,554	254,530	(626,890)	276,393
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(12)	—	(12)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$263,258	$293,941	$—	$91,554	$254,518	$(626,890)	$276,381

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net cash (used in) provided by operating activities	$185,681	$—	$—	$438	$5,759	$—	$191,878
Cash flows from investing activities:
Origination and fundings of loans receivable	—	—	—	(5,400)	(3,423)	—	(8,823)
Additions to real estate	—	—	—	(4,009)	(4,587)	—	(8,596)
Repayments of loans receivable	—	—	—	92	10,010	—	10,102
Repayments of preferred equity investments	—	—	—	2,463	—	—	2,463
Net proceeds from the sales of real estate	—	—	—	22,605	300,131	—	322,736
Distribution from subsidiaries	2,531	2,531	—	—	—	(5,062)	—
Intercompany financing	(240,387)	319,921	—	—	—	(79,534)	—
Net cash (used in) provided by investing activities	(237,856)	322,452	—	15,751	302,131	(84,596)	317,882
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(349,000)	—	—	—	—	(349,000)
Proceeds from issuance of senior unsecured notes	—	300,000	—	—	—	—	300,000
Principal payments on senior unsecured notes	—	(500,000)		—	—	—	(500,000)
Principal payments on secured debt	—	—	—	—	(1,703)	—	(1,703)
Payments of deferred financing costs	—	(4,413)	—	—	—	—	(4,413)
Payments related to extinguishment of debt	—	(6,895)	—	—	—	—	(6,895)
Distributions to noncontrolling interest	—	—	—	—	(73)	—	(73)
Issuance of common stock, net	211,575	—	—	—	—	—	211,575
Dividends paid on common stock	(161,735)	—	—	—	—	—	(161,735)
Distribution to parent	—	(2,531)	—	—	(2,531)	5,062	—
Intercompany financing	—	240,387	—	(17,230)	(302,691)	79,534	—
Net cash provided by (used in) financing activities	49,840	(322,452)	—	(17,230)	(306,998)	84,596	(512,244)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,335)	—	—	(1,041)	892	—	(2,484)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	198	102	—	300
Cash, cash equivalents and restricted cash, beginning of period	40,835	—	—	5,328	13,495	—	59,658
Cash, cash equivalents and restricted cash, end of period	$38,500	$—	$—	$4,485	$14,489	$—	$57,474

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$204,440	$—	$—	$1,014	$6,099	$—	$211,553
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(29,711)	(184,271)	—	(213,982)
Origination and fundings of loans receivable	—	—	—	(1,973)	(26,184)	—	(28,157)
Origination and fundings of preferred equity investments	—	—	—	(945)	—	—	(945)
Additions to real estate	(40)	—	—	(4,660)	(12,117)	—	(16,817)
Repayments of loans receivable	—	—	—	6,577	32,310	—	38,887
Repayments of preferred equity investments	—	—	—	375	—	—	375
Investment in unconsolidated JV	—	—	—	—	(354,461)	—	(354,461)
Net proceeds from the sales of real estate	—	—	—	78,072	200,129	—	278,201
Distribution from subsidiaries	2,669	2,669	—	—	—	(5,338)	—
Intercompany financing	(378,485)	(413,473)	—	—	—	791,958	—
Net cash (used in) provided by investing activities	(375,856)	(410,804)	—	47,735	(344,594)	786,620	(296,899)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	35,000	—	—	—	—	35,000
Principal payments on secured debt	—	—	—	—	(2,128)	—	(2,128)
Payments of deferred financing costs	—	(12)	—	—	—	—	(12)
Distributions to noncontrolling interest	—	—	—	—	(72)	—	(72)
Preferred stock redemption	(143,750)	—	—	—	—	—	(143,750)
Issuance of common stock, net	(499)	—	—	—	—	—	(499)
Dividends paid on common and preferred stock	(164,736)	—	—	—	—	—	(164,736)
Distribution to parent	—	(2,669)	—	—	(2,669)	5,338	—
Intercompany financing	—	378,485	—	(8,130)	421,603	(791,958)	—
Net cash (used in) provided by financing activities	(308,985)	410,804	—	(8,130)	416,734	(786,620)	(276,197)
Net (decrease) increase in cash, cash equivalents and restricted cash	(480,401)	—	—	40,619	78,239	—	(361,543)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(146)	(106)	—	(252)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	6,761	69,018	—	587,449
Cash, cash equivalents and restricted cash, end of period	$31,269	$—	$—	$47,234	$147,151	$—	$225,654

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2019, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 7, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on August 30, 2019 to common stockholders of record as of the close of business on August 20, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2018 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Dispositions
During the six months ended June 30, 2019, we completed the sale of 31 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $315.0 million. The net carrying value of the assets and liabilities of these facilities was $313.8 million, which resulted in an aggregate $1.2 million net gain on sale.
On February 15, 2019, we entered into a settlement agreement with Senior Care Centers in connection with the notices of default and lease termination we issued to Senior Care Centers during the third quarter of 2018. In accordance with the order entered by the bankruptcy court in March 2019, the settlement agreement provided for the discharge of our claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which was applied to pay post-petition rent. We recorded $0.5 million and $6.2 million of such post-petition rent during the three and six months ended June 30, 2019, respectively. On April 1, 2019, we completed the sale of 28 facilities (26 skilled nursing/transitional care facilities and two senior housing communities) previously operated by Senior Care Centers and received gross sales proceeds of $282.5 million. In connection with the sale, we entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. In May 2019, we transitioned eight facilities previously operated by Senior Care Centers to a current operator in the Sabra portfolio, and we expect to sell the remaining two facilities operated by Senior Care Centers. During the six months ended June 30, 2019, we recorded an impairment charge of $92.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to our estimated contractual indemnification obligations.
Holiday
On December 19, 2018, we entered into a letter of intent to terminate our triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into management agreements pursuant to which Holiday would manage the Holiday Communities. On April 1, 2019, we completed the conversion of the Holiday Communities to our Senior Housing - Managed portfolio and recognized lease termination income of $66.9 million, which includes a $57.2 million lease termination payment received in exchange for terminating the Holiday master lease and a $9.7 million gain related to the assumption of fixed assets net of liabilities.

At-The-Market Common Stock Offering Program
On February 25, 2019, we established the $500.0 million ATM Program (as defined below). During the three and six months ended June 30, 2019, we sold 11.1 million shares under the ATM Program, generating gross proceeds of $217.3 million, before $3.3 million of commissions.
Senior Unsecured Notes
On May 29, 2019, we completed an underwritten public offering of $300.0 million aggregate principal amount of 4.80% senior unsecured notes due 2024, resulting in net proceeds of $295.3 million after deducting underwriting discounts and other offering expenses.
On June 29, 2019, we redeemed all $500.0 million aggregate principal amount outstanding of the 5.5% senior unsecured notes due 2021 at a premium of 101.375%, plus accrued and unpaid interest. The redemption resulted in $10.1 million of redemption related costs and write-offs, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2018 Annual Report on Form 10-K filed with the SEC. Except for the impact of Topic 842, as discussed in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2019.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2019, our investment portfolio included 432 real estate properties held for investment, one investment in a direct financing lease, 20 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. As of June 30, 2018, our investment portfolio included 487 real estate properties held for investment, one asset held for sale, one investment in a direct financing lease, 22 investments in loans receivable, 13 preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended June 30, 2019 versus the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2019	2018
Revenues:
Rental and related revenues	$112,800	$144,229	$(31,429)	(22)%	$(18,323)	$(13,106)
Interest and other income	70,495	4,553	65,942	1,448%	(1,268)	67,210
Resident fees and services	36,071	17,530	18,541	106%	(466)	19,007
Expenses:
Depreciation and amortization	49,476	46,828	2,648	6%	(4,359)	7,007
Interest	33,608	36,757	(3,149)	(9)%	—	(3,149)
Triple-net portfolio operating expenses	6,240	—	6,240	NM	—	6,240
Senior housing - managed portfolio operating expenses	24,239	12,299	11,940	97%	(351)	12,291
General and administrative	8,059	9,383	(1,324)	(14)%	(276)	(1,048)
Provision for (recovery of) doubtful accounts, straight-line rental income and loan losses	193	(674)	867	(129)%	—	867
Impairment of real estate	2,002	881	1,121	127%	—	1,121
Other (expense) income:
Loss on extinguishment of debt	(10,119)	—	(10,119)	NM	—	(10,119)
Net gain on sales of real estate	2,755	142,903	(140,148)	(98)%	(140,148)	—
Loss from unconsolidated joint venture	(3,647)	(2,347)	(1,300)	55%	(1,690)	390
Income tax expense	(854)	(605)	(249)	41%	—	(249)

(1)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of investments/dispositions made after April 1, 2018.

(2)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 that is not a direct result of investments/dispositions made after April 1, 2018.

Rental and Related Revenues
During the three months ended June 30, 2019, we recognized $112.8 million of rental income compared to $144.2 million for the three months ended June 30, 2018. The $31.4 million net decrease in rental income is primarily related to (i) a $19.5 million decrease from properties disposed of after April 1, 2018, (ii) a $9.8 million decrease from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, (iii) a $5.2 million net decrease primarily related to lease restructurings and leases that we concluded should no longer be accounted for on an accrual basis as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”), consisting of a $3.1 million net decrease in earned cash rents and a $2.8 million net decrease in straight-line rental income, partially offset by a $0.7 million net increase in above/below market lease intangible amortization, and (iv) a $3.3 million decrease related to the 10 remaining Senior Care Centers facilities, eight of which were transitioned to a new operator. These amounts were partially offset by a $4.8 million increase related to property tax recoveries due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and an increase of $1.1 million from properties acquired after April 1, 2018. Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2019 and 2018.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended June 30, 2019, we recognized $70.5 million of interest and other income compared to $4.6 million for the three months ended June 30,

2018. The net increase of $65.9 million is primarily due to (i) $66.9 million of income related to the transition of the Holiday Communities to our Senior Housing- Managed portfolio, consisting of a $57.2 million lease termination payment and a $9.7 million gain related to the assumption of fixed assets net of liabilities and (ii) an increase of $0.5 million related to interest income from loans receivable investments made after April 1, 2018, partially offset by a decrease of $1.8 million from investments that were repaid after April 1, 2018. The remaining increase is due to income on additional fundings for loans receivable investments made before April 1, 2018.
Resident Fees and Services
During the three months ended June 30, 2019, we recognized $36.1 million of resident fees and services compared to $17.5 million for the three months ended June 30, 2018. The $18.5 million net increase is primarily related to an $18.9 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $0.5 million decrease from one Senior Housing - Managed community disposed of after April 1, 2018.
Depreciation and Amortization
During the three months ended June 30, 2019, we incurred $49.5 million of depreciation and amortization expense compared to $46.8 million for the three months ended June 30, 2018. The $2.6 million net increase in depreciation and amortization expense is primarily related to (i) a $5.7 million increase due to the acceleration of lease intangible amortization related to the transition of the 21 Holiday Communities to Senior Housing - Managed communities in April 2019, (ii) a $0.9 million increase due to the acceleration of lease intangible amortization in connection with the transition of six skilled nursing/transitional care facilities to new operators and (iii) a $0.5 million increase from properties acquired after April 1, 2018, partially offset by a $4.9 million decrease from properties disposed of after April 1, 2018.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2019, we incurred $33.6 million of interest expense compared to $36.8 million for the three months ended June 30, 2018. The $3.1 million net decrease is primarily related to (i) a $3.4 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility (as defined below) and (ii) a $1.4 million decrease in interest expense related to our secured borrowings primarily due to the repayment of five mortgage notes during 2018, which were partially offset by (i) a $1.4 million increase in interest expense related to the issuance of the 2024 Notes (as defined below), including $1.0 million of incremental interest expense related to the redemption of the 2021 Notes (as defined below) occurring after the issuance of the 2024 Notes, and (ii) a $0.3 million increase in interest expense related to our U.S. dollar term loans primarily due to an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During the three months ended June 30, 2019, we recognized $6.2 million of triple-net portfolio operating expenses, of which $4.8 million is due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense and the remaining $1.4 million is primarily due to property taxes that are not expected to be reimbursed by our tenants.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended June 30, 2019, we recognized $24.2 million of Senior Housing - Managed portfolio operating expenses compared to $12.3 million for the three months ended June 30, 2018. The $11.9 million net increase is primarily related to an $11.9 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $0.3 million decrease from one Senior Housing - Managed community disposed of after April 1, 2018.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended June 30, 2019, general and administrative expenses were $8.1 million compared to $9.4 million during the three months ended June 30, 2018. The $1.3 million net decrease is primarily related to (i) a $1.1 million decrease in legal expenses primarily due to expenses incurred during the three months ended June 30, 2018 related to the previously anticipated refinancing of certain Senior Notes (as defined below) and the recovery of previously reserved cash rental income and (ii) a $0.3 million decrease in transition expenses related to the CCP Merger. We expect expensed merger and acquisition costs to fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations.

Provision for (Recovery of) Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the three months ended June 30, 2019, we recognized a $0.2 million provision for doubtful accounts, straight-line rental income and loan losses, all of which was associated with loan loss reserves. During the three months ended June 30, 2018, we recognized a $0.7 million net recovery of doubtful accounts, straight-line rental income and loan losses, which was comprised of a $1.0 million recovery of previously reserved cash rental income, partially offset by a $0.1 million increase in reserves on straight-line rental income and a $0.2 million increase in loan loss reserves.
Impairment of Real Estate
During the three months ended June 30, 2019, we recognized $2.0 million of impairment of real estate related to four skilled nursing/transitional care facilities. During the three months ended June 30, 2018, we recognized $0.9 million of impairment of real estate related to one skilled nursing/transition care facility.
Loss on Extinguishment of Debt
During the three months ended June 30, 2019, we recognized a $10.1 million loss on extinguishment of debt in connection with the redemption of the 2021 Notes, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs. During the three months ended June 30, 2018, we did not recognize any loss on extinguishment of debt.
Net Gain on Sales of Real Estate
During the three months ended June 30, 2019, we recognized an aggregate net gain on the sales of real estate of $2.8 million related to the disposition of 28 skilled nursing/transitional care facilities and seven senior housing communities. During the three months ended June 30, 2018, we recognized an aggregate net gain on the sales of real estate of $142.9 million related to the disposition of 32 skilled nursing/transitional care facilities and four senior housing communities.
Loss from Unconsolidated Joint Venture
During the three months ended June 30, 2019, we recognized $3.6 million of loss from the Enlivant Joint Venture compared to $2.3 million for the three months ended June 30, 2018. The $1.3 million net increase is primarily related to (i) a $1.7 million net loss on the sale of two senior housing communities and (ii) a $0.5 million increase in interest expense primarily due to an increase in interest rates, partially offset by a $0.6 million increase in revenues net of operating expenses primarily due to increased occupancy and rates.
Income Tax Expense
During the three months ended June 30, 2019, we recognized $0.9 million of income tax expense compared to $0.6 million for the three months ended June 30, 2018. The increase is primarily due to the increase in Senior Housing - Managed communities.

Comparison of results of operations for the six months ended June 30, 2019 versus the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2019	2018
Revenues:
Rental and related revenues	$229,187	$288,484	$(59,297)	(21)%	$(32,748)	$(26,549)
Interest and other income	73,820	8,891	64,929	730%	(2,517)	67,446
Resident fees and services	53,132	35,023	18,109	52%	(931)	19,040
Expenses:
Depreciation and amortization	94,425	94,833	(408)	—%	(6,400)	5,992
Interest	69,926	72,575	(2,649)	(4)%	—	(2,649)
Triple-net portfolio operating expenses	11,529	—	11,529	NM	—	11,529
Senior housing - managed portfolio operating expenses	36,279	24,423	11,856	49%	(712)	12,568
General and administrative	16,243	17,580	(1,337)	(8)%	(1,575)	238
Provision for doubtful accounts, straight-line rental income and loan losses	1,400	539	861	160%	—	861
Impairment of real estate	105,136	1,413	103,723	7,341%	68,558	35,165
Other (expense) income:
Loss on extinguishment of debt	(10,119)	—	(10,119)	NM	—	(10,119)
Other (expense) income	170	2,820	(2,650)	(94)%	—	(2,650)
Net gain on sales of real estate	1,235	142,431	(141,196)	(99)%	(141,196)	—
Loss from unconsolidated joint venture	(5,030)	(1,901)	(3,129)	165%	(1,690)	(1,439)
Income tax expense	(1,466)	(1,115)	(351)	31%	—	(351)

(1)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of investments/dispositions made after January 1, 2018.

(2)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 that is not a direct result of investments/dispositions made after January 1, 2018.

Rental and Related Revenues
During the six months ended June 30, 2019, we recognized $229.2 million of rental income compared to $288.5 million for the six months ended June 30, 2018. The $59.3 million net decrease in rental income is primarily due to (i) a $36.0 million decrease from properties disposed of after January 1, 2018, (ii) a $18.5 million decrease primarily related to lease restructurings and leases that we concluded should no longer be accounted for on an accrual basis as a result of adopting Topic 842, consisting of a $9.0 million net decrease in earned cash rents, a $5.1 million net decrease in straight-line rental income and a $4.4 million net decrease primarily due to the acceleration of above/below market lease intangible amortization, (iii) a $10.9 million decrease from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019 and (iv) a $6.5 million decrease related to the 10 remaining Senior Care Centers facilities, eight of which were transitioned to a new operator. These amounts were partially offset by a $9.0 million increase related to property tax recoveries due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and an increase of $3.3 million from properties acquired after April 1, 2018. Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2019 and 2018.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the six months ended June 30,

2019, we recognized $73.8 million of interest and other income compared to $8.9 million for the six months ended June 30, 2018. The net increase of $64.9 million is primarily due to (i) $66.9 million of income related to the transition of the Holiday Communities to our Senior Housing- Managed portfolio, consisting of a $57.2 million lease termination payment and a $9.7 million gain related to the assumption of fixed assets net of liabilities and (ii) an increase of $1.0 million related to interest income from loans receivable investments made after January 1, 2018, partially offset by a decrease of $3.5 million from investments that were repaid after January 1, 2018. The remaining increase is due to income on additional fundings for loans receivable investments made before January 1, 2018.
Resident Fees and Services
During the six months ended June 30, 2019, we recognized $53.1 million of resident fees and services compared to $35.0 million for the six months ended June 30, 2018. The $18.1 million net increase is primarily due to an $18.9 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $0.9 million decrease from one Senior Housing - Managed community disposed of after January 1, 2018.
Depreciation and Amortization
During the six months ended June 30, 2019, we incurred $94.4 million of depreciation and amortization expense compared to $94.8 million for the six months ended June 30, 2018. The $0.4 million net decrease in depreciation and amortization expense is primarily due a decrease of $7.7 million from properties disposed of after January 1, 2018, partially offset by (i) a $5.7 million increase due to the acceleration of lease intangible amortization related to the transition of the 21 Holiday Communities to Senior Housing - Managed communities in April 2019, (ii) an increase of $1.3 million from other properties acquired after January 1, 2018 and (iii) a $0.9 million increase due to the acceleration of lease intangible amortization in connection with the transition of six skilled nursing/transitional care facilities to new operators.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2019, we incurred $69.9 million of interest expense compared to $72.6 million for the six months ended June 30, 2018. The $2.6 million net decrease is primarily related to (i) a $2.7 million decrease in interest expense related to our secured borrowings primarily due to the repayment of five mortgage notes during 2018 and (ii) a $2.2 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility, which were partially offset by (i) a $1.4 million increase in interest expense related to the issuance of the 2024 Notes, including $1.0 million of incremental interest expense related to the redemption of the 2021 Notes occurring after the issuance of the 2024 Notes, and (ii) a $0.9 million increase in interest expense related to our U.S. dollar term loans primarily due to an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During the six months ended June 30, 2019, we recognized $11.5 million of triple-net portfolio operating expenses, of which $9.0 million is due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and the remaining $2.5 million is primarily due to property taxes that are not expected to be reimbursed by our tenants.
Senior Housing - Managed Portfolio Operating Expenses
During the six months ended June 30, 2019, we recognized $36.3 million of operating expenses compared to $24.4 million for the six months ended June 30, 2018. The $11.9 million increase is primarily due to an $11.9 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $0.7 million decrease from one Senior Housing - Managed community disposed of after January 1, 2018.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the six months ended June 30, 2019, general and administrative expenses were $16.2 million compared to $17.6 million during the six months ended June 30, 2018. The $1.3 million net decrease is primarily related to (i) a $1.7 million decrease in legal expenses primarily due to expenses incurred during the six months ended June 30, 2018 related to the previously anticipated refinancing of certain Senior Notes, the recovery of previously reserved cash rental income and the repositioning of the CCP portfolio, (ii) a $0.8 million decrease in transition expenses related to the CCP Merger and (iii) a $0.8 million decrease in expenses incurred by our specialty valuation firm that we sold in March 2018, partially offset by a $1.8 million increase in stock-based compensation expense. The increase in stock-based compensation expense, from $3.8 million during the six months ended June 30, 2018 to $5.6 million during the six months ended June 30, 2019, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the six months ended June 30, 2019, we recognized a $1.4 million provision for doubtful accounts, straight-line rental income and loan losses, all of which was associated with loan loss reserves. During the six months ended June 30, 2018, we recognized a $0.5 million provision for doubtful accounts, straight-line rental income and loan losses, which is comprised of a $2.2 million increase in reserves on straight-line rental income and a $0.3 million increase in loan loss reserves, partially offset by a $2.0 million recovery of previously reserved cash rental income.
Impairment of Real Estate
During the six months ended June 30, 2019, we recognized $105.1 million of impairment of real estate, consisting of (i) $92.2 million related to the Senior Care Centers portfolio, including the 28 facilities sold on April 1, 2019, and which includes $10.2 million related to our estimated contractual indemnification obligations, and (ii) $12.9 million related to four additional skilled nursing/transitional care facilities. During the six months ended June 30, 2018, we recognized $1.4 million of impairment of real estate related to one senior housing community and one skilled nursing/transitional care facility. The senior housing community was sold during the six months ended June 30, 2018.
Loss on Extinguishment of Debt
During the six months ended June 30, 2019, we recognized a $10.1 million loss on extinguishment of debt in connection with the redemption of the 2021 Notes, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs. During the six months ended June 30, 2018, we did not recognize any loss on extinguishment of debt.
Other Income
During the six months ended June 30, 2019, we recognized $0.2 million of other income due to a settlement payment received related to a legacy CCP investment. During the six months ended June 30, 2018, we recognized $2.8 million of other income, which is primarily comprised of (i) a $2.0 million contingency fee related to a legacy CCP investment, (ii) $0.6 million related to cash payments received from two facilities not subject to a lease and (iii) $0.2 million related to the sale of our specialty valuation firm.
Net Gain on Sales of Real Estate
During the six months ended June 30, 2019, we recognized an aggregate net gain on the sales of real estate of $1.2 million related to the disposition of 31 skilled nursing/transitional care facilities and seven senior housing communities. During the six months ended June 30, 2018, we recognized a net gain on the sale of real estate of $142.4 million related to the disposition of 33 skilled nursing/transitional care facilities and four senior housing communities
Loss from Unconsolidated Joint Venture
During the six months ended June 30, 2019, we recognized $5.0 million of loss from the Enlivant Joint Venture compared to $1.9 million for the six months ended June 30, 2018. The $3.1 million net increase is primarily related to (i) a $1.7 million net loss on the sale of two senior housing communities, (ii) a $1.9 million increase in interest expense primarily due to an increase in interest rates and (iii) a $0.3 million increase in income tax expense, partially offset by a $1.1 million increase in revenues net of operating expenses primarily due to increased occupancy and rates.
Income Tax Expense
During the six months ended June 30, 2019, we recognized $1.5 million of income tax expense compared to $1.1 million for the six months ended June 30, 2018. The increase is primarily due to the increase in Senior Housing - Managed communities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint venture, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, straight-line rental income adjustments, amortization of above and below market lease intangibles, non-cash interest income adjustments, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2019 and 2018, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$83,677	$193,580	$5,973	$253,490
Depreciation and amortization of real estate assets	49,476	46,828	94,425	94,833
Depreciation and amortization of real estate assets related to noncontrolling interests	(39)	(40)	(79)	(80)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,347	6,163	10,663	10,715
Net gain on sales of real estate	(2,755)	(142,903)	(1,235)	(142,431)
Net loss on sales of real estate related to unconsolidated joint venture	1,690	—	1,690	—
Impairment of real estate	2,002	881	105,136	1,413

FFO attributable to common stockholders	139,398	104,509	216,573	217,940

Merger and acquisition costs	56	112	62	442
Stock-based compensation expense	2,795	2,704	5,570	3,839
Straight-line rental income adjustments	(5,242)	(12,189)	(10,710)	(23,752)
Amortization of above and below market lease intangibles, net	(1,601)	(684)	2,703	(1,368)
Non-cash interest income adjustments	(563)	(604)	(1,125)	(1,174)
Non-cash interest expense	2,762	2,516	5,323	4,997
Non-cash portion of loss on extinguishment of debt	3,224	—	3,224	—
Provision for doubtful straight-line rental income, loan losses and other reserves	193	311	1,400	2,492
Non-cash lease termination income	(9,725)	—	(9,725)	—
Other non-cash adjustments related to unconsolidated joint venture	1,031	782	2,146	1,014
Other non-cash adjustments	46	15	98	30

AFFO attributable to common stockholders	$132,374	$97,472	$215,539	$204,460

FFO attributable to common stockholders per diluted common share	$0.76	$0.58	$1.20	$1.22

AFFO attributable to common stockholders per diluted common share	$0.72	$0.54	$1.19	$1.14

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	182,254,100	178,684,024	180,637,059	178,600,789

AFFO attributable to common stockholders	183,007,434	179,226,155	181,457,685	179,215,960

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Reduction of revenues related to above/below market lease intangible write-offs (1)	$—	$—	$—	$—	$—	$—	$5.9	$—	$5.9	$—	$—	$—
Lease termination income (2)	66.9	—	66.9	—	57.2	—	66.9	—	66.9	—	57.2	—
Income on repayment of loan (2)	—	0.9	—	0.9	—	0.9	—	0.9	—	0.9	—	0.9
Incremental interest expense related to the redemption of the 2021 Notes	1.0	—	1.0	—	1.0	—	1.0	—	1.0	—	1.0	—
Previously anticipated Senior Notes refinancing expenses (3)	—	0.6	—	0.6	—	0.6	—	0.6	—	0.6	—	0.6
CCP transition expenses (3)	—	0.3	—	0.3	—	0.3	0.1	0.9	0.1	0.9	0.1	0.9
Legal fees related to the recovery of previously reserved cash rental income (3)	—	0.3	—	0.3	—	0.3	—	0.6	—	0.6	—	0.6
Merger and acquisition costs (3)	0.1	0.1	0.1	0.1	—	—	0.1	0.4	0.1	0.4	—	—
Provision for (recovery of) doubtful accounts	0.2	(0.7)	0.2	(0.7)	—	(1.0)	1.4	0.5	1.4	0.5	—	(2.0)
Loss on extinguishment of debt	(10.1)	—	(10.1)	—	(6.9)	—	(10.1)	—	(10.1)	—	(6.9)	—
Other income	—	—	—	—	—	—	0.2	2.8	0.2	2.8	0.2	2.8
Deferred income tax expense (4)	0.6	0.6	0.6	0.6	—	—	1.1	1.1	1.1	1.1	—	—
Preferred stock redemption charge (5)	—	5.5	—	5.5	—	5.5	—	5.5	—	5.5	—	5.5

(1)	Reflected in rental and related revenues on the accompanying condensed consolidated statements of income.

(2)	Reflected in interest and other income on the accompanying condensed consolidated statements of income.

(3)	Reflected in general and administrative expenses on the accompanying condensed consolidated statements of income.

(4)	Reflected in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income.

(5)	Reflected in preferred stock dividends on the accompanying condensed consolidated statements of income.
Liquidity and Capital Resources
As of June 30, 2019, we had approximately $772.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $47.4 million (excluding joint venture cash and cash equivalents), and available borrowings under our Revolving Credit Facility of $725.0 million. The Credit Facility also contains an accordion feature that can increase the total available borrowings to $2.5 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
In addition, subsequent to June 30, 2019, we obtained commitments for an amended and restated credit facility that we expect will close in August 2019. The amended and restated credit facility is expected to extend the maturities in the current Credit Facility (from August 2021 for the Revolving Credit Facility to August 2023, and from various maturities through August 2022 for the Term Loans to various maturities through August 2024), to decrease interest rates (by 15 basis points on the Revolving Credit Facility and by 20 basis points on the Term Loans), and to contain an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions. There can be no assurances that the amended and restated credit facility will be entered into on the foregoing terms or timing or at all.
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
On February 25, 2019, we entered into an equity distribution agreement (the “Distribution Agreement”) with a consortium of banks acting as sales agents (the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $500.0 million from time to time through the Sales Agents (the “ATM Program”). During the three and six months ended June 30, 2019, we sold 11.1 million shares under the ATM Program, generating gross proceeds of $217.3 million, before $3.3 million of commissions. As of June 30, 2019, we had $282.7 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.

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
Cash Flows from Operating Activities
Net cash provided by operating activities was $191.9 million for the six months ended June 30, 2019. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. In addition, net cash provided by operating activities for the six months ended June 30, 2019 includes a $57.2 million lease termination payment in connection with the transition of the Holiday Communities to our Senior Housing - Managed portfolio. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the six months ended June 30, 2019, net cash provided by investing activities was $317.9 million and consisted of $322.7 million in sales proceeds related to the disposition of 38 real estate facilities, $10.1 million in repayments of loans receivable and $2.5 million in repayments of preferred equity investments, partially offset by $8.8 million used to provide additional funding for existing loans receivable and $8.6 million used for tenant improvements.
We expect to continue using available liquidity and proceeds from sales of our common stock under the ATM Program to fund anticipated future real estate investments, loan originations, preferred equity investments and capital expenditures.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities was $512.2 million and included the redemption of $500.0 million aggregate principal amount of outstanding 2021 Notes, $161.7 million of dividends paid to stockholders, $6.9 million of payments related to extinguishment of debt, $4.4 million of payments of deferred financing costs and $1.7 million of principal repayments on secured debt, partially offset by $300.0 million of gross proceeds from the issuance of the 2024 Notes and $211.6 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to establishing the ATM Program. In addition, during the six months ended June 30, 2019, we repaid a net amount of $349.0 million on our Revolving Credit Facility.
Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Loan Agreements
2021 Notes. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (the “Issuers”), issued $350.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “Original 2021 Notes”), providing net proceeds of approximately $340.8 million after deducting underwriting discounts and other offering expenses. On October 10, 2014, the Issuers issued an additional $150.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (together with the Original 2021 Notes, the “2021 Notes”), providing net proceeds of approximately $145.6 million (not including pre-issuance accrued interest), after deducting underwriting discounts and other offering expenses. On June 29, 2019, we redeemed the 2021 Notes at a premium of 101.375%, plus accrued and unpaid interest. The redemption resulted in $10.1 million of redemption related costs and write-offs.
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes”), providing net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses.

2024 Notes. On May 29, 2019, the Issuers issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of approximately $295.3 million after deducting underwriting discounts and other offering expenses.
2026 and 2027 Notes. In connection with the CCP Merger, on August 17, 2017, Sabra assumed $500 million aggregate principal amount of 5.125% senior notes due 2026 (the “2026 Notes”) and $100 million aggregate principal amount of 5.38% senior notes due 2027 (the “2027 Notes” and, together with the 2023 Notes, the 2024 Notes and the 2026 Notes, the “Senior Notes”).
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2019, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Facility, including information regarding covenants contained in the Credit Facility. As of June 30, 2019, we were in compliance with all applicable covenants under the Credit Facility.
Secured Indebtedness
Of our 432 properties held for investment, 16 are subject to secured indebtedness to third parties that, as of June 30, 2019, totaled approximately $116.4 million. As of June 30, 2019 and December 31, 2018, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Effective Interest Rate at June 30, 2019 (2)	Maturity Date
Fixed Rate	$116,421	$117,464	3.67%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average effective interest rate includes private mortgage insurance.
Capital Expenditures
We had $8.6 million and $16.8 million of capital expenditures for the six months ended June 30, 2019 and 2018, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will not exceed $64.0 million, and that such expenditures will principally be for improvements to our facilities and result in incremental rental income.
Dividends
We paid dividends of $161.7 million on our common stock during the six months ended June 30, 2019. On August 7, 2019, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on August 30, 2019 to common stockholders of record as of August 20, 2019.

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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 432 real estate properties held for investment as of June 30, 2019 is diversified by location across the United States and Canada.
For the three and six months ended June 30, 2019, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the six months ended June 30, 2019 (excluding the one-time lease termination income of $66.9 million), 56.8% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
On July 30, 2019, CMS released final fiscal year 2020 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.4% over fiscal year 2019 payments (comprised of a market basket increase of 2.8% less the productivity adjustment of 0.4%). The new payment rates become effective on October 1, 2019.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of June 30, 2019 (in thousands):

		July 1 through December 31, 2019		Year Ending December 31,
	Total		2020	2021	2022	2023	After 2023
Secured indebtedness (1)	$165,694	$3,650	$7,301	$22,388	$6,154	$6,154	$120,047
Revolving Credit Facility (2)	302,144	6,411	12,753	282,980	—	—	—
Term Loans (3)	1,303,324	17,804	233,427	32,706	1,019,387	—	—
Senior Notes (4)	1,457,548	28,198	56,155	56,155	56,155	250,780	1,010,105
Operating leases	3,076	197	426	445	467	507	1,034
Total	$3,231,786	$56,260	$310,062	$394,674	$1,082,163	$257,441	$1,131,186

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $49.3 million which is attributable to fixed rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $27.1 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $107.8 million.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $357.5 million.
In addition to the above, as of June 30, 2019, we have committed to provide up to $3.3 million of future funding related to three loans receivable investments with maturity dates ranging from December 2021 to December 2022.
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
Interest rate risk. As of June 30, 2019, our indebtedness included $1.1 billion aggregate principal amount of Senior Notes outstanding, $116.4 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $275.0 million outstanding under the Revolving Credit Facility. As of June 30, 2019, we had $1.5 billion of outstanding variable rate indebtedness and $725.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of June 30, 2019, our share of unconsolidated joint venture debt was $373.7 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of June 30, 2019, we had 10 interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. As of June 30, 2019, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate swap derivative instruments, income would decrease by $7.1 million or increase by $9.0 million, respectively, for the twelve months following June 30, 2019.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $146.6 million and cross currency swap instruments. Based on our operating results for the three months ended June 30, 2019, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2019, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2018 Annual Report on Form 10-K, as updated by the risk factor set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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

4.1
Eighth Supplemental Indenture, dated May 29, 2019, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 29, 2019).

10.1
Second Amendment, dated as of May 10, 2019, to the Fourth Amended and Restated Credit Agreement, dated as of August 17, 2017, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as a guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on May 13, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Ex.	Description

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: August 7, 2019	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)