Form 10-Q
period 2019-09-30
Sabra Health Care REIT, Inc.
filed 2019-10-30
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2019, there were 193,696,901 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $502,777 and $402,338 as of September 30, 2019 and December 31, 2018, respectively	$5,344,997	$5,853,545
Loans receivable and other investments, net	108,242	113,722
Investment in unconsolidated joint venture	324,324	340,120
Cash and cash equivalents	29,431	50,230
Restricted cash	10,231	9,428
Lease intangible assets, net	104,977	131,097
Accounts receivable, prepaid expenses and other assets, net	145,801	167,161
Total assets	$6,068,003	$6,665,303

Liabilities
Secured debt, net	$113,644	$115,679
Revolving credit facility	200,000	624,000
Term loans, net	1,182,983	1,184,930
Senior unsecured notes, net	1,106,484	1,307,394
Accounts payable and accrued liabilities	109,401	94,827
Lease intangible liabilities, net	73,074	83,726
Total liabilities	2,785,586	3,410,556

Commitments and contingencies (Note 13)

Equity
Common stock, $.01 par value; 250,000,000 shares authorized, 193,696,901 and 178,306,528 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,937	1,783
Additional paid-in capital	3,823,584	3,507,925
Cumulative distributions in excess of net income	(523,709)	(271,595)
Accumulated other comprehensive (loss) income	(19,395)	12,301
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,282,417	3,250,414
Noncontrolling interests	—	4,333
Total equity	3,282,417	3,254,747
Total liabilities and equity	$6,068,003	$6,665,303

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and related revenues	$110,104	$130,467	$339,291	$418,951
Interest and other income	3,325	3,932	77,145	12,823
Resident fees and services	36,405	17,403	89,537	52,426

Total revenues	149,834	151,802	505,973	484,200

Expenses:
Depreciation and amortization	43,092	48,468	137,517	143,301
Interest	29,255	37,305	99,181	109,880
Triple-net portfolio operating expenses	5,611	—	17,140	—
Senior housing - managed portfolio operating expenses	23,979	12,611	60,258	37,034
General and administrative	8,709	8,173	24,952	25,753
Provision for doubtful accounts, straight-line rental income and loan losses	57	8,910	1,457	9,449
Impairment of real estate	13,966	—	119,102	1,413

Total expenses	124,669	115,467	459,607	326,830

Other income (expense):
Loss on extinguishment of debt	(644)	—	(10,763)	—
Other income	215	1,336	385	4,156
Net (loss) gain on sales of real estate	(19)	14	1,216	142,445

Total other income (expense)	(448)	1,350	(9,162)	146,601

Income before loss from unconsolidated joint venture and income tax expense	24,717	37,685	37,204	303,971

Loss from unconsolidated joint venture	(605)	(1,725)	(5,635)	(3,626)
Income tax expense	(826)	(732)	(2,292)	(1,847)

Net income	23,286	35,228	29,277	298,498

Net income attributable to noncontrolling interests	(4)	(10)	(22)	(22)

Net income attributable to Sabra Health Care REIT, Inc.	23,282	35,218	29,255	298,476

Preferred stock dividends	—	—	—	(9,768)

Net income attributable to common stockholders	$23,282	$35,218	$29,255	$288,708

Net income attributable to common stockholders, per:

Basic common share	$0.12	$0.20	$0.16	$1.62

Diluted common share	$0.12	$0.20	$0.16	$1.62

Weighted-average number of common shares outstanding, basic	190,650,400	178,317,769	183,578,254	178,309,127

Weighted-average number of common shares outstanding, diluted	191,952,389	178,941,213	184,698,411	178,729,853

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$23,286	$35,228	$29,277	$298,498
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	917	(65)	924	(178)
Unrealized (loss) gain on cash flow hedges	(9,376)	2,010	(32,620)	15,246

Total other comprehensive (loss) income	(8,459)	1,945	(31,696)	15,068

Comprehensive income	14,827	37,173	(2,419)	313,566

Comprehensive income attributable to noncontrolling interests	(4)	(10)	(22)	(22)

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$14,823	$37,163	$(2,441)	$313,544

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2018	—	$—	178,283,590	$1,783	$3,502,954	$(125,606)	$24,412	$3,403,543	$4,382	$3,407,925
Net income	—	—	—	—	—	35,218	—	35,218	10	35,228
Other comprehensive income	—	—	—	—	—	—	1,945	1,945	—	1,945
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35)	(35)
Amortization of stock-based compensation	—	—	—	—	2,923	—	—	2,923	—	2,923
Common stock issuance, net	—	—	1,385	—	—	—	—	—	—	—
Common dividends ($0.45 per share)	—	—	—	—	—	(80,728)	—	(80,728)	—	(80,728)
Balance, September 30, 2018	—	$—	178,284,975	$1,783	$3,505,877	$(171,116)	$26,357	$3,362,901	$4,357	$3,367,258

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2019	—	$—	189,515,024	$1,895	$3,725,971	$(460,832)	$(10,936)	$3,256,098	$4,278	$3,260,376
Net income	—	—	—	—	—	23,282	—	23,282	4	23,286
Other comprehensive loss	—	—	—	—	—	—	(8,459)	(8,459)	—	(8,459)
Buyout of noncontrolling interests	—	—	—	—	4,039	—	—	4,039	(4,239)	(200)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(43)	(43)
Amortization of stock-based compensation	—	—	—	—	3,930	—	—	3,930	—	3,930
Common stock issuance, net	—	—	4,181,877	42	89,644	—	—	89,686	—	89,686
Common dividends ($0.45 per share)	—	—	—	—	—	(86,159)	—	(86,159)	—	(86,159)
Balance, September 30, 2019	—	$—	193,696,901	$1,937	$3,823,584	$(523,709)	$(19,395)	$3,282,417	$—	$3,282,417

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	298,476	—	298,476	22	298,498
Other comprehensive income	—	—	—	—	—	—	14,273	14,273	—	14,273
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(107)	(107)
Amortization of stock-based compensation	—	—	—	—	7,357	—	—	7,357	—	7,357
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	29,132	—	(202)	—	—	(202)	—	(202)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($1.35 per share)	—	—	—	—	—	(241,793)	—	(241,793)	—	(241,793)
Balance, September 30, 2018	—	$—	178,284,975	$1,783	$3,505,877	$(171,116)	$26,357	$3,362,901	$4,357	$3,367,258

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	—	$—	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
Cumulative effect of Topic 842 adoption	—	—	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net income	—	—	—	—	—	29,255	—	29,255	22	29,277
Other comprehensive loss	—	—	—	—	—	—	(31,696)	(31,696)	—	(31,696)
Buyout of noncontrolling interests	—	—	—	—	4,039	—	—	4,039	(4,239)	(200)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(116)	(116)
Amortization of stock-based compensation	—	—	—	—	10,474	—	—	10,474	—	10,474
Common stock issuance, net	—	—	15,390,373	154	301,146	—	—	301,300	—	301,300
Common dividends ($1.35 per share)	—	—	—	—	—	(248,867)	—	(248,867)	—	(248,867)
Balance, September 30, 2019	—	$—	193,696,901	$1,937	$3,823,584	$(523,709)	$(19,395)	$3,282,417	$—	$3,282,417

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$29,277	$298,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,517	143,301
Amortization of above and below market lease intangibles, net	1,102	4,193
Non-cash interest income adjustments	(1,680)	(1,722)
Non-cash interest expense	7,846	7,548
Stock-based compensation expense	8,829	6,275
Non-cash lease termination income	(9,725)	—
Loss on extinguishment of debt	10,763	—
Straight-line rental income adjustments	(14,067)	(34,404)
Provision for doubtful accounts, straight-line rental income and loan losses	1,457	9,449
Net gain on sales of real estate	(1,216)	(142,445)
Impairment of real estate	119,102	1,413
Loss from unconsolidated joint venture	5,635	3,626
Distributions of earnings from unconsolidated joint venture	10,162	6,494
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(7,252)	(4,031)
Accounts payable and accrued liabilities	(20,769)	(15,171)
Net cash provided by operating activities	276,981	283,024
Cash flows from investing activities:
Acquisition of real estate	(14,977)	(239,001)
Origination and fundings of loans receivable	(9,441)	(41,448)
Origination and fundings of preferred equity investments	—	(5,285)
Additions to real estate	(15,985)	(21,695)
Repayments of loans receivable	13,761	48,282
Repayments of preferred equity investments	3,672	6,491
Investment in unconsolidated joint venture	—	(354,461)
Net proceeds from the sales of real estate	321,715	290,864
Buyout of noncontrolling interests	(200)	—
Net cash provided by (used in) investing activities	298,545	(316,253)
Cash flows from financing activities:
Net repayments of revolving credit facility	(424,000)	(22,000)
Proceeds from issuance of senior unsecured notes	297,039	—
Principal payments on senior unsecured notes	(500,000)	—
Principal payments on secured debt	(2,566)	(3,202)
Payments of deferred financing costs	(14,001)	(12)
Payments related to extinguishment of debt	(6,897)	—
Distributions to noncontrolling interests	(116)	(107)
Preferred stock redemption	—	(143,750)
Issuance of common stock, net	302,030	(499)
Dividends paid on common and preferred stock	(247,222)	(244,978)
Net cash used in financing activities	(595,733)	(414,548)
Net decrease in cash, cash equivalents and restricted cash	(20,207)	(447,777)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	211	(156)
Cash, cash equivalents and restricted cash, beginning of period	59,658	587,449
Cash, cash equivalents and restricted cash, end of period	$39,662	$139,516
Supplemental disclosure of cash flow information:
Interest paid	$100,230	$111,519
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2019 and December 31, 2018 and for the three and nine month periods ended September 30, 2019 and 2018. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of September 30, 2019, the Company determined that it was not the primarily beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2019, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2019, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owned 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. During the nine months ended September 30, 2019, the Enlivant Joint Venture sold two senior housing communities for gross proceeds of $6.3 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $1.7 million. As of September 30, 2019, the book value of the Company’s investment in the Enlivant Joint Venture was $324.3 million.
Net Investment in Direct Financing Lease
As of September 30, 2019, the Company had a $23.8 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the total undiscounted rental payments of $4.4 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $5.3 million as of September 30, 2019. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at September 30, 2019 were as follows: $0.6 million for the remainder of 2019; $2.3 million for 2020; and $2.1 million for 2021.
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
Additionally, the Company has elected a practical expedient not to separate lease and nonlease components (such as services rendered), which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. As a result of electing this practical expedient, the Company, beginning January 1, 2019, recognizes revenue from its leased skilled nursing/transitional care facilities, senior housing communities, and specialty hospitals and other facilities under Topic 842 and recognizes revenue from its Senior Housing - Managed communities under the Revenue ASUs (codified under Topic 606). Upon adoption of Topic 842, the Company recognized its operating leases for which it is the lessee, mainly its corporate office lease and ground leases, on its consolidated balance sheets, as a lease liability of $10.0 million, included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, and a corresponding right-of-use asset, included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of September 30, 2019, the balances of the lease liability and the corresponding right-of-use asset were $9.8 million and $9.4 million, respectively.

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
Furthermore, Topic 842 requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties. In contrast, lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized $4.0 million and $13.0 million of variable lease revenue and the associated expense during the three and nine months ended September 30, 2019, respectively.
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

3.     RECENT REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2019, the Company acquired two specialty hospitals/other facilities. During the nine months ended September 30, 2018, the Company acquired 11 Senior Housing - Managed communities, seven senior housing communities and two skilled nursing/transitional care facilities. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Land	$2,040	$28,089
Building and improvements	12,652	208,678
Tenant origination and absorption costs intangible assets	234	1,669
Tenant relationship intangible assets	51	565

Total consideration	$14,977	$239,001

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of 15 years and 25 years, respectively, for acquisitions completed during the nine months ended September 30, 2019, and 13 years and 22 years, respectively, for the acquisitions completed during the nine months ended September 30, 2018.
For each of the three and nine months ended September 30, 2019, the Company recognized $0.2 million of total revenues and $0.2 million of net income attributable to common stockholders from the facilities acquired during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company recognized $11.2 million and $31.5 million of total revenues, respectively, and $3.2 million and $9.3 million of net income attributable to common stockholders, respectively, from the facilities acquired during the nine months ended September 30, 2018.

4.    REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	304	33,879	$3,711,702	$(285,138)	$3,426,564
Senior Housing - Leased (1)	62	4,011	636,273	(72,716)	563,557
Senior Housing - Managed (1)	44	4,470	863,130	(101,426)	761,704
Specialty Hospitals and Other	24	1,193	635,928	(43,146)	592,782
	434	43,553	5,847,033	(502,426)	5,344,607
Corporate Level			741	(351)	390
			$5,847,774	$(502,777)	$5,344,997

As of December 31, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	335	37,628	$4,094,484	$(224,942)	$3,869,542
Senior Housing - Leased (1)	90	7,332	1,237,790	(125,902)	1,111,888
Senior Housing - Managed (1)	23	1,603	301,739	(19,537)	282,202
Specialty Hospitals and Other	22	1,085	621,236	(31,640)	589,596
	470	47,648	6,255,249	(402,021)	5,853,228
Corporate Level			634	(317)	317
			$6,255,883	$(402,338)	$5,853,545
(1) During the nine months ended September 30, 2019, the Company transitioned 21 senior housing communities to its Senior Housing - Managed portfolio.

	September 30, 2019	December 31, 2018
Building and improvements	$5,018,346	$5,388,102
Furniture and equipment	235,762	237,145
Land improvements	1,415	1,254
Land	592,251	629,382
	5,847,774	6,255,883
Accumulated depreciation	(502,777)	(402,338)
	$5,344,997	$5,853,545

Operating Leases
As of September 30, 2019, the substantial majority of the Company’s real estate properties (excluding 44 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of September 30, 2019, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $7.9 million and $12.4 million as of September 30, 2019 and December 31, 2018, respectively, and letters of credit deposited with the Company totaled approximately $83 million and $98 million as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company’s tenants have deposited with the Company $14.1 million and $17.5 million as of September 30, 2019 and December 31, 2018, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations.
On February 15, 2019, the Company entered into a settlement agreement with Senior Care Centers in connection with the notices of default and lease termination issued by the Company to Senior Care Centers during the third quarter of 2018. In accordance with the order entered by the bankruptcy court in March 2019, the settlement agreement provided for the discharge by the Company of its claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which was applied to pay post-petition rent. The Company recorded $6.2 million of such post-petition rent during the nine months ended September 30, 2019. On April 1, 2019, the Company completed the sale of 28 facilities (26 skilled nursing/transitional care facilities and two senior housing communities) previously operated by Senior Care Centers and received gross sales proceeds of $282.5 million. In connection with the sale, the Company entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. In May 2019, the Company transitioned eight facilities previously operated by Senior Care Centers to a current operator in the Sabra portfolio, and the Company expects to sell the remaining two facilities previously operated by Senior Care Centers. During the nine months ended September 30, 2019, the Company recorded an impairment charge of $95.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to the Company’s estimated contractual indemnification obligations.
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
For the three and nine months ended September 30, 2019, no tenant relationship represented 10% or more of the Company’s total revenues.
The future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):
As of September 30, 2019

October 1 through December 31, 2019	$109,663
2020	425,610
2021	422,465
2022	398,608
2023	381,472
Thereafter	2,023,764
$3,761,582

As of December 31, 2018

2019	$465,766
2020	456,207
2021	452,346
2022	454,216
2023	437,277
Thereafter	2,407,064
$4,672,876

Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2019
Impairment of Real Estate
During the nine months ended September 30, 2019, the Company recognized a $119.1 million real estate impairment, of which amount $95.2 million related to the 28 Senior Care Centers facilities sold on April 1, 2019 and three additional Senior Care Centers facilities, and the remaining $23.9 million related to five vacant skilled nursing/transitional care facilities and four senior housing communities.
Dispositions
During the nine months ended September 30, 2019, the Company completed the sale of 31 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $315.0 million. The net carrying value of the assets and liabilities of these facilities was $313.8 million, which resulted in an aggregate $1.2 million net gain on sale.
Excluding the net gain on sale and real estate impairment, the Company recognized $2.8 million and $22.3 million of net income during the nine months ended September 30, 2019 and 2018, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
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
Excluding the net gain on sale and real estate impairment, the Company recognized $12.5 million and $24.9 million of net income during the nine months ended September 30, 2018 and 2017 from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2019 and December 31, 2018, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						September 30, 2019
Investment	Quantity as of September 30, 2019	Property Type	Principal Balance as of September 30, 2019 (1)	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of September 30, 2019
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$18,577	10.0%	10.0%	01/31/27
Construction	2	Senior Housing	5,884	5,935	4,629	8.0%	7.7%	10/14/19- 09/30/22
Mezzanine	—	Skilled Nursing	—	—	2,188	N/A	N/A	N/A
Other	17	Multiple	43,602	39,673	45,324	6.7%	7.1%	09/23/19- 08/31/28

	20		68,486	64,608	70,718	7.7%	8.0%

Loan loss reserve			—	(783)	(1,258)

			$68,486	$63,825	$69,460
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	44,005	44,417	44,262	12.0%	12.0%	N/A

Total	29		$112,491	$108,242	$113,722	9.4%	9.6%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of September 30, 2019 and December 31, 2018, the Company had six and seven loans receivable investments, respectively, with an aggregate principal balance of $2.8 million and $27.7 million, respectively, that were considered to have deteriorated credit quality. As of September 30, 2019 and December 31, 2018, the book value of the outstanding loans with deteriorated credit quality was $1.2 million and $4.2 million, respectively. During the nine months ended September 30, 2019, one loan with deteriorated credit quality was repaid.
The following table presents changes in the accretable yield for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accretable yield, beginning of period	$112	$1,081	$449	$2,483
Accretion recognized in earnings	(53)	(348)	(357)	(2,477)
Reduction due to payoff	—	—	(33)	—
Net reclassification from nonaccretable difference	—	—	—	727
Accretable yield, end of period	$59	$733	$59	$733

During the three months ended September 30, 2019, the Company recorded no provision for specific loan losses, and during the nine months ended September 30, 2019, the Company recorded a $1.2 million provision for specific loan losses. During the three and nine months ended September 30, 2019, the Company increased its portfolio-based loan loss reserve by $0.1 million and $0.2 million, respectively.
As of September 30, 2019, the Company had no specific loan loss reserve and a $0.8 million portfolio-based loan loss reserve. As of September 30, 2019, the Company did not consider any loans receivable investments to be impaired. As of September 30, 2019, two loans receivable investments with no book value were on nonaccrual status. As of September 30, 2019, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
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

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Interest Rate at September 30, 2019 (2)	Maturity Date
Fixed Rate	$115,370	$117,464	3.67%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2019 (1)	December 31, 2018 (1)

5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$—	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	200,000	200,000
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	300,000	—
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
		$1,100,000	$1,300,000

(1)
Principal balance does not include premium, net of $13.2 million and deferred financing costs, net of $6.7 million as of September 30, 2019 and does not include premium, net of $14.5 million and deferred financing costs, net of $7.1 million as of December 31, 2018.

The 2023 Notes were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”). The 2023 Notes accrue interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year. As discussed below, the 2023 Notes were redeemed in full on October 27, 2019.
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
Additionally, on May 29, 2019, the Issuers issued a notice of redemption for all $500.0 million aggregate principal amount outstanding of the 2021 Notes. On June 29, 2019, the Issuers redeemed the 2021 Notes at a cash redemption price of 101.375% of the principal amount being redeemed, plus accrued and unpaid interest. The redemption resulted in $10.1 million of redemption related costs and write-offs for the nine months ended September 30, 2019, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying condensed consolidated statements of income.
On October 7, 2019, the Issuers completed an underwritten public offering of $350.0 million aggregate principal amount of 3.90% senior unsecured notes due 2029 (the “2029 Notes”). The net proceeds were $340.5 million after deducting underwriting discounts and other offering expenses. A portion of the net proceeds was used to redeem all of the 2023 Notes as discussed below, and the remaining net proceeds were used to repay borrowings outstanding on the Revolving Credit Facility. The 2029 Notes accrue interest at a rate of 3.90% per annum payable semiannually on April 15 and October 15 of each year. The 2029 Notes are redeemable at the option of the Issuers, in whole or in part at any time and from time to time, prior to July 15, 2029, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. The Issuers may also redeem the 2029 Notes on or after July 15, 2029, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date. Assuming the 2029 Notes are not redeemed, the 2029 Notes mature on October 15, 2029.
On September 27, 2019, the Issuers issued a notice of redemption for all $200.0 million aggregate principal amount outstanding of the 2023 Notes. On October 27, 2019, the Issuers redeemed the 2023 Notes at a cash redemption price of 101.792% of the principal amount being redeemed, plus accrued and unpaid interest. As a result of the redemption, the Company recognized $5.6 million of redemption related costs and write-offs, consisting of $3.6 million in payments made to noteholders and legal fees for early redemption and $2.0 million of write-offs associated with unamortized deferred financing costs, subsequent to September 30, 2019.
The 2026 Notes and the 2027 Notes were assumed as a result of the CCP Merger and accrue interest at a rate of 5.125% and 5.38%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
As of September 30, 2019, the obligations under the 2023 Notes, 2024 Notes and 2027 Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and certain subsidiaries of Sabra, and as of the issuance of the 2029 Notes on October 7, 2019, the 2029 Notes were fully and unconditionally guaranteed on an unsecured basis by Sabra; provided, however, that such guarantees were subject to release under certain customary circumstances. Upon redemption of the 2023 Notes on October 27, 2019, Sabra Capital Corporation’s obligations as a co-issuer under the 2024 Notes and the 2029 Notes were automatically released and discharged. In addition, following the redemption of the 2023 Notes, substantially all of the subsidiary guarantors under the 2024 Notes and the 2027 Notes were released; the 2024 Notes and 2027 Notes remain fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2026 Notes and 2029 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances. See Note 12, “Summarized Condensed Consolidating Information” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2023 Notes, 2024 Notes, 2026 Notes and 2027 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On August 17, 2017, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit agreement (the “Prior Credit Agreement”).
The Prior Credit Agreement included a $1.0 billion revolving credit facility (the “Prior Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Prior Term Loans”). Further, up to $175.0 million of the Prior Revolving Credit Facility could be used for borrowings in certain foreign currencies. The Prior Credit Agreement also contained an accordion feature that allowed for an increase in the total available borrowings to $2.5 billion, subject to terms and conditions.
The Prior Revolving Credit Facility had a maturity date of August 17, 2021, and included two six-month extension options. $200.0 million of the U.S. dollar Prior Term Loans had a maturity date of August 17, 2020, and the other Prior Term Loans had a maturity date of August 17, 2022.

Borrowings under the Prior Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). On August 17, 2017, Sabra’s ratings met the Investment Grade Ratings Criteria (as defined in the Prior Credit Agreement), and Sabra elected to use the ratings-based applicable interest margin for borrowings which varied based on the Debt Ratings, as defined in the Prior Credit Agreement, and ranged from 0.875% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. In addition, the Operating Partnership paid a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Prior Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Prior Term Loans bore interest on the outstanding principal amount at a rate equal to an applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings varied based on the Debt Ratings, as defined in the Prior Credit Agreement, and ranged from 0.90% to 1.90% per annum for LIBOR based borrowings and 0.00% to 0.90% per annum for borrowings at the Base Rate. The Canadian dollar Prior Term Loan bore interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranged from 0.90% to 1.90% depending on the Debt Ratings.
On September 9, 2019, the Borrowers, Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Prior Credit Agreement. The Company recognized a $0.6 million loss on extinguishment of debt related to write-offs of unamortized deferred financing costs in connection with amending and restating the Prior Credit Agreement during the three and nine months ended September 30, 2019.
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $250.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2022, $350.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
As of September 30, 2019, there was $200.0 million outstanding under the Revolving Credit Facility and $800.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of September 30, 2019, the interest rate on the Revolving Credit Facility was 3.17%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to CDOR plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings.
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

As of September 30, 2019, the obligations of the Borrowers under the Credit Agreement were guaranteed by Sabra and certain subsidiaries of Sabra. Following the redemption of the 2023 Notes on October 27, 2019, substantially all of the subsidiary guarantors under the Credit Agreement were released; the Credit Agreement remains fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $29.3 million and $99.2 million during the three and nine months ended September 30, 2019, respectively, and $37.3 million and $109.9 million during the three and nine months ended September 30, 2018, respectively. Interest expense includes non-cash interest expense of $2.5 million and $7.8 million for the three and nine months ended September 30, 2019, respectively, and $2.6 million and $7.5 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had $15.1 million and $24.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2019 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
October 1 through December 31, 2019	$869	$—	$—	$—	$869
2020	3,545	—	—	—	3,545
2021	18,573	—	—	—	18,573
2022	3,185	—	250,000	—	253,185
2023	3,282	200,000	350,000	200,000	753,282
Thereafter	85,916	—	594,400	900,000	1,580,316
Total Debt	115,370	200,000	1,194,400	1,100,000	2,609,770
Premium, net	—	—	—	13,188	13,188
Deferred financing costs, net	(1,726)	—	(11,417)	(6,704)	(19,847)
Total Debt, Net	$113,644	$200,000	$1,182,983	$1,106,484	$2,603,111

(1)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of September 30, 2019, approximately $1.4 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,490,000	$1,045,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$54,676	$55,401

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$1,624	$899

(1) Balance includes four forward starting interest rate swaps and one forward starting interest rate collar with an effective date of August 2020 and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021 that were entered into as of September 30, 2019. The forward starting interest rate swaps and forward starting interest rate collars have an aggregate initial notional amount of $645.0 million accreting to $845.0 million in January 2023.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2019 and December 31, 2018 (dollars in thousands):

		Count as of September 30, 2019	Fair Value		Maturity Dates
Type	Designation		September 30, 2019	December 31, 2018		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	7	$4,617	$25,184	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	4,068	4,160	2025	Accounts receivable, prepaid expenses and other assets, net
			$8,685	$29,344

Liabilities:
Interest rate swaps	Cash flow	3	$367	$—	2023	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	6	6,267	4,529	2024	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	2	844	—	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	94,400	91,700	2024	Term loans, net
			$101,878	$96,229

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Income Statement Location

Cash Flow Hedges:
Interest rate products	$(8,196)	$2,954	$(27,933)	$16,091	Interest expense
Net Investment Hedges:
Foreign currency products	1,273	(688)	(3)	817	N/A
CAD term loan	1,088	(1,725)	(2,700)	2,700	N/A

	$(5,835)	$541	$(30,636)	$19,608

	Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Income Statement Location

Cash Flow Hedges:
Interest rate products	$1,173	$1,001	$4,781	$1,584	Interest expense

The gain in the table above related to interest rate products was reclassified from accumulated other comprehensive income into interest expense. Interest expense totaled $29.3 million and $99.2 million for the three and nine months ended September 30, 2019, respectively, and $37.3 million and $109.9 million for the three and nine months ended September 30, 2018, respectively.
During the three and nine months ended September 30, 2019 and 2018, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2019, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $118,000 and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2019, the Company recorded $38,000 and $31,000, respectively, of other income related to this portion of the derivative not designated as a hedging instrument. During each of the three and nine months ended September 30, 2018, the Company recorded $11,000 of other expense related to a portion of a cross currency interest rate swap not designated as a hedging instrument.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$8,684	$—	$8,684	$(4,106)	$—	$4,578
Offsetting Liabilities:
Derivatives	$7,478	$—	$7,478	$(4,106)	$—	$3,372

	As of December 31, 2018
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$29,344	$—	$29,344	$(2,069)	$—	$27,275
Offsetting Liabilities:
Derivatives	$4,529	$—	$4,529	$(2,069)	$—	$2,460

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.6 million. As of September 30, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $3.4 million.

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
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and the Credit Agreement are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2019			December 31, 2018
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$68,486	$63,825	$61,008	$96,492	$69,460	$65,797
Preferred equity investments	44,005	44,417	44,753	43,851	44,262	43,825
Financial liabilities:
Senior Notes	1,100,000	1,106,484	1,166,203	1,300,000	1,307,394	1,270,877
Secured indebtedness	115,370	113,644	110,579	117,464	115,679	101,820

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of September 30, 2019 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$61,008	$—	$—	$61,008
Preferred equity investments	44,753	—	—	44,753
Financial liabilities:
Senior Notes	1,166,203	—	1,166,203	—
Secured indebtedness	110,579	—	—	110,579

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

Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2019, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swaps	$4,617	$—	$4,617	$—
Cross currency interest rate swaps	4,068	—	4,068	—
Financial liabilities:
Interest rate swaps	367	—	367	—
Forward starting interest rate swaps	6,267	—	6,267	—
Forward starting interest rate collars	844	—	844	—

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
During the three months ended September 30, 2019, the Company sold 4.2 million shares under the ATM Program at an average price of $21.82 per share, generating gross proceeds of $91.2 million, before $1.3 million of commissions. During the nine months ended September 30, 2019, the Company sold 15.3 million shares under the ATM Program at an average price of $20.20 per share, generating gross proceeds of $308.5 million, before $4.6 million of commissions. As of September 30, 2019, the Company had $191.5 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2019:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 5, 2019	February 15, 2019	$0.45	February 28, 2019
May 8, 2019	May 20, 2019	$0.45	May 31, 2019
August 7, 2019	August 20, 2019	$0.45	August 30, 2019

During the nine months ended September 30, 2019, the Company issued 115,572 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to employees as a result of restricted stock unit vestings, the employees’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2019 and 2018, the Company incurred $1.3 million and $0.2 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive (Loss) Income

The following is a summary of the Company’s accumulated other comprehensive (loss) income (in thousands):

	September 30, 2019	December 31, 2018
Foreign currency translation loss	$(1,269)	$(2,193)
Unrealized (loss) gain on cash flow hedges	(18,126)	14,494

Total accumulated other comprehensive (loss) income	$(19,395)	$12,301

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income attributable to common stockholders	$23,282	$35,218	$29,255	$288,708

Denominator
Basic weighted average common shares and common equivalents	190,650,400	178,317,769	183,578,254	178,309,127
Dilutive restricted stock units	1,301,989	623,444	1,120,157	420,726

Diluted weighted average common shares	191,952,389	178,941,213	184,698,411	178,729,853

Net income attributable to common stockholders, per:

Basic common share	$0.12	$0.20	$0.16	$1.62

Diluted common share	$0.12	$0.20	$0.16	$1.62

During the three months ended September 30, 2019, no restricted stock units were considered anti-dilutive, and during the nine months ended September 30, 2019, approximately 430 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended September 30, 2018, no restricted stock units were considered anti-dilutive, and during the nine months ended September 30, 2018, approximately 20,500 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were outstanding as of September 30, 2019, and no stock options were considered anti-dilutive during the three and nine months ended September 30, 2018.

12.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
In connection with the offerings of the 2023 Notes and the 2024 Notes by the Issuers, the Company and certain 100% owned subsidiaries of the Company (the “Guarantors”), jointly and severally, fully and unconditionally guaranteed the 2023 Notes and the 2024 Notes, subject to release under certain customary circumstances as described below. In connection with the assumption of the 2026 Notes as a result of the CCP Merger, the Company has fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
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

On October 7, 2019, the Issuers completed the offering of the 2029 Notes. Upon redemption of the 2023 Notes on October 27, 2019, Sabra Capital Corporation’s obligations as a co-issuer under the 2024 Notes and the 2029 Notes were automatically released and discharged. In addition, following the redemption of the 2023 Notes, substantially all of the subsidiary guarantors under the 2024 Notes were released; the 2024 Notes remain fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The 2029 Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company, subject to release under certain customary circumstances.
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

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2019
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$390	$—	$—	$1,417,907	$3,926,700	$—	$5,344,997
Loans receivable and other investments, net	(783)	—	—	55,935	53,090	—	108,242
Investment in unconsolidated joint venture	—	—	—	—	324,324	—	324,324
Cash and cash equivalents	21,369	—	—	2,607	5,455	—	29,431
Restricted cash	—	—	—	1,860	8,371	—	10,231
Lease intangible assets, net	—	—	—	9,029	95,948	—	104,977
Accounts receivable, prepaid expenses and other assets, net	3,693	21,559	—	27,396	100,698	(7,545)	145,801
Intercompany	1,992,202	1,946,790	—	—	—	(3,938,992)	—
Investment in subsidiaries	1,298,119	1,748,807	—	33,358	—	(3,080,284)	—
Total assets	$3,314,990	$3,717,156	$—	$1,548,092	$4,514,586	$(7,026,821)	$6,068,003

Liabilities
Secured debt, net	$—	$—	$—	$—	$113,644	$—	$113,644
Revolving credit facility	—	200,000	—	—	—	—	200,000
Term loans, net	—	1,089,805	—	93,178	—	—	1,182,983
Senior unsecured notes, net	—	1,106,484	—	—	—	—	1,106,484
Accounts payable and accrued liabilities	32,573	22,748	—	2,182	59,443	(7,545)	109,401
Lease intangible liabilities, net	—	—	—	—	73,074	—	73,074
Intercompany	—	—	—	659,890	3,279,102	(3,938,992)	—
Total liabilities	32,573	2,419,037	—	755,250	3,525,263	(3,946,537)	2,785,586

Total equity	3,282,417	1,298,119	—	792,842	989,323	(3,080,284)	3,282,417
Total liabilities and equity	$3,314,990	$3,717,156	$—	$1,548,092	$4,514,586	$(7,026,821)	$6,068,003

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2019
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$24,947	$94,602	$(9,445)	$110,104
Interest and other income	47	1,863	—	1,355	1,924	(1,864)	3,325
Resident fees and services	—	—	—	—	36,405	—	36,405
Total revenues	47	1,863	—	26,302	132,931	(11,309)	149,834
Expenses:
Depreciation and amortization	11	—	—	11,692	31,389	—	43,092
Interest	—	27,275	—	2,665	1,179	(1,864)	29,255
Triple-net portfolio operating expenses	—	—	—	657	4,954	—	5,611
Senior housing - managed portfolio operating expenses	—	—	—	—	33,424	(9,445)	23,979
General and administrative	8,010	91	—	274	334	—	8,709
Provision for doubtful accounts, straight-line rental income and loan losses	57	—	—	—	—	—	57
Impairment of real estate	—	—	—	10,835	3,131	—	13,966
Total expenses	8,078	27,366	—	26,123	74,411	(11,309)	124,669
Other (expense) income:
Loss on extinguishment of debt	(598)	(2)	—	(44)	—	—	(644)
Other income (expense)	—	205	—	(167)	177	—	215
Net loss on sales of real estate	—	—	—	—	(19)	—	(19)
Total other (expense) income	(598)	203	—	(211)	158	—	(448)
Income in subsidiary	32,182	57,482	—	1,696	—	(91,360)	—
Income before loss from unconsolidated joint venture and income tax expense	23,553	32,182	—	1,664	58,678	(91,360)	24,717
Loss from unconsolidated joint venture	—	—	—	—	(605)	—	(605)
Income tax expense	(271)	—	—	(133)	(422)	—	(826)
Net income	23,282	32,182	—	1,531	57,651	(91,360)	23,286
Net income attributable to noncontrolling interests	—	—	—	—	(4)	—	(4)
Net income attributable to common stockholders	$23,282	$32,182	$—	$1,531	$57,647	$(91,360)	$23,282
Net income attributable to common stockholders, per:
Basic common share							$0.12
Diluted common share							$0.12
Weighted-average number of common shares outstanding, basic							190,650,400
Weighted-average number of common shares outstanding, diluted							191,952,389

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$35,204	$99,566	$(4,303)	$130,467
Interest and other income	33	95	—	1,434	2,465	(95)	3,932
Resident fees and services	—	—	—	—	17,403	—	17,403
Total revenues	33	95	—	36,638	119,434	(4,398)	151,802
Expenses:
Depreciation and amortization	221	—	—	12,634	35,613	—	48,468
Interest	—	33,892	—	846	2,662	(95)	37,305
Senior housing - managed portfolio operating expenses	—	—	—	—	16,914	(4,303)	12,611
General and administrative	7,084	24	—	636	429	—	8,173
(Recovery of) provision for doubtful accounts, straight-line rental income and loan losses	(1,699)	—	—	4,315	6,294	—	8,910
Total expenses	5,606	33,916	—	18,431	61,912	(4,398)	115,467
Other (expense) income:
Other (expense) income	—	(11)	—	(70)	1,417	—	1,336
Net (loss) gain on sales of real estate	—	—	—	(1,136)	1,150	—	14
Total other (expense) income	—	(11)	—	(1,206)	2,567	—	1,350
Income in subsidiary	41,283	75,115	—	1,924	—	(118,322)	—
Income before loss from unconsolidated joint venture and income tax expense	35,710	41,283	—	18,925	60,089	(118,322)	37,685
Loss from unconsolidated joint venture	—	—	—	—	(1,725)	—	(1,725)
Income tax expense	(492)	—	—	(200)	(40)	—	(732)
Net income	35,218	41,283	—	18,725	58,324	(118,322)	35,228
Net income attributable to noncontrolling interests	—	—	—	—	(10)	—	(10)
Net income attributable to common stockholders	$35,218	$41,283	$—	$18,725	$58,314	$(118,322)	$35,218
Net income attributable to common stockholders, per:
Basic common share							$0.20
Diluted common share							$0.20
Weighted-average number of common shares outstanding, basic							178,317,769
Weighted-average number of common shares outstanding, diluted							178,941,213

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2019
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$84,344	$278,138	$(23,191)	$339,291
Interest and other income	167	3,855	—	70,784	6,194	(3,855)	77,145
Resident fees and services	—	—	—	—	89,537	—	89,537
Total revenues	167	3,855	—	155,128	373,869	(27,046)	505,973
Expenses:
Depreciation and amortization	35	—	—	38,934	98,548	—	137,517
Interest	—	93,165	—	6,234	3,637	(3,855)	99,181
Triple-net portfolio operating expenses	—	—	—	1,827	15,313	—	17,140
Senior housing - managed portfolio operating expenses	—	—	—	—	83,449	(23,191)	60,258
General and administrative	23,247	153	—	550	1,002	—	24,952
Provision for doubtful accounts, straight-line rental income and loan losses	223	—	—	—	1,234	—	1,457
Impairment of real estate	—	—	—	10,835	108,267	—	119,102
Total expenses	23,505	93,318	—	58,380	311,450	(27,046)	459,607
Other (expense) income:
Loss on extinguishment of debt	(598)	(10,121)	—	(44)	—	—	(10,763)
Other (expense) income	—	(403)	—	434	354	—	385
Net (loss) gain on sales of real estate	—	—	—	(179)	1,395	—	1,216
Total other (expense) income	(598)	(10,524)	—	211	1,749	—	(9,162)
Income in subsidiary	53,810	153,798	—	5,056	—	(212,664)	—
Income before loss from unconsolidated joint venture and income tax expense	29,874	53,811	—	102,015	64,168	(212,664)	37,204
Loss from unconsolidated joint venture	—	—	—	—	(5,635)	—	(5,635)
Income tax expense	(619)	(1)	—	(780)	(892)	—	(2,292)
Net income	29,255	53,810	—	101,235	57,641	(212,664)	29,277
Net income attributable to noncontrolling interests	—	—	—	—	(22)	—	(22)
Net income attributable to common stockholders	$29,255	$53,810	$—	$101,235	$57,619	$(212,664)	$29,255
Net income attributable to common stockholders, per:
Basic common share							$0.16
Diluted common share							$0.16
Weighted-average number of common shares outstanding, basic							183,578,254
Weighted-average number of common shares outstanding, diluted							184,698,411

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2018
(dollars in thousands, except per share amounts)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$106,773	$325,034	$(12,856)	$418,951
Interest and other income	83	303	—	3,847	8,893	(303)	12,823
Resident fees and services	—	—	—	—	52,426	—	52,426
Total revenues	83	303	—	110,620	386,353	(13,159)	484,200
Expenses:
Depreciation and amortization	665	—	—	36,765	105,871	—	143,301
Interest	—	99,873	—	2,446	7,864	(303)	109,880
Senior housing - managed portfolio operating expenses	—	—	—	—	49,890	(12,856)	37,034
General and administrative	21,363	52	—	1,419	2,919	—	25,753
Provision for doubtful accounts, straight-line rental income and loan losses	793	—	—	2,359	6,297	—	9,449
Impairment of real estate	—	—	—	1,413	—	—	1,413
Total expenses	22,821	99,925	—	44,402	172,841	(13,159)	326,830
Other income:
Other income	1,977	222	—	308	1,649	—	4,156
Net gain on sales of real estate	—	—	—	40,384	102,061	—	142,445
Total other income	1,977	222	—	40,692	103,710	—	146,601
Income in subsidiary	320,082	419,483	—	5,649	—	(745,214)	—
Income before loss from unconsolidated joint venture and income tax expense	299,321	320,083	—	112,559	317,222	(745,214)	303,971
Loss from unconsolidated joint venture	—	—	—	—	(3,626)	—	(3,626)
Income tax expense	(845)	(1)	—	(742)	(259)	—	(1,847)
Net income	298,476	320,082	—	111,817	313,337	(745,214)	298,498
Net income attributable to noncontrolling interests	—	—	—	—	(22)	—	(22)
Net income attributable to Sabra Health Care REIT, Inc.	298,476	320,082	—	111,817	313,315	(745,214)	298,476
Preferred stock dividends	(9,768)	—	—	—	—	—	(9,768)
Net income attributable to common stockholders	$288,708	$320,082	$—	$111,817	$313,315	$(745,214)	$288,708
Net income attributable to common stockholders, per:
Basic common share							$1.62
Diluted common share							$1.62
Weighted-average number of common shares outstanding, basic							178,309,127
Weighted-average number of common shares outstanding, diluted							178,729,853

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended September 30, 2019
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$23,282	$32,182	$—	$1,531	$57,651	$(91,360)	$23,286
Other comprehensive loss:
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,403	—	(206)	(280)	—	917
Unrealized loss on cash flow hedges	—	(9,375)	—	(1)	—	—	(9,376)
Total other comprehensive loss	—	(7,972)	—	(207)	(280)	—	(8,459)
Comprehensive income	23,282	24,210	—	1,324	57,371	(91,360)	14,827
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(4)	—	(4)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$23,282	$24,210	$—	$1,324	$57,367	$(91,360)	$14,823

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$35,218	$41,283	$—	$18,725	$58,324	$(118,322)	$35,228
Other comprehensive income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(857)	—	610	182	—	(65)
Unrealized gain on cash flow hedges	—	2,000	—	10	—	—	2,010
Total other comprehensive income	—	1,143	—	620	182	—	1,945
Comprehensive income	35,218	42,426	—	19,345	58,506	(118,322)	37,173
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(10)	—	(10)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$35,218	$42,426	$—	$19,345	$58,496	$(118,322)	$37,163

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2019
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$29,255	$53,810	$—	$101,235	$57,641	$(212,664)	$29,277
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(298)	—	1,101	121	—	924
Unrealized (loss) gain on cash flow hedges	—	(32,669)	—	49	—	—	(32,620)
Total other comprehensive (loss) income	—	(32,967)	—	1,150	121	—	(31,696)
Comprehensive income	29,255	20,843	—	102,385	57,762	(212,664)	(2,419)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(22)	—	(22)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$29,255	$20,843	$—	$102,385	$57,740	$(212,664)	$(2,441)

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2018
(dollars in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net income	$298,476	$320,082	$—	$111,817	$313,337	$(745,214)	$298,498
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	1,048	—	(926)	(300)	—	(178)
Unrealized gain on cash flow hedges	—	15,238	—	8	—	—	15,246
Total other comprehensive income (loss)	—	16,286	—	(918)	(300)	—	15,068
Comprehensive income	298,476	336,368	—	110,899	313,037	(745,214)	313,566
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(22)	—	(22)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$298,476	$336,368	$—	$110,899	$313,015	$(745,214)	$313,544

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2019
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$267,509	$—	$—	$487	$8,985	$—	$276,981
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(14,977)	—	—	(14,977)
Origination and fundings of loans receivable	—	—	—	(6,018)	(3,423)	—	(9,441)
Additions to real estate	(107)	—	—	(8,314)	(7,564)	—	(15,985)
Repayments of loans receivable	—	—	—	124	13,637	—	13,761
Repayments of preferred equity investments	—	—	—	3,672	—	—	3,672
Net proceeds from the sales of real estate	—	—	—	21,586	300,129	—	321,715
Buyout of noncontrolling interests	—	—	—	(200)	—	—	(200)
Distribution from subsidiaries	5,139	5,139	—	—	—	(10,278)	—
Intercompany financing	(346,815)	301,044	—	—	—	45,771	—
Net cash (used in) provided by investing activities	(341,783)	306,183	—	(4,127)	302,779	35,493	298,545
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(424,000)	—	—	—	—	(424,000)
Proceeds from issuance of senior unsecured notes	—	297,039	—	—	—	—	297,039
Principal payments on senior unsecured notes	—	(500,000)		—	—	—	(500,000)
Principal payments on secured debt	—	—	—	—	(2,566)	—	(2,566)
Payments of deferred financing costs	—	(14,001)	—	—	—	—	(14,001)
Payments related to extinguishment of debt	—	(6,897)	—	—	—	—	(6,897)
Distributions to noncontrolling interest	—	—	—	—	(116)	—	(116)
Issuance of common stock, net	302,030	—	—	—	—	—	302,030
Dividends paid on common stock	(247,222)	—	—	—	—	—	(247,222)
Distribution to parent	—	(5,139)	—	—	(5,139)	10,278	—
Intercompany financing	—	346,815	—	2,637	(303,681)	(45,771)	—
Net cash provided by (used in) financing activities	54,808	(306,183)	—	2,637	(311,502)	(35,493)	(595,733)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,466)	—	—	(1,003)	262	—	(20,207)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	142	69	—	211
Cash, cash equivalents and restricted cash, beginning of period	40,835	—	—	5,328	13,495	—	59,658
Cash, cash equivalents and restricted cash, end of period	$21,369	$—	$—	$4,467	$13,826	$—	$39,662

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

			Combined Non-Guarantor Subsidiaries of 2026 Notes(6)
	Parent Company(1)	Operating Partnership(2)	Sabra Capital Corporation(3)	Combined Guarantor Subsidiaries of 2023 Notes and 2024 Notes(4)	Combined Non- Guarantor Subsidiaries of 2023 Notes and 2024 Notes(5)	Elimination	Consolidated
Net cash provided by operating activities	$271,511	$—	$—	$1,038	$10,475	$—	$283,024
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(54,715)	(184,286)	—	(239,001)
Origination and fundings of loans receivable	—	—	—	(2,650)	(38,798)	—	(41,448)
Origination and fundings of preferred equity investments	—	—	—	(5,285)	—	—	(5,285)
Additions to real estate	(40)	—	—	(5,763)	(15,892)	—	(21,695)
Repayments of loans receivable	—	—	—	6,534	41,748	—	48,282
Repayments of preferred equity investments	—	—	—	6,491	—	—	6,491
Investment in unconsolidated JV	—	—	—	—	(354,461)	—	(354,461)
Net proceeds from the sales of real estate	—	—	—	79,738	211,126	—	290,864
Distribution from subsidiaries	5,421	5,421	—	—	—	(10,842)	—
Intercompany financing	(369,732)	(347,720)	—	—	—	717,452	—
Net cash (used in) provided by investing activities	(364,351)	(342,299)	—	24,350	(340,563)	706,610	(316,253)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(22,000)	—	—	—	—	(22,000)
Principal payments on secured debt	—	—	—	—	(3,202)	—	(3,202)
Payments of deferred financing costs	—	(12)	—	—	—	—	(12)
Distributions to noncontrolling interest	—	—	—	—	(107)	—	(107)
Preferred stock redemption	(143,750)	—	—	—	—	—	(143,750)
Issuance of common stock, net	(499)	—	—	—	—	—	(499)
Dividends paid on common and preferred stock	(244,978)	—	—	—	—	—	(244,978)
Distribution to parent	—	(5,421)	—	—	(5,421)	10,842	—
Intercompany financing	—	369,732	—	(28,697)	376,417	(717,452)	—
Net cash (used in) provided by financing activities	(389,227)	342,299	—	(28,697)	367,687	(706,610)	(414,548)
Net (decrease) increase in cash, cash equivalents and restricted cash	(482,067)	—	—	(3,309)	37,599	—	(447,777)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(82)	(74)	—	(156)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	6,761	69,018	—	587,449
Cash, cash equivalents and restricted cash, end of period	$29,603	$—	$—	$3,370	$106,543	$—	$139,516

(1)	The Parent Company guarantees the 2023 Notes, the 2024 Notes and the 2026 Notes.

(2)	The Operating Partnership is the co-issuer of the 2023 Notes and the 2024 Notes and the issuer of the 2026 Notes.

(3)	Sabra Capital Corporation is the co-issuer of the 2023 Notes and the 2024 Notes.

(4)	The Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2023 Notes and the 2024 Notes.

(5)	The Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes consist of the subsidiaries that do not guarantee the 2023 Notes and the 2024 Notes.

(6)
None of Sabra Capital Corporation, the Combined Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes, nor the Combined Non-Guarantor Subsidiaries of the 2023 Notes and the 2024 Notes guarantee the 2026 Notes.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2019, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On October 30, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on November 29, 2019 to common stockholders of record as of the close of business on November 15, 2019.

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
In 2017 and 2018, we completed a series of transactions—including our merger with CCP (“CCP Merger”), sales of 67 facilities leased to Genesis Healthcare, Inc., investment in an unconsolidated joint venture with Enlivant and TPG Real Estate (“Enlivant Joint Venture”) and entry into a new credit agreement (which was amended and restated on September 9, 2019, the Credit Agreement as defined below)—that have significantly enhanced our scale and increased our diversification. Additionally, Sabra has substantially completed the repositioning of the CCP portfolio, which included a combination of lease modifications, working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities (including the sales of Senior Care Centers facilities described below under “—Dispositions”).
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
Acquisitions
During the nine months ended September 30, 2019, we acquired two specialty hospitals/other facilities for an aggregate $15.0 million. See Note 3, “Recent Real Estate Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition.
Dispositions
During the nine months ended September 30, 2019, we completed the sale of 31 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $315.0 million. The net carrying value of the assets and liabilities of these facilities was $313.8 million, which resulted in an aggregate $1.2 million net gain on sale.
On February 15, 2019, we entered into a settlement agreement with Senior Care Centers in connection with the notices of default and lease termination we issued to Senior Care Centers during the third quarter of 2018. In accordance with the order entered by the bankruptcy court in March 2019, the settlement agreement provided for the discharge of our claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which was applied to pay post-petition rent. We recorded $6.2 million of such post-petition rent during the nine months ended September 30, 2019. On April 1, 2019, we completed the sale of 28 facilities (26 skilled nursing/transitional care facilities and two senior housing communities) previously operated by Senior Care Centers and received gross sales proceeds of $282.5 million. In connection with the sale, we entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. In May 2019, we transitioned eight facilities previously operated by Senior Care Centers to a current operator in the Sabra portfolio, and we expect to sell the remaining two facilities previously operated by Senior Care Centers. During the nine months ended September 30, 2019, we recorded an impairment charge of $95.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to our estimated contractual indemnification obligations.
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
Credit Agreement
Effective on September 9, 2019, we and certain of our subsidiaries entered into the Credit Agreement. See “—Liquidity and Capital Resources—Loan Agreements—Credit Agreement.”
At-The-Market Common Stock Offering Program
On February 25, 2019, we established the $500.0 million ATM Program (as defined below). During the three months ended September 30, 2019, we sold 4.2 million shares under the ATM Program at an average price of $21.82 per share, generating gross proceeds of $91.2 million, before $1.3 million of commissions. During the nine months ended September 30, 2019, we sold 15.3 million shares under the ATM Program at an average price of $20.20 per share, generating gross proceeds of $308.5 million, before $4.6 million of commissions.
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
On October 7, 2019, we completed an underwritten public offering of $350.0 million aggregate principal amount of 3.90% senior unsecured notes due 2029, resulting in net proceeds of $340.5 million after deducting underwriting discounts and other offering expenses.
On October 27, 2019, we redeemed all $200.0 million aggregate principal amount outstanding of the 5.375% senior unsecured notes due 2023 at a premium of 101.792%, plus accrued and unpaid interest. As a result of the redemption, we recognized $5.6 million of redemption related costs and write-offs, consisting of $3.6 million in payments made to noteholders and legal fees for early redemption and $2.0 million of write-offs associated with unamortized deferred financing costs, subsequent to September 30, 2019.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2018 Annual Report on Form 10-K filed with the SEC. Except for the impact of Topic 842, as discussed in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2019.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.

Results of Operations
As of September 30, 2019, our investment portfolio included 434 real estate properties held for investment, one investment in a direct financing lease, 20 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. As of September 30, 2018, our investment portfolio included 487 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, 11 preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
Comparison of results of operations for the three months ended September 30, 2019 versus the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2019	2018
Revenues:
Rental and related revenues	$110,104	$130,467	$(20,363)	(16)%	$(11,628)	$(8,735)
Interest and other income	3,325	3,932	(607)	(15)%	(463)	(144)
Resident fees and services	36,405	17,403	19,002	109%	(451)	19,453
Expenses:
Depreciation and amortization	43,092	48,468	(5,376)	(11)%	(3,951)	(1,425)
Interest	29,255	37,305	(8,050)	(22)%	—	(8,050)
Triple-net portfolio operating expenses	5,611	—	5,611	NM	—	5,611
Senior housing - managed portfolio operating expenses	23,979	12,611	11,368	90%	(368)	11,736
General and administrative	8,709	8,173	536	7%	(221)	757
Provision for doubtful accounts, straight-line rental income and loan losses	57	8,910	(8,853)	(99)%	—	(8,853)
Impairment of real estate	13,966	—	13,966	NM	—	13,966
Other income (expense):
Loss on extinguishment of debt	(644)	—	(644)	NM	—	(644)
Other income	215	1,336	(1,121)	(84)%	—	(1,121)
Net (loss) gain on sales of real estate	(19)	14	(33)	(236)%	(33)	—
Loss from unconsolidated joint venture	(605)	(1,725)	1,120	(65)%	—	1,120
Income tax expense	(826)	(732)	(94)	13%	—	(94)

(1)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as a result of investments/dispositions made after July 1, 2018.

(2)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 that is not a direct result of investments/dispositions made after July 1, 2018.

Rental and Related Revenues
During the three months ended September 30, 2019, we recognized $110.1 million of rental income compared to $130.5 million for the three months ended September 30, 2018. The $20.4 million net decrease in rental income is primarily related to (i) a $12.8 million decrease from properties disposed of after July 1, 2018, (ii) a $9.8 million decrease from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, (iii) a $1.7 million decrease related to the 10 remaining Senior Care Centers facilities, eight of which were transitioned to a new operator and (iv) a $1.6 million net decrease primarily related to lease restructurings and leases that we concluded should no longer be accounted for on an accrual basis as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”) in 2019, consisting of a $4.4 million net decrease in earned cash rents and a $4.2 million net decrease in straight-line rental income, partially offset by a $7.0 million net increase in above/below market lease intangible amortization.

These amounts were partially offset by (i) a $4.0 million increase primarily related to property tax recoveries due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and (ii) an increase of $1.2 million from properties acquired after July 1, 2018.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2019 and 2018.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended September 30, 2019, we recognized $3.3 million of interest and other income compared to $3.9 million for the three months ended September 30, 2018. The net decrease of $0.6 million is primarily due to (i) a $0.8 million decrease in income from investments that were repaid after July 1, 2018 and (ii) a $0.3 million decrease in interest income related to funds held by exchange accommodation titleholders, partially offset by a $0.3 million increase in income from investments made after July 1, 2018. The remaining increase is due to income on additional fundings for loans receivable investments made before July 1, 2018.
Resident Fees and Services
During the three months ended September 30, 2019, we recognized $36.4 million of resident fees and services compared to $17.4 million for the three months ended September 30, 2018. The $19.0 million net increase is primarily related to an $18.9 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $0.5 million decrease from one Senior Housing - Managed community disposed of after July 1, 2018.
Depreciation and Amortization
During the three months ended September 30, 2019, we incurred $43.1 million of depreciation and amortization expense compared to $48.5 million for the three months ended September 30, 2018. The $5.4 million net decrease in depreciation and amortization expense is primarily related to (i) a $4.3 million decrease from properties disposed of after July 1, 2018 and (ii) a $1.0 million decrease due to the acceleration of lease intangible amortization in connection with the transition of four skilled nursing/transitional care facilities and two senior housing communities to new operators in 2018, partially offset by a $0.4 million increase from properties acquired after July 1, 2018.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2019, we incurred $29.3 million of interest expense compared to $37.3 million for the three months ended September 30, 2018. The $8.1 million net decrease is primarily related to (i) a $7.4 million decrease in interest expense related to the redemption of the 2021 Notes (as defined below) on June 29, 2019, (ii) a $3.2 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility (as defined below) and (iii) a $1.5 million decrease in interest expense related to our secured borrowings primarily due to the repayment of five mortgage notes during 2018, which were partially offset by a $3.8 million increase in interest expense related to the issuance of the 2024 Notes (as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended September 30, 2019, we recognized $5.6 million of triple-net portfolio operating expenses, of which $4.0 million is due to the adoption of Topic 842 in 2019, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense and the remaining $1.6 million is primarily due to property taxes paid on behalf of cash basis tenants that have not yet been reimbursed and property taxes that are not expected to be reimbursed by our tenants.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended September 30, 2019, we recognized $24.0 million of Senior Housing - Managed portfolio operating expenses compared to $12.6 million for the three months ended September 30, 2018. The $11.4 million net increase is primarily related to an $11.6 million increase from the 21 Holiday Communities that were transitioned to Senior Housing -

Managed communities in April 2019, partially offset by a $0.4 million decrease from one Senior Housing - Managed community disposed of after July 1, 2018.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended September 30, 2019, general and administrative expenses were $8.7 million compared to $8.2 million during the three months ended September 30, 2018. The $0.5 million net increase is primarily related to a $0.8 million increase in stock-based compensation expense, partially offset by a $0.2 million decrease in transition expenses related to the CCP Merger. The increase in stock-based compensation expense, from $2.4 million during the three months ended September 30, 2018 to $3.2 million during the three months ended September 30, 2019, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation. We expect expensed merger and acquisition costs to fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the three months ended September 30, 2019, we recognized a $57,000 provision for doubtful accounts, straight-line rental income and loan losses, all of which was associated with loan loss reserves. During the three months ended September 30, 2018, we recognized a $8.9 million provision for doubtful accounts, straight-line rental income and loan losses, which was comprised of (i) a $7.9 million provision for straight-line rental income primarily related to the termination of the master leases for the Senior Care Centers facilities and the transfer of four skilled nursing/transitional care facilities and one senior housing community to a new operator and (ii) a $1.0 million increase in loan loss reserves.
Impairment of Real Estate
During the three months ended September 30, 2019, we recognized $14.0 million of impairment of real estate related to three vacant skilled nursing/transitional care facilities and four senior housing communities. No impairment of real estate was recognized during the three months ended September 30, 2018.
Loss on Extinguishment of Debt
During the three months ended September 30, 2019, we recognized a $0.6 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs in connection with entering into the Credit Agreement. During the three months ended September 30, 2018, we did not recognize any loss on extinguishment of debt.
Other Income
During the three months ended September 30, 2019, we recognized $0.2 million of other income primarily related to a settlement payment received related to a legacy CCP investment. During the three months ended September 30, 2018, we recognized $1.3 million of other income primarily related to insurance proceeds received related to a legacy CCP investment.
Net (Loss) Gain on Sales of Real Estate
During the three months ended September 30, 2019, we recognized $19,000 of selling expenses related to previously completed sales. During the three months ended September 30, 2018, we recognized an aggregate net gain on the sales of real estate of $14,000 primarily related to the disposition of three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the three months ended September 30, 2019, we recognized $0.6 million of loss from the Enlivant Joint Venture compared to $1.7 million of loss for the three months ended September 30, 2018. The $1.1 million net decrease is primarily related to a $1.4 million increase in revenues net of operating expenses primarily due to increased rates and improved margin, partially offset by a $0.2 million increase in income tax expense.
Income Tax Expense
During the three months ended September 30, 2019, we recognized $0.8 million of income tax expense compared to $0.7 million for the three months ended September 30, 2018. The increase is primarily due to the increase in Senior Housing - Managed communities.

Comparison of results of operations for the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2019	2018
Revenues:
Rental and related revenues	$339,291	$418,951	$(79,660)	(19)%	$(44,744)	$(34,916)
Interest and other income	77,145	12,823	64,322	502%	(3,077)	67,399
Resident fees and services	89,537	52,426	37,111	71%	(1,382)	38,493
Expenses:
Depreciation and amortization	137,517	143,301	(5,784)	(4)%	(10,335)	4,551
Interest	99,181	109,880	(10,699)	(10)%	—	(10,699)
Triple-net portfolio operating expenses	17,140	—	17,140	NM	—	17,140
Senior housing - managed portfolio operating expenses	60,258	37,034	23,224	63%	(1,080)	24,304
General and administrative	24,952	25,753	(801)	(3)%	(1,796)	995
Provision for doubtful accounts, straight-line rental income and loan losses	1,457	9,449	(7,992)	(85)%	—	(7,992)
Impairment of real estate	119,102	1,413	117,689	8,329%	68,558	49,131
Other income (expense):
Loss on extinguishment of debt	(10,763)	—	(10,763)	NM	—	(10,763)
Other income	385	4,156	(3,771)	(91)%	—	(3,771)
Net gain on sales of real estate	1,216	142,445	(141,229)	(99)%	(141,229)	—
Loss from unconsolidated joint venture	(5,635)	(3,626)	(2,009)	55%	(1,690)	(319)
Income tax expense	(2,292)	(1,847)	(445)	24%	—	(445)

(1)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of investments/dispositions made after January 1, 2018.

(2)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 that is not a direct result of investments/dispositions made after January 1, 2018.

Rental and Related Revenues
During the nine months ended September 30, 2019, we recognized $339.3 million of rental income compared to $419.0 million for the nine months ended September 30, 2018. The $79.7 million net decrease in rental income is primarily due to (i) a $48.9 million decrease from properties disposed of after January 1, 2018, (ii) a $20.7 million decrease from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, (iii) a $20.1 million decrease primarily related to lease restructurings and leases that we concluded should no longer be accounted for on an accrual basis as a result of adopting Topic 842 in 2019, consisting of a $13.3 million net decrease in earned cash rents and a $9.4 million net decrease in straight-line rental income, partially offset by a $2.6 million net increase in above/below market lease intangible amortization and (iv) an $8.3 million decrease related to the 10 remaining Senior Care Centers facilities, eight of which were transitioned to a new operator.
These amounts were partially offset by (i) a $13.0 million increase primarily related to property tax recoveries due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and (ii) an increase of $4.1 million from properties acquired after January 1, 2018.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2019 and 2018.

Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the nine months ended September 30, 2019, we recognized $77.1 million of interest and other income compared to $12.8 million for the nine months ended September 30, 2018. The net increase of $64.3 million is primarily due to (i) $66.9 million of income related to the transition of the Holiday Communities to our Senior Housing- Managed portfolio, consisting of a $57.2 million lease termination payment and a $9.7 million gain related to the assumption of fixed assets net of liabilities and (ii) a $1.5 million increase in income from investments made after January 1, 2018, partially offset by (i) a $4.5 million decrease in income from investments that were repaid after January 1, 2018 and (ii) a $0.3 million decrease in interest income related to funds held by exchange accommodation titleholders. The remaining increase is due to income on additional fundings for loans receivable investments made before January 1, 2018.
Resident Fees and Services
During the nine months ended September 30, 2019, we recognized $89.5 million of resident fees and services compared to $52.4 million for the nine months ended September 30, 2018. The $37.1 million net increase is primarily due to a $37.8 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $1.4 million decrease from one Senior Housing - Managed community disposed of after January 1, 2018.
Depreciation and Amortization
During the nine months ended September 30, 2019, we incurred $137.5 million of depreciation and amortization expense compared to $143.3 million for the nine months ended September 30, 2018. The $5.8 million net decrease in depreciation and amortization expense is primarily due (i) a decrease of $12.1 million from properties disposed of after January 1, 2018 and (ii) a $1.3 million decrease due to the acceleration of lease intangible amortization in connection with the transition of five senior housing communities and four skilled nursing/transitional care facilities to new operators in 2018, partially offset by (i) a $5.7 million increase due to the acceleration of lease intangible amortization related to the transition of the 21 Holiday Communities to Senior Housing - Managed communities in April 2019, (ii) an increase of $1.7 million from properties acquired after January 1, 2018 and (iii) a $0.9 million increase due to the acceleration of lease intangible amortization in connection with the transition of six skilled nursing/transitional care facilities to new operators during 2019.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2019, we incurred $99.2 million of interest expense compared to $109.9 million for the nine months ended September 30, 2018. The $10.7 million net decrease is primarily related to (i) a $7.5 million decrease in interest expense related to the redemption of the 2021 Notes on June 29, 2019, which includes $1.0 million of incremental interest expense related to the redemption of the 2021 Notes occurring after the issuance of the 2024 Notes, (ii) a $5.5 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (iii) a $4.2 million decrease in interest expense related to our secured borrowings primarily due to the repayment of five mortgage notes during 2018, which were partially offset by (i) a $5.2 million increase in interest expense related to the issuance of the 2024 Notes and (ii) a $0.9 million increase in interest expense related to our U.S. dollar term loans primarily due to an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During the nine months ended September 30, 2019, we recognized $17.1 million of triple-net portfolio operating expenses, of which $13.0 million is due to the adoption of Topic 842 in 2019, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and the remaining $4.1 million is primarily due to property taxes paid on behalf of cash basis tenants that have not yet been reimbursed and property taxes that are not expected to be reimbursed by our tenants.
Senior Housing - Managed Portfolio Operating Expenses
During the nine months ended September 30, 2019, we recognized $60.3 million of operating expenses compared to $37.0 million for the nine months ended September 30, 2018. The $23.2 million increase is primarily due to a $23.6 million increase from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, partially offset by a $1.1 million decrease from one Senior Housing - Managed community disposed of after January 1, 2018.

General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the nine months ended September 30, 2019, general and administrative expenses were $25.0 million compared to $25.8 million during the nine months ended September 30, 2018. The $0.8 million net decrease is primarily related to (i) a $1.8 million decrease in legal expenses primarily due to expenses incurred during the nine months ended September 30, 2018 related to the recovery of previously reserved cash rental income, the previously anticipated refinancing of certain Senior Notes and the repositioning of the CCP portfolio, (ii) a $1.0 million decrease in transition expenses related to the CCP Merger and (iii) a $0.8 million decrease in expenses incurred by our specialty valuation firm that we sold in March 2018, partially offset by a $2.6 million increase in stock-based compensation expense. The increase in stock-based compensation expense, from $6.3 million during the nine months ended September 30, 2018 to $8.8 million during the nine months ended September 30, 2019, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the nine months ended September 30, 2019, we recognized a $1.5 million provision for doubtful accounts, straight-line rental income and loan losses, all of which was associated with loan loss reserves. During the nine months ended September 30, 2018, we recognized a $9.4 million provision for doubtful accounts, straight-line rental income and loan losses, which was comprised of (i) a $10.1 million provision for straight-line rental income primarily related to the termination of the master leases for the Senior Care Centers facilities and the transfer of four skilled nursing/transitional care facilities and one senior housing community to a new operator and (ii) a $1.2 million increase in loan loss reserves, partially offset by a $1.9 million net recovery of previously reserved cash rental income.
Impairment of Real Estate
During the nine months ended September 30, 2019, we recognized $119.1 million of impairment of real estate, consisting of (i) $95.2 million related to the Senior Care Centers portfolio, including the 28 facilities sold on April 1, 2019, and which includes $10.2 million related to our estimated contractual indemnification obligations, and (ii) $23.9 million related to five vacant skilled nursing/transitional care facilities and four senior housing communities. During the nine months ended September 30, 2018, we recognized $1.4 million of impairment of real estate related to one senior housing community and one skilled nursing/transitional care facility. The senior housing community was sold during the nine months ended September 30, 2018.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2019, we recognized a $10.8 million loss on extinguishment of debt, consisting of (i) $10.1 million in connection with the redemption of the 2021 Notes, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs and (ii) $0.6 million related to the write-off of unamortized deferred financing costs in connection with entering into the Credit Agreement. During the nine months ended September 30, 2018, we did not recognize any loss on extinguishment of debt.
Other Income
During the nine months ended September 30, 2019, we recognized $0.4 million of other income primarily related to settlement payments received related to a legacy CCP investment. During the nine months ended September 30, 2018, we recognized $4.2 million of other income, which was primarily comprised of (i) a $2.0 million contingency fee related to a legacy CCP investment, (ii) $1.3 million of insurance proceeds received related to a legacy CCP investment, (iii) $0.6 million related to cash payments received from two facilities not subject to a lease and (iv) $0.2 million related to the sale of our specialty valuation firm.
Net Gain on Sales of Real Estate
During the nine months ended September 30, 2019, we recognized an aggregate net gain on the sales of real estate of $1.2 million related to the disposition of 31 skilled nursing/transitional care facilities and seven senior housing communities. During the nine months ended September 30, 2018, we recognized an aggregate net gain on the sales of real estate of $142.4 million related to the disposition of 36 skilled nursing/transitional care facilities and four senior housing communities.

Loss from Unconsolidated Joint Venture
During the nine months ended September 30, 2019, we recognized $5.6 million of loss from the Enlivant Joint Venture compared to $3.6 million of loss for the nine months ended September 30, 2018. The $2.0 million net increase is primarily related to (i) a $1.7 million net loss on the sale of two senior housing communities, (ii) a $1.2 million change in the mark-to-market adjustments related to interest cap agreements, from gains recognized during the nine months ended September 30, 2018 to losses recognized during the nine months ended September 30, 2019, (iii) a $1.5 million increase in interest expense primarily due to an increase in interest rates and (iv) a $0.4 million increase in income tax expense, partially offset by a $2.5 million increase in revenues net of operating expenses primarily due to increased rates and improved margin.
Income Tax Expense
During the nine months ended September 30, 2019, we recognized $2.3 million of income tax expense compared to $1.8 million for the nine months ended September 30, 2018. The increase is primarily due to the increase in Senior Housing - Managed communities.
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

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2019 and 2018, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$23,282	$35,218	$29,255	$288,708
Depreciation and amortization of real estate assets	43,092	48,468	137,517	143,301
Depreciation and amortization of real estate assets related to noncontrolling interests	(14)	(39)	(93)	(119)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,439	5,214	16,102	15,929
Net loss (gain) on sales of real estate	19	(14)	(1,216)	(142,445)
Net loss on sales of real estate related to unconsolidated joint venture	—	—	1,690	—
Impairment of real estate	13,966	—	119,102	1,413

FFO attributable to common stockholders	85,784	88,847	302,357	306,787

Merger and acquisition costs	130	151	192	593
Stock-based compensation expense	3,259	2,436	8,829	6,275
Straight-line rental income adjustments	(3,357)	(10,652)	(14,067)	(34,404)
Amortization of above and below market lease intangibles, net	(1,601)	5,561	1,102	4,193
Non-cash interest income adjustments	(555)	(548)	(1,680)	(1,722)
Non-cash interest expense	2,523	2,551	7,846	7,548
Non-cash portion of loss on extinguishment of debt	642	—	3,866	—
Provision for doubtful straight-line rental income, loan losses and other reserves	57	8,801	1,457	11,293
Non-cash lease termination income	—	—	(9,725)	—
Other non-cash adjustments related to unconsolidated joint venture	777	118	2,923	1,132
Other non-cash adjustments	(3)	25	95	55

AFFO attributable to common stockholders	$87,656	$97,290	$303,195	$301,750

FFO attributable to common stockholders per diluted common share	$0.45	$0.50	$1.64	$1.72

AFFO attributable to common stockholders per diluted common share	$0.46	$0.54	$1.63	$1.68

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	191,952,389	178,941,213	184,698,411	178,729,853

AFFO attributable to common stockholders	192,590,320	179,469,883	185,480,674	179,428,243

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Reduction of revenues related to straight-line rental income receivable write-offs (1)	$1.5	$—	$1.5	$—	$—	$—	$1.5	$—	$1.5	$—	$—	$—
Reduction of revenues related to above/below market lease intangible write-offs (1)	—	6.3	—	6.3	—	—	5.9	6.3	5.9	6.3	—	—
Lease termination income (2)	—	—	—	—	—	—	66.9	—	66.9	—	57.2	—
Income on repayment of loan (2)	—	—	—	—	—	—	—	0.9	—	0.9	—	0.9
Incremental interest expense related to the redemption of the 2021 Notes	—	—	—	—	—	—	1.0	—	1.0	—	1.0	—
Previously anticipated Senior Notes refinancing expenses (3)	—	—	—	—	—	—	—	0.6	—	0.6	—	0.6
CCP transition expenses (3)	0.1	0.3	0.1	0.3	0.1	0.3	0.2	1.2	0.2	1.2	0.2	1.2
Legal fees related to the recovery of previously reserved cash rental income (3)	—	0.1	—	0.1	—	0.1	—	0.7	—	0.7	—	0.7
Merger and acquisition costs (3)	0.1	0.2	0.1	0.2	—	—	0.2	0.6	0.2	0.6	—	—
Provision for (recovery of) doubtful accounts	0.1	8.9	0.1	8.9	—	0.1	1.5	9.4	1.5	9.4	—	(1.9)
Loss on extinguishment of debt	(0.6)	—	(0.6)	—	—	—	(10.8)	—	(10.8)	—	(6.9)	—
Other income	0.2	1.3	0.2	1.3	0.2	1.3	0.4	4.2	0.4	4.2	0.4	4.2
Deferred income tax expense (4)	0.6	0.3	0.6	0.3	—	—	1.7	1.4	1.7	1.4	—	—
Preferred stock redemption charge (5)	—	—	—	—	—	—	—	5.5	—	5.5	—	5.5

(1)	Reflected in rental and related revenues on the accompanying condensed consolidated statements of income.

(2)	Reflected in interest and other income on the accompanying condensed consolidated statements of income.

(3)	Reflected in general and administrative expenses on the accompanying condensed consolidated statements of income.

(4)	Reflected in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income.

(5)	Reflected in preferred stock dividends on the accompanying condensed consolidated statements of income.
Liquidity and Capital Resources
As of September 30, 2019, we had approximately $829.4 million in liquidity, consisting of unrestricted cash and cash equivalents of $29.4 million and available borrowings under our Revolving Credit Facility of $800.0 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
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
On February 25, 2019, we entered into an equity distribution agreement (the “Distribution Agreement”) with a consortium of banks acting as sales agents (the “Sales Agents”) to sell shares of our common stock having aggregate gross proceeds of up to $500.0 million from time to time through the Sales Agents (the “ATM Program”). During the three months ended September 30, 2019, we sold 4.2 million shares under the ATM Program at an average price of $21.82 per share, generating gross proceeds of $91.2 million, before $1.3 million of commissions. During the nine months ended September 30, 2019, we sold 15.3 million shares under the ATM Program at an average price of $20.20 per share, generating gross proceeds of $308.5 million, before $4.6 million of commissions. As of September 30, 2019, we had $191.5 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (as defined below) or Credit Agreement significantly limit our ability to use our available liquidity for these purposes.

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
Cash Flows from Operating Activities
Net cash provided by operating activities was $277.0 million for the nine months ended September 30, 2019. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. In addition, net cash provided by operating activities for the nine months ended September 30, 2019 includes a $57.2 million lease termination payment in connection with the transition of the Holiday Communities to our Senior Housing - Managed portfolio. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019, net cash provided by investing activities was $298.5 million and included $321.7 million in sales proceeds related to the disposition of 38 real estate facilities, $13.8 million in repayments of loans receivable and $3.7 million in repayments of preferred equity investments, partially offset by $16.0 million used for tenant improvements, $15.0 million used for the acquisition of two specialty hospitals/other facilities and $9.4 million used to provide additional funding for existing loans receivable.
We expect to continue using available liquidity and proceeds from sales of our common stock under the ATM Program to fund anticipated future real estate investments, loan originations, preferred equity investments and capital expenditures.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities was $595.7 million and included the redemption of $500.0 million aggregate principal amount of outstanding 2021 Notes, $247.2 million of dividends paid to stockholders, $14.0 million of payments of deferred financing costs, $6.9 million of payments related to extinguishment of debt and $2.6 million of principal repayments on secured debt, partially offset by $302.0 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to establishing the ATM Program, and $297.0 million of gross proceeds from the issuance of the 2024 Notes. In addition, during the nine months ended September 30, 2019, we repaid a net amount of $424.0 million on our Revolving Credit Facility.
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
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes”), providing net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses. On October 27, 2019, we redeemed the 2023 Notes at a premium of 101.792%, plus accrued and unpaid interest. As a result of the redemption, we recognized $5.6 million of redemption related costs and write-offs subsequent to September 30, 2019.

2024 Notes. On May 29, 2019, the Issuers issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of approximately $295.3 million after deducting underwriting discounts and other offering expenses. Upon redemption of the 2023 Notes, Sabra Capital Corporation’s obligations as a co-issuer under the 2024 Notes were automatically released and discharged.
2026 and 2027 Notes. In connection with the CCP Merger, on August 17, 2017, Sabra assumed $500 million aggregate principal amount of 5.125% senior notes due 2026 (the “2026 Notes”) and $100 million aggregate principal amount of 5.38% senior notes due 2027 (the “2027 Notes”).
2029 Notes. On October 7, 2019, the Issuers issued $350.0 million aggregate principal amount of 3.90% senior notes due 2029 (the “2029 Notes” and, together with the 2023 Notes, the 2024 Notes, the 2026 Notes and the 2027 Notes, the “Senior Notes”), providing net proceeds of $340.5 million after deducting underwriting discounts and other offering expenses. Upon redemption of the 2023 Notes, Sabra Capital Corporation’s obligations as a co-issuer under the 2029 Notes were automatically released and discharged.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2019, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Effective on September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $250.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2022, $350.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
As of September 30, 2019, the obligations of the Borrowers under the Credit Agreement were guaranteed by us and certain of our subsidiaries. Following the redemption of the 2023 Notes on October 27, 2019, substantially all of the subsidiary guarantors under the Credit Agreement were released; the Credit Agreement remains fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of September 30, 2019, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
Of our 434 properties held for investment, 16 are subject to secured indebtedness to third parties that, as of September 30, 2019, totaled approximately $115.4 million. As of September 30, 2019 and December 31, 2018, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Interest Rate at September 30, 2019 (2)	Maturity Date
Fixed Rate	$115,370	$117,464	3.67%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average interest rate includes private mortgage insurance.

Capital Expenditures
We had $16.0 million and $21.7 million of capital expenditures for the nine months ended September 30, 2019 and 2018, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will not exceed $57.0 million, of which $43.0 million will directly result in incremental rental income.
Dividends
We paid dividends of $247.2 million on our common stock during the nine months ended September 30, 2019. On October 30, 2019, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on November 29, 2019 to common stockholders of record as of November 15, 2019.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 434 real estate properties held for investment as of September 30, 2019 is diversified by location across the United States and Canada.
For the three and nine months ended September 30, 2019, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the nine months ended September 30, 2019 (excluding the one-time lease termination income of $66.9 million), 56.5% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs. The amount to be paid is determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represent the level of services required to treat different conditions and levels of acuity.
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
On July 30, 2019, CMS released final fiscal year 2020 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.4% over fiscal year 2019 payments (comprised of a market basket increase of 2.8% less the productivity adjustment of 0.4%). The new payment rates became effective on October 1, 2019.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of September 30, 2019 (in thousands):

		October 1 through December 31, 2019		Year Ending December 31,
	Total		2020	2021	2022	2023	After 2023
Secured indebtedness (1)	$163,668	$1,822	$7,288	$22,203	$6,154	$6,154	$120,047
Revolving Credit Facility (2)	235,325	2,257	8,978	8,954	8,954	206,182	—
Term Loans (3)	1,342,462	8,032	32,338	35,713	283,588	375,502	607,289
Senior Notes (4)	1,444,735	15,385	56,155	56,155	56,155	250,780	1,010,105
Operating leases	2,982	103	426	445	467	507	1,034
Total	$3,189,172	$27,599	$105,185	$123,470	$355,318	$839,125	$1,738,475

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $48.3 million, which is attributable to fixed rate debt.

(2)
Revolving Credit Facility includes payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility and also includes interest payments through the maturity date (assuming no exercise of our two six-month extension options). Total interest on the Revolving Credit Facility is $35.3 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $148.1 million, which reflects the impact of interest rate swaps.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $344.7 million.
In addition to the above, as of September 30, 2019, we have committed to provide up to $3.0 million of future funding related to four loans receivable investments with maturity dates ranging from March 2020 to December 2022.
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
Interest rate risk. As of September 30, 2019, our indebtedness included $1.1 billion aggregate principal amount of Senior Notes outstanding, $115.4 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.2 billion in Term Loans and $200.0 million outstanding under the Revolving Credit Facility. As of September 30, 2019, we had $1.4 billion of outstanding variable rate indebtedness and $800.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of September 30, 2019, our share of unconsolidated joint venture debt was $376.0 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of September 30, 2019, we had interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. As of September 30, 2019, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate derivative instruments, income would decrease by $7.8 million or increase by $8.3 million, respectively, for the twelve months following September 30, 2019.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $146.4 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2019, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2019, our cash flows would have decreased or increased, as applicable, by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Ninth Supplemental Indenture, dated October 7, 2019, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 7, 2019).

10.1
Fifth Amended and Restated Credit Agreement, dated September 9, 2019, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as a guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent and L/C Issuer; Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents and L/C Issuers; BMO Harris Bank, N.A., The Bank of Nova Scotia, MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., BBVA USA, Fifth Third Bank, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation and Suntrust Bank, as Co-Documentation Agents; BofA Securities, Inc., as Joint Lead Arranger and Sole Bookrunner; and Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 11, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Ex.	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: October 30, 2019	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)