Form 10-K
period 2019-12-31
Sabra Health Care REIT, Inc.
filed 2020-02-24
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34950

 SABRA HEALTH CARE REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-2560479
(State of Incorporation)	(I.R.S. Employer Identification No.)
18500 Von Karman Avenue, Suite 550
Irvine, CA 92612
(888) 393-8248
(Address, zip code and telephone number of Registrant)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SBRA	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.7 billion
As of February 17, 2020, there were 205,274,476 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019, are incorporated by reference in Part III herein.

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

•	the significant amount of and our ability to service our indebtedness;

•	covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	increases in market interest rates;

•	the potential phasing out of the London Interbank Offered Rate (“LIBOR”) benchmark after 2021;

•	our ability to raise capital through equity and debt financings;

•	changes in foreign currency exchange rates;

•	the relatively illiquid nature of real estate investments;

•	the loss of key management personnel;

•	uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;

•	the impact of a failure or security breach of information technology in our operations;

•	our ability to maintain our status as a real estate investment trust (“REIT”) under the federal tax laws;

•	changes in tax laws and regulations affecting REITs (including the potential effects of the Tax Cuts and Jobs Act);

•	compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT; and

•	the ownership limits and takeover defenses in our governing documents and under Maryland law, which may restrict change of control or business combination opportunities.
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
As of December 31, 2019, our investment portfolio consisted of 429 real estate properties held for investment (consisting of (i) 296 skilled nursing/transitional care facilities, (ii) 62 senior housing communities (“Senior Housing - Leased”), (iii) 46 senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”) and (iv) 25 specialty hospitals and other facilities), one investment in a direct financing lease, 18 investments in loans receivable (consisting of (i) one mortgage loan, (ii) one construction loan and (iii) 16 other loans), nine preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2019, our real estate properties held for investment included 43,112 beds/units, spread across the U.S. and Canada. As of December 31, 2019, the substantial majority of our real estate properties (excluding 46 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years.
We expect to continue to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose-built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and facility type through select asset sales and other arrangements with our tenants. During the year ended December 31, 2019, we completed the following transactions related to facilities previously operated by Senior Care Centers: (i) the sale of 29 facilities (27 skilled nursing/transitional care facilities and two senior housing communities) and (ii) the transition of eight facilities to a current operator in the Sabra portfolio.
We employ a disciplined, opportunistic approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
We were incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following our separation from Sun. We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT.
Our principal executive offices are located at 18500 Von Karman Avenue, Suite 550, Irvine, CA 92612, and our telephone number is (888) 393-8248. We maintain a website at www.sabrahealth.com. Sabra Health Care REIT, Inc. files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make such filings available free of charge on our website as soon as reasonably practicable after such information has been filed or furnished with the SEC.
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities and select behavioral, acute care and other hospitals. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2017 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 3.1% between 2016 and 2020 and 3.7% between 2016 and 2025. According to the 2014 National Population Projections published by the U.S. Census Bureau, life expectancy is expected to increase to 81.7 years in 2030 from 79.4 years in 2015. Furthermore, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2017, only 12.8% of nursing home and senior housing properties were owned by publicly traded REITs. The highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.

Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2018-2027 published by the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $171 billion in 2018 to approximately $271 billion in 2027, representing a compounded annual growth rate of 5.3%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2018-2027, hospital care expenditures are projected to grow from approximately $1.2 trillion in 2018 to approximately $2.0 trillion in 2027, representing a compounded annual growth rate of 5.7%. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2019, our investment portfolio consisted of 429 real estate properties held for investment, one investment in a direct financing lease, 18 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. Of our 429 properties held for investment as of December 31, 2019, we owned fee title to 423 properties and title under ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2019:

•	Skilled Nursing/Transitional Care Facilities
Skilled nursing facilities. Skilled nursing facilities provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living. A typical skilled nursing facility includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities.
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
Assisted living communities. Assisted living communities provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. Assisted living communities typically are comprised of studios and one and two bedroom suites equipped with private bathrooms and efficiency kitchens.
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
Continuing care retirement communities. Continuing care retirement communities, or CCRCs, provide, as a continuum of care, the services described above for independent living communities, assisted living communities, memory care communities and skilled nursing facilities in an integrated campus.

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
Addiction treatment centers. Addiction treatment centers provide treatment services for chemical dependence and substance addictions, which may include inpatient care, outpatient care, medical detoxification, therapy and counseling.
Residential services facilities. Residential services facilities provide services in home and community-based settings, which may include assistance with activities of daily living.
Other facilities. Other facilities include facilities other than those described above that are not classified as skilled nursing/transitional care or senior housing.

Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2019 (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Consolidated Total	% of Consolidated Total	Unconsolidated JV Senior Housing - Managed	Total	% of Total
Texas	40	9	5	14	68	15.8%	29	97	16.2%
Indiana	14	1	—	1	16	3.7	21	37	6.2
Washington	15	1	1	—	17	4.0	17	34	5.7
California	24	1	1	4	30	7.0	—	30	5.0
Oregon	15	4	—	—	19	4.4	11	30	5.0
Kentucky	24	—	—	2	26	6.1	1	27	4.5
Ohio	6	1	—	—	7	1.6	15	22	3.7
Wisconsin	5	3	3	—	11	2.6	10	21	3.5
Pennsylvania	3	—	5	1	9	2.1	11	20	3.3
Massachusetts	18	—	—	—	18	4.2	—	18	3.0
Other (34 states & Canada)	132	42	31	3	208	48.5	55	263	43.9

Total	296	62	46	25	429	100.0%	170	599	100.0%

% of Consolidated Total	69.0%	14.5%	10.7%	5.8%	100.0%

% of Total	49.4%	10.3%	7.7%	4.2%	71.6%		28.4%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Consolidated Total	% of Consolidated Total	Unconsolidated JV Senior Housing - Managed	Total	% of Total
Texas	97	4,816	577	743	366	6,502	15.1%	1,122	7,624	15.1%
Kentucky	27	2,598	—	—	100	2,698	6.3	55	2,753	5.4
Indiana	37	1,547	140	—	48	1,735	4.0	963	2,698	5.3
California	30	2,058	58	102	340	2,558	5.9	—	2,558	5.1
Washington	34	1,591	52	113	—	1,756	4.1	725	2,481	4.9
Oregon	30	1,520	377	—	—	1,897	4.4	399	2,296	4.5
Massachusetts	18	2,209	—	—	—	2,209	5.1	—	2,209	4.4
North Carolina	15	1,454	—	237	—	1,691	3.9	—	1,691	3.3
New York	10	1,566	—	105	—	1,671	3.9	—	1,671	3.3
Missouri	15	1,392	—	184	—	1,576	3.7	—	1,576	3.1
Other (34 states & Canada)	286	12,539	2,616	3,325	339	18,819	43.6	4,274	23,093	45.6

Total	599	33,290	3,820	4,809	1,193	43,112	100.0%	7,538	50,650	100.0%

% of Consolidated Total		77.2%	8.9%	11.1%	2.8%	100.0%

% of Total		65.7%	7.5%	9.5%	2.4%	85.1%		14.9%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	68	$384,682	$81,305	$156,225	$196,098	$818,310	13.9%
California	30	435,612	18,160	36,340	224,761	714,873	12.2
Oregon	19	261,316	86,860	—	—	348,176	5.9
Maryland	9	322,390	6,681	—	—	329,071	5.6
New York	10	297,326	—	19,945	—	317,271	5.4
Kentucky	26	228,773	—	—	39,696	268,469	4.6
Washington	17	188,548	10,686	27,636	—	226,870	3.8
Indiana	16	174,427	26,161	—	5,310	205,898	3.5
Arizona	8	31,977	10,348	37,969	121,757	202,051	3.4
North Carolina	15	123,462	—	68,251	—	191,713	3.3
Other (31 states & Canada) (2)	211	1,253,153	390,487	561,405	52,099	2,257,144	38.4

Total	429	$3,701,666	$630,688	$907,771	$639,721	$5,879,846	100.0%

% of Total		63.0%	10.7%	15.4%	10.9%	100.0%

(1)	Represents the undepreciated book value of our real estate held for investment as of December 31, 2019. Excludes unconsolidated joint venture.

(2)	Investment balance in Canada is based on the exchange rate as of December 31, 2019 of $0.7682 per CAD $1.00.

Loans Receivable and Other Investments
As of December 31, 2019 and 2018, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2019
Investment	Quantity as of December 31, 2019	Property Type	Principal Balance as of December 31, 2019 (1)	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2019
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$18,577	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	2,468	2,487	4,629	8.0%	7.8%	09/30/22
Mezzanine	—	Skilled Nursing	—	—	2,188	N/A	N/A	N/A
Other	16	Multiple	46,059	42,147	45,324	6.8%	7.0%	09/23/19- 08/31/28
	18		67,527	63,634	70,718	7.8%	7.9%

Loan loss reserve			—	(564)	(1,258)
			67,527	63,070	69,460
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	43,893	44,304	44,262	12.0%	12.0%	N/A
Total	27		$111,420	$107,374	$113,722	9.4%	9.6%

(1)	Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2019, no tenant relationship represented 10% or more of our total revenues.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 429 properties held for investment as of December 31, 2019 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2019. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. The annual occupancy percentages of our stabilized properties over the last three fiscal years ranged between 82.1% and 84.0% for our skilled nursing/transitional care facilities, between 86.7% and 87.8% for our Senior Housing - Leased communities, between 87.7% and 91.5% for our Senior Housing - Managed communities and between 71.0% and 79.2% for our specialty hospitals and other facilities. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants and borrowers, which information is provided quarterly in arrears, on an annualized basis as of December 31, 2019, 57.7% of our tenants’, borrowers’ and equity investees’ revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2019, the substantial majority of our real estate properties held for investment (excluding 46 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2019, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other parties related to the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2019, our real estate properties held for investment included 46 Senior Housing - Managed communities operated by six third-party property managers pursuant to property management agreements. In addition, as of December 31, 2019, the Enlivant Joint Venture owned 170 Senior Housing - Managed communities managed by Enlivant. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.
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
Significant Experience in Proactive Asset Management
The members of our management team have significant experience developing systems to collect and evaluate data relating to the underlying operational and financial success of healthcare companies and healthcare-related real estate assets. We are able to utilize this experience and expertise to provide our operators, when requested, with assistance in the areas of marketing, development, facility expansion and strategic planning. We have also developed a proprietary information technology system that allows us to efficiently and effectively collect tenant, financial, asset management and acquisitions information. Leveraging this system allows us to be lean in our operations and proactive in sharing information with our tenants and operators where we can be helpful to them. We actively monitor the operating results of our tenants, and, when requested, we offer support to our operators to identify and capitalize on opportunities to improve the operations of our facilities and the overall financial and operating strength of our operators.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2019, we had over $1.0 billion in liquidity, consisting of unrestricted cash and cash equivalents of $39.1 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.75 billion (up from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in December 2022, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
We intend to maintain a mix of Revolving Credit Facility debt, term loan debt, secured debt and unsecured term debt, which, together with our anticipated ability to complete future equity financings (including through our New ATM Program, as defined below), we expect will fund the growth of our operations. Further, we may opportunistically seek access to U.S. government agency financing, including through Fannie Mae, Freddie Mac and HUD, in appropriate circumstances in connection with acquisitions.
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 69 as of December 31, 2019. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
Strategic Capital Improvements
We intend to continue to support operators by providing capital to them for a variety of purposes, including for capital expenditures and facility modernization. We expect to structure the majority of these investments as either lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term.

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
 Our Employees
As of December 31, 2019, we employed 34 full-time employees, including our executive officers, none of whom is subject to a collective bargaining agreement.
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
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. On January 20, 2017, the President issued an executive order aimed at seeking the prompt repeal of the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”), and on December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”), which amends certain provisions of the Affordable Care Act.  Amendments to or repeal of the Affordable Care Act and regulatory changes could impose further limitations on government payments to our tenants. On July 31, 2018, CMS issued a final rule, CMS-1696-F, which includes changes to the case-mix classification system used under the Prospective Payment System. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7 for additional information.
As of December 31, 2019, our subsidiaries owned 13 healthcare facilities (seven skilled nursing/transitional care facilities and six senior housing communities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
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
Many of our tenants and operators depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue. The reduction in reimbursement rates from third-party payors, including insurance companies and the Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants and operators, may result in a reduction in our tenants’ and operators’ revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during claims settlement processes or as a result of post-payment audits. Furthermore, new laws and regulations could impose additional limitations on government and private payments to healthcare providers. For example, our tenants and operators may be affected by health reform initiatives that modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste (e.g., the implementation of a voluntary bundled payment program and the creation of accountable care organizations). We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants and operators. Although moderate reimbursement rate reductions may not affect our tenants’ ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.
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
As of December 31, 2019, our investment portfolio included 170 properties owned through an unconsolidated joint venture. This joint venture involves risks not present with respect to our wholly owned properties, including the following:

•
We may be unable to take specific major actions, or such actions may be delayed, if our joint venture partner disagrees with such action, due to arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

•	For the joint venture in which we have a non-controlling interest, our joint venture partner may take actions with which we disagree;

•
Under our joint venture agreement, as of January 2, 2020, our partner in the joint venture has the right to transfer its 51% equity interest in the joint venture, subject to our right of first offer, and also has the right to require us to sell our interest in the joint venture in the same transaction pursuant to a drag-along obligation; in the event that our partner wishes to transfer its interest, we would need to decide between acquiring the 51% equity interest at that time or potentially being required to sell some or all of our own 49% equity interest in a sale to a third party;

•	Our ability to sell or transfer our interest in the joint venture on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with our partner;

•	We may be required to contribute additional capital if our joint venture partner fails to fund its share of required capital contributions;

•	Upon bankruptcy of a joint venture entity, we may become liable for the obligations of the joint venture;

•
Our joint venture partner might have economic or other business interests or goals that are inconsistent with our business interests or goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the properties owned by the joint venture;

•
Disagreements with our joint venture partner could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the properties owned by the joint venture, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by our joint venture partner with respect to our joint venture investment.
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
We have substantial indebtedness and have the ability to incur significant additional indebtedness and other liabilities.
As of December 31, 2019, we had outstanding indebtedness of $2.4 billion, which consisted of $1.3 billion of Senior Notes (as defined below), $1.1 billion in Term Loans (as defined below) and aggregate secured indebtedness to third parties of $114.8 million on certain of our properties, and we had $1.0 billion available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:

•	It may increase our cost of borrowing;

•	It may limit our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements;

•	It may expose us to the risk of increased interest rates under debt instruments subject to variable rates of interest, such as our Revolving Credit Facility;

•	It may adversely impact our credit ratings;

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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Term Loans and any amounts outstanding under our Revolving Credit Facility, on commercially reasonable terms or at all. In particular, our Term Loans and our Revolving Credit Facility will mature prior to the maturity of the majority of the Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Credit Agreement and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Covenants in our debt agreements restrict our and our subsidiaries’ activities and could adversely affect our business.
Our debt agreements, including the agreement governing our 2027 Notes (as defined below) and the Credit Agreement, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including:

•	Incurring additional secured and unsecured debt;

•	Paying dividends or making other distributions on, redeeming or repurchasing capital stock;

•	Entering into transactions with affiliates;

•	Issuing stock of or interests in subsidiaries;

•	Engaging in non-healthcare related business activities;

•	Creating restrictions on the ability of certain of our subsidiaries to pay dividends or other amounts to us;

•	Selling assets; or

•	Effecting a consolidation or merger or selling substantially all of our assets.
The agreement governing our 2027 Notes also restricts us from making certain investments. The indentures governing our 2024 Notes, our 2026 Notes and our 2029 Notes (each as defined below) contain certain of the above restrictions as well. These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Agreement requires us to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth ratio, as well as satisfy other financial condition tests. The indentures governing the 2024 Notes and 2029 Notes require us to comply with an unencumbered asset ratio, and the agreement governing our 2027 Notes requires us to comply with specified financial covenants, which include a maximum leverage ratio, a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, a minimum unsecured interest coverage ratio and a minimum unencumbered debt yield ratio. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which, if not cured or waived, could result in such debt becoming immediately due and payable. Further, certain change in control events could result in an event of default under the agreement governing our 2027 Notes. Any of these events of default, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders and holders and/or amend the covenants. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.
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
Our Credit Agreement uses LIBOR as a reference rate for our U.S. dollar Term Loans and Revolving Credit Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In addition, although not expected, replacing LIBOR with an alternative reference rate for any of our debt (or other changes to our debt in connection with such replacement) could be a taxable event.
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

•	Our bylaws require advance notice of stockholder proposals and director nominations;

•
“Business combination” provisions of Maryland law, subject to certain limitations, impose a moratorium on business combinations with “interested stockholders” or affiliates thereof for five years and thereafter impose additional requirements on such business combinations; and

•
“Control share” provisions of Maryland law that provide that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Sabra is subject to the Maryland business combination statute. Our bylaws contain a provision exempting us from the control share provisions of the Maryland General Corporation Law (the “MGCL”). There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what currently is provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland or the United States District Court for the District of Maryland, Baltimore Division will be the sole and exclusive forum for substantially all disputes between our company and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our directors, officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of our company to our company or to the stockholders of our company, (iii) any action asserting a claim against our company or any director or officer or other employee of our company arising pursuant to any provision of Maryland law, our charter or our bylaws, or (iv) any action asserting a claim against our company or any director or officer or other employee of our company that is governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act of 1933, or any other claim for which the federal courts have exclusive jurisdiction. This exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with our company or our directors, officers or other employees, which may discourage lawsuits against our company and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Circuit Court for Baltimore City, Maryland could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Maryland. The Circuit Court for Baltimore City, Maryland may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to our company than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ charters and bylaws has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.
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
Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. Moreover, the 2017 Tax Act amends the Code such that income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create timing differences between net taxable income and the receipt of cash attributable to such income. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

In the event that such an insufficiency occurs, in order to meet the 90% distribution requirement and maintain our status as a REIT, we may have to sell assets at unfavorable prices, borrow at unfavorable terms, make taxable stock dividends, or pursue other strategies. This may require us to raise additional capital to meet our obligations. The terms of our Credit Agreement and the terms of the Senior Notes Indentures may restrict our ability to engage in some of these transactions.
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
The IRS issued a Revenue Procedure treating certain distributions that are paid by an SEC-registered REIT partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes so long as at least 20% of the total dividend is available in cash. However, if we make such a distribution, U.S. holders would be required to include the full amount of the dividend (i.e., the cash and stock portion) as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. holder may be required to pay income taxes with respect to such dividends in excess of the cash received. If a U.S. holder sells our stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to non-U.S. holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, these sales may put downward pressure on the trading price of our stock. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable dividends payable in cash and/or stock, including on a retroactive basis, or assert that the requirements for such taxable dividends have not been met.

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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. Under the 2017 Tax Act, such overall limitation on the value of a REIT’s total assets consisting of stock or securities of one or more TRSs was reduced to 20%. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns, but as a result of the enactment of the 2017 Tax Act, net operating loss (“NOL”) carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the 2017 Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely. In addition, for taxable years beginning after December 31, 2017, taxpayers, including TRSs, may be subject to a limitation on their ability to deduct net business interest generally equal to 30% of adjusted taxable income, subject to certain exceptions. This provision may limit the ability of our TRSs to deduct interest, which could increase their taxable income. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2019, our investment portfolio consisted of 429 real estate properties held for investment (consisting of (i) 296 skilled nursing/transitional care facilities, (ii) 62 Senior Housing - Leased communities, (iii) 46 Senior Housing - Managed communities and (iv) 25 specialty hospitals and other facilities), one investment in a direct financing lease, 18 investments in loans receivable (consisting of (i) one mortgage loan, (ii) one construction loan and (iii) 16 other loans), nine preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2019, our real estate properties held for investment included 43,112 beds/units, spread across the U.S. and Canada. As of December 31, 2019, the substantial majority of our real estate properties (excluding 46 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2019, net of repositioning reserves, if applicable, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing/Transitional Care (1)	Senior Housing - Leased (1)	Specialty Hospitals and Other	Total Annualized Revenues	% of Revenue
2020 (2)	$11,641	$—	$1,241	$12,882	3.0%
2021	4,557	1,165	—	5,722	1.3%
2022	24,121	4,990	3,965	33,076	7.8%
2023	8,851	—	—	8,851	2.1%
2024	32,417	4,485	—	36,902	8.7%
2025	9,702	8,111	—	17,813	4.2%
2026	24,710	603	—	25,313	6.0%
2027	38,427	2,463	32,727	73,617	17.3%
2028	14,729	7,694	3,919	26,342	6.2%
2029	52,825	3,511	5,628	61,964	14.6%
Thereafter	99,529	18,257	4,253	122,039	28.8%

Total Annualized Revenues	$321,509	$51,279	$51,733	$424,521	100.0%

(1)	Excludes (i) Senior Housing - Managed communities and (ii) two non-operational skilled nursing/transitional care facilities.

(2)
2020 lease expirations include (i) for skilled nursing/transitional care leases, $4.9 million in the second quarter, $1.0 million in the third quarter and $5.7 million in the fourth quarter (on December 31, 2020) and (ii) for specialty hospitals and other leases, $1.2 million in the fourth quarter.

We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Properties” in Part I, Item 1.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2019	2018	2017
Skilled Nursing/Transitional Care	82.1%	82.8%	84.0%
Senior Housing - Leased	87.0%	86.7%	87.8%
Specialty Hospitals and Other	71.0%	76.7%	79.2%
Senior Housing - Managed	87.7%	91.5%	90.6%
Unconsolidated Joint Venture Senior Housing - Managed	82.2%	81.7%	N/A

(1)
Occupancy percentage represents the facilities’ average operating occupancy for the period indicated and is calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy percentage includes only facilities owned by Sabra as of the end of the respective period for the duration that such facilities were classified as stabilized facilities and excludes facilities for which data is not available or meaningful. Occupancy is only included in periods subsequent to our acquisition, except for the facilities previously owned by Care Capital Properties, Inc. (“CCP”) which are presented as if these real estate investments were owned by Sabra during the entirety of the periods presented, and is presented for the trailing twelve month period and one quarter in arrears, except for Senior Housing - Managed, which is presented for the current period on a trailing three month basis. All facility financial performance information was provided by, or derived solely from information provided by, operators/tenants without independent verification by us.
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
Secured Indebtedness
Of our 429 properties held for investment, 16 are subject to secured indebtedness to third parties that, as of December 31, 2019, totaled approximately $114.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2019 and 2018, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Interest Rate at December 31, (2)
Interest Rate Type	2019	2018	2019	2018	Maturity Date
Fixed Rate	$114,777	$117,464	3.67%	3.66%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of December 31, 2019 and 2018, respectively.

(2)	Weighted average interest rate includes private mortgage insurance.
Corporate Office
We are headquartered and have our corporate office in Irvine, California. We lease our corporate office from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 16, “Commitments and Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “SBRA.”
At February 17, 2020, we had approximately 5,170 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2019.
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Senior Notes Indentures and the Credit Agreement permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the Senior Notes Indentures, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2019	2018	2017
Non-qualified ordinary dividends	$0.9098	$1.0905	$1.2288
Qualified ordinary dividends	0.0367	0.0112	—
Long-term capital gains	—	0.2132	—
Unrecaptured Section 1250	—	0.4851	—
Non-dividend distributions	0.8535	—	0.5012
	$1.8000	$1.8000	$1.7300

	Year Ended December 31,
Preferred Stock (1)	2018	2017
Non-qualified ordinary dividends	$0.4496	$1.7813
Qualified ordinary dividends	0.0047	—
Long-term capital gains	0.0879	—
Unrecaptured Section 1250	0.2000	—
	$0.7422	$1.7813
(1) We redeemed all outstanding shares of our Series A Preferred Stock on June 1, 2018. See Note 11, “Equity,” in the Notes to Consolidated Financial Statements for additional information.

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2019. The graph assumes that $100 was invested at the close of market on December 31, 2014 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$200.00
$150.00
$100.00
$50.00
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our merger with CCP and our other acquisitions and new investments from 2015 through 2019. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Balance sheet data:
Total real estate investments, net	$5,341,370	$5,853,545	$5,994,432	$2,009,939	$2,039,616
Loans receivable and other investments, net	$107,374	$113,722	$114,390	$96,036	$300,177
Investment in unconsolidated joint venture	$319,460	$340,120	$—	$—	$—
Cash and cash equivalents	$39,097	$50,230	$518,632	$25,663	$7,434
Total assets	$6,069,299	$6,665,303	$7,032,277	$2,265,919	$2,468,837
Secured debt, net	$113,070	$115,679	$256,430	$160,752	$174,846
Revolving credit facility	$—	$624,000	$641,000	$26,000	$255,000
Term loans, net	$1,040,258	$1,184,930	$1,190,774	$335,673	$264,229
Senior unsecured notes, net	$1,248,773	$1,307,394	$1,306,286	$688,246	$685,704
Total liabilities	$2,580,839	$3,410,556	$3,595,028	$1,250,310	$1,414,961
Total Sabra Health Care REIT, Inc. stockholders’ equity	$3,488,460	$3,250,414	$3,432,807	$1,015,574	$1,053,770

Operating data:
Total revenues	$661,736	$623,409	$408,281	$268,250	$238,864
Net income attributable to common stockholders	$68,996	$269,314	$148,141	$60,034	$69,171
Net income attributable to common stockholders per share, basic	$0.37	$1.51	$1.40	$0.92	$1.11
Net income attributable to common stockholders per share, diluted	$0.37	$1.51	$1.40	$0.92	$1.11

Other data:
Cash flows provided by operations	$372,475	$360,586	$135,789	$175,928	$121,101
Cash flows provided by (used in) investing activities	$262,844	$(258,494)	$(182,560)	$142,363	$(489,226)
Cash flows (used in) provided by financing activities	$(646,180)	$(629,344)	$598,817	$(300,898)	$314,078
Dividends declared and paid per common share	$1.80	$1.80	$1.73	$1.67	$1.60

Weighted-average number of common shares outstanding, basic	187,172,210	178,305,738	105,621,242	65,284,251	62,235,014
Weighted-average number of common shares outstanding, diluted—net income and FFO attributable to common stockholders	188,127,092	178,721,744	105,842,434	65,520,672	62,460,239
Weighted-average number of common shares outstanding, diluted—AFFO attributable to common stockholders	188,775,872	179,338,881	106,074,862	65,904,435	62,659,935
FFO attributable to common stockholders (1)	$393,310	$355,002	$211,267	$164,439	$132,411
Diluted FFO attributable to common stockholders per common share (1)	$2.09	$1.99	$2.00	$2.51	$2.12
AFFO attributable to common stockholders (1)	$392,775	$379,037	$242,278	$161,465	$133,913
Diluted AFFO attributable to common stockholders per common share (1)	$2.08	$2.11	$2.28	$2.45	$2.14

(1)
We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint venture, real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations” in Part II, Item 7.

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
Overview
In 2017 and 2018, we completed a series of transactions—including our merger with CCP (“CCP Merger”), sales of 67 facilities leased to Genesis Healthcare, Inc., investment in an unconsolidated joint venture with Enlivant and TPG Real Estate (“Enlivant Joint Venture”) and entry into a new credit agreement (which was further amended and restated on September 9, 2019, the Credit Agreement as defined below)—that have significantly enhanced our scale and increased our diversification. Additionally, Sabra has substantially completed the repositioning of the CCP portfolio, which included a combination of lease modifications, working capital advances, transitioning facilities to other Sabra tenants and strategic sales or closures of underperforming facilities (including the sales of Senior Care Centers facilities described below under “—Dispositions”). In 2019, we completed multiple transactions in the equity and debt markets, as described below under “—At-The-Market Common Stock Offering Program” and “—Senior Unsecured Notes”, respectively, that resulted in an improvement in our leverage.
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
Acquisitions
During the year ended December 31, 2019, we acquired two senior housing communities, two specialty hospitals/other facilities and one Senior Housing - Managed community for an aggregate $51.1 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2019, we completed the sale of 39 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $323.6 million. The net carrying value of the assets and liabilities of these facilities was $321.3 million, which resulted in an aggregate $2.3 million net gain on sale.
On February 15, 2019, we entered into a settlement agreement with Senior Care Centers in connection with the notices of default and lease termination we issued to Senior Care Centers during the third quarter of 2018. In accordance with the order entered by the bankruptcy court in March 2019, the settlement agreement provided for the discharge of our claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which was applied to pay post-petition rent. We recorded $6.2 million of such post-petition rent during the year ended December 31, 2019. On April 1, 2019, we completed the sale of 28 facilities (26 skilled nursing/transitional care facilities and two senior housing communities) previously operated by Senior Care Centers and received gross sales proceeds of $282.5 million. In connection with the sale, we entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. In May 2019, we transitioned eight facilities previously operated by Senior Care Centers to a current operator in the Sabra portfolio, and we subsequently sold the remaining two facilities previously operated by Senior Care Centers (one during the fourth quarter of 2019 and one in January 2020). During the year ended December 31, 2019, we recorded an impairment charge of $95.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to our estimated contractual indemnification obligations. As of December 31, 2019, we adjusted our contractual indemnification obligations estimate down to $8.8 million.
Holiday
On December 19, 2018, we entered into a letter of intent to terminate our triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into management agreements pursuant to which Holiday would manage the Holiday Communities. On April 1, 2019, we completed the conversion of the Holiday Communities to our Senior Housing - Managed portfolio and recognized lease termination income of $66.9 million, which includes a $57.2 million lease termination payment received in exchange for terminating the Holiday master lease and a $9.7 million gain related to the assumption of fixed assets and liabilities.
Credit Agreement
Effective on September 9, 2019, we and certain of our subsidiaries entered into the Credit Agreement. See “—Liquidity and Capital Resources—Loan Agreements—Credit Agreement.”
At-The-Market Common Stock Offering Program
On February 25, 2019, we established an at-the-market equity offering program (the “Prior ATM Program”) to sell shares of our common stock from time to time through a consortium of banks acting as sales agents (the “Prior Sales Agents”). During the year ended December 31, 2019, we sold 23.9 million shares under the Prior ATM Program at an average price of $20.92 per share, generating gross proceeds of $500.0 million, before $7.5 million of commissions. On December 5, 2019, the Prior ATM Program automatically terminated in accordance with its terms upon the issuance and sale of the maximum aggregate amount of the shares subject to the Prior ATM Program.
On December 11, 2019, we established a new ATM program (the “New ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During December 2019, we sold 2.9 million shares under the New ATM Program at an average price of $20.86 per share, generating gross proceeds of $60.0 million, before $0.2 million of commissions.
Senior Unsecured Notes
On May 29, 2019, we completed an underwritten public offering of $300.0 million aggregate principal amount of 4.80% senior unsecured notes due 2024, resulting in net proceeds of $295.3 million after deducting underwriting discounts and other offering expenses.
On June 29, 2019, we redeemed all $500.0 million aggregate principal amount outstanding of the 5.5% senior unsecured notes due 2021 at a premium of 101.375%, plus accrued and unpaid interest. The redemption resulted in $10.1 million of redemption related costs and write-offs, consisting of $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs.
On October 7, 2019, we completed an underwritten public offering of $350.0 million aggregate principal amount of 3.90% senior unsecured notes due 2029, resulting in net proceeds of $340.5 million after deducting underwriting discounts and other offering expenses.
On October 27, 2019, we redeemed all $200.0 million aggregate principal amount outstanding of the 5.375% senior unsecured notes due 2023 at a premium of 101.792%, plus accrued and unpaid interest. The redemption resulted in $5.6 million of redemption related costs and write-offs, consisting of $3.6 million in payments made to noteholders and legal fees for early redemption and $2.0 million of write-offs associated with unamortized deferred financing costs.

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
We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. As of December 31, 2019, we determined that we were not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to our assessment of VIEs and whether we are the primary beneficiary of those VIEs, we evaluate the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if we participate in the majority of the borrower’s expected residual profit, we would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2019, none of our investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, we assess any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. We also apply this guidance to managing member interests in limited liability companies. We reassess our determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2019, our determination of which entity controls our investments in joint ventures has not changed as a result of any reassessment.
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
Impairment of Real Estate Investments
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on our best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, discount rates, market capitalization rates and recent sales data for comparable properties. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments.
Revenue Recognition
We recognize rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when it is probable that substantially all rents over the life of a lease are collectible. Certain of our leases provide for contingent rents equal to a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the applicable base amount or other threshold.
We assess the collectability of rents on a lease-by-lease basis, and in doing so, consider such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. Our assessment includes an estimation of a tenant’s ability to fulfill all of its rental obligations over the remaining lease term. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received, and all receivables associated with the lease will be written off irrespective of amounts expected to be collectible. Any recoveries of these amounts will be recorded in future periods upon receipt of payment. Write-offs of receivables and any recoveries of previously written-off receivables are recorded as adjustments to rental revenue.
Revenue from resident fees and services is recorded monthly as services are provided and includes resident room and care charges, ancillary services charges and other resident charges.
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
As of December 31, 2019, we had no asset-specific loan loss reserve, and we had a $0.7 million asset-specific loan loss reserve as of December 31, 2018. During the years ended December 31, 2019, 2018 and 2017, we recorded a provision for asset-specific loan losses of $1.2 million, $0.7 million and $4.8 million, respectively. As of December 31, 2019, we did not consider any loans receivable investments to be impaired. As of December 31, 2018, we considered one loan receivable investment to be impaired, which had a principal balance of $1.3 million and $1.4 million as of December 31, 2018 and 2017, respectively.
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
As of each of December 31, 2019 and 2018, our portfolio-based loan loss reserve totaled $0.6 million. During the years ended December 31, 2019 and 2018, we increased our portfolio-based loan loss reserve by $4,000 and $0.5 million, respectively, and during the year ended December 31, 2017, we decreased our portfolio-based loan loss reserve by $0.3 million.
Interest Income
Interest income on our loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on nonaccrual status, and we will not recognize interest income until the cash is received, or the loan returns to accrual status. If we determine that the collection of interest according to the contractual terms of the loan or through the receipts of assets in satisfaction of contractual amounts due is probable, we will resume the accrual of interest. In instances where borrowers are in default under the terms of their loans, we may continue recognizing interest income provided that all amounts owed under the contractual terms of the loan, including accrued and unpaid interest, do not exceed the estimated fair value of the collateral, less costs to sell. As of December 31, 2019, two loans receivable with no book value were on nonaccrual status.
Preferred Equity Investments and Preferred Return
Preferred equity investments are accounted for at unreturned capital contributions, plus accrued and unpaid preferred returns. We recognize preferred return income on a monthly basis based on the outstanding investment including any previously accrued and unpaid return. As a preferred member of the preferred equity joint ventures in which we participate, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to currently pay the accrued preferred return. As of December 31, 2019, we did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

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
Results of Operations
As of December 31, 2019, our investment portfolio consisted of 429 real estate properties held for investment, one investment in a direct financing lease, 18 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2018, our investment portfolio consisted of 470 real estate properties held for investment, one investment in a direct financing lease, 22 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
A discussion of our results of operations for the year ended December 31, 2017 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2018 and 2017” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2019	2018
Revenues:
Rental and related revenues	$452,138	$536,605	$(84,467)	(16)%	$(48,785)	$(35,682)
Interest and other income	81,540	16,667	64,873	389%	(3,438)	68,311
Resident fees and services	128,058	70,137	57,921	83%	(923)	58,844
Expenses:
Depreciation and amortization	181,549	191,379	(9,830)	(5)%	(13,635)	3,805
Interest	126,610	147,106	(20,496)	(14)%	—	(20,496)
Triple-net portfolio operating expenses	22,215	—	22,215	NM	—	22,215
Senior housing - managed portfolio operating expenses	86,257	49,546	36,711	74%	(549)	37,260
General and administrative	30,462	36,458	(5,996)	(16)%	(2,035)	(3,961)
Merger and acquisition costs	424	636	(212)	(33)%	(212)	—
Provision for doubtful accounts, straight-line rental income and loan losses	1,238	39,075	(37,837)	(97)%	—	(37,837)
Impairment of real estate	121,819	1,413	120,406	8,521%	88,902	31,504
Other (expense) income:
Loss on extinguishment of debt	(16,340)	(2,917)	(13,423)	460%	—	(13,423)
Other income	2,094	4,480	(2,386)	(53)%	—	(2,386)
Net gain on sales of real estate	2,300	128,198	(125,898)	(98)%	(125,898)	—
Loss from unconsolidated joint venture	(6,796)	(5,431)	(1,365)	25%	(1,690)	325
Income tax expense	(3,402)	(3,011)	(391)	13%	—	(391)

(1)	Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of investments/dispositions made after January 1, 2018.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 that is not a direct result of investments/dispositions made after January 1, 2018.

Rental and Related Revenues
During the year ended December 31, 2019, we recognized $452.1 million of rental income compared to $536.6 million for the year ended December 31, 2018. The $84.5 million net decrease in rental income is primarily due to (i) a $53.4 million decrease from properties disposed of after January 1, 2018, (ii) a $29.6 million decrease from the 21 Holiday Communities that were transitioned to Senior Housing - Managed communities in April 2019, (iii) a $24.4 million decrease primarily related to lease restructurings and leases that we concluded should no longer be accounted for on an accrual basis as a result of adopting Topic 842 in 2019, consisting of a $15.5 million net decrease in earned cash rents and a $12.6 million net decrease in straight-line rental income, partially offset by a $3.7 million net increase in above/below market lease intangible amortization and (iv) a $6.1 million decrease related to the nine remaining Senior Care Centers facilities, eight of which were transitioned to a new operator.
These amounts were partially offset by (i) a $17.6 million increase primarily related to property tax recoveries due to the adoption of Topic 842, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, (ii) a $4.8 million increase primarily related to facilities that were transitioned to new operators in 2018 and (iii) an increase of $4.6 million from properties acquired after January 1, 2018.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the year ended December 31, 2019 and 2018.

Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the year ended December 31, 2019, we recognized $81.5 million of interest and other income compared to $16.7 million for the year ended December 31, 2018. The net increase of $64.9 million is primarily due to (i) $66.9 million of income related to the transition of the Holiday Communities to our Senior Housing - Managed portfolio, consisting of a $57.2 million lease termination payment and a $9.7 million gain related to the assumption of fixed assets net of liabilities, (ii) a $1.9 million increase in income from investments made after January 1, 2018 and (iii) a $0.9 million increase in income related to the transition of one Senior Housing - Leased community to our Senior Housing - Managed portfolio, related to the assumption of fixed assets net of liabilities, partially offset by (i) a $5.4 million decrease in income from investments that were repaid after January 1, 2018 and (ii) a $0.4 million decrease in interest income primarily related to funds previously held by exchange accommodation titleholders. The remaining increase is due to income on additional fundings for loans receivable investments made before January 1, 2018.
Resident Fees and Services
During the year ended December 31, 2019, we recognized $128.1 million of resident fees and services compared to $70.1 million for the year ended December 31, 2018. The $57.9 million net increase is primarily due to (i) a $57.4 million increase from the 21 Holiday Communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and December 2019, respectively, and (ii) a $0.6 million increase from one Senior Housing - Managed community acquired after January 1, 2018, partially offset by a $1.5 million decrease from one Senior Housing - Managed community disposed of after January 1, 2018.
Depreciation and Amortization
During the year ended December 31, 2019, we incurred $181.5 million of depreciation and amortization expense compared to $191.4 million for the year ended December 31, 2018. The $9.8 million net decrease is primarily due to a decrease of $15.7 million from properties disposed of after January 1, 2018, partially offset by (i) a $5.7 million increase due to the acceleration of lease intangible amortization related to the transition of the 21 Holiday Communities to Senior Housing - Managed communities in April 2019 and (ii) an increase of $2.0 million from properties acquired after January 1, 2018. The remaining decrease is primarily related to assets that were fully amortized or written-off in a prior period.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2019, we incurred $126.6 million of interest expense compared to $147.1 million for the year ended December 31, 2018. The $20.5 million net decrease is primarily related to (i) an aggregate $16.9 million decrease in interest expense related to the redemptions of the 2021 Notes in June 2019 and the 2023 Notes in October 2019, which includes an aggregate $1.6 million of incremental interest expense related to the redemptions of the 2021 Notes and 2023 Notes occurring after the issuances of the 2024 Notes and 2029 Notes, respectively, (ii) a $11.0 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility and (iii) a $5.1 million decrease in interest expense related to our secured borrowings primarily due to the repayment of five mortgage notes during 2018, which were partially offset by an aggregate $12.5 million increase in interest expense related to the issuances of the 2024 Notes and 2029 Notes.
Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2019, we recognized $22.2 million of triple-net portfolio operating expenses, of which $17.6 million is due to the adoption of Topic 842 in 2019, which now requires lessor costs that are paid by the lessor and reimbursed by the lessee to be included in the measurement of variable lease revenue and the associated expense, and the remaining $4.6 million is primarily due to property taxes paid on behalf of cash basis tenants that have not yet been reimbursed and property taxes that are not expected to be reimbursed by our tenants.
Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2019, we recognized $86.3 million of operating expenses compared to $49.5 million for the year ended December 31, 2018. The $36.7 million increase is primarily due to a (i) a $36.1 million increase from the 21 Holiday Communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and December 2019, respectively, and (ii) a $0.6 million increase from one Senior Housing - Managed community acquired after January 1, 2018, partially offset by a $1.2 million decrease from one Senior Housing - Managed community disposed of after January 1, 2018.

General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs and other costs associated with asset management. During the year ended December 31, 2019, general and administrative expenses were $30.5 million compared to $36.5 million during the year ended December 31, 2018. The $6.0 million net decrease is primarily related to (i) a $4.7 million decrease in non-Senior Housing - Managed operating expenses primarily due to property taxes recorded during the year ended December 31, 2018 for the Senior Care Centers facilities following our termination of these leases, (ii) a $2.5 million decrease in legal expenses primarily due to expenses incurred during the year ended December 31, 2018 related to the recovery of previously reserved cash rental income, the previously anticipated refinancing of certain Senior Notes and the repositioning of the CCP portfolio, (iii) a $1.3 million decrease in transition expenses related to the CCP Merger and (iv) a $0.8 million decrease in expenses incurred by our specialty valuation firm that we sold in March 2018, partially offset by (i) a $2.2 million increase in stock-based compensation expense and (ii) a $1.4 million increase in employee compensation primarily due to increased staffing. The increase in stock-based compensation expense, from $7.6 million during the year ended December 31, 2018 to $9.8 million during the year ended December 31, 2019, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Merger and Acquisition Costs
During the year ended December 31, 2019, we incurred $0.4 million of merger and acquisition costs compared to $0.6 million for the year ended December 31, 2018. The costs incurred during the years ended December 31, 2019 and 2018 were primarily related to the CCP Merger. We expect expensed merger and acquisition costs to fluctuate from period to period depending on acquisition activity and whether these acquisitions are considered business combinations.
Provision for Doubtful Accounts, Straight-Line Rental Income and Loan Losses
During the year ended December 31, 2019, we recognized a $1.2 million provision for doubtful accounts, straight-line rental income and loan losses, all of which was associated with loan loss reserves. During the year ended December 31, 2018, we recognized a $39.1 million provision for doubtful accounts, straight-line rental income and loan losses, which was comprised of (i) a $39.7 million provision for straight-line rental income primarily related to the termination of the master leases for the Senior Care Centers facilities and the transfer of four skilled nursing/transitional care facilities and one senior housing community to a new operator and the then-pending transition of the Holiday portfolio to a Senior Housing - Managed communities structure and (ii) a $1.2 million increase in loan loss reserves, partially offset by a $1.8 million net recovery of previously reserved cash rental income.
Impairment of Real Estate
During the year ended December 31, 2019, we recognized $121.8 million of impairment of real estate, consisting of (i) $95.2 million related to the Senior Care Centers portfolio, including the 28 facilities sold on April 1, 2019, which included a $10.2 million estimate of our contractual indemnification obligations, and (ii) $26.6 million related to six skilled nursing/transitional care facilities and four senior housing communities. During the year ended December 31, 2018, we recognized $1.4 million of impairment of real estate related to one senior housing community and one skilled nursing/transitional care facility. The senior housing community was sold during the year ended December 31, 2018.
Loss on Extinguishment of Debt
During the year ended December 31, 2019, we recognized a $16.3 million loss on extinguishment of debt, consisting of (i) $10.1 million in connection with the redemption of the 2021 Notes, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs, (ii) $5.6 million in connection with the redemption of the 2023 Notes, including $3.6 million in payments made to noteholders and legal fees for early redemption and $2.0 million of write-offs associated with unamortized deferred financing and premium costs and (iii) $0.6 million related to the write-off of unamortized deferred financing costs in connection with entering into the Credit Agreement. During the year ended December 31, 2018, we recognized a $2.9 million loss on extinguishment of debt, which was comprised of a $2.0 million prepayment penalty fee associated with the early repayment of a $98.5 million variable rate secured term loan and $0.9 million related to write-offs of deferred financing costs in connection with the repayment of four secured mortgage notes.

Other Income
During the year ended December 31, 2019, we recognized $2.1 million of other income primarily related to settlement payments received related to a legacy CCP investment. During the year ended December 31, 2018, we recognized $4.5 million of other income, which was primarily comprised of (i) a $2.0 million contingency fee related to a legacy CCP investment, (ii) $1.3 million of insurance proceeds received related to a legacy CCP investment, (iii) $0.6 million related to cash payments received from two facilities not subject to a lease and (iv) $0.2 million related to the sale of our specialty valuation firm.
Net Gain on Sales of Real Estate
During the year ended December 31, 2019, we recognized an aggregate net gain on the sales of real estate of $2.3 million related to the disposition of 39 skilled nursing/transitional care facilities and seven senior housing communities. During the year ended December 31, 2018, we recognized an aggregate net gain on the sales of real estate of $128.2 million related to the disposition of 51 skilled nursing/transitional care facilities, six senior housing communities and one Senior Housing - Managed community.
Loss from Unconsolidated Joint Venture
During the year ended December 31, 2019, we recognized $6.8 million of loss from the Enlivant Joint Venture compared to $5.4 million of loss for the year ended December 31, 2018. The $1.4 million net increase is primarily related to (i) a $1.7 million net loss on the sale of two senior housing communities, (ii) a $1.0 million increase in interest expense primarily due to an increase in interest rates, (iii) a $0.8 million increase in income tax expense and (iv) a $0.6 million change in the mark-to-market adjustments related to interest cap agreements, from gains recognized during the year ended December 31, 2018 to losses recognized during the year ended December 31, 2019, partially offset by a $2.6 million increase in revenues net of operating expenses primarily due to increased rates and improved margin.
Income Tax Expense
During the year ended December 31, 2019, we recognized $3.4 million of income tax expense compared to $3.0 million for the year ended December 31, 2018. The increase is primarily due to the increase in Senior Housing - Managed communities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined in accordance with the definition used by NAREIT, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint venture, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2019, 2018 and 2017, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$68,996	$269,314	$148,141
Depreciation and amortization of real estate assets	181,549	191,379	113,882
Depreciation and amortization of real estate assets related to noncontrolling interests	(93)	(159)	(53)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	21,649	21,253	—
Net gain on sales of real estate	(2,300)	(128,198)	(52,029)
Net loss on sales of real estate related to unconsolidated joint venture	1,690	—	—
Impairment of real estate	121,819	1,413	1,326

FFO attributable to common stockholders	393,310	355,002	211,267

Merger and acquisition costs (1)	424	636	30,255
Stock-based compensation expense	9,819	7,648	7,017
Non-cash rental and related revenues	(19,449)	(36,443)	(30,352)
Non-cash interest income	(2,212)	(2,300)	(769)
Non-cash interest expense	10,080	10,137	7,776
Non-cash portion of loss on extinguishment of debt	5,838	874	553
Provision for doubtful straight-line rental income, loan losses and other reserves	1,238	40,806	16,854
Non-cash lease termination income	(10,579)	—	—
Other non-cash adjustments related to unconsolidated joint venture	4,135	2,652	—
Other non-cash adjustments	171	25	(323)

AFFO attributable to common stockholders	$392,775	$379,037	$242,278

FFO attributable to common stockholders per diluted common share	$2.09	$1.99	$2.00

AFFO attributable to common stockholders per diluted common share	$2.08	$2.11	$2.28

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	188,127,092	178,721,744	105,842,434

AFFO attributable to common stockholders	188,775,872	179,338,881	106,074,862

(1)
Merger and acquisition costs primarily relate to the CCP Merger. In addition, costs incurred during the year ended December 31, 2017 include $1.4 million of stock-based compensation expense related to former CCP employees.

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

	Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	Net Income			FFO			AFFO
Rental and related revenues:
Reduction of revenues related to straight-line rental income receivable write-offs	$1.5	$—	$—	$1.5	$—	$—	$—	$—	$—
Reduction of revenues related to above/below market lease intangible write-offs	5.9	11.5	—	5.9	11.5	—	—	—	—
Interest and other income:
Lease termination income	67.8	—	—	67.8	—	—	57.2	—	—
Income on repayment of loan	—	0.9	—	—	0.9	—	—	0.9	—
Interest expense:
Incremental interest expense related to the redemption of the 2021 and 2023 Notes	1.6	—	—	1.6	—	—	1.6	—	—
General and administrative expense:
Previously anticipated Senior Notes refinancing expenses	—	0.6	—	—	0.6	—	—	0.6	—
CCP transition expenses	0.2	1.5	5.5	0.2	1.5	5.5	0.2	1.5	5.5
Legal fees related to the recovery of previously reserved cash rental income	—	0.9	—	—	0.9	—	—	0.9	—
Merger and acquisition costs	0.4	0.6	30.3	0.4	0.6	30.3	—	—	—
Provision for (recovery of) doubtful accounts	1.2	39.1	17.1	1.2	39.1	17.1	—	(1.7)	0.3
Loss on extinguishment of debt	16.3	2.9	0.6	16.3	2.9	0.6	10.5	2.0	—
Other income	2.1	4.5	0.5	2.1	4.5	0.5	2.1	4.4	2.8
Loss from unconsolidated joint venture:
Deferred income tax expense	2.3	1.7	—	2.3	1.7	—	—	—	—
Preferred stock dividends:
Preferred stock redemption charge	—	5.5	—	—	5.5	—	—	5.5	—

Liquidity and Capital Resources
As of December 31, 2019, we had over $1.0 billion in liquidity, consisting of unrestricted cash and cash equivalents of $39.1 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in December 2022, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
On February 25, 2019, we established the Prior ATM Program to sell shares of our common stock having an aggregate gross sales price of up to $500.0 million from time to time through the Prior Sales Agents. During the year ended December 31, 2019, we sold 23.9 million shares under the Prior ATM Program at an average price of $20.92 per share, generating gross proceeds of $500.0 million, before $7.5 million of commissions. On December 5, 2019, the Prior ATM Program automatically terminated in accordance with its terms upon the issuance and sale of the maximum aggregate amount of the shares subject to the Prior ATM Program.
On December 11, 2019, we established the New ATM Program, pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During December 2019, we sold 2.9 million shares under the New ATM Program at an average price of $20.86 per share, generating gross proceeds of $60.0 million, before $0.2 million of commissions. As of December 31, 2019, we had $340.0 million available under the New ATM Program. Subject to market conditions, we expect to use proceeds from our New ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
We believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures or Credit Agreement significantly limit our ability to use our available liquidity for these purposes.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility, future borrowings or the proceeds from issuances of common stock (including through our New ATM Program), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and HUD, in appropriate circumstances in connection with acquisitions. We also use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk.
Cash Flows from Operating Activities
Net cash provided by operating activities was $372.5 million for the year ended December 31, 2019. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. In addition, net cash provided by operating activities for the year ended December 31, 2019 includes a $57.2 million lease termination payment in connection with the transition of the Holiday Communities to our Senior Housing - Managed portfolio. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the year ended December 31, 2019, net cash provided by investing activities was $262.8 million and included $329.1 million in sales proceeds related to the disposition of 46 real estate facilities, $18.4 million in repayments of loans receivable and $5.1 million in repayments of preferred equity investments, partially offset by an aggregate $51.1 million used in the acquisition of two senior housing communities, two specialty hospitals/other facilities and one Senior Housing - Managed community, $25.5 million used for tenant improvements and $13.1 million used to provide additional funding for existing loans receivable.
We expect to continue using available liquidity and proceeds from sales of our common stock under the New ATM Program to fund anticipated future real estate investments, loan originations, preferred equity investments and capital expenditures.
Cash Flows from Financing Activities
During the year ended December 31, 2019, net cash used in financing activities was $646.2 million and included the redemption of $500.0 million aggregate principal amount of outstanding 2021 Notes, $335.4 million of dividends paid to stockholders, the redemption of $200.0 million aggregate principal amount of outstanding 2023 Notes, $15.6 million of payments of deferred financing costs, $10.5 million of payments related to extinguishment of debt and $3.4 million of principal repayments of secured debt, partially offset by $549.3 million of aggregate net proceeds from shares sold through our Prior ATM Program and New ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements as well as expenses with respect to establishing the Prior ATM Program and the New ATM Program, $341.8 million of gross proceeds from the issuance of the 2029 Notes and $297.0 million of gross proceeds from the issuance of the 2024 Notes. In addition, during the year ended December 31, 2019, we repaid a net amount of $624.0 million on our Revolving Credit Facility and repaid $145.0 million of our Term Loans.
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
2023 Notes. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior notes due 2023 (the “2023 Notes”), providing net proceeds of approximately $194.6 million after deducting underwriting discounts and other offering expenses. On October 27, 2019, we redeemed the 2023 Notes at a premium of 101.792%, plus accrued and unpaid interest. The redemption resulted in $5.6 million of redemption related costs and write-offs.
2024 Notes. On May 29, 2019, the Issuers issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of $295.3 million after deducting underwriting discounts and other offering expenses. Upon redemption of the 2023 Notes, Sabra Capital Corporation’s obligations as a co-issuer under the 2024 Notes were automatically released and discharged.
2026 and 2027 Notes. In connection with the CCP Merger, on August 17, 2017, Sabra assumed $500 million aggregate principal amount of 5.125% senior notes due 2026 (the “2026 Notes”) and $100 million aggregate principal amount of 5.38% senior notes due 2027 (the “2027 Notes”).
2029 Notes. On October 7, 2019, the Issuers issued $350.0 million aggregate principal amount of 3.90% senior notes due 2029 (the “2029 Notes” and, together with the 2024 Notes, the 2026 Notes and the 2027 Notes, the “Senior Notes”), providing net proceeds of $340.5 million after deducting underwriting discounts and other offering expenses. Upon redemption of the 2023 Notes, Sabra Capital Corporation’s obligations as a co-issuer under the 2029 Notes were automatically released and discharged.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2019, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Effective on September 9, 2019, Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”) and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
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
The obligations of the Borrowers under the Credit Agreement are guaranteed by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2019, we were in compliance with all applicable covenants under the Credit Agreement.

Secured Indebtedness
Of our 429 properties held for investment, 16 are subject to secured indebtedness to third parties that, as of December 31, 2019, totaled approximately $114.8 million. As of December 31, 2019 and December 31, 2018, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of December 31, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Interest Rate at December 31, 2019 (2)	Maturity Date
Fixed Rate	$114,777	$117,464	3.67%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of December 31, 2019 and 2018, respectively.

(2)	Weighted average interest rate includes private mortgage insurance.
Capital Expenditures
For the years ended December 31, 2019, 2018 and 2017, our aggregate capital expenditures were $25.5 million, $27.7 million, and $7.0 million, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will not exceed $78.0 million, of which $58.0 million will directly result in incremental rental income.
Dividends
We paid dividends of $335.4 million on our common stock during the year ended December 31, 2019. On February 4, 2020, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2020 to stockholders of record as of February 14, 2020.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 429 real estate properties held for investment as of December 31, 2019 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2019, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2019 (excluding the one-time lease termination income of $66.9 million), 56.2% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
Prior to October 1, 2019, the amount to be paid was determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represented the level of services required to treat different conditions and levels of acuity. The system of 66 RUG categories, or Resource Utilization Group version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by CMS and was part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.
On July 31, 2018, CMS issued a final rule, CMS-1696-F, which includes changes to the case-mix classification system used under the PPS and fiscal year 2019 Medicare payment updates.
CMS-1696-F includes a new case-mix classification system called the skilled nursing facility Patient-Driven Payment Model (“PDPM”) that became effective on October 1, 2019. PDPM reflects significant changes to the Resident Classification

System, Version I (“RCS-I”) that was being considered to replace RUG IV as outlined in an Advanced Notice of Proposed Rulemaking released by CMS in May 2017.
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
Based on changes contained within CMS-1696-F, CMS estimated that the fiscal year 2019 aggregate impact would be an increase of $820 million in Medicare payments to skilled nursing facilities, resulting from the fiscal year 2019 market basket update required to be 2.4% by the Bipartisan Budget Act of 2018. Absent the application of this statutory requirement, the fiscal year 2019 market basket update factor would have been 2.0% (comprised of a market basket index of 2.8% less the productivity adjustment of 0.8%). This 2.0% update would have resulted in an estimated aggregate increase of $670 million in Medicare payments to skilled nursing facilities. The new payment rates became effective on October 1, 2018.
On July 30, 2019, CMS released final fiscal year 2020 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.4% over fiscal year 2019 payments (comprised of a market basket increase of 2.8% less the productivity adjustment of 0.4%). The new payment rates became effective on October 1, 2019.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of December 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2020	2021	2022	2023	2024	After 2024
Secured indebtedness (1)	$161,092	$7,277	$22,446	$6,121	$6,121	$6,121	$113,006
Revolving Credit Facility (2)	9,362	2,542	2,535	2,535	1,750	—	—
Term Loans (3)	1,176,205	27,280	30,797	134,970	374,766	608,392	—
Senior Notes (4)	1,678,566	59,396	59,055	59,055	59,055	359,055	1,082,950
Operating leases	2,878	426	445	467	507	529	504
Total	$3,028,103	$96,921	$115,278	$203,148	$442,199	$974,097	$1,196,460

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $46.3 million which is attributable to fixed rate debt.

(2)
Revolving Credit Facility consists of payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $9.4 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $125.2 million, which reflects the impact of interest rate swaps.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $428.6 million.
In addition to the above, as of December 31, 2019, we have committed to provide up to $2.9 million of future funding related to four loans receivable investments with maturity dates ranging from March 2020 to December 2022.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
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

	For the Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$136,773	$219,366	$149,834	$155,763
Net (loss) income attributable to common stockholders	(77,704)	83,677	23,282	39,741
Net (loss) income per common share, basic	(0.44)	0.46	0.12	0.20
Net (loss) income per common share, diluted	(0.44)	0.46	0.12	0.20

Other data
Cash flows provided by operations	$53,959	$137,919	$85,103	$95,494
Cash flows provided by (used in) investing activities	6,347	311,535	(19,337)	(35,701)
Cash flows used in financing activities	(87,474)	(424,770)	(83,489)	(50,447)

Weighted-average number of common shares outstanding, basic	178,385,984	181,567,464	190,650,400	197,840,180
Weighted-average number of common shares outstanding, diluted:
Net income (loss)	178,385,984	182,254,100	191,952,389	199,048,481
FFO	178,936,854	182,254,100	191,952,389	199,048,481
AFFO	179,709,444	183,007,434	192,590,320	199,496,049

FFO attributable to common stockholders (1)	$77,175	$139,398	$85,784	$90,953
FFO attributable to common stockholders per diluted common share (1)	0.43	0.76	0.45	0.46
AFFO attributable to common stockholders (1)	83,165	132,374	87,656	89,580
AFFO attributable to common stockholder per diluted common share (1)	0.46	0.72	0.46	0.45

Reconciliation of FFO and AFFO
Net (loss) income attributable to common stockholders	$(77,704)	$83,677	$23,282	$39,741
Depreciation and amortization of real estate assets	44,949	49,476	43,092	44,032
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	(39)	(14)	—
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,316	5,347	5,439	5,547
Net loss (gain) on sales of real estate	1,520	(2,755)	19	(1,084)
Net loss on sales of real estate related to unconsolidated joint venture	—	1,690	—	—
Impairment of real estate	103,134	2,002	13,966	2,717
FFO attributable to common stockholders	77,175	139,398	85,784	90,953
Merger and acquisition costs	6	56	130	232
Stock-based compensation expense	2,775	2,795	3,259	990
Non-cash rental and related revenues	(1,164)	(6,843)	(4,958)	(6,484)
Non-cash interest income	(562)	(563)	(555)	(532)
Non-cash interest expense	2,561	2,762	2,523	2,234
Non-cash portion of loss on extinguishment of debt	—	3,224	642	1,972
Provision for doubtful straight-line rental income, loan losses and other reserves	1,207	193	57	(219)
Non-cash lease termination income	—	(9,725)	—	(854)
Other non-cash adjustments related to unconsolidated joint venture	1,115	1,031	777	1,212
Other non-cash adjustments	52	46	(3)	76
AFFO attributable to common stockholders	$83,165	$132,374	$87,656	$89,580

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$166,086	$166,312	$151,802	$139,209
Net income (loss) attributable to common stockholders	59,910	193,580	35,218	(19,394)
Net income (loss) per common share, basic	0.34	1.09	0.20	(0.11)
Net income (loss) per common share, diluted	0.34	1.08	0.20	(0.11)

Other data
Cash flows provided by operations	$101,647	$109,906	$71,471	$77,562
Cash flows (used in) provided by investing activities	(516,379)	219,480	(19,354)	57,759
Cash flows used in financing activities	(114,392)	(161,805)	(138,351)	(214,796)

Weighted-average number of common shares outstanding, basic	178,294,605	178,314,750	178,317,769	178,314,638
Weighted-average number of common shares outstanding, diluted:
Net income (loss)	178,516,388	178,684,024	178,941,213	178,314,638
FFO	178,516,388	178,684,024	178,941,213	178,932,966
AFFO	179,266,983	179,226,155	179,469,883	179,394,677

FFO attributable to common stockholders (1)	$113,431	$104,509	$88,847	$48,215
FFO attributable to common stockholders per diluted common share (1)	0.64	0.58	0.50	0.27
AFFO attributable to common stockholders (1)	106,420	98,040	97,290	77,287
AFFO attributable to common stockholder per diluted common share (1)	0.59	0.55	0.54	0.43

Reconciliation of FFO and AFFO
Net income (loss) attributable to common stockholders	$59,910	$193,580	$35,218	$(19,394)
Depreciation and amortization of real estate assets	48,005	46,828	48,468	48,078
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	(40)	(39)	(40)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	4,552	6,163	5,214	5,324
Net loss (gain) on sales of real estate	472	(142,903)	(14)	14,247
Impairment of real estate	532	881	—	—
FFO attributable to common stockholders	113,431	104,509	88,847	48,215
Merger and acquisition costs	330	112	151	43
Stock-based compensation expense	1,135	2,704	2,436	1,373
Non-cash rental and related revenues	(12,247)	(12,873)	(5,091)	(6,232)
Non-cash interest income	(570)	(604)	(548)	(578)
Non-cash interest expense	2,481	2,516	2,551	2,589
Non-cash portion of loss on extinguishment of debt	—	—	—	874
Provision for doubtful straight-line rental income, loan losses and other reserves	2,181	311	8,801	29,513
Other non-cash adjustments related to unconsolidated joint venture	(336)	1,350	118	1,520
Other non-cash adjustments	15	15	25	(30)
AFFO attributable to common stockholders	$106,420	$98,040	$97,290	$77,287

(1)
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined in accordance with the definition used by NAREIT, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint venture, real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for doubtful straight-line rental income, loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations—Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

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
Interest rate risk. As of December 31, 2019, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $1.1 billion in Term Loans and $114.8 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2019, we had $1.1 billion of outstanding variable rate indebtedness and $1.0 billion available for borrowing under our Revolving Credit Facility. Additionally, as of December 31, 2019, our share of unconsolidated joint venture debt was $378.7 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of December 31, 2019, we had interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and two interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $90.0 million and CAD $35.0 million of CDOR-based borrowings at 1.59% and 0.93%, respectively. As of December 31, 2019, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate derivative instruments, income would decrease by $4.7 million or increase by $4.9 million, respectively, for the twelve months following December 31, 2019.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $146.2 million and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2019, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2019, our cash flows would have decreased or increased, as applicable, by $0.1 million.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2019, based on the maturity dates (dollars in thousands):

	Maturity
	2020	2021	2022	2023	2024	Thereafter	Total Book Value (1)	Total Fair Value
Secured indebtedness
Fixed rate	$3,568	$18,853	$3,198	$3,296	$3,396	$82,466	$114,777	$105,510
Weighted average effective interest rate	3.63%	3.63%	3.63%	3.64%	3.65%	3.85%	3.67%
Term Loans	$—	$—	$105,000	$350,000	$596,025	$—	$1,051,025	$1,051,025
Weighted average effective interest rate (2)	—	—	2.49%	2.61%	2.47%	—	2.52%
Senior Notes	$—	$—	$—	$—	$300,000	$950,000	$1,250,000	$1,328,714
Weighted average effective interest rate	—	—	—	—	4.80%	4.70%	4.72%

(1)
Total book value for secured indebtedness and Term Loans does not include deferred financing costs, net of $1.7 million and $10.8 million, respectively, as of December 31, 2019. Total book value for Senior Notes does not include premium, net of $7.6 million and deferred financing costs, net of $8.8 million as of December 31, 2019.

(2)
Term loans include $845.0 million subject to swap agreements that fix LIBOR at a weighted average rate of 1.19%, and $69.1 million (CAD $90.0 million) and $26.9 million (CAD $35.0 million) subject to swap agreements that fix CDOR at 1.59% and 0.93%, respectively. Excluding these amounts, variable rate debt was 17.5% of total debt as of December 31, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K:

(1)	Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-51	through	F-69	of this report:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2019
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference, as specified below, to exhibits previously filed with the SEC.

EXHIBIT LIST

Ex.	Description
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

3.1.1
Articles of Amendment of Sabra Health Care REIT, Inc., dated as of July 31, 2017 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 31, 2017).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 15, 2019).

4.1*	Description of Sabra Health Care REIT, Inc.’s Capital Stock

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

4.2.2
Ninth Supplemental Indenture, dated October 7, 2019, among Sabra Health Care Limited Partnership, Sabra Capital Corporation, Sabra Health Care REIT, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on October 7, 2019).

4.3	Form of 4.80% senior note due 2024 (included in Exhibit 4.2.1).

4.4	Form of 3.90% senior note due 2029 (included in Exhibit 4.2.2).

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

4.6	Form of 5.125% senior note due 2026 (included in Exhibit 4.5.1).

4.7
Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.7 of the Registration Statement on Form S-3 filed by Sabra Health Care REIT, Inc. and Sabra Health Care Limited Partnership on December 11, 2019).

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

10.4+
Employment Agreement, dated December 24, 2019, between Sabra Health Care REIT, Inc. and Richard K. Matros (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 27, 2019).

10.5+
Employment Agreement, dated December 24, 2019, between Sabra Health Care REIT, Inc. and Harold W. Andrews, Jr. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 27, 2019).

10.6+
Employment Agreement, dated December 24, 2019, between Sabra Health Care REIT, Inc. and Talya Nevo-Hacohen (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 27, 2019).

10.7+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 21, 2017).

10.8.1+*	Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (for Executive Officers).

10.8.2+*	Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (for Executive Officers).

Ex.	Description
10.8.3+*	Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (for Executive Officers).

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

10.9+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective January 1, 2019 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 25, 2019).

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Real Estate

As described in Note 2 and Note 4 to the consolidated financial statements, the Company’s consolidated real estate net carrying value was $5,341,370 thousand as of December 31, 2019. Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, management assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on management’s best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, discount rates, market capitalization rates, and recent sales data for comparable properties. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties.

The principal considerations for our determination that performing procedures relating to impairment assessment of real estate is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in applying procedures relating to the fair value of its real estate investments used in the impairment assessment of real estate due to the significant amount of judgment by management when developing these estimates; (ii) significant audit effort was necessary to perform procedures and evaluate the audit evidence relating to the significant assumptions used in the fair value of its real estate investments, including the cash flow projections, probability weightings, discount rates, market capitalization rates and recent sales data for comparable properties; (iii) in certain circumstances, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of real estate, including controls over the development of assumptions used in the fair value of its real estate investments. These procedures also included, among others, testing the completeness and accuracy of underlying data used in management’s model, evaluating the appropriateness of the methods and the reasonableness of significant assumptions used by management in developing the fair value of its real estate investments including the cash flow projections, probability weightings, discount rates, market capitalization rates and recent sales data for comparable properties. Evaluating the reasonableness of the cash flow projections assumption involved considering (i) the past performance of the real estate; (ii) evidence such as the underlying internal or market data related to management’s assumptions and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of certain significant assumptions, including but not limited to, cash flow projections, probability weightings, discount rates, market capitalization rates and recent sales data for comparable properties.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 24, 2020

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Real estate investments, net of accumulated depreciation of $539,213 and $402,338 as of December 31, 2019 and 2018, respectively	$5,341,370	$5,853,545
Loans receivable and other investments, net	107,374	113,722
Investment in unconsolidated joint venture	319,460	340,120
Cash and cash equivalents	39,097	50,230
Restricted cash	10,046	9,428
Lease intangible assets, net	101,509	131,097
Accounts receivable, prepaid expenses and other assets, net	150,443	167,161
Total assets	$6,069,299	$6,665,303

Liabilities
Secured debt, net	$113,070	$115,679
Revolving credit facility	—	624,000
Term loans, net	1,040,258	1,184,930
Senior unsecured notes, net	1,248,773	1,307,394
Accounts payable and accrued liabilities	108,792	94,827
Lease intangible liabilities, net	69,946	83,726
Total liabilities	2,580,839	3,410,556

Commitments and contingencies (Note 16)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $.01 par value; 250,000,000 shares authorized, 205,208,018 and 178,306,528 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2,052	1,783
Additional paid-in capital	4,072,079	3,507,925
Cumulative distributions in excess of net income	(573,283)	(271,595)
Accumulated other comprehensive (loss) income	(12,388)	12,301
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,488,460	3,250,414
Noncontrolling interests	—	4,333
Total equity	3,488,460	3,254,747
Total liabilities and equity	$6,069,299	$6,665,303
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and related revenues	$452,138	$536,605	$364,191
Interest and other income	81,540	16,667	17,660
Resident fees and services	128,058	70,137	26,430

Total revenues	661,736	623,409	408,281

Expenses:
Depreciation and amortization	181,549	191,379	113,882
Interest	126,610	147,106	88,440
Triple-net portfolio operating expenses	22,215	—	—
Senior housing - managed portfolio operating expenses	86,257	49,546	17,860
General and administrative	30,462	36,458	32,401
Merger and acquisition costs	424	636	30,255
Provision for doubtful accounts, straight-line rental income and loan losses	1,238	39,075	17,113
Impairment of real estate	121,819	1,413	1,326

Total expenses	570,574	465,613	301,277

Other (expense) income:
Loss on extinguishment of debt	(16,340)	(2,917)	(553)
Other income	2,094	4,480	536
Net gain on sales of real estate	2,300	128,198	52,029

Total other (expense) income	(11,946)	129,761	52,012

Income before loss from unconsolidated joint venture and income tax expense	79,216	287,557	159,016
Loss from unconsolidated joint venture	(6,796)	(5,431)	—
Income tax expense	(3,402)	(3,011)	(651)

Net income	69,018	279,115	158,365

Net (income) loss attributable to noncontrolling interests	(22)	(33)	18

Net income attributable to Sabra Health Care REIT, Inc.	68,996	279,082	158,383

Preferred stock dividends	—	(9,768)	(10,242)

Net income attributable to common stockholders	$68,996	$269,314	$148,141

Net income attributable to common stockholders, per:

Basic common share	$0.37	$1.51	$1.40

Diluted common share	$0.37	$1.51	$1.40

Weighted-average number of common shares outstanding, basic	187,172,210	178,305,738	105,621,242

Weighted-average number of common shares outstanding, diluted	188,127,092	178,721,744	105,842,434

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$69,018	$279,115	$158,365
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation gain	679	720	154
Unrealized (loss) gain on cash flow hedges (1)	(25,368)	292	12,933

Total other comprehensive (loss) income	(24,689)	1,012	13,087

Comprehensive income	44,329	280,127	171,452

Comprehensive (income) loss attributable to noncontrolling interest	(22)	(33)	18

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$44,307	$280,094	$171,470

(1)	Amounts are net of income tax benefit of $49,000 and $48,000 for the years ended December 31, 2019 and 2018, respectively, and income tax expense of $0.1 million for the year ended December 31, 2017.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	5,750,000	$58	65,285,614	$653	$1,208,862	$(192,201)	$(1,798)	$1,015,574	$35	$1,015,609
Net income (loss)	—	—	—	—	—	158,383	—	158,383	(18)	158,365
Other comprehensive income	—	—	—	—	—	—	13,087	13,087	—	13,087
Change in noncontrolling interests	—	—	—	—	—	—	—	—	4,455	4,455
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(30)	(30)
Amortization of stock-based compensation	—	—	—	—	9,244	—	—	9,244	—	9,244
Common stock issuance, net	—	—	112,970,229	1,130	2,418,807	—	—	2,419,937	—	2,419,937
Preferred dividends	—	—	—	—	—	(10,242)	—	(10,242)	—	(10,242)
Common dividends ($1.73 per share)	—	—	—	—	—	(173,176)	—	(173,176)	—	(173,176)
Balance, December 31, 2017	5,750,000	58	178,255,843	1,783	3,636,913	(217,236)	11,289	3,432,807	4,442	3,437,249

Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	279,082	—	279,082	33	279,115
Other comprehensive income	—	—	—	—	—	—	217	217	—	217
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(142)	(142)
Amortization of stock-based compensation	—	—	—	—	9,574	—	—	9,574	—	9,574
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	50,685	—	(371)	—	—	(371)	—	(371)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($1.80 per share)	—	—	—	—	—	(322,878)	—	(322,878)	—	(322,878)
Balance, December 31, 2018	—	—	178,306,528	1,783	3,507,925	(271,595)	12,301	3,250,414	4,333	3,254,747

Cumulative effect of Topic 842 adoption	—	—	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net income	—	—	—	—	—	68,996	—	68,996	22	69,018
Other comprehensive loss	—	—	—	—	—	—	(24,689)	(24,689)	—	(24,689)
Buyout of noncontrolling interests	—	—	—	—	4,039	—	—	4,039	(4,039)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(316)	(316)
Amortization of stock-based compensation	—	—	—	—	12,567	—	—	12,567	—	12,567
Common stock issuance, net	—	—	26,901,490	269	547,548	—	—	547,817	—	547,817
Common dividends ($1.80 per share)	—	—	—	—	—	(338,182)	—	(338,182)	—	(338,182)
Balance, December 31, 2019	—	$—	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460	$—	$3,488,460
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$69,018	$279,115	$158,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,549	191,379	113,882
Non-cash rental and related revenues	(19,449)	(36,443)	(30,352)
Non-cash interest income	(2,212)	(2,300)	(769)
Non-cash interest expense	10,080	10,137	7,776
Stock-based compensation expense	9,819	7,648	8,359
Non-cash lease termination income	(10,579)	—	—
Loss on extinguishment of debt	16,340	2,917	553
Provision for doubtful accounts, straight-line rental income and loan losses	1,238	39,075	17,113
Change in fair value of contingent consideration	—	—	(426)
Net gain on sales of real estate	(2,300)	(128,198)	(52,029)
Impairment of real estate	121,819	1,413	1,326
Loss from unconsolidated joint venture	6,796	5,431	—
Distributions of earnings from unconsolidated joint venture	13,865	8,910	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(9,639)	(6,753)	(16,811)
Accounts payable and accrued liabilities	(13,870)	(11,745)	(71,198)
Net cash provided by operating activities	372,475	360,586	135,789
Cash flows from investing activities:
Acquisition of real estate	(51,136)	(261,511)	(419,905)
Cash received in CCP Merger	—	—	77,859
Origination and fundings of loans receivable	(13,065)	(50,731)	(17,239)
Origination and fundings of preferred equity investments	—	(5,313)	(2,749)
Additions to real estate	(25,451)	(27,697)	(6,954)
Repayments of loans receivable	18,367	51,789	32,430
Repayments of preferred equity investments	5,079	6,870	3,755
Investment in unconsolidated joint venture	—	(354,461)	—
Net proceeds from sales of real estate	329,050	382,560	150,243
Net cash provided by (used in) investing activities	262,844	(258,494)	(182,560)
Cash flows from financing activities:
Net (repayments of) proceeds from revolving credit facility	(624,000)	(17,000)	253,000
Proceeds from issuance of senior unsecured notes	638,779	—	—
Principal payments on senior unsecured notes	(700,000)	—	—
Proceeds from term loans	—	—	181,000
Principal payments on term loans	(145,000)	—	—
Principal payments on secured debt	(3,436)	(140,338)	(4,145)
Payments of deferred financing costs	(15,598)	(352)	(15,337)
Payments related to extinguishment of debt	(10,502)	(2,043)	—
Payment of contingent consideration	—	—	(382)
Distributions to noncontrolling interests	(316)	(142)	(30)
Preferred stock redemption	—	(143,750)	—
Issuance of common stock, net	549,328	(499)	366,800
Dividends paid on common and preferred stock	(335,435)	(325,220)	(182,089)
Net cash (used in) provided by financing activities	(646,180)	(629,344)	598,817
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,861)	(527,252)	552,046
Effect of foreign currency translation on cash, cash equivalents and restricted cash	346	(539)	738
Cash, cash equivalents and restricted cash, beginning of period	59,658	587,449	34,665
Cash, cash equivalents and restricted cash, end of period	$49,143	$59,658	$587,449
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$123,854	$137,668	$69,686
Income taxes paid	$3,911	$1,800	$714
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business in CCP Merger	$—	$—	$3,726,092
Assumption of indebtedness in CCP Merger	$—	$—	$(1,751,373)
Stock exchanged in CCP Merger	$—	$—	$(2,052,578)
Real estate acquired through loan receivable foreclosure	$—	$—	$19,096
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$—	$(6,913)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2019, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2019 and 2018, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2019, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s consolidated statements of income and consolidated statements of cash flows for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations.
Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by the Company (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. The acquisition value of above market lease, tenant origination and absorption costs and tenant relationship intangible assets is included in lease intangible assets, net on the accompanying consolidated balance sheets. The acquisition value of below market lease intangible liabilities is included in lease intangible liabilities, net on the accompanying consolidated balance sheets. Acquisition costs associated with real estate acquisitions deemed asset acquisitions are capitalized, and costs associated with real estate acquisitions deemed business combinations are expensed as incurred. The Company capitalized $0.6 million and $0.7 million of acquisition costs during the years ended December 31, 2019 and 2018, respectively. Restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the years ended December 31, 2019, 2018 and 2017, the Company expensed $0.4 million, $0.6 million and $30.3 million, respectively, of merger and acquisition costs.
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

Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of income. Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, five to 20 years; buildings and building improvements, five to 40 years; and furniture and equipment, three to 20 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods of up to 10 years.
Impairment of Real Estate Investments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, discount rates, market capitalization rates and recent sales data for comparable properties. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.
Revenue Recognition
The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when it is probable that substantially all rents over the life of a lease are collectible. Certain of the Company’s leases provide for contingent rents equal to a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the applicable base amount or other threshold.
The Company assesses the collectability of rents on a lease-by-lease basis, and in doing so, considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, credit enhancements (including guarantees), current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The Company’s assessment includes an estimation of a tenant’s ability to fulfill all of its rental obligations over the remaining lease term. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. If at any time the Company cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received, and all receivables associated with the lease will be written off irrespective of amounts expected to be collectible. Any recoveries of these amounts will be recorded in future periods upon receipt of payment. Write-offs of receivables and any recoveries of previously written-off receivables are recorded as adjustments to rental revenue.
Revenue from resident fees and services is recorded monthly as services are provided and includes resident room and care charges, ancillary services charges and other resident charges.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2019 and 2018, the Company did not have any assets held for sale.
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
On January 2, 2018, the Company completed its transaction with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, and contributed $352.7 million, before closing costs, to acquire a 49% equity interest in an entity that owned 172 senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). At closing, the Enlivant Joint Venture had outstanding indebtedness of $791.3 million and net working capital of $22.9 million. The joint venture agreement includes an option for the Company to acquire the remainder of the outstanding equity interests in the Enlivant Joint Venture by January 2, 2021 and grants the Company the right of first offer if the Company’s partner in the Enlivant Joint Venture desires to transfer its equity interest (which it may do commencing on January 2, 2020). Sabra also has the right to designate three directors on the seven member board of directors of the Enlivant Joint Venture and has other customary minority rights. During 2019, the Enlivant Joint Venture sold two senior housing communities for gross proceeds of $6.3 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $1.7 million. As of December 31, 2019, the book value of the Company’s investment in the Enlivant Joint Venture was $319.5 million.
Net Investment in Direct Financing Lease
As of December 31, 2019, the Company had a $23.9 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the present value of total rental payments of $4.0 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $4.8 million as of December 31, 2019. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $2.7 million, $2.6 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is reflected in interest and other income on the accompanying consolidated statements of income. Future minimum lease payments contractually due under the direct financing lease at December 31, 2019, were as follows: $2.3 million for 2020 and $2.1 million for 2021.

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
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2019. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2019 and 2018, restricted cash totaled $10.0 million and $9.4 million, respectively, and restricted cash obligations totaled $5.6 million and $5.5 million, respectively.
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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. See Note 14, “Earnings Per Common Share.”
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
Recently Issued Accounting Standards Update
Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). Topic 842 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases under GAAP. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. Topic 842 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. Topic 842 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt Topic 842 on January 1, 2019 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, the Company elected to use the available practical expedient package, and therefore did not reassess classification of its existing leases.
Additionally, the Company has elected a practical expedient not to separate lease and nonlease components (such as services rendered), which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under Topic 842, and contracts that are predominantly service-based would be accounted for under Topic 606, Revenue from Contracts with Customers. As a result of electing this practical expedient, the Company, beginning January 1, 2019, recognizes revenue from its leased skilled nursing/transitional care facilities, senior housing communities, and specialty hospitals and other facilities under Topic 842 and recognizes revenue from its Senior Housing - Managed communities under the Revenue ASUs (codified under Topic 606). Upon adoption of Topic 842, the Company recognized its operating leases for which it is the lessee, mainly its corporate office lease and ground leases, on its consolidated balance sheets, as a lease liability of $10.0 million, included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, and a corresponding right-of-use asset, included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of December 31, 2019, the balances of the lease liability and the corresponding right-of-use asset were $9.8 million and $9.3 million, respectively.
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
Furthermore, Topic 842 requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties. In contrast, lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized $17.6 million of variable lease revenue and the associated expense during the year ended December 31, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”), which amends ASU 2016-13 to clarify or address stakeholders’ specific issues about certain aspects of ASU 2016-13. ASU 2016-13, ASU 2018-19 and ASU 2019-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company adopted ASU 2016-13, ASU 2018-19 and ASU 2019-11 on January 1, 2020. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the fair value measurement disclosure requirements by (i) eliminating certain requirements, including disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, (ii) modifying certain requirements, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and (iii) adding certain requirements, including disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for any eliminated or modified disclosures. The Company adopted ASU 2018-13 on January 1, 2020. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

3.	RECENT REAL ESTATE ACQUISITIONS
During the year ended December 31, 2019, the Company acquired two senior housing communities, two specialty hospitals/other facilities and one Senior Housing - Managed community. During the year ended December 31, 2018, the Company acquired 11 Senior Housing - Managed communities, eight senior housing communities and two skilled nursing/transitional care facilities. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Land	$10,049	$29,712
Building and improvements	39,434	232,893
Tenant origination and absorption costs intangible assets	1,438	2,046
Tenant relationship intangible assets	215	677
Total consideration	$51,136	$265,328

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets acquired in connection with these acquisitions had weighted-average amortization periods as of the respective dates of acquisition of 6 years and 21 years, respectively, for acquisitions completed during the year ended December 31, 2019, and 13 years and 22 years, respectively, for acquisitions completed during the year ended December 31, 2018.
For the year ended December 31, 2019, the Company recognized $0.8 million and $0.4 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2019. For the year ended December 31, 2018, the Company recognized $44.0 million and $14.0 million of total revenues and net income attributable to common stockholders, respectively, from the properties acquired during the year ended December 31, 2018.

4.	REAL ESTATE PROPERTIES HELD FOR INVESTMENT
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	296	33,290	$3,701,666	$(306,565)	$3,395,101
Senior Housing - Leased (1)	62	3,820	630,688	(72,278)	558,410
Senior Housing - Managed (1)	46	4,809	907,771	(112,893)	794,878
Specialty Hospitals and Other	25	1,193	639,721	(47,124)	592,597
	429	43,112	5,879,846	(538,860)	5,340,986
Corporate Level			737	(353)	384
			$5,880,583	$(539,213)	$5,341,370

As of December 31, 2018

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	335	37,628	$4,094,484	$(224,942)	$3,869,542
Senior Housing - Leased (1)	90	7,332	1,237,790	(125,902)	1,111,888
Senior Housing - Managed (1)	23	1,603	301,739	(19,537)	282,202
Specialty Hospitals and Other	22	1,085	621,236	(31,640)	589,596
	470	47,648	6,255,249	(402,021)	5,853,228
Corporate Level			634	(317)	317
			$6,255,883	$(402,338)	$5,853,545

(1) During the year ended December 31, 2019, the Company transitioned 21 senior housing communities to its Senior Housing - Managed portfolio.

	December 31, 2019	December 31, 2018
Building and improvements	$5,042,435	$5,388,102
Furniture and equipment	239,229	237,145
Land improvements	1,534	1,254
Land	597,385	629,382
	5,880,583	6,255,883
Accumulated depreciation	(539,213)	(402,338)
	$5,341,370	$5,853,545

Operating Leases
As of December 31, 2019, the substantial majority of the Company’s real estate properties (excluding 46 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of December 31, 2019, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee or other parties related to the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $10.5 million and $12.4 million as of December 31, 2019 and 2018, respectively, and letters of credit deposited with the Company totaled approximately $83 million and $98 million as of December 31, 2019 and 2018, respectively. In addition, the Company’s tenants have deposited with the Company $14.3 million and $17.5 million as of December 31, 2019 and 2018, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations.
As of December 31, 2018, the Company had a $1.3 million reserve for unpaid cash rental income and a $35.8 million reserve associated with accumulated straight-line rental income. Upon adoption of Topic 842 on January 1, 2019, if at any time the Company cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received, and all receivables associated with the lease will be written off irrespective of amounts expected to be collectible. As such, the Company no longer records reserves for unpaid cash rental income or accumulated straight-line rental income.
On February 15, 2019, the Company entered into a settlement agreement with Senior Care Centers in connection with the notices of default and lease termination issued by the Company to Senior Care Centers during the third quarter of 2018. In accordance with the order entered by the bankruptcy court in March 2019, the settlement agreement provided for the discharge by the Company of its claims against Senior Care Centers in exchange for $9.5 million of settlement payments, a portion of which was applied to pay post-petition rent. The Company recorded $6.2 million of such post-petition rent during the year ended December 31, 2019. On April 1, 2019, the Company completed the sale of 28 facilities (26 skilled nursing/transitional care facilities and two senior housing communities) previously operated by Senior Care Centers and received gross sales proceeds of $282.5 million. In connection with the sale, the Company entered into an agreement to indemnify the buyer from certain costs, expenses and liabilities related to the historical operations of the facilities by Senior Care Centers. In May 2019, the Company transitioned eight facilities previously operated by Senior Care Centers to a current operator in the Sabra portfolio, and the Company subsequently sold the remaining two facilities previously operated by Senior Care Centers (one during the fourth quarter of 2019 and one in January 2020). During the year ended December 31, 2019, the Company recorded an impairment charge of $95.2 million related to the Senior Care Centers facilities, which includes $10.2 million related to the Company’s estimated contractual indemnification obligations. As of December 31, 2019, the Company adjusted its contractual indemnification obligations estimate down to $8.8 million.
On December 19, 2018, the Company entered into a letter of intent to terminate its triple-net master lease with Holiday Retirement (“Holiday”) with respect to all 21 senior housing communities subject to the master lease (the “Holiday Communities”) and concurrently enter into management agreements pursuant to which Holiday would manage the Holiday Communities. On April 1, 2019, the Company completed the conversion of the Holiday Communities to its Senior Housing - Managed portfolio and recognized lease termination income of $66.9 million, which includes a $57.2 million lease termination payment received in exchange for terminating the Holiday master lease and a $9.7 million gain related to the assumption of fixed assets and liabilities.
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
For the year ended December 31, 2019, no tenant relationship represented 10% or more of the Company’s total revenues.
The future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):
As of December 31, 2019

2020	$428,101
2021	427,791
2022	404,568
2023	389,810
2024	380,944
Thereafter	1,672,008
$3,703,222

As of December 31, 2018

2019	$465,766
2020	456,207
2021	452,346
2022	454,216
2023	437,277
Thereafter	2,407,064
$4,672,876

Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The

Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5.	IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2019
Impairment of Real Estate
During the year ended December 31, 2019, the Company recognized a $121.8 million real estate impairment, of which amount $95.2 million related to the 28 Senior Care Centers facilities sold on April 1, 2019 and three additional Senior Care Centers facilities, two of which were subsequently sold, and the remaining $26.6 million related to six skilled nursing/transitional care facilities, five of which were subsequently sold, and four senior housing communities.
Dispositions
During the year ended December 31, 2019, the Company completed the sale of 39 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $323.6 million. The net carrying value of the assets and liabilities of these facilities was $321.3 million, which resulted in an aggregate $2.3 million net gain on sale.
Excluding the net gain on sale and real estate impairment, the Company recognized $2.2 million, $19.1 million and $13.0 million of net income during the years ended December 31, 2019, 2018 and 2017, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2018
Impairment of Real Estate
During the year ended December 31, 2018, the Company recognized a $1.4 million real estate impairment, of which $0.9 million related to one skilled nursing/transitional care facility and $0.5 million related to one senior housing community sold during the year.
Dispositions
During the year ended December 31, 2018, the Company completed the sale of 51 skilled nursing/transitional care facilities, six senior housing communities and one Senior Housing - Managed community for aggregate consideration, net of closing costs, of $382.6 million. The net carrying value of the assets and liabilities of these facilities was $254.4 million, resulting in an aggregate $128.2 million net gain on sale.
Excluding the net gain on sale and real estate impairment to one senior housing community sold during the year, the Company recognized $23.6 million and $47.1 million of net income during the years ended December 31, 2018 and 2017, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2017
Impairment of Real Estate
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

Excluding the net gain on sale, the Company recognized $12.6 million of net income during the year ended December 31, 2017 from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.	INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Lease Intangible Assets:
Above market leases	$51,040	$61,572
Tenant origination and absorption costs	65,234	73,323
Tenant relationship	23,150	26,936
Gross lease intangible assets	139,424	161,831
Accumulated amortization	(37,915)	(30,734)
Lease intangible assets, net	$101,509	$131,097
Lease Intangible Liabilities:
Below market leases	$99,133	$102,098
Accumulated amortization	(29,187)	(18,372)
Lease intangible liabilities, net	$69,946	$83,726

The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Increase (decrease) to rental income related to above/below market leases, net	$508	$(7,701)	$912
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(17,674)	(16,118)	(11,822)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2019 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2020	$14,140	$12,221
2021	11,782	8,012
2022	11,441	7,269
2023	9,702	7,269
2024	9,061	7,168
Thereafter	45,383	28,007
	$101,509	$69,946

Weighted-average remaining amortization period	10.5 years	8.9 years

7.	LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2019 and 2018, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2019
Investment	Quantity as of December 31, 2019	Property Type	Principal Balance as of December 31, 2019 (1)	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2019
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$18,577	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	2,468	2,487	4,629	8.0%	7.8%	09/30/22
Mezzanine	—	Skilled Nursing	—	—	2,188	N/A	N/A	N/A
Other	16	Multiple	46,059	42,147	45,324	6.8%	7.0%	09/23/19- 08/31/28
	18		67,527	63,634	70,718	7.8%	7.9%

Loan loss reserve			—	(564)	(1,258)
			$67,527	$63,070	$69,460
Other Investments:
Preferred Equity	9	Skilled Nursing / Senior Housing	43,893	44,304	44,262	12.0%	12.0%	N/A
Total	27		$111,420	$107,374	$113,722	9.4%	9.6%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of December 31, 2019 and 2018, the Company had four and seven loans receivable investments, respectively, with an aggregate principal balance of $2.3 million and $27.7 million, respectively, that were considered to have deteriorated credit quality. As of December 31, 2019 and 2018, the book value of the outstanding loans with deteriorated credit quality was $0.8 million and $4.2 million, respectively. During the year ended December 31, 2019, three loans with deteriorated credit quality were repaid.
The following table presents changes in the accretable yield for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Accretable yield, beginning of period	$449	$2,483
Accretion recognized in earnings	(377)	(2,761)
Reduction due to payoff	(33)	—
Net reclassification from nonaccretable difference	—	727
Accretable yield, end of period	$39	$449

During the year ended December 31, 2019, the Company recorded a $1.2 million provision for specific loan losses and increased its portfolio-based loan loss reserve by $4,000.
As of December 31, 2019, the Company had no asset-specific loan loss reserve and a $0.6 million portfolio-based loan loss reserve. As of December 31, 2019, the Company did not consider any loans receivable investments to be impaired. As of December 31, 2019, two loans receivable investments with no book value were on nonaccrual status. As of December 31, 2019, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
During the year ended December 31, 2018, the Company recorded a $0.7 million provision for asset-specific loan losses and increased its portfolio-based loan loss reserve by $0.5 million.

As of December 31, 2018, the Company had a $0.7 million asset-specific loan loss reserve, and the portfolio-based loan loss reserve was $0.6 million. As of December 31, 2018, the Company considered one loan receivable investment to be impaired, which had a principal balance of $1.3 million and $1.4 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, two loans receivable investments with an aggregate book value of $1.3 million were on nonaccrual status. Additionally, as of December 31, 2018, the Company recognized interest income related to one loan receivable investment, with a book value of $4.3 million, that was more than 90 days past due. As of December 31, 2018, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.	DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of December 31, 2019 (1)	Principal Balance as of December 31, 2018 (1)	Weighted Average Interest Rate at December 31, 2019 (2)	Maturity Date
Fixed Rate	$114,777	$117,464	3.67%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.7 million and $1.8 million as of December 31, 2019 and 2018, respectively.

(2)	Weighted average interest rate includes private mortgage insurance.
During the year ended December 31, 2018, the Company (i) prepaid a $98.5 million variable rate secured term loan and recognized a $2.0 million loss on extinguishment of debt related to prepayment penalty fees associated with the early repayment of the loan and (ii) repaid $37.6 million of fixed rate debt secured by facilities sold during the year ended December 31, 2018 and recognized a $0.9 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with this repayment.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31,
Title	Maturity Date	2019 (1)	2018 (1)
5.5% senior unsecured notes due 2021 (“2021 Notes”)	February 1, 2021	$—	$500,000
5.375% senior unsecured notes due 2023 (“2023 Notes”)	June 1, 2023	—	200,000
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	300,000	—
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	—
		$1,250,000	$1,300,000

(1)
Principal balance does not include premium, net of $7.6 million and deferred financing costs, net of $8.8 million as of December 31, 2019 and does not include premium, net of $14.5 million and deferred financing costs, net of $7.1 million as of December 31, 2018.

 5.5% Notes Due 2021. On January 23, 2014, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), issued $350.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021 (the “Original 2021 Notes”), and on October 10, 2014, they issued $150.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021, which were treated as a single class with, and had the same terms as, the Original 2021 Notes (the additional notes and the Original 2021 Notes, together, the “2021 Notes”). The 2021 Notes accrued interest at a rate of 5.5% per annum payable semiannually on February 1 and August 1 of each year.
On June 29, 2019, the Issuers redeemed all $500.0 million aggregate principal amount outstanding of the 2021 Notes at a cash redemption price of 101.375% of the principal amount being redeemed, plus accrued and unpaid interest. The redemption resulted in $10.1 million of redemption related costs and write-offs for the year ended December 31, 2019, consisting of $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs. These amounts are included in loss on extinguishment of debt on the accompanying consolidated statements of income.

5.375% Notes Due 2023. On May 23, 2013, the Issuers issued $200.0 million aggregate principal amount of 5.375% senior unsecured notes due 2023 (the “2023 Notes”). The 2023 Notes accrued interest at a rate of 5.375% per annum payable semiannually on June 1 and December 1 of each year.
On October 27, 2019, the Issuers redeemed all $200.0 million aggregate principal amount outstanding of the 2023 Notes at a cash redemption price of 101.792% of the principal amount being redeemed, plus accrued and unpaid interest. The redemption resulted in $5.6 million of redemption related costs and write-offs for the year ended December 31, 2019, consisting of $3.6 million in payments made to noteholders and legal fees for early redemption and $2.0 million of write-offs associated with unamortized deferred financing costs. These amounts are included in loss on extinguishment of debt on the accompanying consolidated statements of income.
4.80% Notes Due 2024. On May 29, 2019, the Issuers completed an underwritten public offering of $300.0 million aggregate principal amount of 4.80% senior unsecured notes due 2024 (the “2024 Notes”). The net proceeds were $295.3 million after deducting underwriting discounts and other offering expenses. The net proceeds, together with borrowings under the Revolving Credit Facility, were used to redeem the 2021 Notes as discussed above. The 2024 Notes accrue interest at a rate of 4.80% per annum payable semiannually on June 1 and December 1 of each year. Upon redemption of the 2023 Notes as discussed above, Sabra Capital Corporation’s obligations as a co-issuer under the 2024 Notes were automatically released and discharged.
The 2024 Notes are redeemable at the option of the Operating Partnership, in whole or in part at any time and from time to time, prior to May 1, 2024, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date, plus a make-whole premium. The Operating Partnership may also redeem the 2024 Notes on or after May 1, 2024, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date. Assuming the 2024 Notes are not redeemed, the 2024 Notes mature on June 1, 2024.
5.125% Notes Due 2026. In connection with the CCP Merger, on August 17, 2017, the Operating Partnership assumed $500.0 million aggregate principal amount of 5.125% senior unsecured notes due 2026 (the “2026 Notes”) issued by Care Capital Properties, LP in July 2016. The 2026 Notes accrue interest at a rate of 5.125% per annum payable semiannually on February 15 and August 15 of each year.
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
5.38% Notes Due 2027. In connection with the CCP Merger, on August 17, 2017, the Operating Partnership assumed $100.0 million aggregate principal amount of unregistered 5.38% senior unsecured notes due 2027 (the “2027 Notes”) issued by Care Capital Properties, LP in May 2016. The 2027 Notes accrue interest at a rate of 5.38% per annum payable semiannually on May 17 and November 17 of each year.
The Operating Partnership may prepay the 2027 Notes, in whole at any time or in part from time to time, at 100% of the principal amount to be prepaid plus a make-whole premium. Assuming the 2027 Notes are not redeemed, the 2027 Notes mature on May 17, 2027.
3.90% Notes Due 2029. On October 7, 2019, the Issuers completed an underwritten public offering of $350.0 million aggregate principal amount of 3.90% senior unsecured notes due 2029 (the “2029 Notes”). The net proceeds were $340.5 million after deducting underwriting discounts and other offering expenses. A portion of the net proceeds was used to redeem all of the 2023 Notes as discussed above, and the remaining net proceeds were used to repay borrowings outstanding on the Revolving Credit Facility. The 2029 Notes accrue interest at a rate of 3.90% per annum payable semiannually on April 15 and October 15 of each year. Upon redemption of the 2023 Notes as discussed above, Sabra Capital Corporation’s obligations as a co-issuer under the 2029 Notes were automatically released and discharged.
The 2029 Notes are redeemable at the option of the Operating Partnership, in whole or in part at any time and from time to time, prior to July 15, 2029, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date, plus a make-whole premium. The Operating Partnership may also redeem the 2029 Notes on or after July 15, 2029, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to, but not including, the redemption date. Assuming the 2029 Notes are not redeemed, the 2029 Notes mature on October 15, 2029.

The obligations under the 2024 Notes and 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2026 Notes and 2029 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances.  See Note 15, “Summarized Consolidating Information,” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indenture governing the 2024 Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their restricted subsidiary to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; and (iii) merge or consolidate or sell all or substantially all of their assets. The indenture governing the 2024 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2024 Notes, the failure to comply with certain covenants and agreements specified in the indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding 2024 Notes may become due and payable immediately. The indenture governing the 2024 Notes requires Sabra, the Issuers and their restricted subsidiary to maintain Total Unencumbered Assets (as defined in the indentures) of at least 150% of the Company’s unsecured indebtedness.
The indenture governing the 2026 Notes contains certain covenants that, among other things, limits the ability of Sabra, the Issuers and their subsidiaries to: (i) consummate a merger, consolidate or sell all or substantially all of our consolidated assets and (ii) incur secured or unsecured indebtedness. In addition, Sabra, the Operating Partnership and their subsidiaries are required to maintain at all times consolidated unencumbered total asset value in an amount not less than 150% of the aggregate outstanding principal amount of the Company’s consolidated unsecured debt.
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
The indenture governing the 2029 Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; and (iii) merge or consolidate or sell all or substantially all of their assets. The indenture governing the 2029 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2029 Notes, the failure to comply with certain covenants and agreements specified in the indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding 2029 Notes may become due and payable immediately. The indenture governing the 2029 Notes requires Sabra, the Issuers and their subsidiaries to maintain Total Unencumbered Assets (as defined in the indentures) of at least 150% of the Company’s unsecured indebtedness.
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes and 2029 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2019.
Credit Agreement
Effective on August 17, 2017, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fourth amended and restated unsecured credit agreement (the “Prior Credit Agreement”). The Prior Credit Agreement amended and restated the previous credit agreement entered into by the Borrowers in January 2016 (the “2016 Credit Agreement”). The Company recognized a $0.6 million loss on extinguishment of debt during the year ended December 31, 2017 related to write-offs of deferred financing costs in connection with amending and restating the 2016 Credit Agreement.
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
On September 9, 2019, the Borrowers, Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Prior Credit Agreement. The Company recognized a $0.6 million loss on extinguishment of debt related to write-offs of unamortized deferred financing costs in connection with amending and restating the Prior Credit Agreement during the year ended December 31, 2019.
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
As of December 31, 2019, there were no amounts outstanding under the Revolving Credit Facility and $1.0 billion available for borrowing. As of December 31, 2019, $955.0 million in U.S. dollar term loans and the CAD $125.0 million Canadian dollar term loan were outstanding.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of December 31, 2019, the interest rate on the Revolving Credit Facility was 2.91%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2019, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2019, 2018 and 2017, the Company incurred interest expense of $126.6 million, $147.1 million and $88.4 million, respectively. Interest expense includes non-cash interest expense of $10.1 million, $10.1 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the Company had $16.7 million and $24.0 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2019 (in thousands):

	Secured Indebtedness	Term Loans	Senior Notes	Total
2020	$3,568	$—	$—	$3,568
2021	18,853	—	—	18,853
2022	3,198	105,000	—	108,198
2023	3,296	350,000	—	353,296
2024	3,396	596,025	300,000	899,421
Thereafter	82,466	—	950,000	1,032,466
Total Debt	114,777	1,051,025	1,250,000	2,415,802
Premium, net	—	—	7,612	7,612
Deferred financing costs, net	(1,707)	(10,767)	(8,839)	(21,313)
Total Debt, Net	$113,070	$1,040,258	$1,248,773	$2,402,101

9.	DERIVATIVE AND HEDGING INSTRUMENTS
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

Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of December 31, 2019, approximately $1.2 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,490,000	$1,045,000
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$54,489	$55,401

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$1,811	$899

(1) Balance includes four forward starting interest rate swaps and one forward starting interest rate collar with an effective date of August 2020 and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021 that had been entered into as of December 31, 2019. The forward starting interest rate swaps and forward starting interest rate collars have an aggregate initial notional amount of $645.0 million accreting to $845.0 million in January 2023.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2019 and 2018 (dollars in thousands):

		Count as of December 31, 2019	Fair Value		Maturity Dates
			December 31,
Type	Designation		2019	2018		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	10	$4,239	$25,184	2020 - 2023	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	3,238	4,160	2025	Accounts receivable, prepaid expenses and other assets, net
			$7,477	$29,344
Liabilities:
Forward starting interest rate swaps	Cash flow	6	$494	$4,529	2024	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	2	132	—	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	96,025	91,700	2024	Term loans, net
			$96,651	$96,229

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the years ended December 31, 2019, 2018 and 2017:

	Gain (Loss) Recognized in Other Comprehensive Income			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income			Income Statement Location
	For the year ended December 31,
	2019	2018	2017	2019	2018	2017
Cash Flow Hedges:
Interest rate products	$(19,932)	$2,707	$10,807	$5,545	$3,099	$(2,174)	Interest expense
Net Investment Hedges:
Foreign currency products	(772)	3,554	(2,378)	—	—	—	N/A
CAD term loan	(4,325)	7,888	(6,588)	—	—	—	N/A
	$(25,029)	$14,149	$1,841	$5,545	$3,099	$(2,174)

The gain (loss) in the table above related to interest rate products was reclassified from accumulated other comprehensive income into interest expense. Interest expense totaled $126.6 million, $147.1 million and $88.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
During the years ended December 31, 2019 and 2018, no cash flow hedges were determined to be ineffective. During the year ended December 31, 2017, the Company determined that a portion of a cash flow hedge was ineffective and recognized $22,000 of unrealized gains related to its interest rate swaps to other income on the consolidated statements of income.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2019, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $105,000 and included this amount in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $5,000 and $34,000 of other income and $8,000 of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,477	$—	$7,477	$(544)	$—	$6,933
Offsetting Liabilities:
Derivatives	$626	$—	$626	$(544)	$—	$82

	As of December 31, 2018
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$29,344	$—	$29,344	$(2,069)	$—	$27,275
Offsetting Liabilities:
Derivatives	$4,529	$—	$4,529	$(2,069)	$—	$2,460

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 and 2018 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2019			December 31, 2018
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$67,527	$63,070	$59,832	$96,492	$69,460	$65,797
Preferred equity investments	43,893	44,304	44,493	43,851	44,262	43,825
Financial liabilities:
Senior Notes	1,250,000	1,248,773	1,328,714	1,300,000	1,307,394	1,270,877
Secured indebtedness	114,777	113,070	105,510	117,464	115,679	101,820

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2019 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$59,832	$—	$—	$59,832
Preferred equity investments	44,493	—	—	44,493
Financial liabilities:
Senior Notes	1,328,714	—	1,328,714	—
Secured indebtedness	105,510	—	—	105,510

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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2019, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$4,239	$—	$4,239	$—
Cross currency swaps	3,238	—	3,238	—
Financial liabilities:
Forward starting interest rate swaps	494	—	494	—
Forward starting interest rate collars	132	—	132	—

11.	EQUITY
Preferred Stock
The Company redeemed all 5,750,000 shares of its 7.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) on June 1, 2018 (the “Redemption Date”) for $25.00 per share, plus accrued and unpaid dividends to, but not including, the Redemption Date, without interest, in the amount of $0.4453125 per share of Series A Preferred Stock, for a total redemption price per share of Series A Preferred Stock equal to $25.4453125. As a result of the redemption, the Company incurred a charge of $5.5 million related to the original issuance costs of the Series A Preferred Stock. The charge is presented as an additional preferred stock dividend in the Company’s consolidated statements of income for the year ended December 31, 2018.
Common Stock
On February 25, 2019, the Company established an at-the-market equity offering program (the “Prior ATM Program”) to sell shares of its common stock having an aggregate gross sales price of up to $500.0 million from time to time through a consortium of banks acting as sales agents. On December 5, 2019, the Prior ATM Program automatically terminated in accordance with its terms upon the issuance and sale of the maximum aggregate amount of the shares subject to the Prior ATM Program.
During the year ended December 31, 2019, the Company sold 23.9 million shares under the Prior ATM Program at an average price of $20.92 per share, generating gross proceeds of $500.0 million, before $7.5 million of commissions.
On December 11, 2019, the Company established a new ATM program (the “New ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement.
During December 2019, the Company sold 2.9 million shares under the New ATM Program at an average price of $20.86 per share, generating gross proceeds of $60.0 million, before $0.2 million of commissions. As of December 31, 2019, the Company had $340.0 million available under the New ATM Program.
Other Common Stock Issuances
During each of the years ended December 31, 2019 and 2018, the Company issued 0.1 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to employees as a result of restricted stock unit vestings, the employees’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2019, 2018 and 2017, the Company incurred $1.5 million, $0.4 million and $3.1 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive (Loss) Income
The following is a summary of the Company’s accumulated other comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2019	2018
Foreign currency translation gain (loss)	$(1,516)	$(2,193)
Unrealized (loss) gain on cash flow hedges	(10,872)	14,494
Total accumulated other comprehensive (loss) income	$(12,388)	$12,301

12.	STOCK-BASED COMPENSATION
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
During the year ended December 31, 2019, no stock options were exercised and 1.2 million stock options expired. As of December 31, 2019, no stock options were outstanding.
As of December 31, 2018, 1.2 million stock options with a weighted average exercise price per share of $28.04 were outstanding.
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
The following table summarizes additional information concerning restricted stock units at December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2018	1,477,318	$17.88
Granted	603,131	20.59
Vested	(433,181)	18.34
Dividends reinvested	152,329	18.60
Cancelled/forfeited	(61,735)	18.29
Unvested as of December 31, 2019	1,737,862	$18.90

As of December 31, 2019, the weighted average remaining vesting period of restricted stock units was 2.5 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2019, 2018 and 2017 was $20.59, $16.02 and $19.38, respectively. The total fair value of units vested during the years ended December 31, 2019, 2018 and 2017 was $7.9 million, $3.6 million and $8.4 million, respectively.
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

	2019	2018	2017
Risk free interest rate	1.57% - 2.54%	2.36% - 2.59%	1.42% - 1.99%
Expected stock price volatility	23.80% - 28.57%	28.57% - 30.02%	28.86% - 30.97%
Expected service period	2.4 - 3.0 years	2.5 - 3.0 years	2.2 - 3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $9.8 million, $7.6 million and $7.0 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income. During the year ended December 31, 2017, the Company recognized $1.4 million of stock-based compensation expense related to former CCP employees included in merger and acquisition costs in the consolidated statements of income. As of December 31, 2019, there was $20.1 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.5 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 3% of each participant’s eligible compensation. During the years ended December 31, 2019, 2018 and 2017, the Company’s matching contributions were approximately $211,000, $171,000 and $143,000, respectively.

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
As a result of acquisitions in Canada during 2015, the Company is subject to income taxes under the laws of Canada. The Company recorded a $0.5 million, $0.6 million and $1.3 million income tax benefit during the years ended December 31, 2019, 2018 and 2017, respectively, with respect to its Canadian operations. Due to uncertainty over the Company’s ability to utilize this income tax benefit in future periods, the Company recorded a valuation allowance of $0.5 million, $0.7 million and $1.2 million against the deferred tax benefit during the years ended December 31, 2019, 2018 and 2017, respectively.
The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2019, 2018 and 2017, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2016 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.	EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income attributable to common stockholders	$68,996	$269,314	$148,141

Denominator
Basic weighted average common shares and common equivalents	187,172,210	178,305,738	105,621,242
Dilutive stock options and restricted stock units	954,882	416,006	221,192
Diluted weighted average common shares	188,127,092	178,721,744	105,842,434

Net income attributable to common stockholders, per:
Basic common share	$0.37	$1.51	$1.40

Diluted common share	$0.37	$1.51	$1.40

During the years ended December 31, 2019, 2018 and 2017, approximately 1,000, 121,000 and 132,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were outstanding as of December 31, 2019, and no stock options were considered anti-dilutive during the years ended December 31, 2018 and 2017.

15.	SUMMARIZED CONSOLIDATING INFORMATION
The 2024 Notes are issued by the Operating Partnership and fully and unconditionally guaranteed, jointly and severally, by the Company and one of the Company’s non-operating subsidiaries, subject to release under certain customary circumstances as described below. In connection with the Operating Partnership’s assumption of the 2026 Notes as a result of the CCP Merger, the Company has fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. The 2029 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by the Company.
These guarantees are subordinated to all existing and future senior debt and senior guarantees of the applicable guarantors and are unsecured. The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.
A guarantor will be automatically and unconditionally released from its obligations under the guarantee with respect to the 2024 Notes in the event of:

•	Any sale of the subsidiary guarantor or of all or substantially all of its assets;

•	A merger or consolidation of the subsidiary guarantor with the Operating Partnership or the Company, provided that the surviving entity remains a guarantor;

•	The requirements for legal defeasance or covenant defeasance or to discharge the indenture governing the 2024 Notes have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the indenture governing the 2024 Notes, of the subsidiary guarantor;

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty; or

•
If the subsidiary guarantor is not a guarantor or is not otherwise liable in respect of any obligations under any credit facility (as defined in the indenture governing the 2024 Notes) of the Company or any of its subsidiaries.

The Company will be automatically and unconditionally released from its obligations under the guarantee with respect to the 2026 Notes in the event of:

•	A liquidation or dissolution, to the extent permitted under the indenture governing the 2026 Notes;

•	A merger or consolidation, provided that the surviving entity remains a guarantor; or

•	The requirements for legal defeasance or covenant defeasance or to discharge the indenture governing the 2026 Notes have been satisfied.
Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent Company”), the Operating Partnership, Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes) and the Company’s non-guarantor subsidiaries with respect to the 2024 Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Operating Partnership, Sabra Health Care, L.L.C. and the non-guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Operating Partnership, Sabra Health Care, L.L.C. or non-guarantor subsidiaries operated as independent entities. Sabra’s investments in its consolidated subsidiaries are presented based upon Sabra’s proportionate share of each subsidiary’s net assets. Intercompany activities between subsidiaries and the Parent Company are presented within operating activities on the consolidating statement of cash flows.
Consolidating financial statements for the Company and its subsidiaries, including the Parent Company only, the Operating Partnership only, Sabra Health Care, L.L.C. only and the combined non-guarantor subsidiaries, are as follows:

CONSOLIDATING BALANCE SHEET
December 31, 2019
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$384	$—	$—	$5,340,986	$—	$5,341,370
Loans receivable and other investments, net	(564)	—	—	107,938	—	107,374
Investment in unconsolidated joint venture	—	—	—	319,460	—	319,460
Cash and cash equivalents	29,369	—	—	9,728	—	39,097
Restricted cash	—	—	—	10,046	—	10,046
Lease intangible assets, net	—	—	—	101,509	—	101,509
Accounts receivable, prepaid expenses and other assets, net	4,753	18,655	—	137,247	(10,212)	150,443
Intercompany	2,126,198	1,728,096	—	—	(3,854,294)	—
Investment in subsidiaries	1,359,702	1,823,897	—	35,150	(3,218,749)	—
Total assets	$3,519,842	$3,570,648	$—	$6,062,064	$(7,083,255)	$6,069,299
Liabilities
Secured debt, net	$—	$—	$—	$113,070	$—	$113,070
Revolving credit facility	—	—	—	—	—	—
Term loans, net	—	945,393	—	94,865	—	1,040,258
Senior unsecured notes, net	—	1,248,773	—	—	—	1,248,773
Accounts payable and accrued liabilities	31,382	16,780	—	70,842	(10,212)	108,792
Lease intangible liabilities, net	—	—	—	69,946	—	69,946
Intercompany	—	—	—	3,854,294	(3,854,294)	—
Total liabilities	31,382	2,210,946	—	4,203,017	(3,864,506)	2,580,839
Total equity	3,488,460	1,359,702	—	1,859,047	(3,218,749)	3,488,460
Total liabilities and equity	$3,519,842	$3,570,648	$—	$6,062,064	$(7,083,255)	$6,069,299

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING BALANCE SHEET
December 31, 2018
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Assets
Real estate investments, net of accumulated depreciation	$317	$—	$—	$5,853,228	$—	$5,853,545
Loans receivable and other investments, net	(560)	—	—	114,282	—	113,722
Investment in unconsolidated joint venture	—	—	—	340,120	—	340,120
Cash and cash equivalents	40,835	—	—	9,395	—	50,230
Restricted cash	—	—	—	9,428	—	9,428
Lease intangible assets, net	—	—	—	131,097	—	131,097
Accounts receivable, prepaid expenses and other assets, net	798	37,075	—	140,307	(11,019)	167,161
Intercompany	1,972,059	2,646,669	—	—	(4,618,728)	—
Investment in subsidiaries	1,258,715	1,629,795	—	33,083	(2,921,593)	—
Total assets	$3,272,164	$4,313,539	$—	$6,630,940	$(7,551,340)	$6,665,303
Liabilities
Secured debt, net	$—	$—	$—	$115,679	$—	$115,679
Revolving credit facility	—	624,000	—	—	—	624,000
Term loans, net	—	1,094,177	—	90,753	—	1,184,930
Senior unsecured notes, net	—	1,307,394	—	—	—	1,307,394
Accounts payable and accrued liabilities	21,750	29,253	—	54,843	(11,019)	94,827
Lease intangible liabilities, net	—	—	—	83,726	—	83,726
Intercompany	—	—	—	4,618,728	(4,618,728)	—
Total liabilities	21,750	3,054,824	—	4,963,729	(4,629,747)	3,410,556
Total Sabra Health Care REIT, Inc. stockholders’ equity	3,250,414	1,258,715	—	1,662,878	(2,921,593)	3,250,414
Noncontrolling interests	—	—	—	4,333	—	4,333
Total equity	3,250,414	1,258,715	—	1,667,211	(2,921,593)	3,254,747
Total liabilities and equity	$3,272,164	$4,313,539	$—	$6,630,940	$(7,551,340)	$6,665,303

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2019
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$485,138	$(33,000)	$452,138
Interest and other income	255	5,655	—	81,285	(5,655)	81,540
Resident fees and services	—	—	—	128,058	—	128,058
Total revenues	255	5,655	—	694,481	(38,655)	661,736
Expenses:
Depreciation and amortization	50	—	—	181,499	—	181,549
Interest	—	118,656	—	13,609	(5,655)	126,610
Triple-net portfolio operating expenses	—	—	—	22,215	—	22,215
Senior housing - managed portfolio operating expenses	—	—	—	119,257	(33,000)	86,257
General and administrative	28,486	175	—	1,801	—	30,462
Merger and acquisition costs	423	—	—	1	—	424
Provision for doubtful accounts, straight-line rental income and loan losses	4	—	—	1,234	—	1,238
Impairment of real estate	—	—	—	121,819	—	121,819
Total expenses	28,963	118,831	—	461,435	(38,655)	570,574
Other income (expense):
Loss on extinguishment of debt	—	(16,296)	—	(44)	—	(16,340)
Other (expense) income	—	(321)	—	2,415	—	2,094
Net gain on sales of real estate	—	—	—	2,300	—	2,300
Total other (expense) income	—	(16,617)	—	4,671	—	(11,946)
Income in subsidiary	98,665	228,459	—	6,846	(333,970)	—
Income before loss from unconsolidated joint venture and income tax expense	69,957	98,666	—	244,563	(333,970)	79,216
Loss from unconsolidated joint venture	—	—	—	(6,796)	—	(6,796)
Income tax expense	(961)	(1)	—	(2,440)	—	(3,402)
Net income	68,996	98,665	—	235,327	(333,970)	69,018
Net income attributable to noncontrolling interests	—	—	—	(22)	—	(22)
Net income attributable to common stockholders	$68,996	$98,665	$—	$235,305	$(333,970)	$68,996
Net income attributable to common stockholders, per:
Basic common share						$0.37
Diluted common share						$0.37
Weighted-average number of common shares outstanding, basic						187,172,210
Weighted-average number of common shares outstanding, diluted						188,127,092

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2018
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$554,030	$(17,425)	$536,605
Interest and other income	110	399	—	16,557	(399)	16,667
Resident fees and services	—	—	—	70,137	—	70,137
Total revenues	110	399	—	640,724	(17,824)	623,409
Expenses:
Depreciation and amortization	887	—	—	190,492	—	191,379
Interest	—	134,096	—	13,409	(399)	147,106
Senior housing - managed portfolio operating expenses	—	—	—	66,971	(17,425)	49,546
General and administrative	26,801	71	—	9,586	—	36,458
Merger and acquisition costs	642	—	—	(6)	—	636
Provision for doubtful accounts, straight-line rental income and loan losses	822	—	—	38,253	—	39,075
Impairment of real estate	—	—	—	1,413	—	1,413
Total expenses	29,152	134,167	—	320,118	(17,824)	465,613
Other income (expense):
Loss on extinguishment of debt	—	—	—	(2,917)	—	(2,917)
Other income (expense)	1,977	(55)	—	2,558	—	4,480
Net gain on sales of real estate	—	—	—	128,198	—	128,198
Total other income (expense)	1,977	(55)	—	127,839	—	129,761
Income in subsidiary	307,736	441,560	—	24,316	(773,612)	—
Income before loss from unconsolidated joint venture and income tax expense	280,671	307,737	—	472,761	(773,612)	287,557
Loss from unconsolidated joint venture	—	—	—	(5,431)	—	(5,431)
Income tax expense	(1,589)	(1)	—	(1,421)	—	(3,011)
Net income	279,082	307,736	—	465,909	(773,612)	279,115
Net loss attributable to noncontrolling interests	—	—	—	(33)	—	(33)
Net income attributable to Sabra Health Care REIT, Inc.	279,082	307,736	—	465,876	(773,612)	279,082
Preferred stock dividends	(9,768)	—	—	—	—	(9,768)
Net income attributable to common stockholders	$269,314	$307,736	$—	$465,876	$(773,612)	$269,314
Net income attributable to common stockholders, per:
Basic common share						$1.51
Diluted common share						$1.51
Weighted-average number of common shares outstanding, basic						178,305,738
Weighted-average number of common shares outstanding, diluted						178,721,744

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2017
(in thousands, except share and per share amounts)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Revenues:
Rental and related revenues	$—	$—	$—	$371,704	$(7,513)	$364,191
Interest and other income	2,673	143	—	15,005	(161)	17,660
Resident fee and services	—	—	—	26,430	—	26,430
Total revenues	2,673	143	—	413,139	(7,674)	408,281
Expenses:
Depreciation and amortization	867	—	—	113,015	—	113,882
Interest	—	77,767	—	10,816	(143)	88,440
Senior housing - managed portfolio operating expenses	—	—	—	25,391	(7,531)	17,860
General and administrative	24,810	65	—	7,526	—	32,401
Merger and acquisition costs	30,208	—	—	47	—	30,255
Provision for doubtful accounts, straight-line rental income and loan losses	227	—	—	16,886	—	17,113
Impairment of real estate	—	—	—	1,326	—	1,326
Total expenses	56,112	77,832	—	175,007	(7,674)	301,277
Other income (expense):
Loss on extinguishment of debt	—	(422)	—	(131)	—	(553)
Other income (expense)	—	1,130	—	(594)	—	536
Net gain on sales of real estate	—	—	—	52,029	—	52,029
Total other income	—	708	—	51,304	—	52,012
Income in subsidiary	212,432	289,414	—	7,199	(509,045)	—
Income before income tax expense	158,993	212,433	—	296,635	(509,045)	159,016
Income tax expense	(610)	(1)	—	(40)	—	(651)
Net income	158,383	212,432	—	296,595	(509,045)	158,365
Net loss attributable to noncontrolling interests	—	—	—	18	—	18
Net income attributable to Sabra Health Care REIT, Inc.	158,383	212,432	—	296,613	(509,045)	158,383
Preferred stock dividends	(10,242)	—	—	—	—	(10,242)
Net income attributable to common stockholders	$148,141	$212,432	$—	$296,613	$(509,045)	$148,141
Net income attributable to common stockholders, per:
Basic common share						$1.40
Diluted common share						$1.40
Weighted-average number of common shares outstanding, basic						105,621,242
Weighted-average number of common shares outstanding, diluted						105,842,434

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2019
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Net income	$68,996	$98,665	$—	$235,327	$(333,970)	$69,018
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(1,276)	—	1,955	—	679
Unrealized (loss) gain on cash flow hedge	—	(25,416)	—	48	—	(25,368)
Total other comprehensive (loss) income	—	(26,692)	—	2,003	—	(24,689)
Comprehensive income	68,996	71,973	—	237,330	(333,970)	44,329
Comprehensive income attributable to noncontrolling interests	—	—	—	(22)	—	(22)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$68,996	$71,973	$—	$237,308	$(333,970)	$44,307

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Net income	$279,082	$307,736	$—	$465,909	$(773,612)	$279,115
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	—	4,329	—	(3,609)	—	720
Unrealized gain on cash flow hedge	—	244	—	48	—	292
Total other comprehensive income (loss)	—	4,573	—	(3,561)	—	1,012
Comprehensive income	279,082	312,309	—	462,348	(773,612)	280,127
Comprehensive income attributable to noncontrolling interests	—	—	—	(33)	—	(33)
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$279,082	$312,309	$—	$462,315	$(773,612)	$280,094

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Net income	$158,383	$212,432	$—	$296,595	$(509,045)	$158,365
Other comprehensive income:
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	—	(2,821)	—	2,975	—	154
Unrealized gain (loss) on cash flow hedges	—	13,078	—	(145)	—	12,933
Total other comprehensive income	—	10,257	—	2,830	—	13,087
Comprehensive income	158,383	222,689	—	299,425	(509,045)	171,452
Comprehensive loss attributable to noncontrolling interests	—	—	—	18	—	18
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$158,383	$222,689	$—	$299,443	$(509,045)	$171,470

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Net cash provided by operating activities	$359,681	$—	$—	$12,794	$—	$372,475
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(51,136)	—	(51,136)
Origination and fundings of loans receivable	—	—	—	(13,065)	—	(13,065)
Additions to real estate	(115)	—	—	(25,336)	—	(25,451)
Repayment of loans receivable	—	—	—	18,367	—	18,367
Repayment of preferred equity investments	—	—	—	5,079	—	5,079
Net proceeds from sales of real estate	—	—	—	329,050	—	329,050
Distribution from subsidiaries	5,248	5,248	—	—	(10,496)	—
Intercompany financing	(590,173)	266,148	—	—	324,025	—
Net cash (used in) provided by investing activities	(585,040)	271,396	—	262,959	313,529	262,844
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(624,000)	—	—	—	(624,000)
Proceeds from issuance of senior unsecured notes	—	638,779	—	—	—	638,779
Principal payments on senior unsecured notes	—	(700,000)	—	—	—	(700,000)
Principal payments on term loans	—	(145,000)	—	—	—	(145,000)
Principal payments on secured debt	—	—	—	(3,436)	—	(3,436)
Payments of deferred financing costs	—	(15,598)	—	—	—	(15,598)
Payments related to extinguishment of debt	—	(10,502)	—	—	—	(10,502)
Distributions to noncontrolling interests	—	—	—	(316)	—	(316)
Issuance of common stock, net	549,328	—	—	—	—	549,328
Dividends paid on common stock	(335,435)	—	—	—	—	(335,435)
Distribution to parent	—	(5,248)	—	(5,248)	10,496	—
Intercompany financing	—	590,173	—	(266,148)	(324,025)	—
Net cash provided by (used in) financing activities	213,893	(271,396)	—	(275,148)	(313,529)	(646,180)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,466)	—	—	605	—	(10,861)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	346	—	346
Cash, cash equivalents and restricted cash, beginning of period	40,835	—	—	18,823	—	59,658
Cash, cash equivalents and restricted cash, end of period	$29,369	$—	$—	$19,774	$—	$49,143

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Net cash provided by operating activities	$312,485	$—	$—	$48,101	$—	$360,586
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(261,511)	—	(261,511)
Origination and fundings of loans receivable	—	—	—	(50,731)	—	(50,731)
Origination and fundings of preferred equity investments	—	—	—	(5,313)	—	(5,313)
Additions to real estate	(40)	—	—	(27,657)	—	(27,697)
Repayment of loans receivable	—	—	—	51,789	—	51,789
Repayment of preferred equity investments	—	—	—	6,870	—	6,870
Investment in unconsolidated JV	—	—	—	(354,461)	—	(354,461)
Net proceeds from sales of real estate	—	—	—	382,560	—	382,560
Distribution from subsidiaries	5,457	5,457	—	—	(10,914)	—
Intercompany financing	(319,268)	(299,873)	—	—	619,141	—
Net cash used in investing activities	(313,851)	(294,416)	—	(258,454)	608,227	(258,494)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(17,000)	—	—	—	(17,000)
Principal payments on secured debt	—	—	—	(140,338)	—	(140,338)
Payments of deferred financing costs	—	(352)	—	—	—	(352)
Payments related to extinguishment of debt	—	(2,043)	—	—	—	(2,043)
Distributions to noncontrolling interests	—	—	—	(142)	—	(142)
Preferred stock redemption	(143,750)	—	—	—	—	(143,750)
Issuance of common stock, net	(499)	—	—	—	—	(499)
Dividends paid on common and preferred stock	(325,220)	—	—	—	—	(325,220)
Distribution to parent	—	(5,457)	—	(5,457)	10,914	—
Intercompany financing	—	319,268	—	299,873	(619,141)	—
Net cash (used in) provided by financing activities	(469,469)	294,416	—	153,936	(608,227)	(629,344)
Net decrease in cash, cash equivalents and restricted cash	(470,835)	—	—	(56,417)	—	(527,252)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	(539)	—	(539)
Cash, cash equivalents and restricted cash, beginning of period	511,670	—	—	75,779	—	587,449
Cash, cash equivalents and restricted cash, end of period	$40,835	$—	$—	$18,823	$—	$59,658

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(in thousands)

			Combined Non-Guarantor Subsidiaries of 2026 Notes and 2029 Notes(5)
	Parent Company(1)	Operating Partnership(2)	Sabra Health Care, L.L.C.(3)	Combined Non-Guarantor Subsidiaries of 2024 Notes(4)	Elimination	Consolidated
Net cash provided by operating activities	$59,640	$—	$—	$76,149	$—	$135,789
Cash flows from investing activities:
Acquisition of real estate	—	—	—	(419,905)	—	(419,905)
Cash received in CCP Merger	77,859	—	—	—	—	77,859
Origination and fundings of loans receivable	—	—	—	(17,239)	—	(17,239)
Origination and fundings of preferred equity investments	—	—	—	(2,749)	—	(2,749)
Additions to real estate	(181)	—	—	(6,773)	—	(6,954)
Repayment of loans receivable	—	—	—	32,430	—	32,430
Repayment of preferred equity investments	—	—	—	3,755	—	3,755
Net proceeds from the sales of real estate	—	—	—	150,243	—	150,243
Distribution from subsidiaries	2,474	2,474	—	—	(4,948)	—
Intercompany financing	168,999	(249,664)	—	—	80,665	—
Net cash provided by (used in) investing activities	249,151	(247,190)	—	(260,238)	75,717	(182,560)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	253,000	—	—	—	253,000
Proceeds from term loans	—	181,000	—	—	—	181,000
Principal payments on secured debt	—	—	—	(4,145)	—	(4,145)
Payments of deferred financing costs	—	(15,337)	—	—	—	(15,337)
Payment of contingent consideration	—	—	—	(382)	—	(382)
Distributions to noncontrolling interests	—	—	—	(30)	—	(30)
Issuance of common stock, net	366,800	—	—	—	—	366,800
Dividends paid on common and preferred stock	(182,089)	—	—	—	—	(182,089)
Distribution to parent	—	(2,474)	—	(2,474)	4,948	—
Intercompany financing	—	(168,999)	—	249,664	(80,665)	—
Net cash provided by financing activities	184,711	247,190	—	242,633	(75,717)	598,817
Net increase in cash, cash equivalents and restricted cash	493,502	—	—	58,544	—	552,046
Effect of foreign currency translation on cash, cash equivalents and restricted cash	—	—	—	738	—	738
Cash, cash equivalents and restricted cash, beginning of period	18,168	—	—	16,497	—	34,665
Cash, cash equivalents and restricted cash, end of period	$511,670	$—	$—	$75,779	$—	$587,449

(1)	The Parent Company guarantees the 2024 Notes, the 2026 Notes and the 2029 Notes.

(2)	The Operating Partnership is the issuer of the 2024 Notes, the 2026 Notes and the 2029 Notes.

(3)	Sabra Health Care, L.L.C. guarantees the 2024 Notes.

(4)	The Combined Non-Guarantor Subsidiaries of the 2024 Notes consist of the subsidiaries that do not guarantee the 2024 Notes.

(5)	None of Sabra Health Care, L.L.C. nor the Combined Non-Guarantor Subsidiaries of the 2024 Notes guarantee the 2026 Notes or the 2029 Notes.

16.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2019, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On February 4, 2020, the Company announced that its board of directors declared a quarterly cash dividend of $0.45 per share of common stock. The dividend will be paid on February 28, 2020 to stockholders of record as of the close of business on February 14, 2020.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Recoveries	Uncollectible Accounts Written-off	Balance at End of Year
Year ended December 31, 2019
Allowance for doubtful accounts (1)	$3,706	$—	$—	$(3,706)	$—
Straight-line rent receivable allowance (1)	35,778	—	—	(35,778)	—
Loan loss reserves	1,258	1,238	—	(1,932)	564
	$40,742	$1,238	$—	$(41,416)	$564

Year ended December 31, 2018
Allowance for doubtful accounts	$5,520	$986	$(2,718)	$(82)	$3,706
Straight-line rent receivable allowance	12,355	39,646	—	(16,223)	35,778
Loan loss reserves	97	1,161	—	—	1,258
	$17,972	$41,793	$(2,718)	$(16,305)	$40,742

Year ended December 31, 2017
Allowance for doubtful accounts	$3,693	$2,485	$(385)	$(273)	$5,520
Straight-line rent receivable allowance	3,668	10,487	—	(1,800)	12,355
Loan loss reserves	2,750	4,526	—	(7,179)	97
	$10,111	$17,498	$(385)	$(9,252)	$17,972
(1) Balances written-off in connection with the adoption of Topic 842 on January 1, 2019.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2019
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Forest Hills (SNF)	Broken Arrow, OK	100%	(4)	$1,653	$11,259	$12,912	$—	$1,653	$9,565	$11,218	$(3,655)	1994/2008, 2009/2010, 2015	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,167	3,822	(1,126)	1987	11/15/10	32
Bedford Hills	Bedford, NH	100%	5,782	1,911	12,245	14,156	—	1,911	10,867	12,778	(4,272)	1992/2010, 2019	11/15/10	36
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,334	1,646	(895)	1890/2005	11/15/10	20
Missouri River	Great Falls, MT	100%	10,366	2,023	16,967	18,990	—	2,023	15,531	17,554	(7,673)	1960/1990, 2010	11/15/10	30
Deer Lodge	Deer Lodge, MT	100%	3,940	190	3,032	3,222	2	190	2,619	2,809	(1,232)	1973	11/15/10	30
Arden House	Hamden, CT	100%	17,879	2,250	23,816	26,066	—	2,250	22,119	24,369	(9,913)	1973/2008, 2010	11/15/10	28
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	51	211	(42)	1968	11/15/10	10
Mineral Springs	North Conway, NH	100%	11,593	417	5,352	5,769	—	417	4,642	5,059	(1,832)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	9,765	454	4,531	4,985	—	454	3,827	4,281	(1,383)	1984/1986, 1987, 2009	11/15/10	41
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(5,275)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(3,935)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(6,195)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(5,660)	2008	08/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	179	2,527	12,632	15,159	(3,065)	1927/1990, 2007/2016	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	106	2,617	11,768	14,385	(2,614)	1958/2009/2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	1,333	509	6,351	6,860	(1,687)	1981/2013	05/10/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(2,895)	2002/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(2,160)	2003/2012, 2015	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(1,461)	2002/2012, 2018	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(4,982)	1962/1996/2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(2,955)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(638)	1970/1979/1983/1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(1,380)	1962/1968/1975/2000/2004	02/14/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(2,637)	1985/2017, 2018	03/05/14	40
Adams PARC	Barlesville, OK	100%	—	1,332	6,904	8,236	—	1,332	6,904	8,236	(1,121)	1989/2019	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	890	2,189	24,457	26,646	(3,627)	1963/1984, 2018, 2019	10/29/14	40
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	—	869	5,237	6,106	(950)	2001/2013, 2019	10/29/14	40
Cadia Healthcare of Hyattsville	Hyattsville, MD	100%	—	6,343	65,573	71,916	14	6,343	65,587	71,930	(8,890)	1950/1976, 2008	06/30/15	40
Cadia Healthcare of Annapolis	Annapolis, MD	100%	—	1,548	40,773	42,321	103	1,548	40,876	42,424	(5,155)	1964/1993, 2012	06/30/15	40
Cadia Healthcare of Wheaton	Wheaton, MD	100%	—	676	56,897	57,573	22	676	56,919	57,595	(7,050)	1966/1991, 2012	06/30/15	40
Cadia Healthcare of Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	1,236	1,475	57,473	58,948	(6,536)	1953/1975, 2014, 2019	11/25/15	40
Cadia Healthcare of Spring Brook	Silver Spring, MD	100%	—	963	48,085	49,048	7	963	48,092	49,055	(4,599)	1965/2015	07/26/16	40
Andrew Residence	Minneapolis, MN	100%	—	2,931	6,943	9,874	192	2,931	7,135	10,066	(596)	1941/2014, 2019	08/17/17	40
Avamere Riverpark of Eugene	Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(2,167)	1988/2016	08/17/17	40
Avamere Rehab of Lebanon	Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(894)	1974	08/17/17	40
Avamere Crestview of Portland	Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(1,277)	1964/2016	08/17/17	40
Avamere Rehabilitation of King City	Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(761)	1975	08/17/17	40
Avamere Rehabilitation of Hillsboro	Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(884)	1973	08/17/17	40
Avamere Rehab of Junction City	Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(517)	1966/2015	08/17/17	40
Avamere Rehab of Eugene	Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(1,260)	1966/2016	08/17/17	40
Avamere Rehab of Coos Bay	Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(578)	1968	08/17/17	40
Avamere Rehab of Clackamas	Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(334)	1961	08/17/17	40
Avamere Rehab of Newport	Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(319)	1973/2014	08/17/17	40
Avamere Rehab of Oregon City	Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(765)	1974	08/17/17	40
Avamere Transitional Care of Puget Sound	Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(852)	2017	08/17/17	40
Richmond Beach Rehab	Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(943)	1993/2014	08/17/17	40
St. Francis of Bellingham	Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(1,010)	1984/2015	08/17/17	40
Avamere Olympic Rehabilitation of Sequim	Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(352)	1974	08/17/17	40
Avamere Heritage Rehabilitation of Tacoma	Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(341)	1968	08/17/17	40
Avamere at Pacific Ridge	Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(178)	1972/2014	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avamere Rehabilitation of Cascade Park	Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(1,031)	1991	08/17/17	40
The Pearl at Kruse Way	Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(882)	2005/2016	08/17/17	40
Avamere at Medford	Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(2,864)	1974/2016	08/17/17	40
Avamere Bellingham Healthcare and Rehab Services	Bellingham, WA	100%	—	2,908	2,058	4,966	—	2,908	2,058	4,966	(182)	1972/2015	08/17/17	40
Queen Anne Healthcare	Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(427)	1970	08/17/17	40
Avamere Transitional Care and Rehab - Boise	Boise, ID	100%	—	681	9,348	10,029	—	681	9,348	10,029	(623)	1979	08/17/17	40
Avamere Transitional Care at Sunnyside	Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(1,016)	1981	08/17/17	40
Avamere Health Services of Rogue Valley	Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(1,559)	1961/2016	08/17/17	40
Avamere Transitional Care and Rehab - Malley	Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,272	30,934	(2,179)	1972/2016	08/17/17	40
Avamere Transitional Care and Rehab - Brighton	Brighton, CO	100%	—	1,933	11,624	13,557	—	1,933	11,624	13,557	(779)	1971	08/17/17	40
Phoenix Rehabilitation Services	Phoenix, AZ	100%	—	1,270	11,502	12,772	—	1,270	11,502	12,772	(726)	2008	08/17/17	40
Tustin Subacute Care Facility	Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(717)	2008	08/17/17	40
La Mesa Inpatient Rehabilitation Facility	La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(522)	2012	08/17/17	40
Golden Living Center - Westminster	Westminster, MD	100%	—	2,128	6,614	8,742	487	2,128	7,101	9,229	(630)	1973/2010, 2019	08/17/17	40
Maple Wood Care Center	Kansas City, MO	100%	—	1,142	3,226	4,368	653	1,142	3,879	5,021	(539)	1983	08/17/17	40
Garden Valley Nursing & Rehab	Kansas City, MO	100%	—	1,985	2,714	4,699	303	1,985	3,017	5,002	(490)	1983	08/17/17	40
Worthington Nursing & Rehab	Parkersburg, WV	100%	—	697	10,688	11,385	285	697	10,973	11,670	(892)	1974/1999, 2019	08/17/17	40
Burlington House Rehabilitative and Alzheimer’s Care Center	Cincinnati, OH	100%	—	2,686	10,062	12,748	—	2,686	10,062	12,748	(758)	1989/2015	08/17/17	40
Golden Living Center - Charlottesville	Charlottesville, VA	100%	—	2,840	8,450	11,290	1,157	2,840	9,607	12,447	(769)	1964/2009, 2019	08/17/17	40
Golden Living Center - Sleepy Hollow	Annandale, VA	100%	—	7,241	17,727	24,968	1,806	7,241	19,533	26,774	(1,405)	1963/2013, 2019	08/17/17	40
Golden Living Center - Petersburg	Petersburg, VA	100%	—	988	8,416	9,404	146	988	8,562	9,550	(641)	1970/2009	08/17/17	40
Golden Living Center - Battlefield Park	Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	9,009	10,183	(664)	1976/2010	08/17/17	40
Golden Living Center - Hagerstown	Hagerstown, MD	100%	—	1,393	13,438	14,831	150	1,393	13,588	14,981	(959)	1971/2010	08/17/17	40
Golden Living Center - Cumberland	Cumberland, MD	100%	—	800	16,973	17,773	457	800	17,430	18,230	(1,219)	1968	08/17/17	40
Gilroy Healthcare and Rehabilitation Center	Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(1,482)	1968	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
North Cascades Health and Rehabilitation Center	Bellingham, WA	100%	—	1,437	14,196	15,633	—	1,437	14,196	15,633	(926)	1999	08/17/17	40
Granite Rehabilitation & Wellness	Cheyenne, WY	100%	—	387	13,613	14,000	2,246	387	15,859	16,246	(1,170)	1967/2017	08/17/17	40
Rawlins Rehabilitation & Wellness	Rawlins, WY	100%	—	281	6,007	6,288	—	281	6,007	6,288	(389)	1967	08/17/17	40
Wind River Rehabilitation & Wellness	Riverton, WY	100%	—	199	11,398	11,597	—	199	11,398	11,597	(720)	1967	08/17/17	40
Sage View Care Center	Rock Springs, WY	100%	—	420	8,665	9,085	—	420	8,665	9,085	(571)	1964/2017	08/17/17	40
Shelton Health and Rehabilitation Center	Shelton, WA	100%	—	415	8,965	9,380	—	415	8,965	9,380	(629)	1998	08/17/17	40
Dundee Nursing Home	Bennettsville, SC	100%	—	1,437	4,631	6,068	—	1,437	4,631	6,068	(334)	1958	08/17/17	40
Mt. Pleasant Nursing Center	Mount Pleasant, SC	100%	—	2,689	3,942	6,631	—	2,689	3,942	6,631	(302)	1977/2015	08/17/17	40
Tri-State Comp Care Center	Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(388)	1990/2005	08/17/17	40
Epic-Conway	Conway, SC	100%	—	1,408	10,784	12,192	—	1,408	10,784	12,192	(758)	1975	08/17/17	40
Epic- Bayview	Beaufort, SC	100%	—	1,842	11,389	13,231	—	1,842	11,389	13,231	(777)	1970	08/17/17	40
Focused Care at Baytown	Baytown, TX	100%	—	479	6,351	6,830	209	479	6,456	6,935	(451)	1970/2019	08/17/17	40
Focused Care at Allenbrook	Baytown, TX	100%	—	426	3,236	3,662	173	426	3,371	3,797	(297)	1975/2019	08/17/17	40
Focused Care at Huntsville	Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,200	3,502	(250)	1968/2019	08/17/17	40
Focused Care at Center	Center, TX	100%	—	231	1,335	1,566	312	231	1,555	1,786	(174)	1972/2019	08/17/17	40
Focused Care at Humble	Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	2,099	4,213	(268)	1972/2019	08/17/17	40
Focused Care at Beechnut	Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	5,876	6,895	(436)	1982/2019	08/17/17	40
Focused Care at Linden	Linden, TX	100%	—	112	256	368	133	112	331	443	(57)	1968/2019	08/17/17	40
Focused Care at Sherman	Sherman, TX	100%	—	469	6,310	6,779	255	469	6,400	6,869	(463)	1971/2019	08/17/17	40
Focused Care at Mount Pleasant	Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,249	7,499	(532)	1970/2019	08/17/17	40
Focused Care at Waxahachie	Waxahachie, TX	100%	—	416	7,259	7,675	205	416	7,412	7,828	(539)	1976/2019	08/17/17	40
Focused Care at Gilmer	Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,605	5,312	(352)	1990/2019	08/17/17	40
Hearthstone of Northern Nevada	Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(631)	1988	08/17/17	40
Sunset Hills Healthcare and Rehabilitation Center	St. Louis, MO	100%	—	1,595	5,822	7,417	—	966	3,157	4,123	—	1954/2016	08/17/17	40
Mountainview Specialty Care Center	Greensburg, PA	100%	—	549	9,926	10,475	—	549	9,926	10,475	(824)	1971/2016	08/17/17	40
Golden Living Center - Richmond	Richmond, IN	100%	—	259	9,819	10,078	—	259	9,819	10,078	(655)	1975	08/17/17	40
Golden Living Center - Petersburg	Petersburg, IN	100%	—	581	5,367	5,948	—	581	5,367	5,948	(383)	1970/2009	08/17/17	40
Beverly Health - Ft. Pierce	Fort Pierce, FL	100%	—	787	16,648	17,435	—	787	16,648	17,435	(1,067)	1960/2011	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Maryville	Maryville, MO	100%	—	114	5,955	6,069	—	150	5,955	6,105	(437)	1972	08/17/17	40
Ashland Healthcare	Ashland, MO	100%	—	765	2,669	3,434	—	765	2,669	3,434	(210)	1993	08/17/17	40
Bellefontaine Gardens	St. Louis, MO	100%	—	2,071	5,739	7,810	—	2,071	5,739	7,810	(451)	1988/1991	08/17/17	40
Current River Nursing Center	Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(571)	1991	08/17/17	40
Dixon Nursing & Rehab	Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(252)	1989/2011	08/17/17	40
Forsyth Nursing & Rehab	Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(601)	1993/2007	08/17/17	40
Glenwood Healthcare	Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(88)	1990	08/17/17	40
Silex Community Care	Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(356)	1991	08/17/17	40
South Hampton Place	Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(474)	1994	08/17/17	40
Strafford Care Center	Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(462)	1995	08/17/17	40
Windsor Healthcare & Rehab	Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(438)	1996	08/17/17	40
Park Manor of Conroe	Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(1,198)	2001	08/17/17	40
Park Manor of Cypress Station	Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(759)	2003/2013	08/17/17	40
Park Manor of Humble	Humble, TX	100%	—	1,541	12,332	13,873	645	1,541	12,977	14,518	(870)	2003/2019	08/17/17	40
Park Manor of Quail Valley	Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(657)	2005	08/17/17	40
Park Manor of Westchase	Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(514)	2005	08/17/17	40
Park Manor of CyFair	Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(838)	1999	08/17/17	40
Park Manor of McKinney	McKinney, TX	100%	—	1,441	9,017	10,458	—	1,441	9,017	10,458	(638)	1993/2012	08/17/17	40
Tanglewood Health and Rehabilitation	Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(175)	1973/2013	08/17/17	40
Smoky Hill Health and Rehabilitation	Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(300)	1981	08/17/17	40
Belleville Health Center	Belleville, KS	100%	—	600	1,664	2,264	—	600	1,664	2,264	(149)	1977	08/17/17	40
Westridge Healthcare Center	Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(474)	1965/1984	08/17/17	40
Willow Bend Living Center	Muncie, IN	100%	—	1,168	9,562	10,730	—	1,168	9,562	10,730	(612)	1976/1986	08/17/17	40
Twin City Healthcare	Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(566)	1974	08/17/17	40
Pine Knoll Rehabilitation Center	Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(374)	1986/1998	08/17/17	40
Willow Crossing Health & Rehab Center	Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(688)	1988/2004	08/17/17	40
Persimmon Ridge Center	Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(642)	1964	08/17/17	40
Vermillion Convalescent Center	Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(674)	1971	08/17/17	40
Las Vegas Post Acute & Rehabilitation	Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(1,118)	1964	08/17/17	40
Torey Pines Rehabilitation Hospital	Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(544)	1972/1997	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Villa Campana Rehabilitation Hospital	Tucson, AZ	100%	—	1,800	4,387	6,187	—	1,800	4,387	6,187	(352)	1983/2011	08/17/17	40
Kachina Point Rehabilitation Hospital	Sedona, AZ	100%	—	2,035	10,981	13,016	—	2,035	10,981	13,016	(770)	1984/2011	08/17/17	40
Bay View Rehabilitation Hospital	Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(1,402)	1967	08/17/17	40
Dover Center for Health & Rehabilitation	Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(510)	1969/1992, 2017	08/17/17	40
Augusta Center for Health & Rehabilitation	Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(444)	1967	08/17/17	40
Eastside Center for Health & Rehabilitation	Bangor, ME	100%	—	302	1,811	2,113	632	302	2,443	2,745	(147)	1967/1993, 2019	08/17/17	40
Winship Green Center for Health & Rehabilitation	Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(148)	1974	08/17/17	40
Brewer Center for Health & Rehabilitation	Brewer, ME	100%	—	177	14,497	14,674	944	177	15,441	15,618	(967)	1974/1990, 2019	08/17/17	40
Kennebunk Center for Health & Rehabilitation	Kennebunk, ME	100%	—	198	6,822	7,020	—	198	6,822	7,020	(461)	1977	08/17/17	40
Norway Center for Health & Rehabilitation	Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(269)	1976	08/17/17	40
Brentwood Center for Health & Rehabilitation	Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(163)	1952	08/17/17	40
Country Center for Health & Rehabilitation	Newburyport, MA	100%	—	269	4,436	4,705	12	269	4,448	4,717	(403)	1968/2009	08/17/17	40
Sachem Center for Health & Rehabilitation	E. Bridgewater, MA	100%	—	447	1,357	1,804	—	447	1,357	1,804	(151)	1968	08/17/17	40
Eliot Center for Health & Rehabilitation	Natick, MA	100%	—	475	1,491	1,966	—	475	1,491	1,966	(143)	1964	08/17/17	40
The Reservoir Center for Health & Rehabilitation	Marlborough, MA	100%	—	942	1,541	2,483	8,697	942	10,238	11,180	(547)	1973/2018	08/17/17	40
Newton Wellesley Center for Alzheimer’s Care	Wellesley, MA	100%	—	1,186	13,917	15,103	—	1,186	13,917	15,103	(894)	1971	08/17/17	40
Colony Center for Health & Rehabilitation	Abington, MA	100%	—	1,727	2,103	3,830	19	1,727	2,122	3,849	(188)	1965	08/17/17	40
Westgate Center for Rehab & Alzheimer’s Care	Bangor, ME	100%	—	229	7,171	7,400	10	229	7,181	7,410	(501)	1969/1993	08/17/17	40
New Orange Hills	Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(973)	1987	08/17/17	40
Millbrook Healthcare & Rehabilitation Center	Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(420)	2008	08/17/17	40
Pleasant Valley Health & Rehab	Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(517)	2008	08/17/17	40
Focused Care at Clarksville	Clarksville, TX	100%	—	279	4,269	4,548	100	279	4,369	4,648	(338)	1989/2019	08/17/17	40
McKinney Healthcare & Rehab	McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(448)	2006	08/17/17	40
Golden Living Center - Hopkins	Hopkins, MN	100%	—	807	4,668	5,475	530	807	5,198	6,005	(423)	1961/2008, 2019	08/17/17	40
Golden Living Center - Village Gardens	Green Bay, WI	100%	—	1,299	1,247	2,546	—	1,299	1,247	2,546	(142)	1965/2012	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Golden Living Center - Florence	Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(293)	1970	08/17/17	40
Golden Living Center - South Shore	St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(152)	1960/1997	08/17/17	40
Golden Living Center - Rochester East	Rochester, MN	100%	—	645	7,067	7,712	178	645	7,245	7,890	(489)	1967/2011, 2019	08/17/17	40
Golden Living Center - Wisconsin Dells	Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(167)	1972/2006	08/17/17	40
Golden Living Center - Sheboygan	Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(251)	1967/2012	08/17/17	40
Golden Living Center - Hendersonville	Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(285)	1979	08/17/17	40
Focused Care at Corpus	Corpus Christi, TX	100%	—	366	6,961	7,327	91	51	1,025	1,076	(152)	1973/2010	08/17/17	40
Focused Care at Burnet Bay	Baytown, TX	100%	—	579	22,317	22,896	28	579	22,345	22,924	(1,409)	2000/2013	08/17/17	40
Focused Care at Cedar Bayou	Baytown, TX	100%	—	589	20,475	21,064	35	589	20,510	21,099	(1,336)	2008	08/17/17	40
Focused Care at Westwood	Houston, TX	100%	—	1,300	13,353	14,653	—	1,300	13,353	14,653	(906)	2006	08/17/17	40
Focused Care at Pasadena	Pasadena, TX	100%	—	1,148	23,579	24,727	—	1,148	23,579	24,727	(1,515)	2004	08/17/17	40
Focused Care at Webster	Webster, TX	100%	—	904	10,315	11,219	—	904	10,315	11,219	(716)	2000/2009	08/17/17	40
Focused Care at Summer Place	Beaumont, TX	100%	—	945	20,424	21,369	18	945	20,442	21,387	(1,296)	2009	08/17/17	40
Focused Care at Orange	Orange, TX	100%	—	711	10,737	11,448	16	711	10,753	11,464	(711)	2006	08/17/17	40
Cypress Glen	Port Arthur, TX	100%	—	1,209	13,444	14,653	—	90	814	904	—	2000/2008	08/17/17	40
Signature Healthcare of Whitesburg Gardens	Huntsville, AL	100%	—	634	28,071	28,705	—	634	28,071	28,705	(1,735)	1968/2012	08/17/17	40
Signature Healthcare of Terre Haute	Terre Haute, IN	100%	—	644	37,451	38,095	—	644	37,451	38,095	(2,601)	1996/2013	08/17/17	40
Signature Healthcare at Larkin Springs	Madison, TN	100%	—	902	3,850	4,752	—	902	3,850	4,752	(325)	1969/2016	08/17/17	40
Signature Healthcare of Savannah	Savannah, GA	100%	—	1,235	3,765	5,000	—	1,235	3,765	5,000	(334)	1970/2015	08/17/17	40
Signature Healthcare of Bluffton	Bluffton, IN	100%	—	254	5,105	5,359	—	254	5,105	5,359	(384)	1970	08/17/17	40
Signature Healthcare of Bowling Green	Bowling Green, KY	100%	—	280	13,975	14,255	—	280	13,975	14,255	(955)	1970/2015	08/17/17	40
Oakview Nursing and Rehabilitation Center	Calvert City, KY	100%	—	1,176	7,012	8,188	—	1,176	7,012	8,188	(509)	1962/2015	08/17/17	40
Fountain Circle Care and Rehabilitation Center	Winchester, KY	100%	—	554	13,207	13,761	—	554	13,207	13,761	(921)	1967/2015	08/17/17	40
Riverside Care & Rehabilitation Center	Calhoun, KY	100%	—	613	7,643	8,256	—	613	7,643	8,256	(570)	1963/2015	08/17/17	40
Signature Healthcare of Bremen	Bremen, IN	100%	—	173	7,393	7,566	—	173	7,393	7,566	(504)	1982/2015	08/17/17	40
Signature Healthcare of Muncie	Muncie, IN	100%	—	374	27,429	27,803	—	374	27,429	27,803	(1,733)	1980/2013	08/17/17	40
Signature Healthcare at Parkwood	Lebanon, IN	100%	—	612	11,755	12,367	—	612	11,755	12,367	(787)	1977/2012	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Signature Healthcare at Tower Road	Marietta, GA	100%	—	364	16,116	16,480	—	364	16,116	16,480	(1,106)	1969/2015	08/17/17	40
Danville Centre for Health and Rehabilitation	Danville, KY	100%	—	790	9,356	10,146	—	790	9,356	10,146	(753)	1962/2015	08/17/17	40
Signature Healthcare at Hillcrest	Owensboro, KY	100%	—	1,048	22,587	23,635	—	1,048	22,587	23,635	(1,483)	1963/2011	08/17/17	40
Signature Healthcare of Elizabethtown	Elizabethtown, KY	100%	—	239	4,853	5,092	—	239	4,853	5,092	(357)	1969	08/17/17	40
Signature Healthcare of Primacy	Memphis, TN	100%	—	1,633	9,371	11,004	—	1,633	9,371	11,004	(674)	1981/2015	08/17/17	40
Signature Healthcare of Harbour Pointe	Norfolk, VA	100%	—	705	16,451	17,156	—	705	16,451	17,156	(1,222)	1969/2015	08/17/17	40
Harrodsburg Health & Rehabilitation Center	Harrodsburg, KY	100%	—	1,049	9,851	10,900	—	1,049	9,851	10,900	(754)	1975/2016	08/17/17	40
Signature Healthcare of Putnam County	Cookeville, TN	100%	—	1,034	15,555	16,589	—	1,034	15,555	16,589	(1,045)	1979/2016	08/17/17	40
Signature Healthcare of Fayette County	Washington Court House, OH	100%	—	405	4,839	5,244	—	405	4,839	5,244	(385)	1984/2015	08/17/17	40
Signature Healthcare of Warren	Warren, OH	100%	—	955	5,260	6,215	—	955	5,260	6,215	(489)	1967/2015	08/17/17	40
Signature Healthcare of Galion	Galion, OH	100%	—	836	668	1,504	—	836	668	1,504	(86)	1967/1985	08/17/17	40
Signature Healthcare of Roanoke Rapids	Roanoke Rapids, NC	100%	—	373	10,308	10,681	—	373	10,308	10,681	(761)	1967/2015	08/17/17	40
Signature Healthcare of Kinston	Kinston, NC	100%	—	954	7,987	8,941	—	954	7,987	8,941	(662)	1960/2015	08/17/17	40
Signature Healthcare of Chapel Hill	Chapel Hill, NC	100%	—	809	2,703	3,512	302	809	3,005	3,814	(321)	1984/2015	08/17/17	40
Signature Healthcare of Chillicothe	Chillicothe, OH	100%	—	260	8,924	9,184	—	260	8,924	9,184	(681)	1974/2015	08/17/17	40
Signature Healthcare of Coshocton	Coshocton, OH	100%	—	374	2,530	2,904	—	374	2,530	2,904	(261)	1974/2015	08/17/17	40
McCreary Health & Rehabilitation Center	Pine Knot, KY	100%	—	208	7,665	7,873	—	208	7,665	7,873	(532)	1990	08/17/17	40
Colonial Health & Rehabilitation Center	Bardstown, KY	100%	—	634	4,094	4,728	—	634	4,094	4,728	(332)	1968/2010	08/17/17	40
Glasgow Health & Rehabilitation Center	Glasgow, KY	100%	—	83	2,057	2,140	—	83	2,057	2,140	(202)	1968	08/17/17	40
Green Valley Health & Rehabilitation Center	Carrollton, KY	100%	—	124	1,693	1,817	—	124	1,693	1,817	(174)	1978/2016	08/17/17	40
Hart County Health & Rehabilitation	Horse Cave, KY	100%	—	208	7,070	7,278	—	208	7,070	7,278	(536)	1993	08/17/17	40
Heritage Hall Health & Rehabilitation Center	Lawrenceburg, KY	100%	—	635	9,861	10,496	—	635	9,861	10,496	(694)	1973	08/17/17	40
Jackson Manor	Annville, KY	100%	—	479	6,078	6,557	—	479	6,078	6,557	(419)	1989	08/17/17	40
Jefferson Manor	Louisville, KY	100%	—	3,528	4,653	8,181	—	3,528	4,653	8,181	(402)	1982/2012	08/17/17	40
Jefferson Place	Louisville, KY	100%	—	2,207	20,733	22,940	—	2,207	20,733	22,940	(1,349)	1991/2010	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Monroe Health & Rehabilitation Center	Tompkinsville, KY	100%	—	333	9,556	9,889	—	333	9,556	9,889	(665)	1969	08/17/17	40
North Hardin Health & Rehabilitation Center	Radcliff, KY	100%	—	1,815	7,470	9,285	—	1,815	7,470	9,285	(659)	1986	08/17/17	40
Professional Care Health & Rehabilitation Center	Hartford, KY	100%	—	312	8,189	8,501	—	312	8,189	8,501	(582)	1967	08/17/17	40
Rockford Health & Rehabilitation Center	Louisville, KY	100%	—	427	6,003	6,430	—	427	6,003	6,430	(455)	1975/2005	08/17/17	40
Summerfield Health & Rehabilitation Center	Louisville, KY	100%	—	1,134	9,166	10,300	—	1,134	9,166	10,300	(712)	1979/2013	08/17/17	40
Tanbark Senior Living	Lexington, KY	100%	—	2,558	4,311	6,869	—	2,558	4,311	6,869	(365)	1989	08/17/17	40
Summit Manor Health & Rehabilitation Center	Columbia, KY	100%	—	114	11,141	11,255	—	114	11,141	11,255	(759)	1965	08/17/17	40
Belle View Estates Rehabilitation and Care Center	Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(259)	1995	08/17/17	40
River Chase Rehabilitation and Care Center	Morrilton, AR	100%	—	508	—	508	—	508	—	508	—	1988/2019	08/17/17	40
Heartland Rehabilitation and Care Center	Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(550)	1992	08/17/17	40
River Ridge Rehabilitation and Care Center	Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(301)	1990	08/17/17	40
Brookridge Cove Rehabilitation and Care Center	Morrilton, AR	100%	—	412	2,642	3,054	—	412	2,642	3,054	(244)	1996	08/17/17	40
Southern Trace Rehabilitation and Care Center	Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(593)	1989/2015	08/17/17	40
Lake Village Rehabilitation and Care Center	Lake Village, AR	100%	—	507	4,838	5,345	—	507	4,838	5,345	(369)	1998	08/17/17	40
Savannah Specialty Care Center	Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(766)	1972	08/17/17	40
Pettigrew Rehabilitation Center	Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(624)	1968/2006	08/17/17	40
Sunnybrook Rehabilitation Center	Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(780)	1971	08/17/17	40
Raleigh Rehabilitation Center	Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(1,151)	1967/2007	08/17/17	40
Cypress Pointe Rehabilitation Center	Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(374)	1966/2013	08/17/17	40
Silas Creek Rehabilitation Center	Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(277)	1965	08/17/17	40
Lincolnton Rehabilitation Center	Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(664)	1976	08/17/17	40
Rehabilitation and Nursing Center of Monroe	Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(438)	1963/2005	08/17/17	40
Guardian Care of Zebulon	Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(548)	1973/2010	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Guardian Care of Rocky Mount	Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(1,151)	1975	08/17/17	40
San Pedro Manor	San Antonio, TX	100%	—	671	2,504	3,175	—	671	2,504	3,175	(211)	1986	08/17/17	40
Park Manor Health Care & Rehabilitation	DeSoto, TX	100%	—	942	6,033	6,975	—	942	6,033	6,975	(440)	1987	08/17/17	40
Avalon Place - Trinity	Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(303)	1985/2019	08/17/17	40
Avalon Place - Kirbyville	Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(437)	1987	08/17/17	40
Heritage House of Marshall	Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(332)	2008	08/17/17	40
Autumn Woods Residential Health Care Facility	Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(1,845)	1961/2001	08/17/17	40
Autumn View Health Care Facility	Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(3,416)	1983/2014	08/17/17	40
Brookhaven Health Care Facility	East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(2,018)	1988/2011	08/17/17	40
Harris Hill Nursing Facility	Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(2,879)	1992/2007	08/17/17	40
Garden Gate Health Care Facility	Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(1,966)	1979/2006	08/17/17	40
Northgate Health Care Facility	North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(1,937)	1982/2007	08/17/17	40
Seneca Health Care Center	West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(1,731)	1974/2008	08/17/17	40
Blueberry Hill Rehab and Healthcare Center	Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(1,179)	1965/2015	08/17/17	40
River Terrace Rehabilitation and Healthcare Center	Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(518)	1970/2005	08/17/17	40
The Crossings West Campus	New London, CT	100%	—	356	152	508	—	356	152	508	(23)	1967/2016	08/17/17	40
The Crossings East Campus	New London, CT	100%	—	505	2,248	2,753	—	505	2,248	2,753	(257)	1967/2016	08/17/17	40
Parkway Pavilion Healthcare	Enfield, CT	100%	—	437	16,461	16,898	—	437	16,461	16,898	(1,127)	1968/2015	08/17/17	40
Quincy Health & Rehabilitation Center	Quincy, MA	100%	—	894	904	1,798	—	894	904	1,798	(111)	1965/2003	08/17/17	40
Den-Mar Health & Rehabilitation Center	Rockport, MA	100%	—	—	1,765	1,765	—	—	1,765	1,765	(155)	1963/1993	08/17/17	40
Firesteel Healthcare Community	Mitchell, SD	100%	—	621	14,059	14,680	8,716	621	22,775	23,396	(2,280)	1966/2017	08/17/17	40
Fountain Springs Healthcare Community	Rapid City, SD	100%	—	1,134	13,109	14,243	169	1,134	13,278	14,412	(857)	1989/2016, 2019	08/17/17	40
Palisade Healthcare Community	Garretson, SD	100%	—	362	2,548	2,910	230	362	2,778	3,140	(216)	1971/1982, 2019	08/17/17	40
Shepherd of the Valley Healthcare Community	Casper, WY	100%	—	803	19,210	20,013	573	803	19,783	20,586	(1,305)	1961/1990, 2019	08/17/17	40
Wheatcrest Hills Healthcare Community	Britton, SD	100%	—	679	3,216	3,895	269	679	3,485	4,164	(261)	1969/2019	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Riverview Healthcare Community & Independent Living	Flandreau, SD	100%	—	240	6,327	6,567	—	240	6,327	6,567	(442)	1965/1989	08/17/17	40
Prairie View Healthcare Center	Woonsocket, SD	100%	—	383	2,041	2,424	—	383	2,041	2,424	(167)	1968/2012	08/17/17	40
Wingate at Dutchess (Fishkill)	Fishkill, NY	100%	—	964	30,107	31,071	261	964	30,368	31,332	(2,001)	1995	08/17/17	40
Wingate at Ulster (Highland)	Highland, NY	100%	—	4,371	11,473	15,844	—	4,371	11,473	15,844	(813)	1998	08/17/17	40
Wingate at Beacon	Beacon, NY	100%	—	—	25,400	25,400	—	—	25,400	25,400	(1,760)	2002	08/17/17	40
Wingate at Springfield	Springfield, MA	100%	—	817	11,357	12,174	—	817	11,357	12,174	(763)	1987	08/17/17	40
Wingate at Andover	Andover, MA	100%	—	2,123	5,383	7,506	—	2,123	5,383	7,506	(414)	1992	08/17/17	40
Wingate at Reading	Reading, MA	100%	—	1,534	5,221	6,755	—	1,534	5,221	6,755	(412)	1988	08/17/17	40
Wingate at Sudbury	Sudbury, MA	100%	—	2,017	3,458	5,475	—	2,017	3,458	5,475	(315)	1997	08/17/17	40
Wingate at Belvidere (Lowell)	Lowell, MA	100%	—	1,335	9,019	10,354	—	1,335	9,019	10,354	(654)	1966/2007	08/17/17	40
Wingate at Worcester	Worcester, MA	100%	—	945	8,770	9,715	—	945	8,770	9,715	(624)	1970/1988	08/17/17	40
Wingate at West Springfield	W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(573)	1960/1985	08/17/17	40
Wingate at East Longmeadow	East Longmeadow, MA	100%	—	2,968	8,957	11,925	—	2,968	8,957	11,925	(704)	1985/2005	08/17/17	40
Broadway by the Sea	Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(809)	1968/2011	09/19/17	40
Coventry Court Health Center	Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(952)	1968/2011	09/19/17	40
Fairfield Post-Acute Rehab	Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(1,474)	1966/2006	09/19/17	40
Garden View Post-Acute Rehab	Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(1,125)	1970/2015	09/19/17	40
Grand Terrace Health Care Center	Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(624)	1945/2017	09/19/17	40
Pacifica Nursing & Rehab Center	Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(1,689)	1975	09/19/17	40
Burien Nursing & Rehab Center	Burien, WA	100%	—	823	17,431	18,254	—	823	17,431	18,254	(1,132)	1965/2014	09/19/17	40
Park West Care Center	Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(577)	1963/2016	09/19/17	40
Beachside Nursing Center	Huntington Beach, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(654)	1965/2010	09/19/17	40
Chatsworth Park Health Care	Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(1,166)	1976	09/19/17	40
Cottonwood Post-Acute Rehab	Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(513)	1975/2010	09/19/17	40
Danville Post-Acute Rehab	Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(1,107)	1965	09/19/17	40
Lake Balboa Care Center	Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(1,023)	1958/2015	09/19/17	40
Lomita Post-Acute Care Center	Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(995)	1969	09/19/17	40
University Post-Acute Rehab	Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(1,144)	1972	09/19/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Issaquah Nursing & Rehab Center	Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(595)	1975/2012	09/19/17	40
Alamitos-Belmont Rehab Hospital	Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(1,440)	1966/2014	09/19/17	40
Edgewater Skilled Nursing Center	Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(414)	1952/2013	09/19/17	40
Fairmont Rehabilitation Hospital	Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(1,279)	1965	09/19/17	40
Palm Terrace Care Center	Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(981)	1966	09/19/17	40
Woodland Nursing & Rehab	Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(1,076)	1930/2007	09/19/17	40
Park Manor at Bee Cave	Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,413	12,520	(773)	2014	12/15/17	40
Ramona	El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(1,138)	1965	01/10/18	40
Park Ridge	Shoreline, WA	100%	—	8,861	11,478	20,339	—	8,861	11,478	20,339	(770)	1964/2012	01/19/18	40
			59,325	386,812	3,298,282	3,685,094	50,151	384,785	3,316,881	3,701,666	(306,565)
Senior Housing - Leased
Forest Hills (ALF)	Broken Arrow, OK	100%	(4)	1,803	3,927	5,730	—	1,803	3,323	5,126	(1,571)	2000/2018	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	2,759	571	7,183	7,754	—	571	6,129	6,700	(2,408)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	4,999	—	5,654	5,654	—	—	4,635	4,635	(1,549)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	4,126	304	3,992	4,296	—	304	3,449	3,753	(1,520)	1995	11/15/10	46
Langdon Place of Dover	Dover, NH	100%	3,426	801	10,036	10,837	—	801	8,934	9,735	(3,462)	1987/2009, 2019	11/15/10	42
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	3,294	3,550	(1,569)	2004/2011	11/22/11	40
New Dawn Aurora	Aurora, CO	100%	—	2,874	12,829	15,703	6	2,874	12,835	15,709	(2,521)	2009/2018	09/20/12	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(210)	1996/2018	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(1,375)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(638)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	249	684	6,081	6,765	(1,281)	1999/2001, 2012, 2013, 2018	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,125	6,077	(963)	2002/2017	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(916)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,145	2,889	(491)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(601)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(1,074)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(2,503)	2006/2008, 2010	12/14/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(1,034)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(2,995)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	1,000	217	10,906	11,123	(1,812)	1989/1991, 1994, 2018, 2019	02/14/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Park Place	Fort Wayne, IN	100%	13,131	2,300	21,115	23,415	2,747	2,300	23,861	26,161	(4,441)	2011/2016, 2018	04/30/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(1,224)	1996/2015	09/29/14	40
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(742)	1988/2014	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,822	5,037	(732)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(980)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	483	1,283	8,907	10,190	(1,459)	1999/2016	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	452	1,031	6,030	7,061	(1,134)	1997/2016	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	1,688	9,098	10,786	360	1,688	9,459	11,147	(1,683)	2008/2016	10/01/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	1,255	561	6,121	6,682	(1,178)	1920/1997, 2015	10/14/14	40
Life’s Journey of Mattoon	Mattoon, IL	100%	—	812	6,796	7,608	63	264	1,921	2,185	(59)	2006/2008	09/01/15	40
Life’s Journey of Pana	Pana, IL	100%	—	154	2,098	2,252	—	46	524	570	(20)	1998/2012	09/01/15	40
Life’s Journey of Taylorville	Taylorville, IL	100%	—	267	5,201	5,468	50	106	1,794	1,900	(45)	2012/2014	09/01/15	40
Life’s Journey of Paris	Paris, IL	100%	—	132	3,090	3,222	—	49	996	1,045	(23)	1998/2013	09/01/15	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	68	1,559	9,127	10,686	(1,186)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	101	1,428	16,239	17,667	(1,870)	1996/1997, 2011, 2019	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	101	527	14,760	15,287	(1,709)	1995/1997, 2019	09/17/15	40
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	408	1,074	19,829	20,903	(2,345)	1989/1995, 2018	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	(1,175)	2013/2019	11/16/15	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(1,005)	2012	07/01/16	40
Poet’s Walk at Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(2,167)	2016	07/14/16	40
Poet’s Walk at Chandler Oaks	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(1,398)	2016	08/01/16	40
The Montecito Santa Fe	Santa Fe, NM	100%	—	2,536	19,441	21,977	1,892	2,807	23,468	26,275	(1,996)	2006	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	97	292	6,996	7,288	(736)	1988	11/30/16	40
Poet’s Walk at Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(1,920)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(1,198)	1991	12/02/16	40
Poet’s Walk of Cedar Parks	Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(999)	2017	06/01/17	40
Avamere Court at Keizer	Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(2,002)	1970	08/17/17	40
Arbor Court Retirement Community at Alvamar	Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(313)	1995/2014	08/17/17	40
Arbor Court Retirement Community at Salina	Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(212)	1989/2014	08/17/17	40
Arbor Court Retirement Community at Topeka	Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(356)	1986/2014	08/17/17	40
Aspen Grove Assisted Living	Sturgis, SD	100%	—	555	6,487	7,042	—	555	6,487	7,042	(464)	2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Maurice Griffith Manor Living Center	Casper, WY	100%	—	294	72	366	—	294	72	366	(9)	1984/1985	08/17/17	40
The Peaks at Old Laramie Trail (Lafayette)	Lafayette, CO	100%	—	1,085	19,243	20,328	—	1,883	19,196	21,079	(1,217)	2016	12/15/17	40
Prairie View	Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(229)	2007	01/31/18	40
Arbor View Assisted Living	Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(187)	2010	04/16/18	40
Legacy Assisted Living	Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(272)	2015	04/16/18	40
Greenfield of Strasburg	Strasburg, VA	100%	—	666	5,551	6,217	—	666	5,551	6,217	(273)	2001	04/30/18	40
Poets Walk of Sarasota	Sarasota, FL	100%	—	1,440	22,541	23,981	—	1,440	22,541	23,981	(991)	2018	05/18/18	40
The Pointe at Lifespring	Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(413)	2017	08/31/18	40
Shavano Park Senior Living	Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(472)	2015	08/31/18	40
Traditions of Beavercreek	Beavercreek, OH	100%	—	1,622	24,215	25,837	5,686	1,622	29,901	31,523	(916)	2016	11/01/18	40
Cadence at Poway Gardens	Poway, CA	100%	—	3,693	14,467	18,160	—	3,693	14,467	18,160	(35)	1987/2011	11/22/19	40
			28,441	56,002	569,489	625,491	19,290	56,171	574,517	630,688	(72,278)
Senior Housing - Managed
Winter Village	Frankenmuth, MI	100%	—	5,027	20,929	25,956	871	5,027	21,800	26,827	(4,475)	1982/2008	09/21/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	163	574	8,896	9,470	(1,806)	2010	12/18/12	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	590	1,405	17,993	19,398	(2,458)	1998	06/11/15	40
Masonville Manor	London, ON	100%	—	960	19,056	20,016	376	991	20,051	21,042	(2,662)	1998/2015, 2019	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	1,065	2,396	9,643	12,039	(1,381)	1990/2019	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	283	1,881	23,138	25,019	(3,035)	2005/2015	06/11/15	40
Fairwinds Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	485	1,224	21,493	22,717	(2,811)	2000/2019	06/11/15	40
The Shores	Kamloops, BC	100%	4,957	679	8,024	8,703	222	700	8,507	9,207	(1,163)	1992/2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	6,599	843	10,724	11,567	178	278	11,251	11,529	(1,456)	1990/2008	06/11/15	40
Cherry Park	Penticton, BC	100%	4,752	763	6,771	7,534	592	787	7,584	8,371	(1,013)	1990/1991, 2014, 2019	06/11/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	508	4,034	22,187	26,221	(2,631)	2013	09/17/15	40
Ramsey	Ramsey, MN	100%	—	1,182	13,280	14,462	31	1,182	13,316	14,498	(909)	2015	10/06/17	40
Marshfield II	Marshfield, WI	100%	—	500	4,134	4,634	9	500	4,148	4,648	(317)	2014	10/06/17	40
Dover Place	Dover, DE	100%	—	2,797	23,054	25,851	99	2,797	23,153	25,950	(1,381)	1999	01/02/18	40
Kanawha Place	Charleston, WV	100%	—	419	4,239	4,658	305	419	4,544	4,963	(368)	1969	01/02/18	40
Leighton Place	Williamsport, PA	100%	—	296	9,191	9,487	174	296	9,365	9,661	(591)	1990/2009	01/02/18	40
Maidencreek Place	Reading, PA	100%	—	684	12,950	13,634	34	684	12,984	13,668	(796)	2004	01/02/18	40
Rolling Meadows Place	Scott Depot, WV	100%	—	230	6,271	6,501	238	230	6,510	6,740	(483)	1996	01/02/18	40
Willowbrook Place	Clarks Summit, PA	100%	—	406	9,471	9,877	352	406	9,823	10,229	(667)	1997	01/02/18	40
Wyncote Place	Wyncote, PA	100%	—	1,781	4,911	6,692	289	1,781	5,199	6,980	(419)	1909	01/02/18	40
Amity Place	Douglassville, PA	100%	—	611	19,083	19,694	74	611	19,157	19,768	(1,111)	2008	01/02/18	40
Milford Place	Milford, DE	100%	—	1,199	18,786	19,985	153	1,199	18,939	20,138	(1,131)	1999	01/02/18	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Oak Hill Place	Oak Hill, WV	100%	—	609	2,636	3,245	128	609	2,765	3,374	(258)	2001/2014	01/02/18	40
Seasons Place	Lewisburg, WV	100%	—	355	5,055	5,410	339	355	5,394	5,749	(443)	1995	01/02/18	40
Parkview in Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	46,425	48,615	(6,898)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	46,439	48,578	(7,164)	1986/2013, 2015, 2019	09/25/14	40
The Chateau	McKinney, TX	100%	—	2,760	44,397	47,157	—	2,760	45,243	48,003	(6,787)	2006/2010, 2019	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	38,200	40,544	(5,572)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	31,349	36,341	(4,749)	1987/2006, 2015	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,713	27,708	(3,822)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	27,458	28,263	(4,157)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	21,381	22,706	(3,413)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	22,066	22,596	(3,395)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	20,281	22,277	(3,330)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	19,263	21,666	(2,962)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	20,131	21,211	(3,141)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,640	20,849	(2,821)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	19,044	20,521	(3,030)	2005/2006, 2007/2011, 2019	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	18,967	19,945	(2,919)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	18,330	19,482	(2,885)	1984/1988, 2013	09/25/14	40
Heritage Village	McAllen, TX	100%	—	4,092	13,823	17,915	—	4,092	14,321	18,413	(2,339)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,807	15,374	(2,136)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,721	13,503	(1,939)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	11,607	12,401	(1,843)	1985/2016	09/25/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	25,160	27,637	(3,769)	1986/2016	10/07/14	40
The Monarch at Richardson	Richardson, TX	100%	—	2,282	10,556	12,838	94	2,282	10,650	12,932	(57)	1999	11/01/19	40
			16,308	76,883	804,427	881,310	7,652	76,735	831,036	907,771	(112,893)
Specialty Hospitals and Other
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(15,928)	2009	05/03/11	40
Baylor Orthopedic Spine Hospital at Arlington	Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(2,651)	2009/2016	08/17/17	40
Touchstone Neurorecovery Center	Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(1,695)	1992	08/17/17	40
HealthBridge Children’s Hospital (Houston)	Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(890)	1999/2009	08/17/17	40
Nexus Specialty Hospital - Woodlands Campus	Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(927)	1995/1998	08/17/17	40
HealthBridge Children’s Hospital (Orange)	Orange, CA	100%	—	2,060	5,538	7,598	—	2,060	5,538	7,598	(353)	2000	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
ResCare Tangram - Texas Hill Country School	Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,385	3,287	(170)	1993	08/17/17	40
ResCare Tangram - Chaparral	Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(103)	1994/2009	08/17/17	40
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(176)	1992	08/17/17	40
ResCare Tangram - 618 W. Hutchinson	San Marcos, TX	100%	—	51	359	410	62	51	421	472	(70)	1869	08/17/17	40
ResCare Tangram - Ranch	Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(223)	1989	08/17/17	40
ResCare Tangram - Mesquite	Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(247)	1985/1991	08/17/17	40
ResCare Tangram - Hacienda	Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,814	2,918	(182)	1990/2012	08/17/17	40
ResCare Tangram - Loma Linda	Seguin, TX	100%	—	52	805	857	—	52	805	857	(57)	1970	08/17/17	40
Aurora Chicago Lakeshore Hospital	Chicago, IL	100%	—	8,574	39,732	48,306	—	8,574	39,732	48,306	(2,576)	1992/2011	08/17/17	40
Aurora Arizona West	Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(4,104)	1996/2013	08/17/17	40
Aurora Arizona East	Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(3,133)	2001/2016	08/17/17	40
Aurora Charter Oak Hospital	Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(4,549)	1974/2011	08/17/17	40
Aurora Vista del Mar Hospital	Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(3,017)	1984/2018	08/17/17	40
Aurora San Diego Hospital	San Diego, CA	100%	—	8,403	55,015	63,418	6,999	8,403	62,013	70,416	(3,855)	1988/2017	08/17/17	40
Gateway Rehabilitation Hospital at Florence	Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(1,615)	2000	08/17/17	40
Highlands Regional Rehabilitation Hospital	El Paso, TX	100%	—	2,009	6,639	8,648	—	2,009	6,639	8,648	(450)	1999/2009	08/17/17	40
Landmark Carmel	Carmel, IN	100%	—	963	4,347	5,310	—	963	4,347	5,310	(64)	1996/2019	07/24/19	40
Landmark Louisville	Louisville, KY	100%	—	1,078	8,305	9,383	—	1,078	8,305	9,383	(89)	2002/2018	08/21/19	40
Recovery Centers of America at Monroeville	Monroeville, PA	100%	—	2,034	1,758	3,792	—	2,034	1,758	3,792	—	1987/2020	12/18/19	40
			—	79,694	552,861	632,555	7,168	79,694	560,027	639,721	(47,124)
Multi-property Indebtedness			10,703	—	—	—	—	—	—	—	—
			114,777	599,391	5,225,059	5,824,450	84,261	597,385	5,282,461	5,879,846	(538,860)

Corporate Assets			—	—	136	136	601	—	737	737	(353)
			$114,777	$599,391	$5,225,195	$5,824,586	$84,862	$597,385	$5,283,198	$5,880,583	$(539,213)

(1)	Encumbrances do not include deferred financing costs, net of $1.7 million as of December 31, 2019.

(2)	Building and building improvements include land improvements and furniture and equipment.

(3)	The aggregate cost of real estate for federal income tax purposes was $4.9 billion.

(4)	Property serves as collateral for secured debt totaling $10.7 million as of December 31, 2019.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Real estate:
Balance at the beginning of the year	$6,255,883	$6,334,855	$2,292,751
Acquisitions	49,483	262,605	4,145,977
Real estate assumed	12,962	—	—
Real estate acquired through loans receivable foreclosure	—	—	19,096
Improvements	25,451	27,697	6,954
Impairment	(143,655)	(1,576)	(2,211)
Sale of real estate	(322,910)	(351,922)	(133,897)
Foreign currency translation	6,918	(12,639)	10,556
Write-off of fully depreciated assets	(3,549)	(3,137)	(4,371)
Balance at the end of the year	$5,880,583	$6,255,883	$6,334,855

Accumulated depreciation:
Balance at the beginning of the year	$(402,338)	$(340,423)	$(282,812)
Depreciation expense	(163,863)	(174,398)	(101,198)
Impairment	22,070	163	885
Sale of real estate	2,092	108,122	38,914
Foreign currency translation	(723)	1,061	(583)
Write-off of fully depreciated assets	3,549	3,137	4,371
Balance at the end of the year	$(539,213)	$(402,338)	$(340,423)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2019
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
River Vista	10.0%	2027	(2)	$—	$19,000	$19,000	N/A
Construction Mortgages:
Arlington	8.0	2022	(3)	—	2,468	2,487	N/A
				$—	$21,468	$21,487

(1)	The aggregate cost for federal income tax purposes was $21.6 million as of December 31, 2019.

(2)	Interest is due monthly, and principal is due at the maturity date.

(3)	Interest and principal for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the year	$23,146	$16,033	$39,026
Additions during period:
Draws	1,689	10,943	1,738
New mortgage loans	—	—	12,987
Interest income added to principal	194	1,528	539
Deductions during period:
Paydowns/repayments	(3,561)	(5,358)	(14,570)
Conversion to real property	—	—	(19,085)
Write-offs (1)	—	—	(4,602)
Balance at the end of the year	$21,468	$23,146	$16,033

(1)	During the year ended December 31, 2017, the Company wrote off uncollectible amounts related to one mortgage loan that was repaid.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 24, 2020.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2020
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 24, 2020
Harold W. Andrews, Jr.

/S/ CRAIG A. BARBAROSH	Director	February 24, 2020
Craig A. Barbarosh

/S/ ROBERT A. ETTL	Director	February 24, 2020
Robert A. Ettl

/S/ MICHAEL J. FOSTER	Director	February 24, 2020
Michael J. Foster

/S/ RONALD G. GEARY	Director	February 24, 2020
Ronald G. Geary

/S/ LYNNE S. KATZMANN	Director	February 24, 2020
Lynne S. Katzmann

/S/ RAYMOND J. LEWIS	Director	February 24, 2020
Raymond J. Lewis

/S/ JEFFREY A. MALEHORN	Director	February 24, 2020
Jeffrey A. Malehorn

/S/ MILTON J. WALTERS	Director	February 24, 2020
Milton J. Walters