Form 10-Q
period 2020-03-31
Sabra Health Care REIT, Inc.
filed 2020-05-06
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2020, there were 205,559,356 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	the ongoing COVID-19 pandemic and measures intended to prevent its spread, including the impact on our tenants, operators and Senior Housing - Managed communities (as defined below);

•	our dependence on the operating success of our tenants;

•	the potential variability of our reported rental and related revenues following the adoption of Topic 842 (as defined below) on January 1, 2019;

•	operational risks with respect to our Senior Housing - Managed communities;

•	the effect of our tenants declaring bankruptcy or becoming insolvent;

•	our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;

•	the impact of litigation and rising insurance costs on the business of our tenants;

•	the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Venture (as defined below);

•	risks associated with our investments in joint ventures;

•	changes in healthcare regulation and political or economic conditions;

•	the impact of required regulatory approvals of transfers of healthcare properties;

•	competitive conditions in our industry;

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report on Form 10-K”) and in Part II, Item 1A, “Risk Factors” of this 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange

Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $569,752 and $539,213 as of March 31, 2020 and December 31, 2019, respectively	$5,363,168	$5,341,370
Loans receivable and other investments, net	88,370	107,374
Investment in unconsolidated joint venture	311,753	319,460
Cash and cash equivalents	54,051	39,097
Restricted cash	8,375	10,046
Lease intangible assets, net	96,758	101,509
Accounts receivable, prepaid expenses and other assets, net	169,829	150,443
Total assets	$6,092,304	$6,069,299

Liabilities
Secured debt, net	$97,066	$113,070
Revolving credit facility	101,000	—
Term loans, net	1,033,110	1,040,258
Senior unsecured notes, net	1,248,170	1,248,773
Accounts payable and accrued liabilities	150,926	108,792
Lease intangible liabilities, net	66,819	69,946
Total liabilities	2,697,091	2,580,839

Commitments and contingencies (Note 13)

Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $.01 par value; 250,000,000 shares authorized, 205,559,356 and 205,208,018 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,056	2,052
Additional paid-in capital	4,075,781	4,072,079
Cumulative distributions in excess of net income	(631,251)	(573,283)
Accumulated other comprehensive loss	(51,373)	(12,388)
Total equity	3,395,213	3,488,460
Total liabilities and equity	$6,092,304	$6,069,299

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and related revenues	$106,512	$116,387
Interest and other income	2,851	3,325
Resident fees and services	39,983	17,061

Total revenues	149,346	136,773

Expenses:
Depreciation and amortization	44,168	44,949
Interest	25,704	36,318
Triple-net portfolio operating expenses	4,901	5,289
Senior housing - managed portfolio operating expenses	27,261	12,040
General and administrative	8,761	8,184
Provision for loan losses and other reserves	667	1,207
Impairment of real estate	—	103,134

Total expenses	111,462	211,121

Other income (expense):
Other income	2,259	171
Net loss on sales of real estate	(217)	(1,520)

Total other income (expense)	2,042	(1,349)

Income (loss) before loss from unconsolidated joint venture and income tax expense	39,926	(75,697)

Loss from unconsolidated joint venture	(3,667)	(1,383)
Income tax expense	(1,042)	(612)

Net income (loss)	35,217	(77,692)

Net income attributable to noncontrolling interest	—	(12)

Net income (loss) attributable to common stockholders	$35,217	$(77,704)

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.17	$(0.44)

Diluted common share	$0.17	$(0.44)

Weighted-average number of common shares outstanding, basic	205,395,330	178,385,984

Weighted-average number of common shares outstanding, diluted	206,006,285	178,385,984

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$35,217	$(77,692)
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	1,707	(560)
Unrealized loss on cash flow hedges	(40,692)	(13,488)

Total other comprehensive loss	(38,985)	(14,048)

Comprehensive loss	(3,768)	(91,740)

Comprehensive income attributable to noncontrolling interest	—	(12)

Comprehensive loss attributable to Sabra Health Care REIT, Inc.	$(3,768)	$(91,752)

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
Cumulative effect of Topic 842 adoption	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net (loss) income	—	—	—	(77,704)	—	(77,704)	12	(77,692)
Other comprehensive loss	—	—	—	—	(14,048)	(14,048)	—	(14,048)
Distributions to noncontrolling interest	—	—	—	—	—	—	(36)	(36)
Amortization of stock-based compensation	—	—	3,270	—	—	3,270	—	3,270
Common stock issuance, net	113,071	1	(2,208)	—	—	(2,207)	—	(2,207)
Common dividends ($0.45 per share)	—	—	—	(80,754)	—	(80,754)	—	(80,754)
Balance, March 31, 2019	178,419,599	$1,784	$3,508,987	$(462,555)	$(1,747)	$3,046,469	$4,309	$3,050,778

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460	$—	$3,488,460
Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)	—	(167)
Net income	—	—	—	35,217	—	35,217	—	35,217
Other comprehensive loss	—	—	—	—	(38,985)	(38,985)	—	(38,985)
Amortization of stock-based compensation	—	—	2,988	—	—	2,988	—	2,988
Common stock issuance, net	351,338	4	714	—	—	718	—	718
Common dividends ($0.45 per share)	—	—	—	(93,018)	—	(93,018)	—	(93,018)
Balance, March 31, 2020	205,559,356	$2,056	$4,075,781	$(631,251)	$(51,373)	$3,395,213	$—	$3,395,213

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$35,217	$(77,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,168	44,949
Non-cash rental and related revenues	(365)	(1,164)
Non-cash interest income	(561)	(562)
Non-cash interest expense	2,233	2,561
Stock-based compensation expense	2,360	2,775
Provision for loan losses and other reserves	667	1,207
Net loss on sales of real estate	217	1,520
Impairment of real estate	—	103,134
Loss from unconsolidated joint venture	3,667	1,383
Distributions of earnings from unconsolidated joint venture	4,040	3,037
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,895)	(9,924)
Accounts payable and accrued liabilities	(9,929)	(17,265)
Net cash provided by operating activities	74,819	53,959
Cash flows from investing activities:
Acquisition of real estate	(67,274)	—
Origination and fundings of loans receivable	(936)	(2,776)
Additions to real estate	(11,956)	(5,072)
Repayments of loans receivable	1,011	5,251
Repayments of preferred equity investments	3,059	2,087
Net proceeds from the sales of real estate	6,272	6,857
Net cash (used in) provided by investing activities	(69,824)	6,347
Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facility	101,000	(4,000)
Principal payments on secured debt	(877)	(849)
Payments of deferred financing costs	(715)	(6)
Distributions to noncontrolling interest	—	(36)
Issuance of common stock, net	1,930	(2,323)
Dividends paid on common stock	(92,390)	(80,260)
Net cash provided by (used in) financing activities	8,948	(87,474)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,943	(27,168)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(660)	149
Cash, cash equivalents and restricted cash, beginning of period	49,143	59,658
Cash, cash equivalents and restricted cash, end of period	$62,426	$32,639
Supplemental disclosure of cash flow information:
Interest paid	$21,526	$42,195
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$(16,092)	$—
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
COVID-19
Since first being reported in Wuhan, China in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread are expected to negatively impact the Company and its operations in its fiscal quarter ending June 30, 2020 and beyond, in a number of ways, including but not limited to:

•
Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

•
Decreased occupancy and increased operating costs within the Company’s Senior Housing - Managed portfolio and in the Company’s 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”), which may negatively impact the operating results of these investments. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

The Company’s financial results as of and for the three months ended March 31, 2020 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of impairments of long-lived assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, estimates of fair value and the Company’s ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2020 and December 31, 2019 and for the three month periods ended March 31, 2020 and 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2020, the Company determined that it was not the primarily beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2020, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2020, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s condensed consolidated statements of income and condensed consolidated statements of cash flows for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations.

Recently Issued Accounting Standards Update
Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with ASU 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”), which amends ASU 2016-13 to clarify or address stakeholders’ specific issues about certain aspects of ASU 2016-13. ASU 2016-13, ASU 2018-19 and ASU 2019-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company adopted ASU 2016-13, ASU 2018-19 and ASU 2019-11 (collectively, “Topic 326”) on January 1, 2020.
The financial assets within the scope of Topic 326 are the Company’s investments in a direct financing lease and loans receivable, including the portion of unfunded loan commitments expected to be funded. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets.
Upon adoption of these standards, the Company recognized the cumulative effect on the opening balance of the allowance for credit losses in the condensed consolidated balance sheets, which resulted in an increase to cumulative distributions in excess of net income and a decrease to total assets of $0.2 million.
Issued but Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.     RECENT REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2020, the Company acquired two senior housing communities leased to a third party under a triple-net lease and one Senior Housing - Managed community. No acquisitions were completed during the three months ended March 31, 2019. The consideration was allocated as follows (in thousands):

Three Months Ended March 31,
2020
Land	$4,740
Building and improvements	76,247
Tenant origination and absorption costs intangible assets	2,156
Tenant relationship intangible assets	224

Total consideration	$83,367

The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of six years and 25 years, respectively, for acquisitions completed during the three months ended March 31, 2020.
For the three months ended March 31, 2020, the Company recognized $2.4 million of total revenues and $0.8 million of net income attributable to common stockholders from the facilities acquired during the three months ended March 31, 2020.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	291	32,660	$3,678,036	$(322,645)	$3,355,391
Senior Housing - Leased	64	4,119	693,440	(77,160)	616,280
Senior Housing - Managed	47	4,922	920,589	(118,466)	802,123
Specialty Hospitals and Other	25	1,193	640,076	(51,114)	588,962
	427	42,894	5,932,141	(569,385)	5,362,756
Corporate Level			779	(367)	412
			$5,932,920	$(569,752)	$5,363,168
As of December 31, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	296	33,290	$3,701,666	$(306,565)	$3,395,101
Senior Housing - Leased	62	3,820	630,688	(72,278)	558,410
Senior Housing - Managed	46	4,809	907,771	(112,893)	794,878
Specialty Hospitals and Other	25	1,193	639,721	(47,124)	592,597
	429	43,112	5,879,846	(538,860)	5,340,986
Corporate Level			737	(353)	384
			$5,880,583	$(539,213)	$5,341,370

	March 31, 2020	December 31, 2019
Building and improvements	$5,093,517	$5,042,435
Furniture and equipment	241,407	239,229
Land improvements	1,535	1,534
Land	596,461	597,385
	5,932,920	5,880,583
Accumulated depreciation	(569,752)	(539,213)
	$5,363,168	$5,341,370

Operating Leases
As of March 31, 2020, the substantial majority of the Company’s real estate properties (excluding 47 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of March 31, 2020, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $10.1 million and $10.5 million as of March 31, 2020 and December 31, 2019, respectively, and letters of credit deposited with the Company totaled approximately $84 million and $83 million as of March 31, 2020 and December 31, 2019, respectively. In addition, the Company’s tenants have deposited with the Company $17.8 million and $14.3 million as of March 31, 2020 and December 31, 2019, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized $5.2 million and $4.2 million of variable lease revenue and the associated expense during the three months ended March 31, 2020 and 2019, respectively.
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
For the three months ended March 31, 2020, no tenant relationship represented 10% or more of the Company’s total revenues.

The future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):
As of March 31, 2020

April 1 through December 31, 2020	$319,956
2021	427,122
2022	406,769
2023	392,007
2024	383,326
Thereafter	1,742,840
$3,672,020

Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”). During the three months ended March 31, 2020, the Enlivant Joint Venture sold two senior housing communities for aggregate gross proceeds of $3.2 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $1.7 million. As of March 31, 2020, the Enlivant Joint Venture owned 168 senior housing communities, and the book value of the Company’s investment in the Enlivant Joint Venture was $311.8 million.
Net Investment in Direct Financing Lease
As of March 31, 2020, the Company had a $23.8 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the present value of total rental payments of $3.5 million, plus the estimated unguaranteed residual value of $24.7 million, less the unearned lease income of $4.2 million and allowance for credit losses of $0.2 million as of March 31, 2020. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.6 million for each of the three months ended March 31, 2020 and 2019 and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Upon adoption of Topic 326 on January 1, 2020 and as of the adoption date, the Company recorded a $0.2 million reduction in equity and increase to its allowance for credit losses due to the cumulative effect of the changes contemplated by Topic 326. During the three months ended March 31, 2020, the Company reduced its allowance for credit losses by $16,000. Future minimum lease payments contractually due under the direct financing lease at March 31, 2020 were as follows: $1.7 million for the remainder of 2020 and $2.1 million for 2021.

5.    IMPAIRMENT OF REAL ESTATE, ASSETS HELD FOR SALE AND DISPOSITIONS
2020
Assets Held For Sale
As of March 31, 2020, the Company determined that two skilled nursing/transitional care facilities, with an aggregate net book value of $11.3 million and secured debt, net balance of $13.8 million, met the criteria to be classified as assets/liabilities held for sale, and these balances are included in accounts receivable, prepaid expenses and other assets, net and accounts payable and accrued liabilities, respectively, on the condensed consolidated balance sheets. Subsequent to March 31, 2020, the Company completed the sale of the facilities for an aggregate gross sales price of $14.4 million and the proceeds were used to repay the outstanding debt secured by the facilities.
Dispositions
During the three months ended March 31, 2020, the Company completed the sale of three skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.8 million. The net carrying value of the assets and liabilities of these facilities was $7.0 million, which resulted in an aggregate $0.2 million net loss on sale.
Excluding the net loss on sale and real estate impairment, the Company recognized $0.1 million of net loss and $5,000 of net income during the three months ended March 31, 2020 and 2019, respectively, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2019
Impairment of Real Estate
During the three months ended March 31, 2019, the Company recognized a $103.1 million real estate impairment, of which $92.2 million related to the 30 Senior Care Centers facilities which were subsequently sold and one additional Senior Care Centers facility, and the remaining $10.9 million related to four additional skilled nursing/transitional care facilities which were subsequently sold.
Dispositions
During the three months ended March 31, 2019, the Company completed the sale of three skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.9 million. The net carrying value of the assets and liabilities of these facilities was $8.4 million, which resulted in an aggregate $1.5 million net loss on sale.
Excluding the net loss on sale, the Company recognized $0.5 million of net income during the three months ended March 31, 2019 from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2020 and December 31, 2019, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						March 31, 2020
Investment	Quantity as of March 31, 2020	Property Type	Principal Balance as of March 31, 2020 (1)	Book Value as of March 31, 2020	Book Value as of December 31, 2019	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2020
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	2,518	2,537	2,487	8.0%	7.8%	09/30/22
Other	17	Multiple	46,027	42,081	42,147	6.8%	6.9%	09/01/20- 08/31/28

	19		67,545	63,618	63,634	7.7%	7.9%

Allowance for loan losses			—	(1,225)	(564)

			$67,545	$62,393	$63,070
Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	25,793	25,977	44,304	12.4%	12.4%	N/A

Total	25		$93,338	$88,370	$107,374	9.0%	9.2%

(1)	Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of both March 31, 2020 and December 31, 2019, the Company had four loans receivable investments, with an aggregate principal balance of $2.3 million, that were considered to have deteriorated credit quality. As of March 31, 2020 and December 31, 2019, the book value of the outstanding loans with deteriorated credit quality was $0.7 million and $0.8 million, respectively.
The following table presents changes in the accretable yield for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Accretable yield, beginning of period	$39	$449
Accretion recognized in earnings	(8)	(218)
Reduction due to payoff	—	(33)
Accretable yield, end of period	$31	$198

During the three months ended March 31, 2020, the Company increased its allowance for loan losses by $0.7 million.
As of March 31, 2020, the Company had a $1.2 million allowance for loan losses. As of March 31, 2020, the Company did not consider any loans receivable investments to be impaired. As of March 31, 2020, two loans receivable investments with no book value were on nonaccrual status. As of March 31, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
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

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2020 (1)(2)	Principal Balance as of December 31, 2019 (1)	Weighted Average Interest Rate at March 31, 2020 (3)	Maturity Date
Fixed Rate	$98,362	$114,777	3.47%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.3 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Excludes $14.2 million principal balance secured by two skilled nursing/transitional care facilities classified as held for sale as of March 31, 2020. See Note 5, “Impairment of Real Estate, Assets Held for Sale and Dispositions,” for additional information.

(3)	Weighted average interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2020 (1)	December 31, 2019 (1)

4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	$300,000	$300,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
		$1,250,000	$1,250,000

(1)
Principal balance does not include premium, net of $7.3 million and deferred financing costs, net of $9.2 million as of March 31, 2020 and does not include premium, net of $7.6 million and deferred financing costs, net of $8.8 million as of December 31, 2019.

The 2024 Notes and the 2029 Notes were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company, and accrue interest at a rate of 4.80% and 3.90%, respectively, per annum. Interest is payable semiannually on June 1 and December 1 of each year for the 2024 Notes and on April 15 and October 15 of each year for the 2029 Notes.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.88%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
The obligations under the 2024 Notes and 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2026 Notes and 2029 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances. See Note 12, “Summarized Condensed Consolidating Information,” for additional information concerning the circumstances pursuant to which the guarantors will be automatically and unconditionally released from their obligations under the guarantees.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes and 2029 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2020, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans (of which $955.0 million was outstanding as of March 31, 2020) and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $105.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2022, $350.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
As of March 31, 2020, there was $101.0 million outstanding under the Revolving Credit Facility and $899.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of March 31, 2020, the interest rate on the Revolving Credit Facility was 2.09%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings.
The Company has interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under its U.S. dollar Term Loans at a weighted average rate of 1.19% and interest rate swaps that fix the CDOR portion of the interest rate for $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a weighted average rate of 1.41%. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2020, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $25.7 million and $36.3 million during the three months ended March 31, 2020 and 2019, respectively. Interest expense includes non-cash interest expense of $2.2 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had $18.6 million and $16.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2020 (in thousands):

	Secured Indebtedness (1)	Revolving Credit Facility (2)	Term Loans	Senior Notes	Total
April 1 through December 31, 2020	$2,387	$—	$—	$—	$2,387
2021	17,205	—	—	—	17,205
2022	2,816	—	105,000	—	107,816
2023	2,898	101,000	350,000	—	453,898
2024	2,983	—	588,212	300,000	891,195
Thereafter	70,073	—	—	950,000	1,020,073
Total Debt	98,362	101,000	1,043,212	1,250,000	2,492,574
Premium, net	—	—	—	7,325	7,325
Deferred financing costs, net	(1,296)	—	(10,102)	(9,155)	(20,553)
Total Debt, Net	$97,066	$101,000	$1,033,110	$1,248,170	$2,479,346

(1)
Excludes $14.2 million and $0.4 million of principal balance and deferred financing costs, net, respectively, secured by two skilled nursing/transitional care facilities classified as held for sale as of March 31, 2020. See Note 5, “Impairment of Real Estate, Assets Held for Sale and Dispositions,” for additional information.

(2)	Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of March 31, 2020, approximately $10.2 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,740,000	$1,490,000
Denominated in Canadian Dollars (2)	$250,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$54,301	$54,489

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$1,999	$1,811

(1) Balance includes four forward starting interest rate swaps and one forward starting interest rate collar with an effective date of August 2020 and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021. The forward starting interest rate swaps and forward starting interest rate collars have an aggregate initial notional amount of $645.0 million accreting to $845.0 million in January 2023. Balance as of March 31, 2020 also includes six forward starting interest rate swaps with an effective date of May 2024 and an aggregate notional amount of $250.0 million.

(2)	Balance as of March 31, 2020 includes two forward starting interest rate swaps with an effective date of January 2021 and an aggregate notional amount of CAD $125.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2020 and December 31, 2019 (dollars in thousands):

		Count as of March 31, 2020	Fair Value		Maturity Dates
Type	Designation		March 31, 2020	December 31, 2019		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	—	$—	$4,239	N/A	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	4	549	—	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	7,525	3,238	2025	Accounts receivable, prepaid expenses and other assets, net
			$8,074	$7,477

Liabilities:
Interest rate swaps	Cash flow	12	$8,831	$—	2020-2023	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	10	$27,055	$494	2024-2034	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	2	2,525	132	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	88,213	96,025	2024	Term loans, net
			$126,624	$96,651

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three months ended March 31, 2020 and 2019 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
	2020	2019	Income Statement Location

Cash Flow Hedges:
Interest rate products	$(40,475)	$(11,611)	Interest expense
Net Investment Hedges:
Foreign currency products	4,187	(1,234)	N/A
CAD term loan	7,813	(1,925)	N/A

	$(28,475)	$(14,770)

	Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,
	2020	2019	Income Statement Location

Cash Flow Hedges:
Interest rate products	$237	$1,913	Interest expense

During the three months ended March 31, 2020 and 2019, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2020, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.3 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company recorded $0.2 million of other income related to this portion of the derivative not designated as a hedging instrument. During the three months ended March 31, 2019, the Company recorded $6,000 of other expense related to a portion of a cross currency interest rate swap not designated as a hedging instrument.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$8,074	$—	$8,074	$(8,074)	$—	$—
Offsetting Liabilities:
Derivatives	$38,411	$—	$38,411	$(8,074)	$—	$30,337

	As of December 31, 2019
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,477	$—	$7,477	$(544)	$—	$6,933
Offsetting Liabilities:
Derivatives	$626	$—	$626	$(544)	$—	$82

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $31.1 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $30.3 million.

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
Loans receivable: These instruments are presented on the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 25% with a weighted average rate of 15% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
Preferred equity investments: These instruments are presented on the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investments, the underlying collateral value and other credit enhancements. The Company utilized discount rates ranging from 12% to 15% with a weighted average rate of 12% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
Secured indebtedness: These instruments are presented on the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Company utilized rates ranging from 3% to 4% with a weighted average rate of 3% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2020			December 31, 2019
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$67,545	$62,393	$53,985	$67,527	$63,070	$59,832
Preferred equity investments	25,793	25,977	26,186	43,893	44,304	44,493
Financial liabilities:
Senior Notes	1,250,000	1,248,170	1,176,155	1,250,000	1,248,773	1,328,714
Secured indebtedness	98,362	97,066	94,383	114,777	113,070	105,510

(1)	Face value represents amounts contractually due under the terms of the respective agreements.

(2)	Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2020 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$53,985	$—	$—	$53,985
Preferred equity investments	26,186	—	—	26,186
Financial liabilities:
Senior Notes	1,176,155	—	1,176,155	—
Secured indebtedness	94,383	—	—	94,383

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

Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2020, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Forward starting interest rate swaps	549	—	549	—
Cross currency interest rate swaps	7,525	—	7,525	—
Financial liabilities:
Interest rate swaps	8,831	—	8,831	—
Forward starting interest rate swaps	27,055	—	27,055	—
Forward starting interest rate collars	2,525	—	2,525	—

10.    EQUITY
Common Stock
On December 11, 2019, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement.
During the three months ended March 31, 2020, the Company sold 0.2 million shares under the ATM Program at an average price of $20.33 per share, generating gross proceeds of $3.9 million, before $58,000 of commissions. As of March 31, 2020, the Company had $336.1 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2020:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 4, 2020	February 14, 2020	$0.45	February 28, 2020

During the three months ended March 31, 2020, the Company issued 161,338 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to employees as a result of restricted stock unit vestings, the employees’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2020 and 2019, the Company incurred $0.9 million and $1.3 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31, 2020	December 31, 2019
Foreign currency translation loss	$191	$(1,516)
Unrealized loss on cash flow hedges	(51,564)	(10,872)

Total accumulated other comprehensive loss	$(51,373)	$(12,388)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator
Net income (loss) attributable to common stockholders	$35,217	$(77,704)

Denominator
Basic weighted average common shares and common equivalents	205,395,330	178,385,984
Dilutive restricted stock units	610,955	—

Diluted weighted average common shares	206,006,285	178,385,984

Net income (loss) attributable to common stockholders, per:

Basic common share	$0.17	$(0.44)

Diluted common share	$0.17	$(0.44)

During the three months ended March 31, 2020 and 2019, approximately 6,300 and 3,100 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
The 2024 Notes are issued by the Operating Partnership and fully and unconditionally guaranteed, jointly and severally, by the Company and one of the Company’s non-operating subsidiaries, subject to release under certain customary circumstances as described below. In connection with the Operating Partnership’s assumption of the 2026 Notes, the Company has fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. The 2029 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by the Company.
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
A guarantor will be automatically and unconditionally released from its obligations under the guarantee with respect to the 2024 Notes in the event of:

•	Any sale of the subsidiary guarantor or of all or substantially all of its assets;

•	A merger or consolidation of the subsidiary guarantor with the Operating Partnership or the Company, provided that the surviving entity remains a guarantor;

•	The requirements for legal defeasance or covenant defeasance or to discharge the indentures governing the 2024 Notes have been satisfied;

•	A liquidation or dissolution, to the extent permitted under the indenture governing the 2024 Notes, of the subsidiary guarantor;

•	The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty; or

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
Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for the Company (the “Parent Company”), the Operating Partnership and Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes). This aggregate summarized financial information has been prepared from the books and records maintained by the Company, the Operating Partnership and Sabra Health Care, L.L.C. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership and Sabra Health Care, L.L.C. operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2020 and December 31, 2019 and aggregate summarized statement of loss information for the three months ended March 31, 2020 is as follows (in thousands):

	March 31, 2020	December 31, 2019

Total assets	$70,689	$52,597

Total liabilities	2,378,729	2,241,501

	Three Months Ended March 31, 2020

Total revenues	12

Total expenses	30,349

Net loss	(30,820)

Net loss attributable to common stockholders	(30,820)

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2020, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 6, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 29, 2020 to common stockholders of record as of the close of business on May 18, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2019 Annual Report on Form 10-K and Part II, Item 1A of this 10-Q. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Recent disruptions in the equity and debt markets have significantly increased our cost of capital and have made it difficult to establish market values for potential real estate investments, and accordingly we do not expect to make any material real estate investments as long as these market conditions persist.
Should market conditions improve, we expect to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including the development of purpose-built healthcare facilities with select developers. We also intend to achieve our objective of diversifying our portfolio by tenant and facility type through select asset sales and other arrangements with our tenants.
We expect to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care communities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care and behavioral health facilities in the U.S. We have and, should market conditions improve, expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of our investment portfolio by selectively disposing of underperforming facilities or working with new or existing operators to transfer underperforming but promising properties to new operators.
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
COVID-19
Since first being reported in Wuhan, China in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread are expected to negatively impact us and our operations in our fiscal quarter ending June 30, 2020 and beyond, in a number of ways, including but not limited to:

•
Decreased occupancy and increased operating costs for our tenants and borrowers, which may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.

•
Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio and in our 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”), which may negatively impact the operating results of these investments. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.

Our financial results as of and for the three months ended March 31, 2020 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of impairments of long-lived assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, estimates of fair value and our ability to continue as a going concern.
Acquisitions
During the three months ended March 31, 2020, we acquired two senior housing communities and one Senior Housing - Managed community for an aggregate $83.4 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition.

Dispositions
During the three months ended March 31, 2020, we completed the sale of three skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.8 million. The net carrying value of the assets and liabilities of these facilities was $7.0 million, which resulted in an aggregate $0.2 million net loss on sale.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2020.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2020, our investment portfolio included 427 real estate properties held for investment, two assets held for sale, one investment in a direct financing lease, 19 investments in loans receivable, six preferred equity investments and one investment in an unconsolidated joint venture. As of March 31, 2019, our investment portfolio included 437 real estate properties held for investment, 30 assets held for sale, one investment in a direct financing lease, 20 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended March 31, 2020 versus the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2020	2019
Revenues:
Rental and related revenues	$106,512	$116,387	$(9,875)	(8)%	$(4,050)	$(5,825)
Interest and other income	2,851	3,325	(474)	(14)%	(570)	96
Resident fees and services	39,983	17,061	22,922	134%	2,280	20,642
Expenses:
Depreciation and amortization	44,168	44,949	(781)	(2)%	(1,661)	880
Interest	25,704	36,318	(10,614)	(29)%	—	(10,614)
Triple-net portfolio operating expenses	4,901	5,289	(388)	(7)%	(124)	(264)
Senior housing - managed portfolio operating expenses	27,261	12,040	15,221	126%	1,947	13,274
General and administrative	8,761	8,184	577	7%	—	577
Provision for loan losses and other reserves	667	1,207	(540)	(45)%	—	(540)
Impairment of real estate	—	103,134	(103,134)	NM	(97,105)	(6,029)
Other income (expense):
Other income	2,259	171	2,088	1,221%	—	2,088
Net loss on sales of real estate	(217)	(1,520)	1,303	(86)%	1,303	—
Loss from unconsolidated joint venture	(3,667)	(1,383)	(2,284)	165%	(1,729)	(555)
Income tax expense	(1,042)	(612)	(430)	70%	—	(430)

(1)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of investments/dispositions made after January 1, 2019.

(2)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 that is not a direct result of investments/dispositions made after January 1, 2019.

Rental and Related Revenues
During the three months ended March 31, 2020, we recognized $106.5 million of rental income compared to $116.4 million for the three months ended March 31, 2019. The $9.9 million net decrease in rental income is primarily related to (i) a $5.9 million decrease from properties disposed of after January 1, 2019 and (ii) an $8.8 million decrease from the 21 Holiday communities that were transitioned to Senior Housing - Managed communities in April 2019. These amounts were partially offset by (i) a $1.9 million increase from properties acquired after January 1, 2019, (ii) a $1.0 million increase related to property tax recoveries and (iii) a $0.9 million increase related to facilities transitioned to new operators.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2020 and 2019.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the three months ended March 31, 2020, we recognized $2.9 million of interest and other income compared to $3.3 million for the three months ended March 31, 2019. The net decrease of $0.5 million is primarily due to a $0.6 million decrease in income from investments that were repaid after January 1, 2019, partially offset by a $0.1 million increase in income from investments made after January 1, 2019.
Resident Fees and Services
During the three months ended March 31, 2020, we recognized $40.0 million of resident fees and services compared to $17.1 million for the three months ended March 31, 2019. The $22.9 million net increase is primarily related to (i) a $20.0 million increase from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and December 2019, respectively, and (ii) a $2.3 million increase from two Senior Housing - Managed communities acquired after January 1, 2019.
Depreciation and Amortization
During the three months ended March 31, 2020, we incurred $44.2 million of depreciation and amortization expense compared to $44.9 million for the three months ended March 31, 2019. The $0.8 million net decrease is primarily due to a decrease of $3.0 million from properties disposed of after January 1, 2019, partially offset by a $1.4 million increase from properties acquired after January 1, 2019. The remaining decrease is primarily related to assets that were fully amortized or written-off in a prior period.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2020, we incurred $25.7 million of interest expense compared to $36.3 million for the three months ended March 31, 2019. The $10.6 million net decrease is primarily related to (i) an aggregate $10.2 million decrease in interest expense related to the redemptions of the 5.5% senior unsecured notes due 2021 in June 2019 and the 5.375% senior unsecured notes due 2023 in October 2019, (ii) a $5.6 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility (as defined below) and (iii) a $2.0 million decrease in interest expense related to the partial pay down of the U.S. dollar term loan, which were partially offset by an aggregate $7.5 million increase in interest expense related to the issuances of the 2024 Notes and 2029 Notes (both as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2020, we recognized $4.9 million of triple-net portfolio operating expenses compared to $5.3 million for the three months ended March 31, 2019. The $0.4 million net decrease is primarily related to properties disposed of after January 1, 2019.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2020, we recognized $27.3 million of Senior Housing - Managed portfolio operating expenses compared to $12.0 million for the three months ended March 31, 2019. The $15.2 million net increase is primarily due to a $12.9 million increase from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and December 2019, respectively, and $1.9 million increase from two Senior Housing - Managed communities acquired after January 1, 2019.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended March 31, 2020, general and administrative expenses were $8.8 million compared to $8.2 million during the three months ended March 31, 2019. The $0.6 million net increase is primarily related to an increase in employee compensation as a result of increased staffing.
Provision for Loan Losses and Other Reserves
During the three months ended March 31, 2020, we recognized a $0.7 million provision for loan losses and other reserves, all of which was associated with loan loss reserves. During the three months ended March 31, 2019, we recognized a $1.2 million provision for loan losses and other reserves, all of which was associated with loan loss reserves.
Impairment of Real Estate
During the three months ended March 31, 2020, we recognized no impairment of real estate. During the three months ended March 31, 2019, we recognized $103.1 million of impairment of real estate, consisting of (i) $92.2 million related to the 30 Senior Care Centers facilities that were subsequently sold and one additional Senior Care Centers facility, which included a $10.2 million estimate of our contractual indemnification obligations, and (ii) $10.9 million related to four additional skilled nursing/transitional care facilities that were subsequently sold.
Other Income
During the three months ended March 31, 2020, we recognized $2.3 million of other income primarily related to a settlement payment received related to legacy CCP (as defined below) investments. During the three months ended March 31,

2019, we recognized $0.2 million of other income due to a settlement payment received related to a legacy CCP investment.
Net Loss on Sales of Real Estate
During the three months ended March 31, 2020, we recognized an aggregate net loss on the sales of real estate of $0.2 million related to the disposition of three skilled nursing/transitional care facilities. During the three months ended March 31, 2019, we recognized an aggregate net loss on the sales of real estate of $1.5 million related to the disposition of three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the three months ended March 31, 2020, we recognized $3.7 million of loss from our unconsolidated joint venture compared to $1.4 million of loss for the three months ended March 31, 2019. The $2.3 million net increase is primarily related to a $1.7 million loss on the sale of two senior housing communities and a $1.6 million increase in operating expenses, which includes $0.5 million of expenses related to increased supplies and labor needs related to the COVID-19 pandemic, partially offset by a $0.8 million decrease in interest expense primarily due to a decrease in interest rates.
Income Tax Expense
During the three months ended March 31, 2020, we recognized $1.0 million of income tax expense compared to $0.6 million for the three months ended March 31, 2019. The increase is primarily due to the increase in Senior Housing - Managed communities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“Nareit”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, Nareit created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint venture, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, change in fair value of contingent consideration, non-cash portion of loss on extinguishment of debt, provision for loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current Nareit definition or that interpret the current Nareit definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2020 and 2019, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$35,217	$(77,704)
Depreciation and amortization of real estate assets	44,168	44,949
Depreciation and amortization of real estate assets related to noncontrolling interest	—	(40)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,585	5,316
Net loss on sales of real estate	217	1,520
Net loss on sales of real estate related to unconsolidated joint venture	1,729	—
Impairment of real estate	—	103,134

FFO attributable to common stockholders	86,916	77,175

Merger and acquisition costs	159	6
Stock-based compensation expense	2,360	2,775
Non-cash rental and related revenues	(365)	(1,164)
Non-cash interest income	(561)	(562)
Non-cash interest expense	2,233	2,561
Provision for loan losses and other reserves	667	1,207
Other non-cash adjustments related to unconsolidated joint venture	539	1,115
Other non-cash adjustments	(106)	52

AFFO attributable to common stockholders	$91,842	$83,165

FFO attributable to common stockholders per diluted common share	$0.42	$0.43

AFFO attributable to common stockholders per diluted common share	$0.44	$0.46

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	206,006,285	178,936,854

AFFO attributable to common stockholders	206,509,513	179,709,444

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

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
	Net Income		FFO		AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable / lease intangible write-offs	$6.1	$5.9	$6.1	$5.9	$—	$—
Senior housing - managed portfolio operating expenses
COVID-19 pandemic related expenses	0.3	—	0.3	—	0.3	—
General and administrative expense:
CCP transition expenses	0.1	0.1	0.1	0.1	0.1	0.1
Merger and acquisition costs	0.2	—	0.2	—	—	—
Provision for doubtful accounts	0.7	1.2	0.7	1.2	—	—
Other income	2.3	0.2	2.3	0.2	2.1	0.2
Loss from unconsolidated joint venture:
Deferred income tax expense	0.2	0.4	0.2	0.4	—	—
COVID-19 pandemic related expenses	0.5	—	0.5	—	0.5	—

Liquidity and Capital Resources
As of March 31, 2020, we had approximately $953.1 million in liquidity, consisting of unrestricted cash and cash equivalents of $54.1 million and available borrowings under our Revolving Credit Facility of $899.0 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.1 billion plus CAD $125.0 million), subject to terms and conditions.
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
On December 11, 2019, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During the three months ended March 31, 2020, we sold 0.2 million shares under the ATM Program at an average price of $20.33 per share, generating gross proceeds of $3.9 million, before $58,000 of commissions. As of March 31, 2020, we had $336.1 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
Based on our current assessment of the impact of the COVID-19 pandemic on our company, we believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for our operations, scheduled debt service payments and dividend requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (as defined below) or Credit Agreement significantly limit our ability to use our available liquidity for these purposes.
Given current market conditions, we expect to use our available liquidity for general corporate purposes and to fund operations as necessary. Recent disruptions in the equity and debt markets have significantly increased our cost of capital and have made it difficult to establish market values for potential real estate investments, and accordingly we do not expect to make any material real estate investments as long as these market conditions persist. Please refer to Part II, Item 1A, “Risk Factors” for additional information regarding the potential impacts of COVID-19 on us.
Should market conditions improve, we intend to once again invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility, future borrowings or the proceeds from issuances of common stock (including through our ATM Program), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions. We also use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk.
Cash Flows from Operating Activities
Net cash provided by operating activities was $74.8 million for the three months ended March 31, 2020. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the three months ended March 31, 2020, net cash used in investing activities was $69.8 million and included $67.3 million used for the acquisition of three facilities, $12.0 million used for tenant improvements and $0.9 million used to provide additional funding for existing loans receivable, partially offset by $6.3 million in sales proceeds related to the disposition of three real estate facilities, $3.1 million in repayments of preferred equity investments and $1.0 million in repayments of loans receivable.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $8.9 million and included $1.9 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, partially offset by $92.4 million of dividends paid to stockholders, $0.9 million of principal repayments on secured debt and $0.7 million of payments of deferred financing costs. In addition, during the three months ended March 31, 2020, we borrowed a net amount of $101.0 million on our Revolving Credit Facility.
In March 2020, we announced a significant reduction to our quarterly dividend, which reduction was implemented by our board of directors on May 6, 2020 when it declared a quarterly cash dividend of $0.30 per share of common stock. We took this step to help focus our capital resources and liquidity on maintaining our balance sheet strength and enhancing our ability to assist our operators in their time of need. We expect that our board of directors will re-evaluate the quarterly dividend once the COVID-19 pandemic has passed.
Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Loan Agreements
2024 Notes. On May 29, 2019, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (the “Issuers”) issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of approximately $295.3 million after deducting underwriting discounts and other offering expenses. In connection with the October 2019 redemption of other senior notes of the Issuers, Sabra Capital Corporation’s obligations as a co-issuer were automatically released and discharged.
2026 and 2027 Notes. In connection with our merger with Care Capital Properties, Inc. (“CCP” and such merger, the “CCP Merger”), on August 17, 2017, Sabra assumed $500 million aggregate principal amount of 5.125% senior notes due 2026 (the “2026 Notes”) and $100 million aggregate principal amount of 5.88% senior notes due 2027 (the “2027 Notes”).
2029 Notes. On October 7, 2019, the Issuers issued $350.0 million aggregate principal amount of 3.90% senior notes due 2029 (the “2029 Notes” and, together with the 2024 Notes, the 2026 Notes and the 2027 Notes, the “Senior Notes”), providing net proceeds of $340.5 million after deducting underwriting discounts and other offering expenses. In connection with the October 2019 redemption of other senior notes of the Issuers, Sabra Capital Corporation’s obligations as a co-issuer were automatically released and discharged.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior

Notes Indentures”). As of March 31, 2020, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Effective on September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $1.1 billion in U.S. dollar term loans (of which $955.0 million was outstanding as of March 31, 2020) and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $105.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2022, $350.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2020, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
Of our 427 properties held for investment, 14 are subject to secured indebtedness to third parties that, as of March 31, 2020, totaled approximately $98.4 million. As of March 31, 2020 and December 31, 2019, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2020 (1)(2)	Principal Balance as of December 31, 2019 (1)	Weighted Average Interest Rate at March 31, 2020 (3)	Maturity Date
Fixed Rate	$98,362	$114,777	3.47%	December 2021 - August 2051

(1)	Principal balance does not include deferred financing costs, net of $1.3 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Excludes $14.2 million principal balance secured by two skilled nursing/transitional care facilities classified as held for sale as of March 31, 2020. See Note 5, “Impairment of Real Estate, Assets Held for Sale and Dispositions,” in the Notes to Condensed Consolidated Financial Statements for additional information.

(3)	Weighted average interest rate includes private mortgage insurance.
Capital Expenditures
We had $12.0 million and $5.1 million of capital expenditures for the three months ended March 31, 2020 and 2019, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will not exceed $70.0 million, of which $40.0 million will directly result in incremental rental income.
Dividends
We paid dividends of $92.4 million on our common stock during the three months ended March 31, 2020. On May 6, 2020, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 29, 2020 to common stockholders of record as of May 18, 2020.
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

Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 427 real estate properties held for investment as of March 31, 2020 is diversified by location across the United States and Canada.
For the three months ended March 31, 2020, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2020, 52.9% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
Prior to October 1, 2019, the amount to be paid was determined by classifying each patient into one of 66 Resource Utilization Group (“RUG”) categories that represented the level of services required to treat different conditions and levels of acuity. The system of 66 RUG categories, or Resource Utilization Group, version IV (“RUG IV”), became effective as of October 1, 2010. RUG IV resulted from research performed by the Centers for Medicare & Medicaid Services (“CMS”) and was part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.
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
On April 10, 2020, CMS issued a proposed rule regarding fiscal year 2021 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.3% over fiscal year 2020 (comprised of a market basket increase of 2.7% less the productivity adjustment of 0.4%). The proposed payment rates would become effective on October 1, 2020.
In response to the COVID-19 pandemic, several federal relief packages were approved that could benefit our tenants, especially our tenants that operate skilled nursing/transitional care facilities.
On March 18, 2020, President Trump signed into law the Families First Coronavirus Response Act (“Families First Act”). Under the Families First Act, a temporary 6.2% increase in Federal Medical Assistance Percentages (FMAP) was approved retroactive to January 1, 2020, and several states have directed FMAP funds to skilled nursing/transitional care facilities.
On March 27, 2020, President Trump signed into law The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for a $100 billion fund for eligible health care providers, which includes skilled nursing/transitional care operators. The CARES Act also included a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020, a deferral of the employer’s Social Security remittances through December 31, 2020, and the establishment of the Paycheck Protection Program, a Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable.
In addition to the above, there have been other actions taken that benefit skilled nursing/transitional care operators, including the waiver of the requirement for skilled nursing/transitional care patients to have stayed in a hospital for three days in order for services rendered in a skilled nursing/transitional care facility to qualify for Medicare Part A, the acceleration and advance of three months of Medicare billing, and relaxation of certification requirements for employees performing non-clinical services in these facilities.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of March 31, 2020 (in thousands):

		April 1 through December 31, 2020		Year Ending December 31,
	Total		2021	2022	2023	2024	After 2024
Secured indebtedness (1)	$135,590	$4,692	$20,193	$5,196	$5,196	$5,196	$95,117
Revolving Credit Facility (2)	117,110	3,524	4,678	4,678	104,230	—	—
Term Loans (3)	1,153,492	19,808	28,838	132,974	372,770	599,102	—
Senior Notes (4)	1,665,754	46,584	59,055	59,055	59,055	359,055	1,082,950
Operating leases	2,773	320	445	467	507	529	505
Total	$3,074,719	$74,928	$113,209	$202,370	$541,758	$963,882	$1,178,572

(1)
Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $37.2 million, which is attributable to fixed rate debt.

(2)
Revolving Credit Facility includes interest payments and payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $16.1 million.

(3)	Term Loans includes interest payments through the applicable maturity dates totaling $110.3 million, which reflects the impact of interest rate swaps.

(4)	Senior Notes includes interest payments through the applicable maturity dates totaling $415.8 million.
In addition to the above, as of March 31, 2020, we have committed to provide up to $2.9 million of future funding related to three loans receivable investments with maturity dates ranging from December 2021 to December 2022.
Off-Balance Sheet Arrangements
We have a 49% interest in an unconsolidated joint venture. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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
Interest rate risk. As of March 31, 2020, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $98.4 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.0 billion in Term Loans and $101.0 million outstanding under the Revolving Credit Facility. As of March 31, 2020, we had $1.1 billion of outstanding variable rate indebtedness and $899.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of March 31, 2020, our share of unconsolidated joint venture debt was $383.2 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of March 31, 2020, we had interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.19% and interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at a weighted average rate of 1.41%. As of March 31, 2020, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
Assuming a 100 basis point increase or decrease in the interest rate related to our variable rate debt, including our share of unconsolidated joint venture debt, and after giving effect to the impact of interest rate derivative instruments, income would decrease or increase by $5.9 million for the twelve months following March 31, 2020.

Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $146.0 million and cross currency swap instruments. Based on our operating results for the three months ended March 31, 2020, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2020, our cash flows would have decreased or increased, as applicable, by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.
ITEM 1A. RISK FACTORS

Other than the addition of the risk factor below, there have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2019 Annual Report on Form 10-K.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Since first being reported in Wuhan, China in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread are expected to negatively impact us and our operations and are expected to continue to impact us and our operations in our fiscal quarter ending June 30, 2020 and beyond, in a number of ways, including but not limited to:

•
Decreased occupancy and increased operating costs (including costs due to the implementation of additional safety protocols and procedures, purchases of personal protective equipment (PPE), increased staffing to allow facilities to adhere to social distancing and infection control protocols, premium pay and incentive pay for the staff) for our tenants and borrowers, which may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.

•
Decreased occupancy and increased operating costs (including costs due to the implementation of additional safety protocols and procedures, purchases of personal protective equipment (PPE), increased staffing to allow facilities to adhere to social distancing and infection control protocols, premium pay and incentive pay for the staff) within our Senior Housing - Managed portfolio and in our Enlivant Joint Venture, which may negatively impact the operating results of these investments. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.

If there are significant disruptions to our business, our credit ratings may be adversely impacted and we may breach covenants in our debt agreements and be unable to service our debt. Further, significant disruption could cause us to further reduce or suspend our dividend.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.
As a result of the COVID-19 pandemic, our tenants and operators may be subject to increased lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Any litigation brought against our tenants and operators could increase our tenants’ and operators’ costs of business and could directly negatively impact our business. Further, we may be subject to increased claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants or operators.
In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as senior residents and tenants reduce or defer their spending. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
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

SABRA HEALTH CARE REIT, INC.

Date: May 6, 2020	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)