Form 10-Q
period 2020-09-30
Sabra Health Care REIT, Inc.
filed 2020-11-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2020, there were 206,928,325 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•the ongoing COVID-19 pandemic and measures intended to prevent its spread, including the impact on our tenants, operators and Senior Housing - Managed communities (as defined below);
•our dependence on the operating success of our tenants;
•the potential variability of our reported rental and related revenues following the adoption of Topic 842 (as defined below) on January 1, 2019;
•operational risks with respect to our Senior Housing - Managed communities;
•the effect of our tenants declaring bankruptcy or becoming insolvent;
•our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;
•the impact of litigation and rising insurance costs on the business of our tenants;
•the possibility that Sabra may not acquire the remaining majority interest in the Enlivant Joint Venture (as defined below);
•risks associated with our investments in joint ventures;
•changes in healthcare regulation and political or economic conditions;
•the impact of required regulatory approvals of transfers of healthcare properties;
•competitive conditions in our industry;
•our concentration in the healthcare property sector, particularly in skilled nursing/transitional care facilities and senior housing communities, which makes our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries;
•    the significant amount of and our ability to service our indebtedness;
•covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;
•increases in market interest rates;
•the potential phasing out of the London Interbank Offered Rate (“LIBOR”) benchmark after 2021;
•our ability to raise capital through equity and debt financings;
•changes in foreign currency exchange rates;
•the relatively illiquid nature of real estate investments;
•the loss of key management personnel;
•uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;
•the impact of a failure or security breach of information technology in our operations;
•our ability to maintain our status as a real estate investment trust (“REIT”) under the federal tax laws;
•changes in tax laws and regulations affecting REITs (including the potential effects of the Tax Cuts and Jobs Act);
•compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT; and
•the ownership limits and takeover defenses in our governing documents and under Maryland law, which may restrict change of control or business combination opportunities.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $640,214 and $539,213 as of September 30, 2020 and December 31, 2019, respectively	$5,306,272	$5,341,370
Loans receivable and other investments, net	103,820	107,374
Investment in unconsolidated joint venture	293,801	319,460
Cash and cash equivalents	35,034	39,097
Restricted cash	6,815	10,046
Lease intangible assets, net	85,943	101,509
Accounts receivable, prepaid expenses and other assets, net	159,933	150,443
Total assets	$5,991,618	$6,069,299

Liabilities
Secured debt, net	$78,975	$113,070
Revolving credit facility	56,000	—
Term loans, net	1,039,685	1,040,258
Senior unsecured notes, net	1,248,324	1,248,773
Accounts payable and accrued liabilities	143,742	108,792
Lease intangible liabilities, net	60,552	69,946
Total liabilities	2,627,278	2,580,839

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 206,928,325 and 205,208,018 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,069	2,052
Additional paid-in capital	4,101,269	4,072,079
Cumulative distributions in excess of net income	(689,828)	(573,283)
Accumulated other comprehensive loss	(49,170)	(12,388)
Total equity	3,364,340	3,488,460
Total liabilities and equity	$5,991,618	$6,069,299

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and related revenues	$100,612	$110,104	$319,851	$339,291
Interest and other income	3,299	3,325	8,756	77,145
Resident fees and services	39,341	36,405	117,908	89,537

Total revenues	143,252	149,834	446,515	505,973

Expenses:
Depreciation and amortization	44,209	43,092	132,579	137,517
Interest	24,904	29,255	75,900	99,181
Triple-net portfolio operating expenses	5,249	5,611	15,481	17,140
Senior housing - managed portfolio operating expenses	27,745	23,979	82,976	60,258
General and administrative	7,216	8,709	24,650	24,952
(Recovery of) provision for loan losses and other reserves	(90)	57	706	1,457
Impairment of real estate	3,154	13,966	3,154	119,102

Total expenses	112,387	124,669	335,446	459,607

Other income (expense):
Loss on extinguishment of debt	(139)	(644)	(531)	(10,763)
Other income	115	215	2,308	385
Net gain (loss) on sales of real estate	2,715	(19)	2,828	1,216

Total other income (expense)	2,691	(448)	4,605	(9,162)

Income before income (loss) from unconsolidated joint venture and income tax benefit (expense)	33,556	24,717	115,674	37,204

Income (loss) from unconsolidated joint venture	2,766	(605)	(13,037)	(5,635)
Income tax benefit (expense)	138	(826)	(1,337)	(2,292)

Net income	36,460	23,286	101,300	29,277

Net income attributable to noncontrolling interest	—	(4)	—	(22)

Net income attributable to common stockholders	$36,460	$23,282	$101,300	$29,255

Net income attributable to common stockholders, per:

Basic common share	$0.18	$0.12	$0.49	$0.16

Diluted common share	$0.18	$0.12	$0.49	$0.16

Weighted-average number of common shares outstanding, basic	205,791,699	190,650,400	205,592,806	183,578,254

Weighted-average number of common shares outstanding, diluted	206,727,167	191,952,389	206,442,674	184,698,411

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$36,460	$23,286	$101,300	$29,277
Other comprehensive income (loss):
Unrealized (loss) gain, net of tax:
Foreign currency translation (loss) gain	(359)	917	814	924
Unrealized gain (loss) on cash flow hedges	6,830	(9,376)	(37,596)	(32,620)

Total other comprehensive income (loss)	6,471	(8,459)	(36,782)	(31,696)

Comprehensive income (loss)	42,931	14,827	64,518	(2,419)

Comprehensive income attributable to noncontrolling interest	—	(4)	—	(22)

Comprehensive income (loss) attributable to Sabra Health Care REIT, Inc.	$42,931	$14,823	$64,518	$(2,441)

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, June 30, 2019	189,515,024	$1,895	$3,725,971	$(460,832)	$(10,936)	$3,256,098	$4,278	$3,260,376
Net income	—	—	—	23,282	—	23,282	4	23,286
Other comprehensive loss	—	—	—	—	(8,459)	(8,459)	—	(8,459)
Buyout of noncontrolling interest	—	—	4,039	—	—	4,039	(4,239)	(200)
Distributions to noncontrolling interest	—	—	—	—	—	—	(43)	(43)
Amortization of stock-based compensation	—	—	3,930	—	—	3,930	—	3,930
Common stock issuance, net	4,181,877	42	89,644	—	—	89,686	—	89,686
Common dividends ($0.45 per share)	—	—	—	(86,159)	—	(86,159)	—	(86,159)
Balance, September 30, 2019	193,696,901	$1,937	$3,823,584	$(523,709)	$(19,395)	$3,282,417	$—	$3,282,417

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, June 30, 2020	205,560,680	$2,056	$4,078,737	$(663,901)	$(55,641)	$3,361,251	$—	$3,361,251
Net income	—	—	—	36,460	—	36,460	—	36,460
Other comprehensive income	—	—	—	—	6,471	6,471	—	6,471
Amortization of stock-based compensation	—	—	1,625	—	—	1,625	—	1,625
Common stock issuance, net	1,367,645	13	20,907	—	—	20,920	—	20,920
Common dividends ($0.30 per share)	—	—	—	(62,387)	—	(62,387)	—	(62,387)
Balance, September 30, 2020	206,928,325	$2,069	$4,101,269	$(689,828)	$(49,170)	$3,364,340	$—	$3,364,340

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
Cumulative effect of Topic 842 adoption	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net income	—	—	—	29,255	—	29,255	22	29,277
Other comprehensive loss	—	—	—	—	(31,696)	(31,696)	—	(31,696)
Buyout of noncontrolling interest	—	—	4,039	—	—	4,039	(4,239)	(200)
Distributions to noncontrolling interest	—	—	—	—	—	—	(116)	(116)
Amortization of stock-based compensation	—	—	10,474	—	—	10,474	—	10,474
Common stock issuance, net	15,390,373	154	301,146	—	—	301,300	—	301,300
Common dividends ($1.35 per share)	—	—	—	(248,867)	—	(248,867)	—	(248,867)
Balance, September 30, 2019	193,696,901	$1,937	$3,823,584	$(523,709)	$(19,395)	$3,282,417	$—	$3,282,417

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460	$—	$3,488,460
Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)	—	(167)
Net income	—	—	—	101,300	—	101,300	—	101,300
Other comprehensive loss	—	—	—	—	(36,782)	(36,782)	—	(36,782)
Amortization of stock-based compensation	—	—	7,582	—	—	7,582	—	7,582
Common stock issuance, net	1,720,307	17	21,608	—	—	21,625	—	21,625
Common dividends ($1.05 per share)	—	—	—	(217,678)	—	(217,678)	—	(217,678)
Balance, September 30, 2020	206,928,325	$2,069	$4,101,269	$(689,828)	$(49,170)	$3,364,340	$—	$3,364,340

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$101,300	$29,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,579	137,517
Non-cash rental and related revenues	1,340	(12,965)
Non-cash interest income	(1,743)	(1,680)
Non-cash interest expense	6,527	7,846
Stock-based compensation expense	5,651	8,829
Non-cash lease termination income	—	(9,725)
Loss on extinguishment of debt	531	10,763
Provision for loan losses and other reserves	706	1,457
Net gain on sales of real estate	(2,828)	(1,216)
Impairment of real estate	3,154	119,102
Loss from unconsolidated joint venture	13,037	5,635
Distributions of earnings from unconsolidated joint venture	11,318	10,162
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(3,523)	(7,252)
Accounts payable and accrued liabilities	(2,594)	(20,769)
Net cash provided by operating activities	265,455	276,981
Cash flows from investing activities:
Acquisition of real estate	(92,945)	(14,977)
Origination and fundings of loans receivable	(1,651)	(9,441)
Origination and fundings of preferred equity investments	(20,059)	—
Additions to real estate	(32,416)	(15,985)
Repayments of loans receivable	3,095	13,761
Repayments of preferred equity investments	3,399	3,672
Net proceeds from the sales of real estate	8,754	321,715
Distributions in excess of earnings from unconsolidated joint venture	1,305	—
Buyout of noncontrolling interests	—	(200)
Net cash (used in) provided by investing activities	(130,518)	298,545
Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facility	56,000	(424,000)
Proceeds from issuance of senior unsecured notes	—	297,039
Principal payments on senior unsecured notes	—	(500,000)
Principal payments on secured debt	(2,396)	(2,566)
Payments of deferred financing costs	(819)	(14,001)
Payments related to extinguishment of debt	—	(6,897)
Distributions to noncontrolling interest	—	(116)
Issuance of common stock, net	20,961	302,030
Dividends paid on common stock	(215,747)	(247,222)
Net cash used in financing activities	(142,001)	(595,733)
Net decrease in cash, cash equivalents and restricted cash	(7,064)	(20,207)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(230)	211
Cash, cash equivalents and restricted cash, beginning of period	49,143	59,658
Cash, cash equivalents and restricted cash, end of period	$41,849	$39,662
Supplemental disclosure of cash flow information:
Interest paid	$67,995	$100,230
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$20,731	$—
Secured debt assumed by buyers in connection with sales of real estate	$31,830	$—
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
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency with respect to COVID-19. In the intervening months, COVID-19 has spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures may remain in place for a significant amount of time. The COVID-19 pandemic and measures to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which has negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility operators has been partially mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part I, Item 2), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to the Company. Prior to September 1, 2020, few of these programs were available to the Company’s senior housing operators; as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s eligible assisted living facility operators. As of September 30, 2020, the Company’s tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within the Company’s Senior Housing - Managed portfolio and in the Company’s 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”), which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s Senior Housing - Managed portfolio and the Enlivant Joint Venture. During each of the three and nine months ended September 30, 2020, the Company recognized government grants under the CARES Act of $4.2 million. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. Prolonged deterioration in the operating results for the Company’s investments in its Senior Housing - Managed portfolio and the Enlivant Joint Venture could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.
The Company’s financial results as of and for the three and nine months ended September 30, 2020 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2020 and December 31, 2019 and for the three and nine month periods ended September 30, 2020 and 2019. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of September 30, 2020, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the

Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2020, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2020, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Out of Period Adjustments
During the three months ended September 30, 2020, the Company identified certain historical errors in the recording of depreciation and amortization expense related to the basis difference in the Enlivant Joint Venture and not correctly expensing the allocable portion of the basis difference upon the sale of assets in the Enlivant Joint Venture. These errors impacted the Company’s investment in unconsolidated joint venture and income (loss) from unconsolidated joint venture as well as its condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of equity since 2018, which impacted the quarterly financial statements and annual periods previously issued. These errors resulted in understating (overstating) previously recorded income (loss) from unconsolidated joint venture and net income by $5.2 million for the six months ended June 30, 2020 and $0.1 million and ($1.7) million for the years ended December 31, 2019 and 2018, respectively. These out of period adjustments were recorded in the third quarter of 2020, resulting in an increase to income from unconsolidated joint venture and net income of $3.6 million. Management evaluated the impact of the errors to the current period and prior period financial statements and determined that the impact was not material to any of the impacted periods.
Government Grants
Government assistance provided to the Company in the form of an income grant, which is not related to long-lived assets and is not required to be repaid, is recognized as grant income when there is reasonable assurance that the grant will be received and the Company will comply with any conditions associated with the grant. Additionally, grants are recognized over the periods in which the Company recognizes the qualifying expenses and/or lost income for which the grants are intended to compensate. As of September 30, 2020, the amount of qualifying expenditures exceeded amounts recognized under the CARES Act, and the Company had complied with all grant conditions. Accordingly, during each of the three and nine months ended September 30, 2020, the Company recognized $1.2 million of grants in resident fees and services and $3.0 million of grants in loss from unconsolidated joint venture in the condensed consolidated statements of income.
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

3.     RECENT REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2020, the Company acquired three Senior Housing - Leased communities and one Senior Housing - Managed community. These investments were part of the Company’s proprietary development pipeline, and $20.7 million was previously funded through its preferred equity investments in these developments. During the nine months ended September 30, 2019, the Company acquired two specialty hospitals/other facilities. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Land	$5,800	$2,040
Building and improvements	104,952	12,652
Tenant origination and absorption costs intangible assets	2,578	234
Tenant relationship intangible assets	347	51
Total consideration	$113,677	$14,977
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-

average amortization periods as of the respective dates of acquisition of seven years and 25 years, respectively, for acquisitions completed during the nine months ended September 30, 2020, and 15 years and 25 years, respectively, for acquisitions completed during the nine months ended September 30, 2019.
For the three and nine months ended September 30, 2020, the Company recognized $3.4 million and $9.2 million of total revenues, respectively, and $1.4 million and $3.7 million of net income attributable to common stockholders, respectively, from the facilities acquired during the nine months ended September 30, 2020. For each of the three and nine months ended September 30, 2019, the Company recognized $0.2 million of total revenues and $0.2 million of net income attributable to common stockholders from the facilities acquired during the nine months ended September 30, 2019.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	287	32,019	$3,642,653	$(360,742)	$3,281,911
Senior Housing - Leased	64	4,242	707,379	(83,105)	624,274
Senior Housing - Managed	47	4,924	931,655	(134,056)	797,599
Specialty Hospitals and Other	27	1,193	663,982	(61,909)	602,073
	425	42,378	5,945,669	(639,812)	5,305,857
Corporate Level			817	(402)	415
			$5,946,486	$(640,214)	$5,306,272
As of December 31, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	296	33,290	$3,701,666	$(306,565)	$3,395,101
Senior Housing - Leased	62	3,820	630,688	(72,278)	558,410
Senior Housing - Managed	46	4,809	907,771	(112,893)	794,878
Specialty Hospitals and Other	25	1,193	639,721	(47,124)	592,597
	429	43,112	5,879,846	(538,860)	5,340,986
Corporate Level			737	(353)	384
			$5,880,583	$(539,213)	$5,341,370

	September 30, 2020	December 31, 2019
Building and improvements	$5,107,022	$5,042,435
Furniture and equipment	243,265	239,229
Land improvements	1,917	1,534
Land	594,282	597,385
	5,946,486	5,880,583
Accumulated depreciation	(640,214)	(539,213)
	$5,306,272	$5,341,370
Operating Leases
As of September 30, 2020, the substantial majority of the Company’s real estate properties (excluding 47 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 15 years. As of September 30, 2020, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $11.7 million and $10.5 million as of September 30, 2020 and December 31, 2019, respectively, and letters of credit deposited with the Company totaled approximately $86 million and $83 million as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company’s tenants have deposited with the Company $15.4 million and $14.3 million as of September 30, 2020 and December 31, 2019, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $5.0 million and $15.7 million during the three and nine months ended September 30, 2020, respectively, and $4.0 million and $13.0 million during the three and nine months ended September 30, 2019, respectively.
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
During the three months ended September 30, 2020, the auditors for Genesis Healthcare, Inc. (“Genesis”) and subsidiaries of Signature Healthcare (“Signature”) that lease facilities from the Company each expressed substantial doubt over the respective abilities of Genesis and Signature to continue as a going concern. Accordingly, the Company concluded that its leases with Genesis and Signature should no longer be accounted for on an accrual basis and wrote off $14.3 million of non-cash rent receivable balances and lease intangibles related to these leases.
For the three and nine months ended September 30, 2020, no tenant relationship represented 10% or more of the Company’s total revenues.
As of September 30, 2020, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

October 1 through December 31, 2020	$106,516
2021	431,202
2022	412,395
2023	402,083
2024	402,936
Thereafter	1,923,827
$3,678,959
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The

Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in the Enlivant Joint Venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant. During the nine months ended September 30, 2020, the Enlivant Joint Venture sold 12 senior housing communities for aggregate gross proceeds of $18.2 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $3.3 million. As of September 30, 2020, the Enlivant Joint Venture owned 158 senior housing communities, and the book value of the Company’s investment in the Enlivant Joint Venture was $293.8 million.
Net Investment in Direct Financing Lease
As of September 30, 2020, the Company had a $24.1 million net investment in one skilled nursing/transitional care facility leased to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the present value of total rental payments of $2.8 million, plus the estimated purchase price of $24.8 million, less the unearned lease income of $3.3 million and allowance for credit losses of $0.2 million as of September 30, 2020. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in direct financing lease was $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income. Upon adoption of Topic 326 on January 1, 2020 and as of the adoption date, the Company recorded a $0.2 million reduction in equity and increase to its allowance for credit losses due to the cumulative effect of the changes contemplated by Topic 326. During the three and nine months ended September 30, 2020, the Company reduced its allowance for credit losses by $1,000 and $38,000, respectively. Future minimum lease payments contractually due under the direct financing lease at September 30, 2020 were as follows: $0.6 million for the remainder of 2020, $2.3 million for 2021 and $0.1 million for 2022.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2020
Asset Held for Sale
As of September 30, 2020, the Company determined that one skilled nursing/transitional care facility with a net book value of $8.9 million met the criteria to be classified as an asset held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. Subsequent to September 30, 2020, the Company completed the sale of the facility for a gross sales price of $9.0 million.
Impairment of Real Estate
During the nine months ended September 30, 2020, the Company recognized a $3.2 million real estate impairment related to three senior housing communities and one skilled nursing/transitional care facility.
Dispositions
During the nine months ended September 30, 2020, the Company completed the sale of seven skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $41.1 million. The net carrying value of the assets and liabilities of these facilities was $38.3 million, which resulted in an aggregate $2.8 million net gain on sale.
During the nine months ended September 30, 2020, the Company recognized $3.9 million of net income, which includes the $2.8 million net gain on sale, and during the nine months ended September 30, 2019, recognized $11.0 million of net loss, which includes $12.8 million of real estate impairment, in each case from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

2019
Impairment of Real Estate
During the nine months ended September 30, 2019, the Company recognized a $119.1 million real estate impairment, of which $95.2 million related to the 30 Senior Care Centers facilities that the Company sold and one additional Senior Care Centers facility that the Company transitioned to another operator, and the remaining $23.9 million related to five additional skilled nursing/transitional care facilities that were subsequently sold and four senior housing communities.
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
During the nine months ended September 30, 2019, the Company recognized $65.1 million of net loss, which includes the $1.2 million net gain on sale and $69.1 million of real estate impairment, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2020 and December 31, 2019, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						September 30, 2020
Investment	Quantity as of September 30, 2020	Property Type	Principal Balance as of September 30, 2020 (1)	Book Value as of September 30, 2020	Book Value as of December 31, 2019	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of September 30, 2020
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	3,343	3,353	2,487	8.0%	7.8%	09/30/22
Other	17	Multiple	43,973	40,010	42,147	6.8%	6.9%	03/01/21- 08/31/28
	19		66,316	62,363	63,634	7.8%	7.9%
Allowance for loan losses			—	(1,287)	(564)
			$66,316	$61,076	$63,070
Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	42,533	42,744	44,304	11.3%	11.3%	N/A
Total	25		$108,849	$103,820	$107,374	9.2%	9.3%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of September 30, 2020 and December 31, 2019, the Company had four loans receivable investments, with an aggregate principal balance of $2.2 million and $2.3 million, respectively, that were considered to have deteriorated credit quality. As of September 30, 2020 and December 31, 2019, the book value of the outstanding loans with deteriorated credit quality was $0.6 million and $0.8 million, respectively.
The following table presents changes in the accretable yield for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accretable yield, beginning of period	$24	$112	$39	$449
Accretion recognized in earnings	(7)	(53)	(22)	(357)
Reduction due to payoff	—	—	—	(33)
Accretable yield, end of period	$17	$59	$17	$59
During the three months ended September 30, 2020, the Company decreased its allowance for loan losses by $0.1 million, and during the nine months ended September 30, 2020, the Company increased its allowance for loan losses by $0.7 million.
As of September 30, 2020, the Company had a $1.3 million allowance for loan losses. As of September 30, 2020, two loans receivable investments with no book value were on nonaccrual status. As of September 30, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
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
During the three months ended September 30, 2019, the Company recorded no provision for specific loan losses, and during the nine months ended September 30, 2019, the Company recorded a $1.2 million provision for specific loan losses. During the three and nine months ended September 30, 2019, the Company increased its portfolio-based loss reserve by $0.1 million and $0.2 million, respectively.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2020 (1)	Principal Balance as of December 31, 2019 (1)	Weighted Average Interest Rate at September 30, 2020 (2)	Maturity Date
Fixed Rate	$80,124	$114,777	3.68%	December 2021 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $1.1 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively.
(2)     Weighted average interest rate includes private mortgage insurance.

On April 1, 2020, the Company sold two facilities that secured an aggregate $14.2 million of debt, which was assumed by the buyer of the facilities. On August 1, 2020, the Company sold one facility that secured $17.6 million of debt, which was assumed by the buyer of the facility.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2020 (1)	December 31, 2019 (1)
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	$300,000	$300,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
		$1,250,000	$1,250,000
(1)    Principal balance does not include premium, net of $6.7 million and deferred financing costs, net of $8.4 million as of September 30, 2020 and does not include premium, net of $7.6 million and deferred financing costs, net of $8.8 million as of December 31, 2019.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes and 2029 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2020, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of September 30, 2020, there was $56.0 million outstanding under the Revolving Credit Facility and $944.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of September 30, 2020, the interest rate on the Revolving Credit Facility was 1.25%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
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
The Company has interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under its U.S. dollar Term Loans at a weighted average rate of 1.24% and an interest rate swap that fixes the CDOR portion of the interest rate for $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 0.93%. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of September 30, 2020, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $24.9 million and $75.9 million during the three and nine months ended September 30, 2020, respectively, and $29.3 million and $99.2 million during the three and nine months ended September 30, 2019, respectively. Interest expense includes non-cash interest expense of $2.1 million and $6.5 million for the three and nine months ended September 30, 2020, respectively, and $2.5 million and $7.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had $18.1 million and $16.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2020 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
October 1 through December 31, 2020	$655	$—	$—	$—	$655
2021	17,689	—	—	—	17,689
2022	2,412	—	105,000	—	107,412
2023	2,478	56,000	350,000	—	408,478
2024	2,545	—	593,538	300,000	896,083
Thereafter	54,345	—	—	950,000	1,004,345
Total Debt	80,124	56,000	1,048,538	1,250,000	2,434,662
Premium, net	—	—	—	6,740	6,740
Deferred financing costs, net	(1,149)	—	(8,853)	(8,416)	(18,418)
Total Debt, Net	$78,975	$56,000	$1,039,685	$1,248,324	$2,422,984
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of September 30, 2020, approximately $12.5 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,340,000	$1,490,000
Denominated in Canadian Dollars (2)	$250,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$53,239	$54,489
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$3,061	$1,811
(1) Balance includes swaps with an aggregate notional value of $400.0 million, which accretes to $600.0 million in January 2023, and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021. The forward starting interest rate swaps and forward starting interest rate collar have an aggregate notional amount of $245.0 million. Balance as of September 30, 2020 also includes six forward starting interest rate swaps with an effective date of May 2024 and an aggregate notional amount of $250.0 million.
(2)    Balance as of September 30, 2020 includes two forward starting interest rate swaps with an effective date of January 2021 and an aggregate notional amount of CAD $125.0 million.

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2020 and December 31, 2019 (dollars in thousands):

		Count as of September 30, 2020	Fair Value		Maturity Dates
Type	Designation		September 30, 2020	December 31, 2019		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	—	$—	$4,239	N/A	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	6	3,840	—	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	4,633	3,238	2025	Accounts receivable, prepaid expenses and other assets, net
			$8,473	$7,477
Liabilities:
Interest rate swaps	Cash flow	11	$28,494	$—	2021- 2024	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	4	10,742	494	2024	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	1	902	132	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	93,538	96,025	2024	Term loans, net
			$133,676	$96,651
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Income Statement Location
Cash Flow Hedges:
Interest rate products	$3,836	$(8,196)	$(42,826)	$(27,933)	Interest expense
Net Investment Hedges:
Foreign currency products	(1,044)	1,273	1,544	(3)	N/A
CAD term loan	(1,913)	1,088	2,488	(2,700)	N/A
	$879	$(5,835)	$(38,794)	$(30,636)

	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Income Statement Location
Cash Flow Hedges:
Interest rate products	$(2,985)	$1,173	$(5,148)	$4,781	Interest expense
During the three and nine months ended September 30, 2020 and 2019, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2020, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.3 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2020, the Company recorded $0.1 million of other expense and $13,000 of other income, respectively, related to this portion of the derivative not designated as a hedging instrument. During the three and nine months ended September 30, 2019, the Company recorded $38,000 and $31,000, respectively, of other income related to a portion of a cross currency interest rate swap not designated as a hedging instrument.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$8,473	$—	$8,473	$(7,405)	$—	$1,068
Offsetting Liabilities:
Derivatives	$40,138	$—	$40,138	$(7,405)	$—	$32,733

	As of December 31, 2019
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,477	$—	$7,477	$(544)	$—	$6,933
Offsetting Liabilities:
Derivatives	$626	$—	$626	$(544)	$—	$82
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $34.3 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $32.7 million.

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
Loans receivable: These instruments are presented on the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 16% with a weighted average rate of 12% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
Preferred equity investments: These instruments are presented on the accompanying condensed consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investments, the underlying collateral value and other credit enhancements. The Company utilized discount rates ranging from 10% to 15% with a weighted average rate of 11% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
Secured indebtedness: These instruments are presented on the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Company utilized rates ranging from 2% to 3% with a weighted average rate of 3% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2020			December 31, 2019
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$66,316	$61,076	$56,956	$67,527	$63,070	$59,832
Preferred equity investments	42,533	42,744	43,039	43,893	44,304	44,493
Financial liabilities:
Senior Notes	1,250,000	1,248,324	1,311,354	1,250,000	1,248,773	1,328,714
Secured indebtedness	80,124	78,975	79,249	114,777	113,070	105,510
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.

The Company determined the fair value of financial instruments as of September 30, 2020 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$56,956	$—	$—	$56,956
Preferred equity investments	43,039	—	—	43,039
Financial liabilities:
Senior Notes	1,311,354	—	1,311,354	—
Secured indebtedness	79,249	—	—	79,249
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at the applicable dates and requires a significant amount of judgment. Transaction volume for certain of the Company’s financial instruments remains relatively low, which has made the estimation of fair values difficult. Therefore, both the actual results and the Company’s estimate of fair value at a future date could be materially different.

Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2020, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Forward starting interest rate swaps	$3,840	$—	$3,840	$—
Cross currency interest rate swaps	4,633	—	4,633	—
Financial liabilities:
Interest rate swaps	28,494	—	28,494	—
Forward starting interest rate swaps	10,742	—	10,742	—
Forward starting interest rate collars	902	—	902	—

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
During the three months ended September 30, 2020, the Company sold 1.4 million shares under the ATM Program at an average price of $15.70 per share, generating gross proceeds of $21.4 million, before $0.3 million of commissions. During the nine months ended September 30, 2020, the Company sold 1.6 million shares under the ATM Program at an average price of
$16.26 per share, generating gross proceeds of $25.3 million, before $0.4 million of commissions. As of September 30, 2020, the Company has not utilized the forward feature of the ATM Program and had $314.7 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2020:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 4, 2020	February 14, 2020	$0.45	February 28, 2020
May 6, 2020	May 18, 2020	$0.30	May 29, 2020
August 5, 2020	August 17, 2020	$0.30	August 31, 2020
During the nine months ended September 30, 2020, the Company issued 164,224 shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to employees as a result of restricted stock unit vestings, the employees’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2020 and 2019, the Company incurred $0.9 million and $1.3 million, respectively, in tax withholding obligations on behalf of its employees that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation loss	$(702)	$(1,516)
Unrealized loss on cash flow hedges	(48,468)	(10,872)
Total accumulated other comprehensive loss	$(49,170)	$(12,388)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income attributable to common stockholders	$36,460	$23,282	$101,300	$29,255
Denominator
Basic weighted average common shares and common equivalents	205,791,699	190,650,400	205,592,806	183,578,254
Dilutive restricted stock units	935,468	1,301,989	849,868	1,120,157
Diluted weighted average common shares	206,727,167	191,952,389	206,442,674	184,698,411
Net income attributable to common stockholders, per:
Basic common share	$0.18	$0.12	$0.49	$0.16
Diluted common share	$0.18	$0.12	$0.49	$0.16
During the three and nine months ended September 30, 2020, approximately 99,700 and 113,300 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended September 30, 2019, no restricted stock units were considered anti-dilutive, and during the nine months ended September 30, 2019, approximately 430 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2020, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On November 5, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 30, 2020 to common stockholders of record as of the close of business on November 16, 2020.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Critical Accounting Policies
•Recently Issued Accounting Standards Update
•Results of Operations
•Liquidity and Capital Resources
•Concentration of Credit Risk
•Skilled Nursing Facility Reimbursement Rates
•Obligations and Commitments
•Off-Balance Sheet Arrangements
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
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency with respect to COVID-19. In the intervening months, COVID-19 has spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures may remain in place for a significant amount of time. The COVID-19 pandemic and measures to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which has negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility operators has been partially mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. Prior to September 1, 2020, few of these programs were available to our senior housing operators; as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our eligible assisted living facility operators. As of September 30, 2020, our tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio and in our 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”), which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our Senior Housing - Managed portfolio and the Enlivant Joint Venture. During each of the three and nine months ended September 30, 2020, we recognized government grants under the CARES Act of $4.2 million. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. Prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio and the Enlivant Joint Venture could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
Our financial results as of and for the three and nine months ended September 30, 2020 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.
Acquisitions
During the nine months ended September 30, 2020, we acquired three Senior Housing - Leased communities and one Senior Housing - Managed community for an aggregate $113.7 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the nine months ended September 30, 2020, we completed the sale of seven skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $41.1 million. The net carrying value of the assets and liabilities of these facilities was $38.3 million, which resulted in an aggregate $2.8 million net gain on sale.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of September 30, 2020, our investment portfolio included 425 real estate properties held for investment, one asset held for sale, one investment in a direct financing lease, 19 investments in loans receivable, six preferred equity investments and one investment in an unconsolidated joint venture. As of September 30, 2019, our investment portfolio included 434 real estate properties held for investment, one investment in a direct financing lease, 20 investments in loans receivable, nine preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended September 30, 2020 versus the three months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2020	2019
Revenues:
Rental and related revenues	$100,612	$110,104	$(9,492)	(9)%	$1,717	$(11,209)
Interest and other income	3,299	3,325	(26)	(1)%	(283)	257
Resident fees and services	39,341	36,405	2,936	8%	2,429	507
Expenses:
Depreciation and amortization	44,209	43,092	1,117	3%	854	263
Interest	24,904	29,255	(4,351)	(15)%	(220)	(4,131)
Triple-net portfolio operating expenses	5,249	5,611	(362)	(6)%	66	(428)
Senior housing - managed portfolio operating expenses	27,745	23,979	3,766	16%	1,764	2,002
General and administrative	7,216	8,709	(1,493)	(17)%	—	(1,493)
(Recovery of) provision for loan losses and other reserves	(90)	57	(147)	(258)%	—	(147)
Impairment of real estate	3,154	13,966	(10,812)	(77)%	(3,131)	(7,681)
Other income (expense):
Loss on extinguishment of debt	(139)	(644)	505	(78)%	(139)	644
Other income	115	215	(100)	(47)%	—	(100)
Net gain (loss) on sales of real estate	2,715	(19)	2,734	NM	2,734	—
Income (loss) from unconsolidated joint venture	2,766	(605)	3,371	(557)%	7,538	(4,167)
Income tax benefit (expense)	138	(826)	964	(117)%	—	964
(1)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of investments/dispositions made after July 1, 2019.
(2)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 that is not a direct result of investments/dispositions made after July 1, 2019.
Rental and Related Revenues
During the three months ended September 30, 2020, we recognized $100.6 million of rental income compared to $110.1 million for the three months ended September 30, 2019. The $9.5 million net decrease in rental income is primarily related to (i) a $12.1 million net decrease related to leases that we concluded should no longer be accounted for on an accrual basis and (ii) a $1.0 million decrease from properties disposed of after July 1, 2019. The $12.1 million net decrease consists of a $13.1 million decrease in non-cash rental revenues, which includes $14.3 million in write-offs related to Signature Healthcare and Genesis Healthcare, Inc., whose leases are no longer accounted for on an accrual basis as a result of the going concern issues for these tenants, partially offset by a $1.0 million increase in earned cash rents. These decreases are partially offset by (i) a $2.7 million increase from properties acquired after July 1, 2019 and (ii) a $1.0 million increase related to property tax recoveries.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2020 and 2019.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During each of the three months ended September 30, 2020 and 2019, we recognized $3.3 million of interest and other income. During the three months ended September 30, 2020, we recognized $0.3 million of lease termination income related to the transition of a specialty hospital to a new operator. In addition, we recognized a $0.7 million decrease in income from investments that were repaid after July 1, 2019, partially offset by a $0.4 million increase in income from investments made after July 1, 2019.
Resident Fees and Services
During the three months ended September 30, 2020, we recognized $39.3 million of resident fees and services compared to $36.4 million for the three months ended September 30, 2019. The $2.9 million net increase is primarily related to (i) a $2.4 million increase from two Senior Housing - Managed communities acquired after July 1, 2019 and (ii) a $1.1 million increase from one Senior Housing - Leased community that was transitioned to a Senior Housing - Managed community in November 2019, partially offset by a $0.6 million decrease from Senior Housing - Managed communities acquired before July 1, 2019 primarily due to decreases in occupancy. Included in resident fees and services is $1.2 million of government grant income recognized under the CARES Act during the three months ended September 30, 2020.
Depreciation and Amortization
During the three months ended September 30, 2020, we incurred $44.2 million of depreciation and amortization expense compared to $43.1 million for the three months ended September 30, 2019. The $1.1 million net increase is primarily due to a $1.6 million increase from properties acquired after July 1, 2019, partially offset by a $0.7 million decrease from properties disposed of after July 1, 2019.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2020, we incurred $24.9 million of interest expense compared to $29.3 million for the three months ended September 30, 2019. The $4.4 million net decrease is primarily related to (i) a $2.8 million decrease in interest expense related to the redemption of the 5.375% senior unsecured notes due 2023 (the “2023 Notes”) in October 2019, (ii) a $2.1 million decrease in interest expense related to the partial pay down of the U.S. dollar term loans and decrease in interest rates, (iii) a $2.1 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility (as defined below) and decrease in interest rates and (iv) a $0.6 million decrease in non-cash interest expense related to our interest rate hedges, which decreases were partially offset by a $3.6 million increase in interest expense related to the issuance of the 2029 Notes (as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended September 30, 2020, we recognized $5.2 million of triple-net portfolio operating expenses compared to $5.6 million for the three months ended September 30, 2019. The $0.4 million net decrease is primarily related to property taxes paid during the three months ended September 30, 2019 on facilities that were transitioned to new operators who are now paying the property taxes directly.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended September 30, 2020, we recognized $27.7 million of Senior Housing - Managed portfolio operating expenses compared to $24.0 million for the three months ended September 30, 2019. The $3.8 million net increase is primarily due to (i) a $1.8 million increase from two Senior Housing - Managed communities acquired after July 1, 2019 and (ii) a $1.0 million increase from one Senior Housing - Leased community that was transitioned to Senior Housing - Managed communities in November 2019. The remaining increase is primarily due to increased supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended September 30, 2020, general and administrative expenses were $7.2 million compared to $8.7 million during the three months ended September 30, 2019. The $1.5 million net decrease is primarily related to a $2.3 million decrease in stock-based compensation expense, offset by a $0.9 million increase in employee compensation as a result of increased staffing and employees electing to receive their annual bonus opportunity in cash. The decrease in stock-based compensation expense, from $3.3 million during the three months ended September 30, 2019 to $0.9 million during the three months ended September 30, 2020, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation and employees electing to receive their annual bonus opportunity in cash. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.

(Recovery of) Provision for Loan Losses and Other Reserves
During the three months ended September 30, 2020, we recognized a $0.1 million recovery of loan losses and other reserves, primarily associated with loan loss reserves. During the three months ended September 30, 2019, we recognized a $0.1 million provision for loan losses and other reserves, all of which was associated with loan loss reserves.
Impairment of Real Estate
During the three months ended September 30, 2020, we recognized $3.2 million of impairment of real estate related to three senior housing communities and one skilled nursing/transitional care facility. During the three months ended September 30, 2019, we recognized $14.0 million of impairment of real estate related to three skilled nursing/transitional care facilities that were subsequently sold and four senior housing communities.
Loss on Extinguishment of Debt
During the three months ended September 30, 2020, we recognized a $0.1 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the assumption of a mortgage note by the buyer of the facility that secured the mortgage note. During the three months ended September 30, 2019, we recognized a $0.6 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs in connection with entering into the Credit Agreement (as defined below).
Other Income
During the three months ended September 30, 2020 and September 30, 2019, we recognized $0.1 million and $0.2 million, respectively, of other income primarily related to settlement payments received related to a legacy Care Capital Properties, Inc. (“CCP”) investment.
Net Gain (Loss) on Sales of Real Estate
During the three months ended September 30, 2020, we recognized an aggregate net gain on the sales of real estate of $2.7 million related to the disposition of a skilled nursing/transitional care facility. During the three months ended September 30, 2019, we recognized $19,000 of selling expenses related to previously completed sales.
Income (Loss) from Unconsolidated Joint Venture
During the three months ended September 30, 2020, we recognized $2.8 million of income from our unconsolidated joint venture compared to $0.6 million of loss for the three months ended September 30, 2019. The $3.4 million net increase is primarily related to (i) a $3.1 million net adjustment to our basis difference in the joint venture as a result of the completion of the joint venture’s strategic program to dispose of 14 senior housing communities and depreciation adjustments, partially offset by a $0.5 million loss on the sale of the final senior housing community in the joint venture’s strategic disposition program during the three months ended September 30, 2020, (ii) $3.0 million of government grant income recognized under the CARES Act and (iii) a $2.0 million decrease in interest expense primarily due to a decrease in interest rates, partially offset by (i) a $2.5 million increase in operating expenses from the facilities owned by the joint venture as of September 30, 2020 due to increased supplies and labor needs related to the COVID-19 pandemic and increased insurance expense and (ii) a $1.7 million decrease in revenue from the facilities owned by the joint venture as of September 30, 2020 primarily due to decreased occupancy.
Income Tax Benefit (Expense)
During the three months ended September 30, 2020, we recognized $0.1 million of income tax benefit compared to $0.8 million of income tax expense for the three months ended September 30, 2019. The decrease is primarily due to lower taxable income from Senior Housing - Managed communities.

Comparison of results of operations for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2020	2019
Revenues:
Rental and related revenues	$319,851	$339,291	$(19,440)	(6)%	$(7)	$(19,433)
Interest and other income	8,756	77,145	(68,389)	(89)%	(1,794)	(66,595)
Resident fees and services	117,908	89,537	28,371	32%	7,095	21,276
Expenses:
Depreciation and amortization	132,579	137,517	(4,938)	(4)%	218	(5,156)
Interest	75,900	99,181	(23,281)	(23)%	(375)	(22,906)
Triple-net portfolio operating expenses	15,481	17,140	(1,659)	(10)%	(1,225)	(434)
Senior housing - managed portfolio operating expenses	82,976	60,258	22,718	38%	5,100	17,618
General and administrative	24,650	24,952	(302)	(1)%	—	(302)
Provision for loan losses and other reserves	706	1,457	(751)	(52)%	—	(751)
Impairment of real estate	3,154	119,102	(115,948)	(97)%	(102,238)	(13,710)
Other income (expense):
Loss on extinguishment of debt	(531)	(10,763)	10,232	(95)%	(531)	10,763
Other income	2,308	385	1,923	499%	—	1,923
Net gain on sales of real estate	2,828	1,216	1,612	133%	1,612	—
Loss from unconsolidated joint venture	(13,037)	(5,635)	(7,402)	131%	(1,580)	(5,822)
Income tax expense	(1,337)	(2,292)	955	(42)%	—	955
(1)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of investments/dispositions made after January 1, 2019.
(2)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 that is not a direct result of investments/dispositions made after January 1, 2019.
Rental and Related Revenues
During the nine months ended September 30, 2020, we recognized $319.9 million of rental income compared to $339.3 million for the nine months ended September 30, 2019. The $19.4 million net decrease in rental income is primarily related to (i) a $14.1 million decrease related to leases that we concluded should no longer be accounted for on an accrual basis, (ii) a $10.1 million decrease from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and November 2019, respectively, and (iii) a $7.4 million decrease from properties disposed of after January 1, 2019. The $14.1 million decrease consists of a $13.7 million decrease in non-cash rental revenues, which includes $14.3 million in write-offs related to Signature Healthcare and Genesis Healthcare, Inc., whose leases are no longer accounted for on an accrual basis as a result of the going concern issues for these tenants, and a $0.4 million decrease in earned cash rents. These amounts were partially offset by (i) a $7.4 million increase from properties acquired after January 1, 2019 and (ii) a $2.7 million increase related to property tax recoveries.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2020 and 2019.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the direct financing lease. During the nine months ended

September 30, 2020, we recognized $8.8 million of interest and other income compared to $77.1 million for the nine months ended September 30, 2019. The net decrease of $68.4 million is primarily due to (i) $66.9 million of income related to the transition of the 21 Holiday communities to our Senior Housing - Managed portfolio in April 2019, consisting of a $57.2 million lease termination payment and a $9.7 million gain related to the assumption of fixed assets net of liabilities, and (ii) a $2.4 million decrease in income from investments that were repaid after January 1, 2019, partially offset by a $0.6 million increase in income from investments made after January 1, 2019.
Resident Fees and Services
During the nine months ended September 30, 2020, we recognized $117.9 million of resident fees and services compared to $89.5 million for the nine months ended September 30, 2019. The $28.4 million net increase is primarily related to (i) a $20.6 million increase from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and November 2019, respectively, and (ii) a $7.1 million increase from two Senior Housing - Managed communities acquired after January 1, 2019. Included in resident fees and services is $1.2 million of government grant income recognized under the CARES Act during the nine months ended September 30, 2020.
Depreciation and Amortization
During the nine months ended September 30, 2020, we incurred $132.6 million of depreciation and amortization expense compared to $137.5 million for the nine months ended September 30, 2019. The $4.9 million net decrease is primarily due to (i) a $5.7 million decrease due to the acceleration of lease intangible amortization related to the transition of the 21 Holiday communities to Senior Housing - Managed communities in April 2019 and (ii) a $4.3 million decrease from properties disposed of after January 1, 2019, partially offset by a $4.6 million increase from properties acquired after January 1, 2019.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2020, we incurred $75.9 million of interest expense compared to $99.2 million for the nine months ended September 30, 2019. The $23.3 million net decrease is primarily related to (i) an aggregate $23.1 million decrease in interest expense related to the redemptions of the 5.5% senior unsecured notes due 2021 (the “2021 Notes”) in June 2019 and the 2023 Notes in October 2019, (ii) a $9.1 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility and decrease in interest rates, (iii) a $6.5 million decrease in interest expense related to the partial pay down of the U.S. dollar term loans and decrease in interest rates and (iv) a $1.3 million decrease in non-cash interest expense related to our interest rate hedges, which decreases were partially offset by an aggregate $17.2 million increase in interest expense related to the issuances of the 2024 Notes (as defined below) and 2029 Notes.
Triple-Net Portfolio Operating Expenses
During the nine months ended September 30, 2020, we recognized $15.5 million of triple-net portfolio operating expenses compared to $17.1 million for the nine months ended September 30, 2019. The $1.7 million net decrease is primarily related to a $1.2 million decrease related to properties disposed of after January 1, 2019 and the remaining decrease is primarily related to property taxes paid during the nine months ended September 30, 2020 on facilities that were transitioned to new operators who are now paying the property taxes directly.
Senior Housing - Managed Portfolio Operating Expenses
During the nine months ended September 30, 2020, we recognized $83.0 million of operating expenses compared to $60.3 million for the nine months ended September 30, 2019. The $22.7 million net increase is primarily due to (i) a $14.8 million increase from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and November 2019, respectively, and (ii) a $5.1 million increase from two Senior Housing - Managed communities acquired after January 1, 2019. The remaining increase is primarily due to increased supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the nine months ended September 30, 2020, general and administrative expenses were $24.7 million compared to $25.0 million during the nine months ended September 30, 2019. The $0.3 million net decrease is primarily related to a $3.2 million decrease in stock-based compensation expense, offset by a $2.7 million increase in employee compensation as a result of increased staffing and employees electing to receive their annual bonus opportunity in cash. The decrease in stock-based compensation expense, from $8.8 million during the nine months ended September 30, 2019 to $5.7 million during the nine months ended September 30, 2020, is primarily due to a change in performance-based vesting assumptions on management’s equity compensation and employees electing to receive their annual bonus opportunity in cash. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Loan Losses and Other Reserves
During the nine months ended September 30, 2020, we recognized a $0.7 million provision for loan losses and other reserves, primarily associated with loan loss reserves. During the nine months ended September 30, 2019, we recognized a $1.5 million provision for loan losses and other reserves, all of which was associated with loan loss reserves.
Impairment of Real Estate
During the nine months ended September 30, 2020, we recognized $3.2 million of impairment of real estate related to three senior housing communities and one skilled nursing/transitional care facility. During the nine months ended September 30, 2019, we recognized $119.1 million of impairment of real estate, consisting of (i) $95.2 million related to the 30 Senior Care Centers facilities that we sold and one additional Senior Care Centers facility that we transitioned to another operator, which amount included $10.2 million related to our estimated contractual indemnification obligations, and (ii) $23.9 million related to five skilled nursing/transitional care facilities that were subsequently sold and four senior housing communities.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2020, we recognized a $0.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of three facilities that secured three mortgage notes. During the nine months ended September 30, 2019, we recognized a $10.8 million loss on extinguishment of debt, consisting of (i) $10.1 million in connection with the redemption of the 2021 Notes, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs and (ii) $0.6 million related to the write-off of unamortized deferred financing costs in connection with entering into the Credit Agreement.
Other Income
During the nine months ended September 30, 2020 and September 30, 2019, we recognized $2.3 million and $0.4 million, respectively, of other income primarily related to settlement payments received related to legacy CCP investments.
Net Gain on Sales of Real Estate
During the nine months ended September 30, 2020, we recognized an aggregate net gain on the sales of real estate of $2.8 million related to the disposition of seven skilled nursing/transitional care facilities. During the nine months ended September 30, 2019, we recognized an aggregate net gain on the sales of real estate of $1.2 million related to the disposition of 31 skilled nursing/transitional care facilities and seven senior housing communities.
Loss from Unconsolidated Joint Venture
During the nine months ended September 30, 2020, we recognized $13.0 million of loss from our unconsolidated joint venture compared to $5.6 million of loss for the nine months ended September 30, 2019. The $7.4 million net increase is primarily related to (i) a $6.3 million increase in operating expenses from the facilities owned by the joint venture as of September 30, 2020 primarily due to increased supplies and labor needs related to the COVID-19 pandemic and increased insurance expense, (ii) a $4.9 million depreciation adjustment related to our basis difference in the joint venture, (iii) a $2.4 million decrease in revenues from the facilities owned by the joint venture as of September 30, 2020 primarily due to decreases in occupancy and (iv) a $1.6 million increase in loss on sale primarily related to the sale of 12 senior housing communities, partially offset by (i) a $4.6 million decrease in interest expense primarily due to a decrease in interest rates and (ii) $3.0 million of government grant income recognized under the CARES Act.
Income Tax Expense
During the nine months ended September 30, 2020, we recognized $1.3 million of income tax expense compared to $2.3 million of income tax expense recognized during the nine months ended September 30, 2019. The decrease is primarily due to lower taxable income from Senior Housing - Managed communities.

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

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2020 and 2019, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$36,460	$23,282	$101,300	$29,255
Depreciation and amortization of real estate assets	44,209	43,092	132,579	137,517
Depreciation and amortization of real estate assets related to noncontrolling interest	—	(14)	—	(93)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	10,391	5,439	21,525	16,102
Net (gain) loss on sales of real estate	(2,715)	19	(2,828)	(1,216)
Net (gain) loss on sales of real estate related to unconsolidated joint venture	(7,537)	—	3,271	1,690
Impairment of real estate	3,154	13,966	3,154	119,102

FFO attributable to common stockholders	83,962	85,784	259,001	302,357

Merger and acquisition costs	5	130	433	192
Stock-based compensation expense	916	3,259	5,651	8,829
Non-cash rental and related revenues	7,907	(4,958)	1,340	(12,965)
Non-cash interest income	(608)	(555)	(1,743)	(1,680)
Non-cash interest expense	2,069	2,523	6,527	7,846
Non-cash portion of loss on extinguishment of debt	139	642	531	3,866
Provision for loan losses and other reserves	(90)	57	706	1,457
Non-cash lease termination income	—	—	—	(9,725)
Other non-cash adjustments related to unconsolidated joint venture	394	777	1,337	2,923
Other non-cash adjustments	110	(3)	137	95

AFFO attributable to common stockholders	$94,804	$87,656	$273,920	$303,195

FFO attributable to common stockholders per diluted common share	$0.41	$0.45	$1.25	$1.64

AFFO attributable to common stockholders per diluted common share	$0.46	$0.46	$1.32	$1.63

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	206,727,167	191,952,389	206,442,674	184,698,411

AFFO attributable to common stockholders	207,523,386	192,590,320	207,288,178	185,480,674

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable balances / lease intangible write-offs	$14.3	$1.5	$14.3	$1.5	$—	$—	$20.8	$7.4	$20.8	$7.4	$—	$—
Resident fess and services:
CARES Act grant income	1.2	—	1.2	—	1.2	—	1.2	—	1.2	—	1.2	—
Interest and other income:
Lease termination income	0.3	—	0.3	—	0.3	—	0.3	66.9	0.3	66.9	0.3	57.2
Incremental interest expense related to the redemption of the 2021 Notes	—	—	—	—	—	—	—	1.0	—	1.0	—	1.0
Senior housing - managed portfolio operating expenses:
COVID-19 pandemic related expenses	1.2	—	1.2	—	1.2	—	3.2	—	3.2	—	3.2	—
General and administrative expense:
CCP transition expenses	—	0.1	—	0.1	—	0.1	0.1	0.2	0.1	0.2	0.1	0.2
Merger and acquisition costs	—	0.1	—	0.1	—	—	0.4	0.2	0.4	0.2	—	—
(Recovery of) provision for doubtful accounts	(0.1)	0.1	(0.1)	0.1	—	—	0.7	1.5	0.7	1.5	—	—
Loss on extinguishment of debt	0.1	0.6	0.1	0.6	—	—	0.5	10.8	0.5	10.8	—	6.9
Other income	0.1	0.2	0.1	0.2	0.2	0.2	2.3	0.4	2.3	0.4	2.3	0.4
Loss from unconsolidated joint venture:
CARES Act grant income	3.0	—	3.0	—	3.0	—	3.0	—	3.0	—	3.0	—
Deferred income tax benefit (expense)	0.1	(0.6)	0.1	(0.6)	—	—	(0.3)	(1.7)	(0.3)	(1.7)	—	—
COVID-19 pandemic related expenses	1.3	—	1.3	—	1.3	—	4.1	—	4.1	—	4.1	—
Liquidity and Capital Resources
As of September 30, 2020, we had approximately $979.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $35.0 million and available borrowings under our Revolving Credit Facility of $944.0 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
On December 11, 2019, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During the three months ended September 30, 2020, we sold 1.4 million shares under the ATM Program at an average price of $15.70 per share, generating gross proceeds of $21.4 million, before $0.3 million of commissions. During the nine months ended September 30, 2020, we sold 1.6 million shares under the ATM Program at an average price of $16.26 per share, generating gross proceeds of

$25.3 million, before $0.4 million of commissions. As of September 30, 2020, we have not utilized the forward feature of the ATM Program and we had $314.7 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $265.5 million for the nine months ended September 30, 2020. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity and anticipated future changes in our portfolio.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020, net cash used in investing activities was $130.5 million and included $92.9 million used for the acquisition of four facilities, $32.4 million used for additions to real estate, $20.1 million used to provide funding for a preferred equity investment and $1.7 million used to provide additional funding for existing loans receivable, partially offset by $8.8 million in sales proceeds related to the disposition of seven real estate facilities, $3.4 million in repayments of preferred equity investments, $3.1 million in repayments of loans receivable and $1.3 million in distributions in excess of earnings from unconsolidated joint venture.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, net cash used in financing activities was $142.0 million and included $215.7 million of dividends paid to stockholders, $2.4 million of principal repayments on secured debt and $0.8 million of payments of deferred financing costs, partially offset by $21.0 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements. In addition, during the nine months ended September 30, 2020, we borrowed a net amount of $56.0 million on our Revolving Credit Facility.
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

Loan Agreements
2024 Notes. On May 29, 2019, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (together, the “Issuers”) issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of approximately $295.3 million after deducting underwriting discounts and other offering expenses. In connection with the October 2019 redemption of other senior notes of the Issuers, Sabra Capital Corporation’s obligations as a co-issuer were automatically released and discharged.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2020, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
A guarantor will be automatically and unconditionally released from its obligations under the guarantee with respect to the 2024 Notes in the event of:
•Any sale of the subsidiary guarantor or of all or substantially all of its assets;
•A merger or consolidation of the subsidiary guarantor with the Operating Partnership or Sabra, provided that the surviving entity remains a guarantor;
•The requirements for legal defeasance or covenant defeasance or to discharge the indentures governing the 2024 Notes have been satisfied;
•A liquidation or dissolution, to the extent permitted under the indenture governing the 2024 Notes, of the subsidiary guarantor;
•The release or discharge of the guaranty that resulted in the creation of the subsidiary guaranty, except a discharge or release by or as a result of payment under such guaranty; or
•If the subsidiary guarantor is not a guarantor or is not otherwise liable in respect of any obligations under any credit facility (as defined in the indenture governing the 2024 Notes) of us or any of our subsidiaries.
We will be automatically and unconditionally released from our obligations under the guarantee with respect to the 2026 Notes in the event of:
•A liquidation or dissolution, to the extent permitted under the indenture governing the 2026 Notes;
•A merger or consolidation, provided that the surviving entity remains a guarantor; or
•The requirements for legal defeasance or covenant defeasance or to discharge the indenture governing the 2026 Notes have been satisfied.
Pursuant to amendments to Regulation S-X, the following aggregate summarized financial information is provided for Sabra, the Operating Partnership and Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes). This aggregate summarized financial information has been prepared from the books and records maintained by us, the Operating Partnership and Sabra Health Care, L.L.C. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership and Sabra Health Care, L.L.C. operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of September 30, 2020 and December 31, 2019 and aggregate summarized statement of loss information for the nine months ended September 30, 2020 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Total assets	$49,462	$52,597
Total liabilities	2,336,531	2,241,501

	Nine Months Ended September 30, 2020
Total revenues	342
Total expenses	88,917
Net loss	(88,963)
Net loss attributable to common stockholders	(88,963)
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of September 30, 2020, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
As of September 30, 2020 and December 31, 2019, 13 and 16 of our properties held for investment were subject to secured indebtedness to third parties, respectively. As of September 30, 2020 and December 31, 2019, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2020 (1)	Principal Balance as of December 31, 2019 (1)	Weighted Average Interest Rate at September 30, 2020 (2)	Maturity Date
Fixed Rate	$80,124	$114,777	3.68%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively.
(2)    Weighted average interest rate includes private mortgage insurance.

Capital Expenditures
We had $32.4 million and $16.0 million of capital expenditures for the nine months ended September 30, 2020 and 2019, respectively. There are no present plans for the improvement or development of any unimproved or undeveloped property; however, from time to time we may agree to fund improvements our tenants make at our facilities. Accordingly, we anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will not exceed $64 million, of which $31 million will directly result in incremental rental income.
Dividends
We paid dividends of $215.7 million on our common stock during the nine months ended September 30, 2020. On November 5, 2020, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 30, 2020 to common stockholders of record as of November 16, 2020.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 425 real estate properties held for investment as of September 30, 2020 is diversified by location across the United States and Canada.
For the three and nine months ended September 30, 2020, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the nine months ended September 30, 2020 (excluding one-time lease termination income of $0.3 million), 53.1% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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

On July 31, 2020, CMS released final fiscal year 2021 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.2% over fiscal year 2020 payments (comprised of a market basket increase of 2.2% and no productivity adjustment). The new payment rates became effective on October 1, 2020.
In response to the COVID-19 pandemic, several federal relief packages were approved that could benefit our tenants, especially our tenants that operate skilled nursing/transitional care facilities.
On March 18, 2020, President Trump signed into law the Families First Coronavirus Response Act (“Families First Act”). Under the Families First Act, a temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”) was approved retroactive to January 1, 2020, and several states have directed FMAP funds to skilled nursing/transitional care facilities.
On March 27, 2020, President Trump signed into law The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for a $175 billion fund for eligible health care providers, which includes skilled nursing/transitional care operators, and as of September 1, 2020 also includes assisted living facility operators. The CARES Act also includes a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020, a deferral of the employer’s Social Security remittances through December 31, 2020, and the establishment of the Paycheck Protection Program, a Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable.
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
The Department of Health and Human Services (“HHS”) extended the COVID-19 Public Health Emergency for another 90 days, effective October 23, 2020, which allows HHS to continue providing temporary regulatory waivers and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. The extension of the COVID-19 Public Health Emergency also extends the Federal Medical Assistance Percentages funding increase through March 31, 2021.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of September 30, 2020 (in thousands):

		October 1 through December 31, 2020		Year Ending December 31,
	Total		2021	2022	2023	2024	After 2024
Secured indebtedness (1)	$105,872	$1,280	$20,062	$4,161	$4,161	$4,161	$72,047
Revolving Credit Facility (2)	65,543	818	3,243	3,243	58,239	—	—
Term Loans (3)	1,136,413	6,292	26,177	130,370	370,390	603,184	—
Senior Notes (4)	1,635,885	16,715	59,055	59,055	59,055	359,055	1,082,950
Operating leases	2,561	108	445	467	507	529	505
Total	$2,946,274	$25,213	$108,982	$197,296	$492,352	$966,929	$1,155,502
(1)Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $25.7 million, which is attributable to fixed rate debt.
(2)Revolving Credit Facility includes interest payments and payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $9.5 million.
(3)Term Loans includes interest payments through the applicable maturity dates totaling $87.9 million, which reflects the impact of interest rate swaps.
(4)Senior Notes includes interest payments through the applicable maturity dates totaling $385.9 million.
In addition to the above, as of September 30, 2020, we have committed to provide up to $2.2 million of future funding related to four loans receivable investments with maturity dates ranging from March 2021 to December 2022.
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
Interest rate risk. As of September 30, 2020, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $80.1 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own, $1.0 billion in Term Loans and $56.0 million outstanding under the Revolving Credit Facility. As of September 30, 2020, we had $1.1 billion of outstanding variable rate indebtedness and $944.0 million available for borrowing under our Revolving Credit Facility. Additionally, as of September 30, 2020, our share of unconsolidated joint venture debt was $376.0 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of September 30, 2020, we had interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.24% and an interest rate swap that fixes the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at a rate of 0.93%. As of September 30, 2020, our share of unconsolidated joint venture debt included $368.4 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.89%.
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
As of September 30, 2020, the index underlying our variable rate debt and our share of unconsolidated joint venture debt was below 100 basis points. Assuming a 100 basis point increase in the index or a reduction of this index to zero, and after giving effect to the impact of interest rate derivative instruments, net income would decrease by $5.4 million or increase by $0.8 million, respectively, for the twelve months following September 30, 2020.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $145.7 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2020, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2020, our cash flows would have decreased or increased, as applicable, by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

22.1
List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 22.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 5, 2020).

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

SABRA HEALTH CARE REIT, INC.

Date: November 5, 2020	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)