Form 10-K
period 2020-12-31
Sabra Health Care REIT, Inc.
filed 2021-02-22
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.9 billion
As of February 17, 2021, there were 210,719,844 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020, are incorporated by reference in Part III herein.

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
•risks associated with our investment in the Enlivant Joint Venture;
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
•the significant amount of and our ability to service our indebtedness;
•covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;
•increases in market interest rates;
•the phasing out of the London Interbank Offered Rate (“LIBOR”) benchmark beginning after 2021;
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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”) and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments; and a 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”).
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
We commenced operations on November 15, 2010, and we elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT.
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities and select behavioral, acute care and other hospitals. The primary growth drivers of these industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2017 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 3.7% between 2016 and 2025. Further, life expectancy is expected to increase to 81.7 years in 2030 from 79.7 years in 2017. In addition, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2019, only 10.3% of nursing home and senior housing properties were owned by publicly traded REITs. The highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2019-2028 published by the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $175 billion in 2019 to approximately $266 billion in 2028, representing a compounded annual growth rate of 4.8%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2019-2028, hospital care expenditures are projected to grow from approximately $1.3 trillion in 2019 to approximately $2.1 trillion in 2028, representing a compounded annual growth rate of 5.8%. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
While the factors described above indicate projected growth for our industry, the COVID-19 pandemic has negatively impacted operators and generally resulted in decreased occupancy. It is difficult to predict the duration of the ongoing pandemic and its effects on the industry.
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
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, mental health and acute care. As of December 31, 2020, our investment portfolio consisted of 426 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, six preferred equity investments and our 49% equity interest in the Enlivant Joint Venture. Of our 426 properties held for investment as of December 31, 2020, we owned fee title to 420 properties and title under ground leases for six properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2020:
•Skilled Nursing/Transitional Care Facilities
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
•Senior Housing Communities

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
Assisted living communities. Assisted living communities provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. Assisted living communities typically are comprised of studios and one- and two-bedroom suites equipped with private bathrooms and efficiency kitchens.
Memory care communities. Memory care communities offer specialized options, services and clinical programs for individuals with Alzheimer’s disease and other forms of dementia. Purpose-built memory care communities offer a more residential environment than offered in a secured unit of a nursing facility. These communities offer dedicated care and specialized programming from specially trained staff for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living communities. Residents require a higher level of care, a secure environment, customized therapeutic recreation programs and more assistance with activities of daily living than in assisted living communities. Therefore, these communities have staff available 24 hours a day to respond to the unique needs of their residents.
Continuing care retirement communities. Continuing care retirement communities, or CCRCs, provide, as a continuum of care, the services described above for independent living communities, assisted living communities, memory care communities and skilled nursing facilities in an integrated campus.
•Specialty Hospitals and Other Facilities
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

Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2020 (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Consolidated Total	% of Consolidated Total	Unconsolidated JV Senior Housing - Managed	Total	% of Total
Texas	39	9	6	14	68	16.0%	28	96	16.4%
Indiana	14	3	—	1	18	4.2	21	39	6.7
California	24	1	1	4	30	7.0	—	30	5.1
Washington	15	1	1	—	17	4.0	12	29	5.0
Kentucky	24	1	—	2	27	6.3	1	28	4.8
Oregon	15	4	—	—	19	4.5	6	25	4.3
Ohio	5	1	—	—	6	1.4	15	21	3.6
Wisconsin	4	3	3	—	10	2.4	10	20	3.4
Pennsylvania	2	—	5	1	8	1.9	11	19	3.3
Massachusetts	18	—	—	—	18	4.2	—	18	3.1
Other (33 states & Canada)	127	42	31	5	205	48.1	54	259	44.3

Total	287	65	47	27	426	100.0%	158	584	100.0%

% of Consolidated Total	67.4%	15.3%	11.0%	6.3%	100.0%

% of Total	49.1%	11.1%	8.1%	4.6%	72.9%		27.1%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Consolidated Total	% of Consolidated Total	Unconsolidated JV Senior Housing - Managed	Total	% of Total
Texas	96	4,816	577	856	366	6,615	15.7%	1,092	7,707	15.7%
Kentucky	28	2,598	142	—	100	2,840	6.8	55	2,895	5.9
Indiana	39	1,439	432	—	48	1,919	4.6	963	2,882	5.9
California	30	2,058	58	102	340	2,558	6.1	—	2,558	5.2
Washington	29	1,591	52	113	—	1,756	4.2	504	2,260	4.6
Massachusetts	18	2,209	—	—	—	2,209	5.2	—	2,209	4.5
Oregon	25	1,520	377	—	—	1,897	4.5	207	2,104	4.3
North Carolina	15	1,454	—	237	—	1,691	4.0	—	1,691	3.4
New York	10	1,566	—	107	—	1,673	4.0	—	1,673	3.4
Missouri	14	1,075	—	184	—	1,259	3.0	—	1,259	2.6
Other (33 states & Canada)	280	11,435	2,644	3,325	238	17,642	41.9	4,235	21,877	44.5

Total	584	31,761	4,282	4,924	1,092	42,059	100.0%	7,056	49,115	100.0%

% of Consolidated Total		75.5%	10.2%	11.7%	2.6%	100.0%

% of Total		64.7%	8.7%	10.0%	2.2%	85.6%		14.4%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	68	$385,040	$81,305	$182,316	$196,035	$844,696	14.2%
California	30	435,612	18,160	36,479	225,361	715,612	12.0
Oregon	19	261,316	86,860	—	—	348,176	5.9
Maryland	9	325,887	3,250	—	—	329,137	5.5
New York	10	297,573	—	20,014	—	317,587	5.3
Kentucky	27	228,773	23,669	—	39,696	292,138	4.9
Indiana	18	174,581	88,824	—	5,310	268,715	4.5
Washington	17	188,551	10,686	27,752	—	226,989	3.8
Arizona	8	33,822	10,348	38,218	121,757	204,145	3.4
North Carolina	15	123,462	—	68,395	—	191,857	3.2
Other (30 states & Canada) (2)	205	1,189,853	384,532	569,822	82,634	2,226,841	37.3

Total	426	$3,644,470	$707,634	$942,996	$670,793	$5,965,893	100.0%

% of Total		61.1%	11.9%	15.8%	11.2%	100.0%
(1)    Represents the undepreciated book value of our real estate held for investment as of December 31, 2020. Excludes unconsolidated joint venture.
(2)    Investment balance in Canada is based on the exchange rate as of December 31, 2020 of $0.7848 per CAD $1.00.

Loans Receivable and Other Investments
As of December 31, 2020 and 2019, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2020
Investment	Quantity as of December 31, 2020	Property Type	Principal Balance as of December 31, 2020 (1)	Book Value as of December 31, 2020	Book Value as of December 31, 2019	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2020
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	3,343	3,352	2,487	8.0%	7.8%	09/30/22
Other	16	Multiple	42,977	39,005	42,147	6.8%	6.9%	03/01/21- 08/31/28
	18		65,320	61,357	63,634	7.8%	7.9%

Allowance for loan losses			—	(2,458)	(564)
			65,320	58,899	63,070
Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	43,724	43,940	44,304	11.3%	11.3%	N/A
Total	24		$109,044	$102,839	$107,374	9.2%	9.3%
(1)    Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2020, no tenant relationship represented 10% or more of our total revenues.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” in Part II, Item 7 for additional information, including risks and uncertainties, regarding tenant concentration.

Investment Financing Strategy
We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility (as defined below) and proceeds from issuances of common stock (including through our ATM Program, as defined below), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions. We also use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk.
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 426 properties held for investment as of December 31, 2020 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2020. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants and borrowers, which information is provided quarterly in arrears, on an annualized basis as of December 31, 2020, 59.0% of our tenants’, borrowers’ and equity investees’ revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2020, the substantial majority of our real estate properties held for investment (excluding 47 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 16 years, pursuant to which the tenants are responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2020, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We, through our subsidiaries, retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2020, our real estate properties held for investment included 47 Senior Housing - Managed communities operated by seven third-party property managers pursuant to property management agreements. In addition, as of December 31, 2020, the Enlivant Joint Venture owned 158 Senior Housing - Managed communities managed by Enlivant. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2020, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $59.1 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.75 billion (up from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
We intend to maintain a mix of Revolving Credit Facility debt, term loan debt, secured debt and unsecured term debt, which, together with our anticipated ability to complete future equity financings (including through our ATM Program), we expect will fund the growth of our operations. Further, we may opportunistically seek access to U.S. government agency financing, including through Fannie Mae, Freddie Mac and HUD, in appropriate circumstances in connection with acquisitions.
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 72 as of December 31, 2020. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
 Human Capital Matters
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
Team Members and Equal Opportunity
As of December 31, 2020, we employed 38 full-time employees (our team members), including our executive officers, none of whom is subject to a collective bargaining agreement. As of December 31, 2020, women comprised 55% of our workforce and 65% of our management level/leadership roles. As of December 31, 2020, 21% of our team members self-identified as being members of one or more ethnic minorities. We believe our ethnic diversity is higher than this reported percentage as another 21% of our team members did not respond to our survey requesting this information. We believe that a diverse workforce is essential to our continued success, and we strive to maintain a fair, healthy and safe workplace, while creating a work environment that promotes diversity, equality and inclusion for our team members. Our workforce reflects diverse gender, ethnicity, age and cultural backgrounds.
We recognize that attracting and retaining talent at all levels is vital to continuing our success and, in many ways, is our most critical asset. We ensure our team members receive competitive salaries and benefits, and we aim to attract professionals who will uphold our values of social and environmental stewardship. We promote the work-life balance of our team members, we invest in our team members through high-quality benefits and meaningful health and wellness initiatives, and we have created a healthy work environment in our office to incentivize and engage our team members. The health and safety of our team members is an important consideration for us, and in light of the COVID-19 pandemic, we have accommodated flexible work from home arrangements, extended hardship benefits and provided assistance for dependent care costs to preserve the health and well-being of our team members and their families.
We believe that when we create a workplace where our team members are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our stockholders. We gauge our team members’ level of engagement and satisfaction through annual surveys as well as subject-driven focus surveys regarding topics including company culture and the impact of the COVID-19 pandemic and working from home. Based on feedback received, we identify areas for improvement and action items to be implemented. Our performance management initiative helps us proactively plan for our team members’ evolving roles and address the current and future needs of our business. The initiative employs 360-degree assessments and focuses on aligning our talent strategy with our business strategy and identifies skills that may be required to meet our future business needs. We also seek to ensure that our team members have opportunities to interact with our accomplished board of directors and accordingly invite all of our team members to our quarterly board of directors dinner events.
We support volunteerism, organizing opportunities for our team members as a group to volunteer within the community. Our team members also donate to our tenants’ employees, patients and residents every holiday season. In order to support engagement and team building, various company events, including life event celebrations, dinners and other social outings, are held regularly throughout the year, as well as an annual all team member retreat. During the COVID-19 pandemic, these events were adapted to virtual platforms with a focus on company business, education and entertainment, including biweekly all-team member Zoom meetings in which our chief executive officer provides business and operational updates and then leads team-building activities.

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
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. Various healthcare reform measures became law upon the enactment of the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Tax Cuts and Jobs Act (the “2017 Tax Act”), which amends certain provisions of the Affordable Care Act. The recent Presidential and Congressional elections in the U.S. could result in further changes. Amendments to, repeal of or legal challenges to the Affordable Care Act and regulatory changes could impose further limitations on government payments to our tenants. On July 31, 2018, CMS issued a final rule, CMS-1696-F, which includes changes to the case-mix classification system used under the Prospective Payment System. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7 for additional information.
As of December 31, 2020, our subsidiaries owned 10 healthcare facilities (six senior housing communities and four skilled nursing/transitional care facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
In addition, as an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or actively manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and cleanup of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Risks Relating to Our Business—Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.” in Part I, Item 1A.

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
Risks Related to Our Business/Operations
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted us and our operations and are expected to continue to impact us and our operations in 2021 and potentially beyond, in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have adversely impacted, and may continue to adversely impact, their ability to meet their obligations as they come due, including their obligation to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio and in our Enlivant Joint Venture, which have negatively impacted, and are expected to continue to negatively impact, the operating results of these investments. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
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
In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as senior residents and tenants reduce or defer their spending. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the emergence of new strains of the virus, and the impact of vaccination efforts, all of which are uncertain and difficult to predict. Due to the evolving nature of the ongoing pandemic, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
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
Risks Related to Our Tenants and Operators
Our tenants and operators may be adversely affected by increasing healthcare regulation and enforcement.
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
While reimbursement rates have generally increased over the past few years, President Biden and members of the U.S. Congress may approve or propose new legislation, regulation changes and reform initiatives that could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, a number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants and operators with a goal of decreasing state expenditures under their state Medicaid programs. Any such existing or future federal or state legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our tenants’ and operators’ business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us and could have a material adverse effect on us.
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
Regulatory Risks
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
Investment and Financing Risks
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
As of December 31, 2020, we had outstanding indebtedness of $2.4 billion, which consisted of $1.3 billion of Senior Notes (as defined below), $1.1 billion in Term Loans (as defined below) and aggregate secured indebtedness to third parties of $80.2 million on certain of our properties, and we had $1.0 billion available for borrowing under our Revolving Credit Facility. In addition, as of December 31, 2020, the Enlivant Joint Venture had outstanding indebtedness of $776.6 million. Our high level of indebtedness may have the following important consequences to us:
•It may increase our cost of borrowing;
•It may limit our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements;
•It may expose us to the risk of increased interest rates under debt instruments subject to variable rates of interest, such as our Revolving Credit Facility;
•It may adversely impact our credit ratings;
•It may limit our ability to adjust rapidly to changing market conditions and we may be vulnerable in the event of a downturn in general economic conditions or in the real estate and/or healthcare sectors;
•It may place us at a competitive disadvantage against less leveraged competitors;
•It may restrict the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
•It may become more difficult for us to satisfy our obligations (including ongoing interest payments and, where applicable, scheduled amortization payments) with respect to the Senior Notes and our other debt; and
•It may require us to sell assets and properties at an inopportune time.
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
Our debt agreements, including the agreement governing our 2027 Notes (as defined below) and the Credit Agreement, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including:
•Incurring additional secured and unsecured debt;
•Paying dividends or making other distributions on, redeeming or repurchasing capital stock;
•Entering into transactions with affiliates;
•Issuing stock of or interests in subsidiaries;
•Engaging in non-healthcare related business activities;
•Creating restrictions on the ability of certain of our subsidiaries to pay dividends or other amounts to us;
•Selling assets; or
•Effecting a consolidation or merger or selling substantially all of our assets.
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
Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR beginning after 2021 may affect our financial results.
Our Credit Agreement uses LIBOR as a reference rate for our U.S. dollar Term Loans and Revolving Credit Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR beginning after the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In addition, although not expected, replacing LIBOR with an alternative reference rate for any of our debt (or other changes to our debt in connection with such replacement) could be a taxable event.
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
Our ability to raise capital through equity financings depends, in part, on the market price of our common stock, which in turn depends on fluctuating market conditions and other factors including the following:
•The reputation of REITs and attractiveness of their equity securities in comparison with other equity securities, including securities issued by other real estate companies;
•Our financial performance and that of our tenants;
•Concentrations in our investment portfolio by tenant and property type;
•Concerns about our tenants’ financial condition, including as a result of uncertainty regarding reimbursement from governmental and other third-party payor programs;
•Our ability to meet or exceed investor expectations of prospective investment and earnings targets;
•The contents of analyst reports about us and the REIT industry;
•Changes in interest rates on fixed-income securities, which may lead prospective investors to demand a higher annual yield from investments in our common stock;
•Maintaining or increasing our dividend, which is determined by our board of directors and depends on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant; and
•Regulatory action and changes in REIT tax laws.
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
We are subject to risks and liabilities in connection with our 49% equity interest in the Enlivant Joint Venture.
As of December 31, 2020, our investment portfolio included 158 properties owned through the Enlivant Joint Venture. The Enlivant Joint Venture involves risks not present with respect to our wholly owned properties, including the following:
•We may be unable to take specific major actions, or such actions may be delayed, if the counterparty to the Enlivant Joint Venture disagrees with such action, due to arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the Enlivant Joint Venture and any property owned by the Enlivant Joint Venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;
•The counterparty to the Enlivant Joint Venture may take actions with which we disagree;
•Under our joint venture agreement for the Enlivant Joint Venture, the counterparty in the Enlivant Joint Venture has the right to transfer its 51% equity interest in the Enlivant Joint Venture, subject to our right of first offer, and also has the right to require us to sell our interest in the Enlivant Joint Venture in the same transaction pursuant to a drag-along obligation; in the event that the counterparty in the Enlivant Joint Venture wishes to transfer its interest, we would need to decide between acquiring the 51% equity interest at that time or potentially being required to sell some or all of our own 49% equity interest in a sale to a third party;
•Our ability to sell or transfer our interest in the Enlivant Joint Venture on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with the counterparty in the Enlivant Joint Venture;
•We may be required to contribute additional capital if the counterparty in the Enlivant Joint Venture fails to fund its share of required capital contributions;
•Our equity interest in the Enlivant Joint Venture will be adversely impacted if the Enlivant Joint Venture is not able to maintain compliance with the terms of the agreements underlying its indebtedness, the outstanding balance of which indebtedness was $776.6 million as of December 31, 2020;
•The counterparty to the Enlivant Joint Venture might have economic or other business interests or goals that are inconsistent with our business interests or goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the properties owned by the Enlivant Joint Venture;
•Disagreements with the counterparty to the Enlivant Joint Venture could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the properties owned by the Enlivant Joint Venture, including by delaying important decisions until the dispute is resolved; and
•We may suffer losses to our investment in the Enlivant Joint Venture as a result of actions taken by the counterparty to the Enlivant Joint Venture.
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
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with lessees are not characterized as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. In addition, rents received by us from a lessee will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of the lessee’s stock, capital or profits. We will be treated as owning, under the applicable attribution rules, 10% or more of a lessee’s stock, capital or profits at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of the lessee’s stock, capital or profits. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from a tenant of ours to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to a tenant of ours. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax (including any applicable minimum tax for taxable years beginning before December 31, 2017) on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax law could materially adversely affect our stockholders. In particular, the 2017 Tax Act significantly reforms the Code with respect to the taxation of both individuals and corporate entities (although certain changes will expire at the end of 2025) and the tax consequences of such changes as they apply to us and our stockholders may differ, in some cases materially, from the consequences under the laws in effect prior to January 1, 2018. In addition, the new presidential administration may propose changes to the tax law that could adversely impact us or our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. Under the 2017 Tax Act, such overall limitation on the value of a REIT’s total assets consisting of stock or securities of one or more TRSs was reduced to 20%. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns, but as a result of the enactment of the 2017 Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 (the “CARES Act”), net operating loss (“NOL”) carryforwards of TRS losses arising in taxable years beginning after December 31, 2020 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the 2017 Tax Act, as modified by the CARES Act, provides that losses arising in taxable years ending after December 31, 2020 can no longer be carried back but can be carried forward indefinitely. In addition, for taxable years beginning after December 31, 2017, taxpayers, including TRSs, may be subject to a limitation on their ability to deduct net business interest generally equal to 30% of adjusted taxable income, subject to certain exceptions. However, the CARES Act generally increased the 30% limitation to a 50% limitation for any taxable year beginning in 2019 and 2020. This provision may limit the ability of our TRSs to deduct interest, which could increase their taxable income. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.
General Risk Factors
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant, borrower and operator information, some of which may include individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches (including physical or electronic break-ins, computer viruses, phishing attacks, computer denial-of-service attacks, worms, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by our team members or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage) can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
Provisions of the Maryland General Corporation Law (the “MGCL”) and of our charter and bylaws could inhibit a change of control of Sabra or reduce the value of our stock.
Certain provisions of Maryland law, our charter and our bylaws may have an anti-takeover effect. Sabra is subject to the Maryland business combination statute, which, subject to certain limitations, impose a moratorium on business combinations with “interested stockholders” or affiliates thereof for five years and thereafter impose additional requirements on such business combinations. Our bylaws contain a provision exempting us from the control share provisions of the MGCL, which provide that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future. Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what currently is provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.
We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter authorizing our board of directors (all without stockholder approval) to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter to increase or decrease the number of shares of stock that we have authority to issue. Our charter contains transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder.
Our bylaws require advance notice of stockholder proposals and director nominations. These provisions, as well as other provisions of our charter and bylaws, may delay, defer, or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland or the United States District Court for the District of Maryland, Baltimore Division will be the sole and exclusive forum for substantially all disputes between our company and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our directors, officers or other team members.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other team member of our company to our company or to the stockholders of our company, (iii) any action asserting a claim against our company or any director or officer or other team member of our company arising pursuant to any provision of Maryland law, our charter or our bylaws, or (iv) any action asserting a claim against our company or any director or officer or other team member of our company that is governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act of 1933, or any other claim for which the federal courts have exclusive jurisdiction. This exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with our company or our directors, officers or other team members, which may discourage lawsuits against our company and our directors, officers and other team members. In addition, stockholders who do bring a claim in the Circuit

Court for Baltimore City, Maryland could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Maryland. The Circuit Court for Baltimore City, Maryland may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to our company than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ charters and bylaws has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2020, our investment portfolio consisted of 426 real estate properties held for investment (consisting of (i) 287 skilled nursing/transitional care facilities, (ii) 65 Senior Housing - Leased communities, (iii) 47 Senior Housing - Managed communities and (iv) 27 specialty hospitals and other facilities), one investment in a sales-type lease, 18 investments in loans receivable (consisting of (i) one mortgage loan, (ii) one construction loan and (iii) 16 other loans), six preferred equity investments and our 49% equity interest in the Enlivant Joint Venture. As of December 31, 2020, our real estate properties held for investment included 42,059 beds/units, spread across the U.S. and Canada. As of December 31, 2020, the substantial majority of our real estate properties (excluding 47 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 16 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2020, net of repositioning reserves, if applicable, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing/Transitional Care (1)	Senior Housing - Leased	Specialty Hospitals and Other	Total Annualized Revenues	% of Revenue
2021 (1)	$—	$501	$—	$501	0.1%
2022	24,724	5,140	—	29,864	7.0%
2023	9,074	—	—	9,074	2.1%
2024	21,586	2,397	—	23,983	5.6%
2025	15,294	3,202	1,308	19,804	4.6%
2026	28,768	1,317	—	30,085	7.1%
2027	41,444	—	33,538	74,982	17.6%
2028	15,086	8,113	4,037	27,236	6.4%
2029	58,891	5,739	5,691	70,321	16.5%
2030	13,903	—	2,976	16,879	4.0%
Thereafter	93,228	23,152	7,007	123,387	29.0%

Total Annualized Revenues	$321,998	$49,561	$54,557	$426,116	100.0%
(1)    All 2021 lease expirations are in the fourth quarter.

We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Properties” in Part I, Item 1.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2020	2019	2018
Skilled Nursing/Transitional Care	77.3%	82.1%	82.8%
Senior Housing - Leased	83.1%	87.0%	86.7%
Specialty Hospitals and Other	75.3%	71.0%	76.7%
Senior Housing - Managed	80.0%	87.7%	91.5%
Unconsolidated Joint Venture Senior Housing - Managed	71.6%	82.2%	81.7%
(1)    Occupancy percentage represents the facilities’ average operating occupancy for the period indicated and is calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy percentage includes only facilities owned by Sabra as of the end of the respective period for the duration that such facilities were classified as stabilized facilities and excludes facilities for which data is not available or meaningful. Occupancy is only included in periods subsequent to our acquisition and is presented for the trailing twelve month period and one quarter in arrears, except for Senior Housing - Managed, which is presented for the current period on a trailing three month basis. All facility financial performance information was provided by, or derived solely from information provided by, operators/tenants without independent verification by us.
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
Secured Indebtedness
As of December 31, 2020 and 2019, 13 and 16 of our properties held for investment were subject to secured indebtedness to third parties, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2020 and 2019, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Interest Rate at December 31, (2)
Interest Rate Type	2020	2019	2020	2019	Maturity Date
Fixed Rate	$80,199	$114,777	3.39%	3.67%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million and $1.7 million as of December 31, 2020 and 2019, respectively.
(2)    Weighted average interest rate includes private mortgage insurance.
Corporate Office
We are headquartered and have our corporate office in Irvine, California. We lease our corporate office from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 15, “Commitments and Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “SBRA.”
At February 17, 2021, we had approximately 4,982 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2020.
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
Distributions with respect to our common stock and preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock and preferred stock per share:

	Year Ended December 31,
Common Stock	2020	2019	2018
Non-qualified ordinary dividends	$1.0247	$0.9098	$1.0905
Qualified ordinary dividends	0.0155	0.0367	0.0112
Long-term capital gains	—	—	0.2132
Unrecaptured Section 1250	—	—	0.4851
Non-dividend distributions	0.3098	0.8535	—
	$1.3500	$1.8000	$1.8000

Year Ended
Preferred Stock (1)	December 31, 2018
Non-qualified ordinary dividends	$0.4496
Qualified ordinary dividends	0.0047
Long-term capital gains	0.0879
Unrecaptured Section 1250	0.2000
$0.7422
(1) We redeemed all outstanding shares of our Series A Preferred Stock on June 1, 2018. See Note 11, “Equity,” in the Notes to Consolidated Financial Statements for additional information.

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2020. The graph assumes that $100 was invested at the close of market on December 31, 2015 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the SNL US Healthcare REIT Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
SNL
NASDAQ
SBRA

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our merger with Care Capital Properties (“CCP”) and our other acquisitions, new investments and dispositions from 2016 through 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Balance sheet data:
Total real estate investments, net	$5,285,038	$5,341,370	$5,853,545	$5,994,432	$2,009,939
Loans receivable and other investments, net	$102,839	$107,374	$113,722	$114,390	$96,036
Investment in unconsolidated joint venture	$288,761	$319,460	$340,120	$—	$—
Cash and cash equivalents	$59,076	$39,097	$50,230	$518,632	$25,663
Total assets	$5,985,603	$6,069,299	$6,665,303	$7,032,277	$2,265,919
Secured debt, net	$79,065	$113,070	$115,679	$256,430	$160,752
Revolving credit facility	$—	$—	$624,000	$641,000	$26,000
Term loans, net	$1,044,916	$1,040,258	$1,184,930	$1,190,774	$335,673
Senior unsecured notes, net	$1,248,393	$1,248,773	$1,307,394	$1,306,286	$688,246
Total liabilities	$2,576,375	$2,580,839	$3,410,556	$3,595,028	$1,250,310
Total Sabra Health Care REIT, Inc. stockholders’ equity	$3,409,228	$3,488,460	$3,250,414	$3,432,807	$1,015,574

Operating data:
Total revenues	$598,569	$661,736	$623,409	$408,281	$268,250
Net income attributable to common stockholders	$138,417	$68,996	$269,314	$148,141	$60,034
Net income attributable to common stockholders per share, basic	$0.67	$0.37	$1.51	$1.40	$0.92
Net income attributable to common stockholders per share, diluted	$0.67	$0.37	$1.51	$1.40	$0.92

Other data:
Cash flows provided by operations	$354,852	$372,475	$360,586	$135,789	$175,928
Cash flows (used in) provided by investing activities	$(136,451)	$262,844	$(258,494)	$(182,560)	$142,363
Cash flows (used in) provided by financing activities	$(202,109)	$(646,180)	$(629,344)	$598,817	$(300,898)
Dividends declared and paid per common share	$1.35	$1.80	$1.80	$1.73	$1.67

Weighted-average number of common shares outstanding, basic	206,223,503	187,172,210	178,305,738	105,621,242	65,284,251
Weighted-average number of common shares outstanding, diluted—net income and FFO attributable to common stockholders	207,252,830	188,127,092	178,721,744	105,842,434	65,520,672
Weighted-average number of common shares outstanding, diluted—AFFO attributable to common stockholders	208,039,530	188,775,872	179,338,881	106,074,862	65,904,435
FFO attributable to common stockholders (1)	$346,526	$393,310	$355,002	$211,267	$164,439
Diluted FFO attributable to common stockholders per common share (1)	$1.67	$2.09	$1.99	$2.00	$2.51
AFFO attributable to common stockholders (1)	$361,166	$392,775	$379,037	$242,278	$161,465
Diluted AFFO attributable to common stockholders per common share (1)	$1.74	$2.08	$2.11	$2.28	$2.45
(1)    We believe that net income attributable to common stockholders as defined by U.S. generally accepted accounting principles (“GAAP”) is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“Nareit”), and adjusted funds from operations attributable to common stockholders (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to the Enlivant Joint Venture, real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to the Enlivant Joint Venture, and real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to the Enlivant Joint Venture, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See further discussion of FFO and AFFO in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Funds from Operations and Adjusted Funds from Operations” in Part II, Item 7.

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
•Impact of Inflation
•Off-Balance Sheet Arrangements
•Quarterly Financial Data
Overview
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
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency with respect to COVID-19. In the intervening months, COVID-19 has spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. In December 2020, distribution of the COVID-19 vaccine began to all 50 states, and while states have the authority over who receives the vaccine, the Centers for Disease Control and Prevention recommended that the initial distribution prioritize healthcare workers and residents of long-term care facilities. However, governmental restrictions may remain in place for a significant amount of time. The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our eligible assisted living facility operators. As of December 31, 2020, our tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio and in the Enlivant Joint Venture, which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our Senior Housing - Managed portfolio and the Enlivant Joint Venture. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. During the year ended December 31, 2020, we recognized government grants under the CARES Act and other programs of $5.3 million. Prolonged deterioration in the operating results for our investments in its Senior Housing - Managed portfolio and the Enlivant Joint Venture could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
Our financial results as of and for the year ended December 31, 2020 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.
Acquisitions
During the year ended December 31, 2020, we acquired three Senior Housing - Leased communities and one Senior Housing - Managed community for an aggregate $113.7 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2020, we completed the sale of eight skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $50.0 million. The net carrying value of the assets and liabilities of these facilities was $47.1 million, which resulted in an aggregate $2.9 million net gain on sale.
Critical Accounting Policies
Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For more information regarding our critical accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
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
Impairment of Real Estate Investments
We regularly monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through the future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on our best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, holding period, market capitalization rates, and letters of intent, purchase and sale agreements and recent sales data for comparable properties. When necessary, a discount rate assumption may be used to determine fair value. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments.

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
On a quarterly basis, we evaluate the collectability of our loan portfolio, including the portion of unfunded loan commitments expected to be funded, and establish an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed.
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

On a quarterly basis, we evaluate the collectability of our interest income receivable and establish a reserve for amounts not expected to be collected. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of income and is decreased by charge-offs to specific receivables when losses are confirmed.
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
We regularly monitor events and changes in circumstances that could indicate that the carrying amounts of our preferred equity investments may not be recoverable or realized. On a quarterly basis, we evaluate our preferred equity investments for impairment based on a comparison of the fair value of the investment to its carrying value. The fair value is estimated based on discounted cash flows that include all estimated cash inflows and outflows over a specified holding period. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our preferred equity investment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our preferred equity investment.
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

Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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

Results of Operations
As of December 31, 2020, our investment portfolio consisted of 426 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, six preferred equity investments and our 49% equity interest in the Enlivant Joint Venture. As of December 31, 2019, our investment portfolio consisted of 429 real estate properties held for investment, one investment in a direct financing lease, 18 investments in loans receivable, nine preferred equity investments and our 49% equity interest in the Enlivant Joint Venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
A discussion of our results of operations for the year ended December 31, 2018 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2019 and 2018” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Comparison of results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2020	2019
Revenues:
Rental and related revenues	$430,584	$452,138	$(21,554)	(5)%	$(396)	$(21,158)
Interest and other income	11,940	81,540	(69,600)	(85)%	(2,071)	(67,529)
Resident fees and services	156,045	128,058	27,987	22%	8,692	19,295
Expenses:
Depreciation and amortization	176,737	181,549	(4,812)	(3)%	692	(5,504)
Interest	100,424	126,610	(26,186)	(21)%	(761)	(25,425)
Triple-net portfolio operating expenses	20,590	22,215	(1,625)	(7)%	(1,186)	(439)
Senior housing - managed portfolio operating expenses	110,963	86,257	24,706	29%	6,372	18,334
General and administrative	32,755	30,886	1,869	6%	—	1,869
Provision for loan losses and other reserves	1,855	1,238	617	50%	—	617
Impairment of real estate	4,003	121,819	(117,816)	(97)%	(104,404)	(13,412)
Other income (expense):
Loss on extinguishment of debt	(531)	(16,340)	15,809	(97)%	(531)	16,340
Other income	2,154	2,094	60	3%	—	60
Net gain on sales of real estate	2,861	2,300	561	24%	561	—
Loss from unconsolidated joint venture	(16,599)	(6,796)	(9,803)	144%	(1,591)	(8,212)
Income tax expense	(710)	(3,402)	2,692	(79)%	—	2,692
(1)    Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of investments/dispositions made after January 1, 2019.
(2)    Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 that is not a direct result of investments/dispositions made after January 1, 2019.
Rental and Related Revenues
During the year ended December 31, 2020, we recognized $430.6 million of rental income compared to $452.1 million for the year ended December 31, 2019. The $21.6 million net decrease in rental income is related to (i) a $17.6 million decrease related to leases that we concluded should no longer be accounted for on an accrual basis, (ii) a $9.9 million decrease from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and November 2019, respectively, and (iii) a $9.6 million decrease from properties disposed of after January 1, 2019. The $17.6 million decrease consists of a $13.6 million decrease in non-cash rental revenues, which includes $14.3 million in write-offs related to Signature Healthcare and Genesis Healthcare, Inc., whose leases are no longer accounted for on an accrual basis as a result of the going concern issues for these tenants, and a $4.0 million decrease in earned cash rents. These amounts were partially offset by (i) a $9.2 million increase from properties acquired after January 1, 2019 and (ii) a $3.2 million increase related to property tax recoveries.

Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these collections. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2020 and 2019.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the year ended December 31, 2020, we recognized $11.9 million of interest and other income compared to $81.5 million for the year ended December 31, 2019. The net decrease of $69.6 million is due to (i) $66.9 million of income related to the transition of the 21 Holiday communities to our Senior Housing - Managed portfolio in April 2019, consisting of a $57.2 million lease termination payment and a $9.7 million gain related to the assumption of fixed assets net of liabilities, and (ii) a $3.0 million decrease in income from investments that were repaid after January 1, 2019, partially offset by a $0.9 million increase in income from investments made after January 1, 2019.
Resident Fees and Services
During the year ended December 31, 2020, we recognized $156.0 million of resident fees and services compared to $128.1 million for the year ended December 31, 2019. The $28.0 million net increase is due to (i) a $19.6 million increase from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and December 2019, respectively, and (ii) a $8.7 million increase from two Senior Housing - Managed communities acquired after January 1, 2019. Included in resident fees and services is $1.8 million of government grant income recognized under the CARES Act and other programs during the year ended December 31, 2020.
Depreciation and Amortization
During the year ended December 31, 2020, we incurred $176.7 million of depreciation and amortization expense compared to $181.5 million for the year ended December 31, 2019. The $4.8 million net decrease is due to (i) a $5.7 million decrease due to the acceleration of lease intangible amortization related to the transition of the 21 Holiday communities to Senior Housing - Managed communities in April 2019 and (ii) a $5.1 million decrease from properties disposed of after January 1, 2019, partially offset by a $5.8 million increase from properties acquired after January 1, 2019.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2020, we incurred $100.4 million of interest expense compared to $126.6 million for the year ended December 31, 2019. The $26.2 million net decrease is related to (i) an aggregate $23.9 million decrease in interest expense related to the redemptions of the 5.5% senior unsecured notes due 2021 (the “2021 Notes”) in June 2019 and the 5.375% senior unsecured notes due 2023 (the “2023 Notes”) in October 2019, (ii) a $9.3 million decrease in interest expense related to the borrowings outstanding on the Revolving Credit Facility and decrease in interest rates, (iii) a $8.0 million decrease in interest expense related to the partial pay down of the U.S. dollar term loans and decrease in interest rates, (iv) a $1.6 million decrease in non-cash interest expense related to our interest rate hedges and (v) a $1.0 million decrease in interest expense related to three mortgage notes assumed during 2020 by the buyers of the facilities securing the debt and lower mortgage interest rates, which decreases were partially offset by an aggregate $17.4 million increase in interest expense related to the issuances of the 2024 Notes and 2029 Notes.
Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2020, we recognized $20.6 million of triple-net portfolio operating expenses compared to $22.2 million for the year ended December 31, 2019. The $1.6 million net decrease is related to a $1.2 million decrease related to properties disposed of after January 1, 2019, and the remaining decrease is related to property taxes paid during the year ended December 31, 2020 on facilities that were transitioned to new operators who are now paying the property taxes directly.
Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2020, we recognized $111.0 million of operating expenses compared to $86.3 million for the year ended December 31, 2019. The $24.7 million net increase is due to (i) a $14.5 million increase from the 21 Holiday communities and one Senior Housing - Leased community that were transitioned to Senior Housing - Managed communities in April 2019 and December 2019, respectively, and (ii) a $6.4 million increase from two Senior Housing -

Managed communities acquired after January 1, 2019. The remaining increase is due to increased supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the year ended December 31, 2020, general and administrative expenses were $32.8 million compared to $30.9 million during the year ended December 31, 2019. The $1.9 million net increase is related to (i) a $3.0 million increase in compensation for our team members as a result of increased staffing and certain of our team members electing to receive their annual bonus opportunity in cash and (ii) a $0.6 million increase in insurance expense due to an increase in premiums, partially offset by a $1.9 million decrease in stock-based compensation expense which is comprised of (a) a decrease of $1.6 million as the result of certain of our team members electing to receive their annual bonus opportunity in cash instead of stock and (b) a decrease of $0.3 million as a result in the reduction in stock price and a change in performance-based vesting assumptions on management’s equity compensation. The decrease in stock-based compensation related to certain of our team members electing to receive their annual bonus opportunity in cash instead of stock resulted in a corresponding increase to cash compensation and accordingly no net increase to general and administrative expenses. We expect stock-based compensation expense to fluctuate from period to period depending upon changes in our stock price and estimates associated with performance-based compensation.
Provision for Loan Losses and Other Reserves
During the year ended December 31, 2020, we recognized a $1.9 million provision for loan losses and other reserves associated with loan loss reserves. During the year ended December 31, 2019, we recognized a $1.2 million provision for loan losses and other reserves, all of which was associated with loan loss reserves.
Impairment of Real Estate
During the year ended December 31, 2020, we recognized $4.0 million of impairment of real estate related to one skilled nursing/transitional care facility sold during the year and three senior housing communities. During the year ended December 31, 2019, we recognized $121.8 million of impairment of real estate, consisting of (i) $95.2 million related to the 30 Senior Care Centers facilities that we sold and one additional Senior Care Centers facility that we transitioned to another operator, which amount included $10.2 million related to our estimated contractual indemnification obligations, and (ii) $26.6 million related to six skilled nursing/transitional care facilities that were subsequently sold, and four senior housing communities.
Loss on Extinguishment of Debt
During the year ended December 31, 2020, we recognized a $0.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of three facilities that secured three mortgage notes. During the year ended December 31, 2019, we recognized a $16.3 million loss on extinguishment of debt, consisting of (i) $10.1 million in connection with the redemption of the 2021 Notes, including $6.9 million in payments made to noteholders and legal fees for early redemption and $3.2 million of write-offs associated with unamortized deferred financing and premium costs, (ii) $5.6 million in connection with the redemption of the 2023 Notes, including $3.6 million in payments made to noteholders and legal fees for early redemption and $2.0 million of write-offs associated with unamortized deferred financing and premium costs and (iii) $0.6 million related to the write-off of unamortized deferred financing costs in connection with entering into the Credit Agreement.
Other Income
During the years ended December 31, 2020 and 2019, we recognized $2.2 million and $2.1 million, respectively, of other income related to settlement payments received related to legacy CCP investments.
Net Gain on Sales of Real Estate
During the year ended December 31, 2020, we recognized an aggregate net gain on the sales of real estate of $2.9 million related to the disposition of eight skilled nursing/transitional care facilities. During the year ended December 31, 2019, we recognized an aggregate net gain on the sales of real estate of $2.3 million related to the disposition of 39 skilled nursing/transitional care facilities and seven senior housing communities.
Loss from Unconsolidated Joint Venture
During the year ended December 31, 2020, we recognized $16.6 million of loss from the Enlivant Joint Venture compared to $6.8 million of loss for the year ended December 31, 2019. The $9.8 million net increase is related to (i) a $8.2 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of December 31, 2020 primarily due to increased supplies and labor needs related to the COVID-19 pandemic and increased insurance expense, (ii) a $6.1 million decrease in revenues from the facilities owned by the Enlivant Joint Venture as of December 31, 2020 due to decreases in occupancy, (iii) a $4.5 million depreciation adjustment related to our basis difference in the Enlivant Joint Venture, (iv) a $1.6 million increase in loss on sale related to the disposition of the 14 senior housing communities included in the Enlivant Joint Venture’s strategic disposition program and (v) a $0.9 million increase in expenses related to natural disaster recovery, partially offset by (i) a $6.2 million decrease in interest expense due to a decrease in interest rates, (ii) $3.5 million of government grant income recognized under the CARES Act and other programs and (iii) a $1.7 million decrease in deferred income tax due to lower taxable income. See Note 2, “Summary of Significant Accounting Policies—Out of Period Adjustments,” in the Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
During the year ended December 31, 2020, we recognized $0.7 million of income tax expense compared to $3.4 million for the year ended December 31, 2019. The decrease is due to lower taxable income from Senior Housing - Managed communities.
Funds from Operations and Adjusted Funds from Operations
We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined in accordance with the definition used by Nareit, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, Nareit created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income attributable to common stockholders, as defined by GAAP. FFO is defined as net income attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to the Enlivant Joint Venture, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to the Enlivant Joint Venture, and real estate impairment charges. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to the Enlivant Joint Venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income attributable to common stockholders as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current Nareit definition or that interpret the current Nareit definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2020, 2019 and 2018, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$138,417	$68,996	$269,314
Depreciation and amortization of real estate assets	176,737	181,549	191,379
Depreciation and amortization of real estate assets related to noncontrolling interest	—	(93)	(159)
Depreciation and amortization of real estate assets related to unconsolidated joint venture	26,949	21,649	21,253
Net gain on sales of real estate	(2,861)	(2,300)	(128,198)
Net loss on sales of real estate related to unconsolidated joint venture	3,281	1,690	—
Impairment of real estate	4,003	121,819	1,413

FFO attributable to common stockholders	346,526	393,310	355,002

Merger and acquisition costs	483	424	636
Stock-based compensation expense	7,907	9,819	7,648
Non-cash rental and related revenues	(4,458)	(19,449)	(36,443)
Non-cash interest income	(2,351)	(2,212)	(2,300)
Non-cash interest expense	8,418	10,080	10,137
Non-cash portion of loss on extinguishment of debt	531	5,838	874
Provision for loan losses and other reserves	1,855	1,238	40,806
Non-cash lease termination income	—	(10,579)	—
Other non-cash adjustments related to unconsolidated joint venture	1,913	4,135	2,652
Other non-cash adjustments	342	171	25

AFFO attributable to common stockholders	$361,166	$392,775	$379,037

FFO attributable to common stockholders per diluted common share	$1.67	$2.09	$1.99

AFFO attributable to common stockholders per diluted common share	$1.74	$2.08	$2.11

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	207,252,830	188,127,092	178,721,744

AFFO attributable to common stockholders	208,039,530	188,775,872	179,338,881

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

	Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	Net Income			FFO			AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable balances / lease intangible write-offs	$20.8	$7.4	$11.5	$20.8	$7.4	$11.5	$—	$—	$—
Resident fees and services:
Grant income under the CARES Act and other programs	1.8	—	—	1.8	—	—	1.8	—	—
Interest and other income:
Lease termination income	0.3	67.8	—	0.3	67.8	—	0.3	57.2	—
Income on repayment of loan	—	—	0.9	—	—	0.9	—	—	0.9
Interest expense:
Incremental interest expense related to the redemption of the 2021 and 2023 Notes	—	1.6	—	—	1.6	—	—	1.6	—
Senior housing - managed portfolio operating expenses:
COVID-19 pandemic related expenses	4.3	—	—	4.3	—	—	4.3	—	—
General and administrative expense:
Previously anticipated Senior Notes refinancing expenses	—	—	0.6	—	—	0.6	—	—	0.6
CCP transition expenses	0.1	0.2	1.5	0.1	0.2	1.5	0.1	0.2	1.5
Legal fees related to the recovery of previously reserved cash rental income	—	—	0.9	—	—	0.9	—	—	0.9
Merger and acquisition costs	0.5	0.4	0.6	0.5	0.4	0.6	—	—	—
Provision for (recovery of) doubtful accounts	1.9	1.2	39.1	1.9	1.2	39.1	—	—	(1.7)
Loss on extinguishment of debt	0.5	16.3	2.9	0.5	16.3	2.9	—	10.5	2.0
Other income	2.2	2.1	4.5	2.2	2.1	4.5	2.3	2.1	4.4
Loss from unconsolidated joint venture:
Grant income under the CARES Act and other programs	3.5	—	—	3.5	—	—	3.5	—	—
Deferred income tax expense	0.5	2.3	1.7	0.5	2.3	1.7	—	—	—
COVID-19 pandemic related expenses	6.1	—	—	6.1	—	—	6.1	—	—
Preferred stock dividends:
Preferred stock redemption charge	—	—	5.5	—	—	5.5	—	—	5.5

Liquidity and Capital Resources
As of December 31, 2020, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $59.1 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
On December 11, 2019, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During December 2019, we sold 2.9 million shares under the ATM Program at an average price of $20.86 per share, generating gross proceeds of $60.0 million, before $0.2 million of commissions. During the year ended December 31, 2020, we sold 3.7 million shares under the ATM Program at an average price of $16.23 per share, generating gross proceeds of $60.0 million, before $0.9 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below).
Additionally, during the year ended December 31, 2020, we utilized the forward feature of the ATM Program to allow for the sale of up to an aggregate sales price of $45.3 million of our common stock at an initial weighted average price of $17.44 per share, net of commissions. The forward sale agreement has a one year term during which time we may settle the forward sale by delivery of physical shares of common stock to the forward purchaser or, at our election, in cash or net shares. The forward sale price that we expect to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2020, we settled 1.4 million shares at a weighted average net price of $17.45 per share, after commissions, resulting in net proceeds of $25.0 million. As of December 31, 2020, 1.1 million shares remained outstanding under the forward sale agreement, with an initial weighted average price of $17.44, net of commissions.
As of December 31, 2020, we had $234.7 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
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
We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility and the proceeds from issuances of common stock (including through our ATM Program), preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions. We also use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk.
Cash Flows from Operating Activities
Net cash provided by operating activities was $354.9 million for the year ended December 31, 2020. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity, anticipated future changes in our portfolio, fluctuations in collections from tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities.
Cash Flows from Investing Activities
During the year ended December 31, 2020, net cash used in investing activities was $136.5 million and included $92.9 million used in the acquisition of four facilities, $47.4 million used for additions to real estate, $20.1 million used to provide funding for a preferred equity investment and $1.7 million used to provide additional funding for existing loans receivable, partially offset by $16.8 million in sales proceeds related to the disposition of eight real estate facilities, $4.1 million in repayments of loans receivable, $3.4 million in repayments of preferred equity investments and $1.3 million in distributions in excess of earnings from the Enlivant Joint Venture.
Cash Flows from Financing Activities
During the year ended December 31, 2020, net cash used in financing activities was $202.1 million and included $278.3 million of dividends paid to stockholders, $3.1 million of principal repayments of secured debt and $0.8 million of payments of deferred financing costs, partially offset by $80.1 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements.

Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Loan Agreements
2024 Notes. On May 29, 2019, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (the “Issuers”), issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of $295.3 million after deducting underwriting discounts and other offering expenses. Upon redemption of the 2023 Notes, Sabra Capital Corporation’s obligations as a co-issuer under the 2024 Notes were automatically released and discharged.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2020, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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

Pursuant to amendments to Regulation S-X, the following aggregate summarized financial information is provided for Sabra, the Operating Partnership and Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes). This aggregate summarized financial information has been prepared from the books and records maintained by us, the Operating Partnership and Sabra Health Care, L.L.C. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership and Sabra Health Care, L.L.C. operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2020 and 2019 and aggregate summarized statement of loss information for the year ended December 31, 2020 is as follows (in thousands):

	December 31,
	2020	2019
Total assets	$77,825	$52,597
Total liabilities	2,276,418	2,241,501

	Year Ended December 31, 2020
Total revenues	57
Total expenses	117,879
Net loss	(117,954)
Net loss attributable to common stockholders	(117,954)
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2020, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
As of December 31, 2020 and 2019, 13 and 16 of our properties held for investment were subject to secured indebtedness to third parties, respectively. As of December 31, 2020 and December 31, 2019, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of December 31, 2020 (1)	Principal Balance as of December 31, 2019 (1)	Weighted Average Interest Rate at December 31, 2020 (2)	Maturity Date
Fixed Rate	$80,199	$114,777	3.39%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million and $1.7 million as of December 31, 2020 and 2019, respectively.
(2)    Weighted average interest rate includes private mortgage insurance.

Capital Expenditures
For the years ended December 31, 2020, 2019 and 2018, our aggregate capital expenditures were $47.4 million, $25.5 million, and $27.7 million, respectively. We anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will not exceed $68 million, of which $35 million will directly result in incremental rental income.
Dividends
We paid dividends of $278.3 million on our common stock during the year ended December 31, 2020. On February 2, 2021, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 26, 2021 to stockholders of record as of February 12, 2021.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 426 real estate properties held for investment as of December 31, 2020 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2020, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2020 (excluding the one-time lease termination income of $0.3 million), 53.5% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for a $175 billion fund for eligible health care providers, which includes skilled nursing/transitional care operators, and as of September 1, 2020 also includes assisted living facility operators. The CARES Act also includes (i) a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020 with an extension to March 31, 2021, (ii) a deferral of the employer’s Social Security remittances through December 31, 2020, (iii) the establishment of the Paycheck Protection Program, a Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable, and (iv) accelerated and advance Medicare payments for certain providers, with deferred repayment obligations that are interest-free for up to 29 months.
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
The Department of Health and Human Services (“HHS”) extended the COVID-19 Public Health Emergency, most recently effective January 21, 2021, for another 90 days, which allows HHS to continue providing temporary regulatory waivers and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. The extension of the COVID-19 Public Health Emergency also extends the FMAP funding increase through June 30, 2021.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of December 31, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
	Total	2021	2022	2023	2024	2025	After 2025
Secured indebtedness (1)	$105,349	$20,819	$4,161	$4,161	$4,161	$4,161	$67,886
Revolving Credit Facility (2)	6,820	2,535	2,535	1,750	—	—	—
Term Loans (3)	1,135,066	26,280	130,474	370,494	607,818	—	—
Senior Notes (4)	1,619,170	59,055	59,055	59,055	359,055	44,655	1,038,295
Operating leases	2,452	445	467	507	529	504	—
Total	$2,868,857	$109,134	$196,692	$435,967	$971,563	$49,320	$1,106,181
(1)Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $25.1 million which is attributable to fixed rate debt.
(2)Revolving Credit Facility consists of payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $6.8 million.
(3)Term Loans includes interest payments through the applicable maturity dates totaling $82.0 million, which reflects the impact of interest rate swaps.
(4)Senior Notes includes interest payments through the applicable maturity dates totaling $369.2 million.
In addition to the above, as of December 31, 2020, we have committed to provide up to $2.2 million of future funding related to four loans receivable investments with maturity dates ranging from March 2021 to December 2022.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Off-Balance Sheet Arrangements

We have a 49% interest in the Enlivant Joint Venture. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

	For the Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$149,346	$153,917	$143,252	$152,054
Net income attributable to common stockholders	35,217	29,623	36,460	37,117
Net income per common share, basic	0.17	0.14	0.18	0.18
Net income per common share, diluted	0.17	0.14	0.18	0.18

Other data
Cash flows provided by operations	$74,819	$93,786	$96,850	$89,397
Cash flows used in investing activities	(69,824)	(29,144)	(31,550)	(5,933)
Cash flows provided by (used in) financing activities	8,948	(90,547)	(60,402)	(60,108)

Weighted-average number of common shares outstanding, basic	205,395,330	205,593,653	205,791,699	208,101,883
Weighted-average number of common shares outstanding, diluted:
Net income and FFO	206,006,285	206,219,162	206,727,167	209,322,132
AFFO	206,509,513	207,003,252	207,523,386	209,983,245

FFO attributable to common stockholders (1)	$86,916	$88,123	$83,962	$87,525
FFO attributable to common stockholders per diluted common share (1)	0.42	0.43	0.41	0.42
AFFO attributable to common stockholders (1)	91,842	87,274	94,804	87,246
AFFO attributable to common stockholder per diluted common share (1)	0.44	0.42	0.46	0.42

Reconciliation of FFO and AFFO
Net income attributable to common stockholders	$35,217	$29,623	$36,460	$37,117
Depreciation and amortization of real estate assets	44,168	44,202	44,209	44,158
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,585	5,549	10,391	5,424
Net loss (gain) on sales of real estate	217	(330)	(2,715)	(33)
Net loss (gain) on sales of real estate related to unconsolidated joint venture	1,729	9,079	(7,537)	10
Impairment of real estate	—	—	3,154	849
FFO attributable to common stockholders	86,916	88,123	83,962	87,525
Merger and acquisition costs	159	269	5	50
Stock-based compensation expense	2,360	2,375	916	2,256
Non-cash rental and related revenues	(365)	(6,202)	7,907	(5,798)
Non-cash interest income	(561)	(574)	(608)	(608)
Non-cash interest expense	2,233	2,225	2,069	1,891
Non-cash portion of loss on extinguishment of debt	—	392	139	—
Provision for loan losses and other reserves	667	129	(90)	1,149
Other non-cash adjustments related to unconsolidated joint venture	539	404	394	576
Other non-cash adjustments	(106)	133	110	205
AFFO attributable to common stockholders	$91,842	$87,274	$94,804	$87,246

	For the Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data
Total revenues	$136,773	$219,366	$149,834	$155,763
Net (loss) income attributable to common stockholders	(77,704)	83,677	23,282	39,741
Net (loss) income per common share, basic	(0.44)	0.46	0.12	0.20
Net (loss) income per common share, diluted	(0.44)	0.46	0.12	0.20

Other data
Cash flows provided by operations	$53,959	$137,919	$85,103	$95,494
Cash flows provided by (used in) investing activities	6,347	311,535	(19,337)	(35,701)
Cash flows used in financing activities	(87,474)	(424,770)	(83,489)	(50,447)

Weighted-average number of common shares outstanding, basic	178,385,984	181,567,464	190,650,400	197,840,180
Weighted-average number of common shares outstanding, diluted:
Net (loss) income	178,385,984	182,254,100	191,952,389	199,048,481
FFO	178,936,854	182,254,100	191,952,389	199,048,481
AFFO	179,709,444	183,007,434	192,590,320	199,496,049

FFO attributable to common stockholders (1)	$77,175	$139,398	$85,784	$90,953
FFO attributable to common stockholders per diluted common share (1)	0.43	0.76	0.45	0.46
AFFO attributable to common stockholders (1)	83,165	132,374	87,656	89,580
AFFO attributable to common stockholder per diluted common share (1)	0.46	0.72	0.46	0.45

Reconciliation of FFO and AFFO
Net (loss) income attributable to common stockholders	$(77,704)	$83,677	$23,282	$39,741
Depreciation and amortization of real estate assets	44,949	49,476	43,092	44,032
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	(39)	(14)	—
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,316	5,347	5,439	5,547
Net loss (gain) on sales of real estate	1,520	(2,755)	19	(1,084)
Net loss on sales of real estate related to unconsolidated joint venture	—	1,690	—	—
Impairment of real estate	103,134	2,002	13,966	2,717
FFO attributable to common stockholders	77,175	139,398	85,784	90,953
Merger and acquisition costs	6	56	130	232
Stock-based compensation expense	2,775	2,795	3,259	990
Non-cash rental and related revenues	(1,164)	(6,843)	(4,958)	(6,484)
Non-cash interest income	(562)	(563)	(555)	(532)
Non-cash interest expense	2,561	2,762	2,523	2,234
Non-cash portion of loss on extinguishment of debt	—	3,224	642	1,972
Provision for loan losses and other reserves	1,207	193	57	(219)
Non-cash lease termination income	—	(9,725)	—	(854)
Other non-cash adjustments related to unconsolidated joint venture	1,115	1,031	777	1,212
Other non-cash adjustments	52	46	(3)	76
AFFO attributable to common stockholders	$83,165	$132,374	$87,656	$89,580
(1)    We believe that net income attributable to common stockholders as defined by GAAP is the most appropriate earnings measure. We also believe that FFO, as defined in accordance with the definition used by Nareit, and AFFO (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to the Enlivant Joint Venture, real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to the Enlivant Joint Venture, and real estate impairment charges, and for AFFO, by excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to the Enlivant Joint Venture, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. See “—Results of Operations—Funds from Operations and Adjusted Funds from Operations” for further discussion of FFO and AFFO.

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
Interest rate risk. As of December 31, 2020, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $1.1 billion in Term Loans and $80.2 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2020, we had $1.1 billion of outstanding variable rate indebtedness and $1.0 billion available for borrowing under our Revolving Credit Facility. Additionally, as of December 31, 2020, our proportionate share of the Enlivant Joint Venture debt was $380.5 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of December 31, 2020, we had interest rate swaps and an interest rate collar that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.24% and an interest rate swap that fixes the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million at 0.93%. Additionally, as of December 31, 2020, we had forward starting swaps related to the anticipated future issuance of $250.0 million of debt with an effective date of May 2024. The forward starting swaps have a weighted average rate of 0.97% and were entered into to hedge our exposure to the benchmark rate for the anticipated future debt issuance.
As of December 31, 2020, our share of the Enlivant Joint Venture debt included $375.5 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.88%.
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
As of December 31, 2020, the index underlying our variable rate debt and our share of the Enlivant Joint Venture debt was below 100 basis points. Assuming a 100 basis point increase in the index or a reduction of this index to zero, and after giving effect to the impact of interest rate derivative instruments, net income would decrease by $4.9 million or increase by $0.7 million, respectively, for the twelve months following December 31, 2020.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $145.5 million and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2020, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2020, our cash flows would have decreased or increased, as applicable, by $0.1 million.

The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2020, based on the maturity dates (dollars in thousands):

	Maturity
	2021	2022	2023	2024	2025	Thereafter	Total Book Value (1)	Total Fair Value
Secured Indebtedness	$18,419	$2,412	$2,478	$2,545	$2,615	$51,730	$80,199	$79,326
Weighted average effective interest rate	3.39%	3.32%	3.33%	3.34%	3.36%	3.71%	3.39%
Term Loans	$—	$105,000	$350,000	$598,100	$—	$—	$1,053,100	$1,053,100
Weighted average effective interest rate (2)	—	2.59%	2.66%	2.12%	—	—	2.35%
Senior Notes	$—	$—	$—	$300,000	$—	$950,000	$1,250,000	$1,362,678
Weighted average effective interest rate	—	—	—	4.80%	—	4.75%	4.76%
(1)    Total book value for secured indebtedness and Term Loans does not include deferred financing costs, net of $1.1 million and $8.2 million, respectively, as of December 31, 2020. Total book value for Senior Notes does not include premium, net of $6.4 million and deferred financing costs, net of $8.0 million as of December 31, 2020.
(2)    Term loans include $845.0 million subject to swap agreements that fix LIBOR at a weighted average rate of 1.24%, and $98.1 million (CAD $125.0 million) subject to a swap agreement that fixes CDOR at 0.93%. Excluding these amounts, variable rate debt was 17.7% of total debt as of December 31, 2020.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors and team members, including our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found in the Investors—Corporate Governance section of our website at www.sabrahealth.com. Waivers from, and amendments to, our Code of Conduct and Ethics that apply to our directors, executive officers or persons performing similar functions will be timely posted in the Investors—Corporate Governance section of our website at www.sabrahealth.com to the extent required by applicable rules of the Securities and Exchange Commission or the Nasdaq Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.
(2)    Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-39	through	F-57	of this report:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2020
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020
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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 21, 2020).

4.1*	Description of Sabra Health Care REIT, Inc.’s Capital Stock.

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

10.8.1+
Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (for Executive Officers), adopted December 2019 (incorporated by reference to Exhibit 10.8.1 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 24, 2020).

10.8.2+
Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (for Executive Officers), adopted December 2019 (incorporated by reference to Exhibit 10.8.2 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 24, 2020).

Ex.	Description
10.8.3+*	Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (for Executive Officers), adopted December 2020.

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

10.10+*	Severance Benefits Agreement, dated November 22, 2010, by and between Sabra Health Care REIT, Inc. and Michael Costa.

10.11*	Equity Distribution Agreement, dated December 11, 2019, among the Company, the Sales Agents party thereto, and the Forward Purchasers party thereto.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

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
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Note 2 and Note 5 to the consolidated financial statements, the Company’s consolidated real estate investments net carrying value was $5,285,038 thousand as of December 31, 2020. During 2020, the Company recognized a $4 million real estate impairment related to one skilled nursing/transitional care facility sold during the year and three senior housing communities. Management regularly monitors events and changes such as triggering events, which in circumstances could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, management assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. The future cash flows used to assess recoverability are based on assumptions and may be probability-weighted based on management’s best estimates as of the date of evaluation. These assumptions may include cash flow projections, probability weightings, holding period, terminal capitalization rates, letters of intent, preliminary sales agreements and recent sales data for comparable properties. When necessary, a discount rate assumption may be used to determine fair value. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties.

The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in applying procedures relating to the Company’s identification of impairment triggering events and the determination of the recoverability of its real estate investments, and (ii) significant audit effort was necessary to perform procedures and evaluate the audit evidence relating to triggering events, and the significant assumptions used in the recoverability of its real estate investments relating to projected rent, probability weightings, holding period, terminal capitalization rates and letters of intent, when applicable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of real estate, including controls over the identification of triggering events and the development of assumptions used in applying tests of recoverability related to projected rent, probability weightings, holding period, terminal capitalization rates and letters of intent, when applicable. These procedures also included testing the completeness and accuracy of underlying data used in management’s model and evaluating the reasonableness of significant assumptions used by management in applying tests of recoverability relating to projected rent, probability weightings, holding period, terminal capitalization rates and letters of intent, when applicable. Evaluating the reasonableness of the assumptions involved considering (i) the past performance of the real estate; (ii) evidence such as the underlying internal or market data related to the assumptions and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 22, 2021

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Real estate investments, net of accumulated depreciation of $681,657 and $539,213 as of December 31, 2020 and 2019, respectively	$5,285,038	$5,341,370
Loans receivable and other investments, net	102,839	107,374
Investment in unconsolidated joint venture	288,761	319,460
Cash and cash equivalents	59,076	39,097
Restricted cash	6,447	10,046
Lease intangible assets, net	82,796	101,509
Accounts receivable, prepaid expenses and other assets, net	160,646	150,443
Total assets	$5,985,603	$6,069,299

Liabilities
Secured debt, net	$79,065	$113,070
Term loans, net	1,044,916	1,040,258
Senior unsecured notes, net	1,248,393	1,248,773
Accounts payable and accrued liabilities	146,276	108,792
Lease intangible liabilities, net	57,725	69,946
Total liabilities	2,576,375	2,580,839

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 210,560,815 and 205,208,018 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,106	2,052
Additional paid-in capital	4,163,228	4,072,079
Cumulative distributions in excess of net income	(716,195)	(573,283)
Accumulated other comprehensive loss	(39,911)	(12,388)
Total equity	3,409,228	3,488,460
Total liabilities and equity	$5,985,603	$6,069,299
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental and related revenues	$430,584	$452,138	$536,605
Interest and other income	11,940	81,540	16,667
Resident fees and services	156,045	128,058	70,137

Total revenues	598,569	661,736	623,409

Expenses:
Depreciation and amortization	176,737	181,549	191,379
Interest	100,424	126,610	147,106
Triple-net portfolio operating expenses	20,590	22,215	—
Senior housing - managed portfolio operating expenses	110,963	86,257	49,546
General and administrative	32,755	30,886	37,094
Provision for straight-line rent reserves, loan losses and other reserves	1,855	1,238	39,075
Impairment of real estate	4,003	121,819	1,413

Total expenses	447,327	570,574	465,613

Other income (expense):
Loss on extinguishment of debt	(531)	(16,340)	(2,917)
Other income	2,154	2,094	4,480
Net gain on sales of real estate	2,861	2,300	128,198

Total other income (expense)	4,484	(11,946)	129,761

Income before loss from unconsolidated joint venture and income tax expense	155,726	79,216	287,557
Loss from unconsolidated joint venture	(16,599)	(6,796)	(5,431)
Income tax expense	(710)	(3,402)	(3,011)

Net income	138,417	69,018	279,115

Net income attributable to noncontrolling interest	—	(22)	(33)

Net income attributable to Sabra Health Care REIT, Inc.	138,417	68,996	279,082

Preferred stock dividends	—	—	(9,768)

Net income attributable to common stockholders	$138,417	$68,996	$269,314

Net income attributable to common stockholders, per:

Basic common share	$0.67	$0.37	$1.51

Diluted common share	$0.67	$0.37	$1.51

Weighted-average number of common shares outstanding, basic	206,223,503	187,172,210	178,305,738

Weighted-average number of common shares outstanding, diluted	207,252,830	188,127,092	178,721,744

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except footnote data)

	Year Ended December 31,
	2020	2019	2018
Net income	$138,417	$69,018	$279,115
Other comprehensive (loss) income:
Unrealized (loss) gain, net of tax:
Foreign currency translation (loss) gain	(315)	679	720
Unrealized (loss) gain on cash flow hedges (1)	(27,208)	(25,368)	292

Total other comprehensive (loss) income	(27,523)	(24,689)	1,012

Comprehensive income	110,894	44,329	280,127

Comprehensive income attributable to noncontrolling interest	—	(22)	(33)

Comprehensive income attributable to Sabra Health Care REIT, Inc.	$110,894	$44,307	$280,094

(1)    Amounts are net of income tax benefit of $138,000, $49,000 and $48,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	5,750,000	$58	178,255,843	$1,783	$3,636,913	$(217,236)	$11,289	$3,432,807	$4,442	$3,437,249
Cumulative effect of ASU 2017-12 adoption	—	—	—	—	—	(795)	795	—	—	—
Net income	—	—	—	—	—	279,082	—	279,082	33	279,115
Other comprehensive income	—	—	—	—	—	—	217	217	—	217
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(142)	(142)
Amortization of stock-based compensation	—	—	—	—	9,574	—	—	9,574	—	9,574
Preferred stock redemption	(5,750,000)	(58)	—	—	(138,191)	(5,501)	—	(143,750)	—	(143,750)
Common stock issuance, net	—	—	50,685	—	(371)	—	—	(371)	—	(371)
Preferred dividends	—	—	—	—	—	(4,267)	—	(4,267)	—	(4,267)
Common dividends ($1.80 per share)	—	—	—	—	—	(322,878)	—	(322,878)	—	(322,878)
Balance, December 31, 2018	—	—	178,306,528	1,783	3,507,925	(271,595)	12,301	3,250,414	4,333	3,254,747

Cumulative effect of Topic 842 adoption	—	—	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net income	—	—	—	—	—	68,996	—	68,996	22	69,018
Other comprehensive loss	—	—	—	—	—	—	(24,689)	(24,689)	—	(24,689)
Buyout of noncontrolling interest	—	—	—	—	4,039	—	—	4,039	(4,039)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(316)	(316)
Amortization of stock-based compensation	—	—	—	—	12,567	—	—	12,567	—	12,567
Common stock issuance, net	—	—	26,901,490	269	547,548	—	—	547,817	—	547,817
Common dividends ($1.80 per share)	—	—	—	—	—	(338,182)	—	(338,182)	—	(338,182)
Balance, December 31, 2019	—	—	205,208,018	2,052	4,072,079	(573,283)	(12,388)	3,488,460	—	3,488,460

Cumulative effect of Topic 326 adoption	—	—	—	—	—	(167)	—	(167)	—	(167)
Net income	—	—	—	—	—	138,417	—	138,417	—	138,417
Other comprehensive loss	—	—	—	—	—	—	(27,523)	(27,523)	—	(27,523)
Amortization of stock-based compensation	—	—	—	—	10,769	—	—	10,769	—	10,769
Common stock issuance, net	—	—	5,352,797	54	80,380	—	—	80,434	—	80,434
Common dividends ($1.35 per share)	—	—	—	—	—	(281,162)	—	(281,162)	—	(281,162)
Balance, December 31, 2020	—	$—	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228	$—	$3,409,228
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$138,417	$69,018	$279,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,737	181,549	191,379
Non-cash rental and related revenues	(4,458)	(19,449)	(36,443)
Non-cash interest income	(2,351)	(2,212)	(2,300)
Non-cash interest expense	8,418	10,080	10,137
Stock-based compensation expense	7,907	9,819	7,648
Non-cash lease termination income	—	(10,579)	—
Loss on extinguishment of debt	531	16,340	2,917
Provision for loan losses and other reserves	1,855	1,238	39,075
Net gain on sales of real estate	(2,861)	(2,300)	(128,198)
Impairment of real estate	4,003	121,819	1,413
Loss from unconsolidated joint venture	16,599	6,796	5,431
Distributions of earnings from unconsolidated joint venture	12,795	13,865	8,910
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,398)	(9,639)	(6,753)
Accounts payable and accrued liabilities	3,658	(13,870)	(11,745)
Net cash provided by operating activities	354,852	372,475	360,586
Cash flows from investing activities:
Acquisition of real estate	(92,945)	(51,136)	(261,511)
Origination and fundings of loans receivable	(1,651)	(13,065)	(50,731)
Origination and fundings of preferred equity investments	(20,069)	—	(5,313)
Additions to real estate	(47,354)	(25,451)	(27,697)
Repayments of loans receivable	4,093	18,367	51,789
Repayments of preferred equity investments	3,419	5,079	6,870
Net proceeds from sales of real estate	16,751	329,050	382,560
Investment in unconsolidated joint venture	—	—	(354,461)
Distributions in excess of earnings from unconsolidated joint venture	1,305	—	—
Net cash (used in) provided by investing activities	(136,451)	262,844	(258,494)
Cash flows from financing activities:
Net repayments of revolving credit facility	—	(624,000)	(17,000)
Proceeds from issuance of senior unsecured notes	—	638,779	—
Principal payments on senior unsecured notes	—	(700,000)	—
Principal payments on term loans	—	(145,000)	—
Principal payments on secured debt	(3,072)	(3,436)	(140,338)
Payments of deferred financing costs	(830)	(15,598)	(352)
Payments related to extinguishment of debt	—	(10,502)	(2,043)
Distributions to noncontrolling interest	—	(316)	(142)
Preferred stock redemption	—	—	(143,750)
Issuance of common stock, net	80,092	549,328	(499)
Dividends paid on common stock	(278,299)	(335,435)	(325,220)
Net cash used in financing activities	(202,109)	(646,180)	(629,344)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,292	(10,861)	(527,252)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	88	346	(539)
Cash, cash equivalents and restricted cash, beginning of period	49,143	59,658	587,449
Cash, cash equivalents and restricted cash, end of period	$65,523	$49,143	$59,658
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$92,589	$123,854	$137,668
Income taxes paid	$2,439	$3,911	$1,800
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$20,731	$—	$—
Secured debt assumed by buyers in connection with sales of real estate	$31,830	$—	$—
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its United States (“U.S.”) federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the U.S. and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and a wholly owned subsidiary of Sabra is currently the only limited partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”) and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments; and a 49% equity interest in the Enlivant Joint Venture (as defined below).
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency with respect to COVID-19. In the intervening months, COVID-19 has spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. In December 2020, distribution of the COVID-19 vaccine began to all 50 states, and while states have the authority over who receives the vaccine, the Centers for Disease Control and Prevention recommended that the initial distribution prioritize healthcare workers and residents of long-term care facilities. However, governmental restrictions may remain in place for a significant amount of time. The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to the Company. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s eligible assisted living facility operators. As of December 31, 2020, the Company’s tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within the Company’s Senior Housing - Managed portfolio and in the Company’s 49% equity interest in a joint venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant (the “Enlivant Joint Venture”), which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s Senior Housing - Managed portfolio and the Enlivant Joint Venture. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. During the year ended December 31, 2020, the Company recognized government grants under the CARES Act and other programs of $5.3 million. Prolonged deterioration in the operating results for the Company’s investments in its Senior Housing - Managed portfolio and the Enlivant Joint Venture could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.
The Company’s financial results as of and for the year ended December 31, 2020 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2020, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2020 and 2019, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2020, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s consolidated statements of income for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations.
Out of Period Adjustments
During the three months ended September 30, 2020, the Company identified certain historical errors in the recording of depreciation and amortization expense related to the basis difference in the Enlivant Joint Venture and not correctly expensing the allocable portion of the basis difference upon the sale of assets in the Enlivant Joint Venture. These errors impacted the Company’s investment in unconsolidated joint venture and loss from unconsolidated joint venture as well as its consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of equity since 2018, which impacted the annual periods previously issued. These errors resulted in understating (overstating) previously recorded loss from unconsolidated joint venture and overstating (understating) previously recorded net income by $0.1 million and ($1.7) million for the years ended December 31, 2019 and 2018, respectively. These out of period adjustments were recorded during the year ended December 31, 2020, resulting in a decrease to loss from unconsolidated joint venture and an increase to net income of $1.6 million. Management evaluated the impact of the errors to the current period and prior period financial statements and determined that the impact was not material to any of the impacted periods.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of income. Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, five to 20 years; buildings and building improvements, five to

40 years; and furniture and equipment, three to 10 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods of up to 10 years.
Impairment of Real Estate Investments
The Company regularly monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, holding period, market capitalization rates, and letters of intent, purchase and sale agreements and recent sales data for comparable properties. When necessary, a discount rate assumption may be used to determine fair value. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.
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
Government Grants
Government assistance provided to the Company in the form of an income grant, which is not related to long-lived assets and is not required to be repaid, is recognized as grant income when there is reasonable assurance that the grant will be received and the Company will comply with any conditions associated with the grant. Additionally, grants are recognized over the periods in which the Company recognizes the qualifying expenses and/or lost income for which the grants are intended to compensate. As of December 31, 2020, the amount of qualifying expenditures exceeded amounts recognized under the CARES Act and other programs, and the Company had complied with all grant conditions. Accordingly, during the year ended December 31, 2020, the Company recognized $1.8 million of grants in resident fees and services and $3.5 million of grants in loss from unconsolidated joint venture in the accompanying consolidated statements of income.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2020 and 2019, the Company did not have any assets held for sale.
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
Investment in Unconsolidated Joint Venture
The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated statements of income. The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between the Company’s cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture. In addition, distributions received from unconsolidated entities are classified based on the nature of the activity or activities that generated the distribution.
The Company regularly monitors events and changes in circumstances that could indicate that the carrying amounts of its equity method investments may not be recoverable or realized. When indicators of potential impairment are identified, the Company evaluates its equity method investments for impairment based on a comparison of the fair value of the investment to its carrying value. The fair value is estimated based on discounted cash flows that include all estimated cash inflows and outflows over a specified holding period and any estimated debt premiums or discounts. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its equity method investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its equity method investment.
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
On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including the portion of unfunded loan commitments expected to be funded, and establishes an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of income and is decreased by charge-offs to specific loans when losses are confirmed.

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
On a quarterly basis, the Company evaluates the collectability of its interest income receivable and establishes a reserve for amounts not expected to be collected. The Company’s evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of income and is decreased by charge-offs to specific receivables when losses are confirmed.
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
The Company regularly monitors events and changes in circumstances that could indicate that the carrying amounts of its preferred equity investments may not be recoverable or realized. On a quarterly basis, the Company evaluates its preferred equity investments for impairment based on a comparison of the fair value of the investment to its carrying value. The fair value is estimated based on discounted cash flows that include all estimated cash inflows and outflows over a specified holding period. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its preferred equity investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its preferred equity investment.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2020. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2020 and 2019, restricted cash totaled $6.4 million and $10.0 million, respectively, and restricted cash obligations totaled $3.5 million and $5.6 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees (team members) and its non-employee directors is recognized in the statements of income based on the estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the recipient providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on the Company’s estimate of the ultimate value of such award after considering the Company’s expectations of future performance. Forfeitures of stock-based awards are recognized as they occur.
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
The Company evaluates its tax positions using a two-step approach: step one (recognition) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and step two (measurement) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. The Company will recognize tax penalties relating to unrecognized tax benefits as additional tax expense.
Foreign Currency
Certain of the Company’s subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of interest and other income on its consolidated statements of income.

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
The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive loss. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings.
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
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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
Recently Issued Accounting Standards Update
Adopted
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”) using the modified retrospective transition method. Topic 842 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases under GAAP. In addition, the Company elected to use the available practical expedients, and therefore did not reassess classification of its existing leases and did not separate lease and nonlease components (such as services rendered). As a result of electing these practical expedients, the Company, beginning January 1, 2019, recognizes revenue from its leased skilled nursing/transitional care facilities, Senior Housing - Leased communities, and specialty hospitals and other facilities under Topic 842 and recognizes revenue from its Senior Housing - Managed communities under the Revenue ASUs (codified under Topic 606). Upon adoption of Topic 842, the Company recognized its operating leases for which it is the lessee, mainly its corporate office lease and ground leases, as a lease liability of $10.0 million, included in accounts payable and accrued liabilities on the consolidated balance sheets, and a corresponding right-of-use asset, included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. Upon adoption of Topic 842 and as of the adoption date, the Company recorded a $32.5 million reduction in equity and accounts receivable due to the cumulative effect of this change. This reduction consisted of $17.5 million of straight-line rental income receivables and $15.0 million of cash rent receivables, although management believes the $15.0 million of cash rent receivables are collectible.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with Topic 842. In

November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”), which amends ASU 2016-13 to clarify or address stakeholders’ specific issues about certain aspects of ASU 2016-13. ASU 2016-13, ASU 2018-19 and ASU 2019-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company adopted ASU 2016-13, ASU 2018-19 and ASU 2019-11 (collectively, “Topic 326”) on January 1, 2020.
The financial assets within the scope of Topic 326 are the Company’s investments in a sales-type lease and loans receivable, including the portion of unfunded loan commitments expected to be funded. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. Related interest income receivable balances are evaluated separately for collectability, and reserves are established based on management’s estimate of losses.
Upon adoption of these standards, the Company recognized the cumulative effect on the opening balance of the allowance for credit losses in the condensed consolidated balance sheets, which resulted in an increase to cumulative distributions in excess of net income and a decrease to total assets of $0.2 million.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the fair value measurement disclosure requirements by (i) eliminating certain requirements, including disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, (ii) modifying certain requirements, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and (iii) adding certain requirements, including disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for any eliminated or modified disclosures. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.
Issued but Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.RECENT REAL ESTATE ACQUISITIONS
    During the year ended December 31, 2020, the Company acquired three Senior Housing - Leased communities and one Senior Housing - Managed community. These investments were part of the Company’s proprietary development pipeline, and $20.7 million was previously funded through its preferred equity investments in these developments. During the year ended December 31, 2019, the Company acquired one Senior Housing - Leased community, three specialty hospitals/other facilities and one Senior Housing - Managed community. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Land	$5,800	$10,049
Building and improvements	104,952	39,434
Tenant origination and absorption costs intangible assets	2,578	1,438
Tenant relationship intangible assets	347	215
Total consideration	$113,677	$51,136
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of seven years and 25 years, respectively, for acquisitions completed during the year ended December 31, 2020, and six years and 21 years, respectively, for acquisitions completed during the year ended December 31, 2019.
For the year ended December 31, 2020, the Company recognized $12.5 million and $4.8 million of total revenues and net income attributable to common stockholders, respectively, from the facilities acquired during the year ended December 31, 2020. For the year ended December 31, 2019, the Company recognized $0.8 million and $0.4 million of total revenues and net income attributable to common stockholders, respectively, from the facilities acquired during the year ended December 31, 2019.

4.REAL ESTATE PROPERTIES HELD FOR INVESTMENT
Real Estate Investments
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	287	31,761	$3,644,470	$(385,094)	$3,259,376
Senior Housing - Leased	65	4,282	707,634	(87,600)	620,034
Senior Housing - Managed	47	4,924	942,996	(142,538)	800,458
Specialty Hospitals and Other	27	1,092	670,793	(66,021)	604,772
	426	42,059	5,965,893	(681,253)	5,284,640
Corporate Level			802	(404)	398
			$5,966,695	$(681,657)	$5,285,038

As of December 31, 2019

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	296	33,290	$3,701,666	$(306,565)	$3,395,101
Senior Housing - Leased	62	3,820	630,688	(72,278)	558,410
Senior Housing - Managed	46	4,809	907,771	(112,893)	794,878
Specialty Hospitals and Other	25	1,193	639,721	(47,124)	592,597
	429	43,112	5,879,846	(538,860)	5,340,986
Corporate Level			737	(353)	384
			$5,880,583	$(539,213)	$5,341,370

	December 31, 2020	December 31, 2019
Building and improvements	$5,120,598	$5,042,435
Furniture and equipment	249,034	239,229
Land improvements	2,220	1,534
Land	594,843	597,385
	5,966,695	5,880,583
Accumulated depreciation	(681,657)	(539,213)
	$5,285,038	$5,341,370
Operating Leases
As of December 31, 2020, the substantial majority of the Company’s real estate properties (excluding 47 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 16 years. As of December 31, 2020, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $17.5 million and $10.5 million as of December 31, 2020 and 2019, respectively, and letters of credit deposited with the Company totaled approximately $85 million and $83 million as of December 31, 2020 and 2019, respectively. In addition, the Company’s tenants have deposited with the Company $16.9 million and $14.3 million as of December 31, 2020 and 2019, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $20.9 million and $17.6 million during the years ended December 31, 2020 and 2019, respectively.
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

During the year ended December 31, 2020, the auditors for Genesis Healthcare, Inc. (“Genesis”) and subsidiaries of Signature Healthcare (“Signature”) that lease facilities from the Company each expressed substantial doubt over the respective abilities of Genesis and Signature to continue as a going concern. Accordingly, the Company concluded that its leases with Genesis and Signature should no longer be accounted for on an accrual basis and wrote off $14.3 million of non-cash rent receivable balances and lease intangibles related to these leases.
For the year ended December 31, 2020, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2020, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

2021	$434,074
2022	418,547
2023	408,367
2024	409,357
2025	399,984
Thereafter	1,561,535
$3,631,864
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in the Enlivant Joint Venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant. During the year ended December 31, 2020, the Enlivant Joint Venture sold 12 senior housing communities for aggregate gross proceeds of $18.2 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $3.3 million. During the year ended December 31, 2019, the Enlivant Joint Venture sold two senior housing communities for aggregate gross proceeds of $6.3 million, and the Company recorded an aggregate net loss on sale of real estate related to unconsolidated joint venture of $1.7 million. As of December 31, 2020, the Enlivant Joint Venture owned 158 senior housing communities, and the book value of the Company’s investment in the Enlivant Joint Venture was $288.8 million.
The following tables present summarized financial information for the Enlivant Joint Venture and, except for basis adjustments and loss from unconsolidated joint venture, reflect the historical cost basis of the assets which pre-dated the Company’s investment in the Enlivant Joint Venture (in thousands):

	As of December 31,
	2020	2019
Total assets	$490,541	$504,920
Total liabilities	824,410	815,299
Member’s deficit	(333,869)	(310,379)

	Year Ended December 31,
	2020	2019	2018
Total revenues	$299,031	$312,055	$303,486
Operating expenses	240,331	231,659	228,458
Net income	5,196	13,161	10,378

Company’s share of net income	$2,546	$6,449	$5,085
Basis adjustments	19,145	13,245	10,516
Loss from unconsolidated joint venture	$(16,599)	$(6,796)	$(5,431)
The Enlivant Joint Venture has experienced decreased occupancy and increased operating costs as a result of the impact from the COVID-19 pandemic that, if they continue to negatively impact the operating results of the Enlivant Joint Venture for a prolonged period, could result in the determination that the full amount of the Company’s investment is not recoverable, resulting in a possible impairment charge.
Net Investment in Sales-Type Lease
During the year ended December 31, 2020, the Company modified its direct financing lease and reassessed the classification of this lease in accordance with Topic 842 and determined the lease should be accounted for as a sales-type lease. As of December 31, 2020, the Company had a $24.2 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the present value of total rental payments of $2.3 million, plus the estimated purchase price of $24.8 million, less the unearned lease income of $2.8 million and allowance for credit losses of $0.1 million as of December 31, 2020. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $2.7 million, $2.7 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is reflected in interest and other income on the accompanying consolidated statements of income. Upon adoption of Topic 326 on January 1, 2020 and as of the adoption date, the Company recorded a $0.2 million reduction in equity and increase to its allowance for credit losses due to the cumulative effect of the changes contemplated by Topic 326. During the year ended December 31, 2020, the Company reduced its allowance for credit losses by $0.1 million. Future minimum lease payments contractually due under the sales-type lease at December 31, 2020, were as follows: $2.3 million for 2021, $2.4 million for 2022 and $0.8 million for 2023.

5.IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2020
Impairment of Real Estate
During the year ended December 31, 2020, the Company recognized a $4.0 million real estate impairment related to one skilled nursing/transitional care facility sold during the year and three senior housing communities.
Dispositions
During the year ended December 31, 2020, the Company completed the sale of eight skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $50.0 million. The net carrying value of the assets and liabilities of these facilities was $47.1 million, which resulted in an aggregate $2.9 million net gain on sale.
During the year ended December 31, 2020, the Company recognized $4.0 million of net income, which includes the $2.9 million net gain on sale and $0.6 million of real estate impairment, during the year ended December 31, 2019, the Company recognized $12.6 million of net loss, which includes $15.5 million of real estate impairment, and during the year ended December 31, 2018, the Company recognized $5.4 million of net income, in each case from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

2019
Impairment of Real Estate
During the year ended December 31, 2019, the Company recognized a $121.8 million real estate impairment, of which $95.2 million related to the 30 Senior Care Centers facilities that the Company sold and one additional Senior Care Centers facility that the Company transitioned to another operator, and the remaining $26.6 million related to six skilled nursing/transitional care facilities that were subsequently sold, and four senior housing communities.
Dispositions
During the year ended December 31, 2019, the Company completed the sale of 39 skilled nursing/transitional care facilities and seven senior housing communities for aggregate consideration, net of closing costs, of $323.6 million. The net carrying value of the assets and liabilities of these facilities was $321.3 million, resulting in an aggregate $2.3 million net gain on sale.
During the year ended December 31, 2019, the Company recognized $84.9 million of net loss, which includes $89.4 million of real estate impairment and the $2.3 million net gain on sale, and during the year ended December 31, 2018, recognized $19.1 million of net income, which includes $0.9 million of real estate impairment, in each case from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2018
Impairment of Real Estate
During the year ended December 31, 2018, the Company recognized a $1.4 million real estate impairment, of which $0.9 million related to one skilled nursing/transitional care facility that was subsequently sold and $0.5 million related to one senior housing community sold during the year.
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
During the year ended December 31, 2018, the Company recognized $151.3 million of net income, which includes the $128.2 million net gain on sale and $0.5 million of real estate impairment. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Lease Intangible Assets:
Above market leases	$35,695	$51,040
Tenant origination and absorption costs	60,413	65,234
Tenant relationship	23,289	23,150
Gross lease intangible assets	119,397	139,424
Accumulated amortization	(36,601)	(37,915)
Lease intangible assets, net	$82,796	$101,509
Lease Intangible Liabilities:
Below market leases	$89,389	$99,133
Accumulated amortization	(31,664)	(29,187)
Lease intangible liabilities, net	$57,725	$69,946
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Increase (decrease) to rental income related to above/below market leases, net	$849	$508	$(7,701)
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(10,620)	(17,674)	(16,118)
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2020 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2021	$10,277	$8,012
2022	9,936	7,269
2023	8,895	7,269
2024	8,480	7,168
2025	8,012	6,228
Thereafter	37,196	21,779
	$82,796	$57,725

Weighted-average remaining amortization period	10.3 years	8.5 years

7.LOANS RECEIVABLE AND OTHER INVESTMENTS
    As of December 31, 2020 and 2019, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2020
Investment	Quantity as of December 31, 2020	Property Type	Principal Balance as of December 31, 2020 (1)	Book Value as of December 31, 2020	Book Value as of December 31, 2019	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2020
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	3,343	3,352	2,487	8.0%	7.8%	09/30/22
Other	16	Multiple	42,977	39,005	42,147	6.8%	6.9%	03/01/21- 08/31/28
	18		65,320	61,357	63,634	7.8%	7.9%

Allowance for loan losses			—	(2,458)	(564)
			$65,320	$58,899	$63,070
Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	43,724	43,940	44,304	11.3%	11.3%	N/A
Total	24		$109,044	$102,839	$107,374	9.2%	9.3%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of December 31, 2020 and 2019, the Company had four loans receivable investments, with an aggregate principal balance of $2.1 million and $27.7 million, respectively, that were considered to have deteriorated credit quality. As of December 31, 2020 and 2019, the book value of the outstanding loans with deteriorated credit quality was $0.5 million and $4.2 million, respectively.
The following table presents changes in the accretable yield for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Accretable yield, beginning of period	$39	$449	$2,483
Accretion recognized in earnings	(27)	(377)	(2,761)
Reduction due to payoff	—	(33)	—
Net reclassification from nonaccretable difference	—	—	727
Accretable yield, end of period	$12	$39	$449
During the year ended December 31, 2020, the Company increased its allowance for loan losses by $1.9 million.
As of December 31, 2020, the Company had a $2.5 million allowance for loan losses. As of December 31, 2020, two loans receivable investments with no book value were on nonaccrual status. As of December 31, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
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

8.DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of December 31, 2020 (1)	Principal Balance as of December 31, 2019 (1)	Weighted Average Interest Rate at December 31, 2020 (2)	Maturity Date
Fixed Rate	$80,199	$114,777	3.39%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million and $1.7 million as of December 31, 2020 and 2019, respectively.
(2)    Weighted average interest rate includes private mortgage insurance.
During the year ended December 31, 2020, the Company sold three facilities that secured an aggregate $31.8 million of debt which was assumed by the buyers of the facilities and recognized a $0.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sales.
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
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31,
Title	Maturity Date	2020 (1)	2019 (1)
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	$300,000	$300,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
		$1,250,000	$1,250,000
(1)    Principal balance does not include premium, net of $6.4 million and deferred financing costs, net of $8.0 million as of December 31, 2020 and does not include premium, net of $7.6 million and deferred financing costs, net of $8.8 million as of December 31, 2019.
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
5.125% Notes Due 2026. In connection with the Company’s merger with Care Capital Properties (“CCP”), on August 17, 2017, the Operating Partnership assumed $500.0 million aggregate principal amount of 5.125% senior unsecured notes due 2026 (the “2026 Notes”) issued by Care Capital Properties, LP in July 2016. The 2026 Notes accrue interest at a rate of 5.125% per annum payable semiannually on February 15 and August 15 of each year.
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
5.38% Notes Due 2027. In connection with the Company’s merger with CCP, on August 17, 2017, the Operating Partnership assumed $100.0 million aggregate principal amount of unregistered 5.38% senior unsecured notes due 2027 (the “2027 Notes”) issued by Care Capital Properties, LP in May 2016. The 2027 Notes accrue interest at a rate of 5.38% per annum payable semiannually on May 17 and November 17 of each year.
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
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes and 2029 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2020.
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
As of December 31, 2020, there were no amounts outstanding under the Revolving Credit Facility and $1.0 billion available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of December 31, 2020, the interest rate on the Revolving Credit Facility was 1.24%.

In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of December 31, 2020, the interest rate on the U.S. dollar Term Loans was 1.39%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of December 31, 2020, the interest rate on the Canadian dollar Term Loan was 1.71%.
The Company has interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under its U.S. dollar Term Loans at a weighted average rate of 1.24% and an interest rate swap that fixes the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 0.93%. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2020, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2020, 2019 and 2018, the Company incurred interest expense of $100.4 million, $126.6 million and $147.1 million, respectively. Interest expense includes non-cash interest expense of $8.4 million, $10.1 million and $10.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company had $16.1 million and $16.7 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2020 (in thousands):

	Secured Indebtedness	Term Loans	Senior Notes	Total
2021	$18,419	$—	$—	$18,419
2022	2,412	105,000	—	107,412
2023	2,478	350,000	—	352,478
2024	2,545	598,100	300,000	900,645
2025	2,615	—	—	2,615
Thereafter	51,730	—	950,000	1,001,730
Total Debt	80,199	1,053,100	1,250,000	2,383,299
Premium, net	—	—	6,442	6,442
Deferred financing costs, net	(1,134)	(8,184)	(8,049)	(17,367)
Total Debt, Net	$79,065	$1,044,916	$1,248,393	$2,372,374

9.DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of December 31, 2020, approximately $13.0 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	December 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,340,000	$1,490,000
Denominated in Canadian Dollars (2)	$250,000	$125,000

Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$52,778	$54,489

Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000

Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$3,522	$1,811
(1)    Balance includes swaps with an aggregate notional amount of $400.0 million, which accretes to $600.0 million in January 2023, and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021. The forward starting interest rate swaps and forward starting interest rate collar have an aggregate notional amount of $245.0 million. Balance as of December 31, 2020 also includes six forward starting interest rate swaps with an effective date of May 2024 and an aggregate notional amount of $250.0 million.
(2)    Balance as of December 31, 2020 includes two forward starting interest rate swaps with an effective date of January 2021 and an aggregate notional amount of CAD $125.0 million.

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2020 and 2019 (dollars in thousands):

		Count as of December 31, 2020	Fair Value		Maturity Dates
			December 31,
Type	Designation		2020	2019		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	—	$—	$4,239	N/A	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	6	10,652	—	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,150	3,238	2025	Accounts receivable, prepaid expenses and other assets, net
			$12,802	$7,477
Liabilities:
Interest rate swaps	Cash flow	10	$23,849	$—	2021-2024	Accounts payable and accrued liabilities
Interest rate collar	Cash flow	1	1,626	—	2024	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	4	10,723	494	2024	Accounts payable and accrued liabilities
Forward starting interest rate collar	Cash flow	1	820	132	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	98,100	96,025	2024	Term loans, net
			$135,118	$96,651
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the years ended December 31, 2020, 2019 and 2018:

	(Loss) Gain Recognized in Other Comprehensive Income			(Loss) Gain Reclassified from Accumulated Other Comprehensive Income Into Income			Income Statement Location
	For the year ended December 31,
	2020	2019	2018	2020	2019	2018
Cash Flow Hedges:
Interest rate products	$(35,320)	$(19,932)	$2,707	$(8,072)	$5,545	$3,099	Interest expense
Net Investment Hedges:
Foreign currency products	(758)	(772)	3,554	—	—	—	N/A
CAD term loan	(2,075)	(4,325)	7,888	—	—	—	N/A
	$(38,153)	$(25,029)	$14,149	$(8,072)	$5,545	$3,099
During the years ended December 31, 2020, 2019 and 2018, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2020, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.1 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $0.1 million of other expense and $5,000 and $34,000 of other income, respectively, related to the portion of derivatives not designated as hedging instruments.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$12,802	$—	$12,802	$(7,420)	$—	$5,382
Offsetting Liabilities:
Derivatives	$37,018	$—	$37,018	$(7,420)	$—	$29,598

	As of December 31, 2019
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,477	$—	$7,477	$(544)	$—	$6,933
Offsetting Liabilities:
Derivatives	$626	$—	$626	$(544)	$—	$82
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30.5 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $29.6 million.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 12% with a weighted average rate of 9% in its fair value calculation. As such, the Company classifies these instruments as Level 3.

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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020 and 2019 whose carrying amounts do not approximate their fair value (in thousands):

	December 31, 2020			December 31, 2019
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$65,320	$58,899	$60,421	$67,527	$63,070	$59,832
Preferred equity investments	43,724	43,940	44,597	43,893	44,304	44,493
Financial liabilities:
Senior Notes	1,250,000	1,248,393	1,362,678	1,250,000	1,248,773	1,328,714
Secured indebtedness	80,199	79,065	79,326	114,777	113,070	105,510
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2020 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$60,421	$—	$—	$60,421
Preferred equity investments	44,597	—	—	44,597
Financial liabilities:
Senior Notes	1,362,678	—	1,362,678	—
Secured indebtedness	79,326	—	—	79,326

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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2020, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Forward starting interest rate swaps	$10,652	$—	$10,652	$—
Cross currency interest rate swaps	2,150	—	2,150	—
Financial liabilities:
Interest rate swaps	23,849	—	23,849	—
Interest rate collar	1,626	—	1,626	—
Forward starting interest rate swaps	10,723	—	10,723	—
Forward starting interest rate collars	820	—	820	—

11.EQUITY
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
On December 11, 2019, the Company established a new ATM program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement.
During the year ended December 31, 2020, the Company sold 3.7 million shares under the ATM Program at an average price of $16.23 per share, generating gross proceeds of $60.0 million, before $0.9 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below). During the year ended December 31, 2019, the Company sold an aggregate 26.8 million shares under the ATM Program and Prior ATM Program at an average price of $20.92 per share, generating gross proceeds of $560.0 million, before $7.7 million of commissions.

Additionally, during the year ended December 31, 2020, the Company utilized the forward feature of the ATM Program to allow for the sale of up to an aggregate sales price of $45.3 million of the Company’s common stock at an initial weighted average price of $17.44 per share, net of commissions. The forward sale agreements have a one year term during which time the Company may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2020, the Company settled 1.4 million shares at a weighted average net price of $17.45 per share, after commissions, resulting in net proceeds of $25.0 million. As of December 31, 2020, 1.1 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.44, net of commissions.
As of December 31, 2020, the Company had $234.7 million available under the ATM Program.
Other Common Stock Issuances
During the years ended December 31, 2020 and 2019, the Company issued 0.2 million and 0.1 million shares of common stock as a result of restricted stock unit vestings, respectively.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2020, 2019 and 2018, the Company incurred $3.2 million, $1.5 million and $0.4 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019
Foreign currency translation loss	$(1,831)	$(1,516)
Unrealized loss on cash flow hedges	(38,080)	(10,872)
Total accumulated other comprehensive loss	$(39,911)	$(12,388)

12.STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company effective as of November 15, 2010 in connection with the Company’s separation from Sun and was most recently amended and restated in April 2017. The 2009 Performance Incentive Plan provides for the granting of stock-based compensation, including stock options, time-based stock units, funds from operations-based stock units (“FFO Units”), relative total stockholder return-based stock units (“TSR Units”) and performance-based restricted stock units to directors, officers and other team members in connection with their employment with or services provided to the Company.
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
The following table summarizes additional information concerning restricted stock units at December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2019	1,737,862	$18.35
Granted	623,523	17.13
Vested	(540,751)	17.84
Dividends reinvested	157,905	18.44
Cancelled/forfeited	(163,124)	20.70
Unvested as of December 31, 2020	1,815,415	$17.88
As of December 31, 2020, the weighted average remaining vesting period of restricted stock units was 2.6 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2020, 2019 and 2018 was $17.13, $20.59 and $16.02, respectively. The total fair value of units vested during the years ended December 31, 2020, 2019 and 2018 was $10.7 million, $7.9 million and $3.6 million, respectively.
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

	2020	2019	2018
Risk free interest rate	0.17% - 1.63%	1.57% - 2.54%	2.36% - 2.59%
Expected stock price volatility	23.80% - 53.17%	23.80% - 28.57%	28.57% - 30.02%
Expected service period	2.7 - 3.0 years	2.4 - 3.0 years	2.5 - 3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2020, 2019 and 2018, the Company recognized $7.9 million, $9.8 million and $7.6 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income. As of December 31, 2020, there was $20.8 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.6 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2020, 2019 and 2018, the Company’s matching contributions were approximately $0.2 million.

13.INCOME TAXES
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
As a result of acquisitions in Canada during 2015, the Company is subject to income taxes under the laws of Canada. The Company recorded a $0.6 million, $0.5 million and $0.6 million income tax benefit during the years ended December 31, 2020, 2019 and 2018, respectively, with respect to its Canadian operations. Due to uncertainty over the Company’s ability to utilize this income tax benefit in future periods, the Company recorded a valuation allowance of $0.8 million, $0.5 million and $0.7 million against the deferred tax benefit during the years ended December 31, 2020, 2019 and 2018, respectively.

The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2016 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net income attributable to common stockholders	$138,417	$68,996	$269,314

Denominator
Basic weighted average common shares and common equivalents	206,223,503	187,172,210	178,305,738
Dilutive stock options and restricted stock units	1,029,327	954,882	416,006
Diluted weighted average common shares	207,252,830	188,127,092	178,721,744

Net income attributable to common stockholders, per:
Basic common share	$0.67	$0.37	$1.51

Diluted common share	$0.67	$0.37	$1.51
During the years ended December 31, 2020, 2019 and 2018, approximately 67,000, 1,000 and 121,000 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. No stock options were outstanding as of December 31, 2020 and 2019, and no stock options were considered anti-dilutive during the year ended December 31, 2018.

15.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2020, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company’s results of operations, financial condition or cash flows.

16.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dividend Declaration
On February 2, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 26, 2021 to stockholders of record as of the close of business on February 12, 2021.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Recoveries	Uncollectible Accounts Written-off	Balance at End of Year
Year ended December 31, 2020
Allowance for loan losses (1)	$542	$1,916	$—	$—	$2,458
Allowance for credit losses - sales-type lease (1)	189	(61)	—	—	128
	$731	$1,855	$—	$—	$2,586

Year ended December 31, 2019
Allowance for doubtful accounts (2)	$3,706	$—	$—	$(3,706)	$—
Straight-line rent receivable allowance (2)	35,778	—	—	(35,778)	—
Allowance for loan losses	1,258	1,238	—	(1,932)	564
	$40,742	$1,238	$—	$(41,416)	$564

Year ended December 31, 2018
Allowance for doubtful accounts	$5,520	$986	$(2,718)	$(82)	$3,706
Straight-line rent receivable allowance	12,355	39,646	—	(16,223)	35,778
Allowance for loan losses	97	1,161	—	—	1,258
	$17,972	$41,793	$(2,718)	$(16,305)	$40,742
(1)    In conjunction with the adoption of Topic 326 on January 1, 2020, the Company recognized the cumulative effect through an adjustment to equity to increase (decrease) cumulative distributions in excess of net income by ($22,000) and $189,000 for loan loss reserves and allowance for credit losses - sales-type lease, respectively. These amounts are included in the balances at beginning of year for 2020 but are excluded from the balances at end of year for 2019.
(2)    Balances written-off in connection with the adoption of Topic 842 on January 1, 2019.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2020
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Forest Hills (SNF)	Broken Arrow, OK	100%	(4)	$1,653	$11,259	$12,912	$—	$1,653	$9,409	$11,062	$(3,764)	1994/2008, 2009/2010, 2015	11/15/10	40
Seminole Estates	Seminole, OK	100%	—	655	3,527	4,182	—	655	3,134	3,789	(1,197)	1987/2020	11/15/10	32
Bedford Hills	Bedford, NH	100%	5,595	1,911	12,245	14,156	—	1,911	10,687	12,598	(4,434)	1992/2010, 2019	11/15/10	36
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,289	1,601	(918)	1890/2005	11/15/10	20
Lake Drive	Henryetta, OK	100%	—	160	549	709	—	160	40	200	(34)	1968	11/15/10	10
Mineral Springs	North Conway, NH	100%	11,334	417	5,352	5,769	—	417	4,580	4,997	(1,890)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	9,547	454	4,531	4,985	—	454	3,747	4,201	(1,397)	1984/1986, 1987, 2009	11/15/10	41
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(5,905)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(4,405)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	—	2,460	25,240	27,700	(6,934)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,640	22,620	24,260	(6,336)	2008	08/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	179	2,527	12,632	15,159	(3,470)	1927/1990, 2007/2016	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	106	2,617	11,768	14,385	(2,959)	1958/2009/ 2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	1,333	509	6,351	6,860	(1,975)	1981/2013	05/10/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(3,303)	2003/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(2,465)	2003/2012, 2015	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(1,667)	2002/2012, 2018	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(5,824)	1962/1996, 2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(3,454)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(746)	1970/1979, 1983, 1994	02/14/14	40
Regency	South Sioux City, NE	100%	—	246	6,206	6,452	—	246	6,206	6,452	(1,614)	1962/1968, 1975, 2000, 2004	02/14/14	40
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(3,089)	1985/2017, 2018	03/05/14	40
Adams PARC	Bartlesville, OK	100%	—	1,332	6,904	8,236	115	1,332	7,019	8,351	(1,338)	1989/2019	10/29/14	40
PARCway	Oklahoma City, OK	100%	—	2,189	23,567	25,756	1,056	2,189	24,623	26,812	(4,405)	1963/1984, 2018, 2019	10/29/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Brookhaven Extensive Care	Norman, OK	100%	—	869	5,236	6,105	109	869	5,345	6,214	(1,134)	2001/2013, 2019	10/29/14	40
Cadia Healthcare of Hyattsville	Hyattsville, MD	100%	—	6,343	65,573	71,916	14	6,343	65,587	71,930	(10,867)	1950/1976, 2008	06/30/15	40
Cadia Healthcare of Annapolis	Annapolis, MD	100%	—	1,548	40,773	42,321	103	1,548	40,876	42,424	(6,314)	1964/1993, 2012	06/30/15	40
Cadia Healthcare of Wheaton	Wheaton, MD	100%	—	676	56,897	57,573	22	676	56,919	57,595	(8,618)	1966/1991, 2012	06/30/15	40
Cadia Healthcare of Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	4,733	1,475	60,970	62,445	(8,200)	1950/1953, 1975, 2014, 2019, 2020	11/25/15	40
Cadia Healthcare of Spring Brook	Silver Spring, MD	100%	—	963	48,085	49,048	7	963	48,092	49,055	(5,945)	1965/2015	07/26/16	40
Andrew Residence	Minneapolis, MN	100%	—	2,931	6,943	9,874	565	2,931	7,462	10,393	(849)	1941/2014, 2019	08/17/17	40
Avamere Riverpark of Eugene	Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(3,096)	1988/2016	08/17/17	40
Avamere Rehab of Lebanon	Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(1,277)	1974	08/17/17	40
Avamere Crestview of Portland	Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(1,824)	1964/2016	08/17/17	40
Avamere Rehabilitation of King City	Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(1,086)	1975	08/17/17	40
Avamere Rehabilitation of Hillsboro	Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(1,263)	1973	08/17/17	40
Avamere Rehab of Junction City	Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(738)	1966/2015	08/17/17	40
Avamere Rehab of Eugene	Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(1,801)	1966/2016	08/17/17	40
Avamere Rehab of Coos Bay	Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(826)	1968	08/17/17	40
Avamere Rehab of Clackamas	Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(477)	1961	08/17/17	40
Avamere Rehab of Newport	Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(456)	1973/2014	08/17/17	40
Avamere Rehab of Oregon City	Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(1,093)	1974	08/17/17	40
Avamere Transitional Care of Puget Sound	Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(1,217)	2017	08/17/17	40
Richmond Beach Rehab	Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(1,347)	1993/2014	08/17/17	40
St. Francis of Bellingham	Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(1,442)	1984/2015	08/17/17	40
Avamere Olympic Rehabilitation of Sequim	Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(502)	1974	08/17/17	40
Avamere Heritage Rehabilitation of Tacoma	Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(487)	1968	08/17/17	40
Avamere at Pacific Ridge	Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(255)	1972/2014	08/17/17	40
Avamere Rehabilitation of Cascade Park	Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(1,473)	1991	08/17/17	40
The Pearl at Kruse Way	Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(1,260)	2005/2016	08/17/17	40
Avamere at Medford	Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(4,091)	1974/2016	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avamere Bellingham Healthcare and Rehab Services	Bellingham, WA	100%	—	2,908	2,058	4,966	—	2,908	2,058	4,966	(260)	1972/2015	08/17/17	40
Queen Anne Healthcare	Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(609)	1970	08/17/17	40
Avamere Transitional Care and Rehab - Boise	Boise, ID	100%	—	681	9,348	10,029	—	681	9,348	10,029	(890)	1979	08/17/17	40
Avamere Transitional Care at Sunnyside	Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(1,451)	1981	08/17/17	40
Avamere Health Services of Rogue Valley	Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(2,227)	1961/2016	08/17/17	40
Avamere Transitional Care and Rehab - Malley	Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,272	30,934	(3,114)	1972/2016	08/17/17	40
Avamere Transitional Care and Rehab - Brighton	Brighton, CO	100%	—	1,933	11,624	13,557	200	1,933	11,824	13,757	(1,124)	1971	08/17/17	40
Phoenix Rehabilitation Services	Phoenix, AZ	100%	—	1,270	11,502	12,772	—	1,270	11,502	12,772	(1,038)	2008	08/17/17	40
Tustin Subacute Care Facility	Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(1,025)	2008	08/17/17	40
La Mesa Inpatient Rehabilitation Facility	La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(746)	2012	08/17/17	40
Golden Living Center - Westminster	Westminster, MD	100%	—	2,128	6,614	8,742	487	2,128	7,101	9,229	(913)	1973/2010, 2019	08/17/17	40
Maple Wood Care Center	Kansas City, MO	100%	—	1,142	3,226	4,368	653	1,142	3,879	5,021	(784)	1983	08/17/17	40
Garden Valley Nursing & Rehab	Kansas City, MO	100%	—	1,985	2,714	4,699	303	1,985	3,017	5,002	(711)	1983	08/17/17	40
Worthington Nursing & Rehab	Parkersburg, WV	100%	—	697	10,688	11,385	285	697	10,973	11,670	(1,293)	1974/1999, 2019	08/17/17	40
Burlington House Rehabilitative and Alzheimer’s Care Center	Cincinnati, OH	100%	—	2,686	10,062	12,748	—	2,686	10,062	12,748	(1,083)	1989/2015	08/17/17	40
Golden Living Center - Charlottesville	Charlottesville, VA	100%	—	2,840	8,450	11,290	1,176	2,840	9,626	12,466	(1,193)	1964/2009, 2019	08/17/17	40
Golden Living Center - Sleepy Hollow	Annandale, VA	100%	—	7,241	17,727	24,968	2,032	7,241	19,759	27,000	(2,190)	1963/2013, 2019	08/17/17	40
Golden Living Center - Petersburg	Petersburg, VA	100%	—	988	8,416	9,404	146	988	8,562	9,550	(922)	1970/2009	08/17/17	40
Golden Living Center - Battlefield Park	Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	9,009	10,183	(955)	1976/2010	08/17/17	40
Golden Living Center - Hagerstown	Hagerstown, MD	100%	—	1,393	13,438	14,831	150	1,393	13,588	14,981	(1,376)	1971/2010	08/17/17	40
Golden Living Center - Cumberland	Cumberland, MD	100%	—	800	16,973	17,773	457	800	17,430	18,230	(1,760)	1968	08/17/17	40
Gilroy Healthcare and Rehabilitation Center	Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(2,117)	1968	08/17/17	40
North Cascades Health and Rehabilitation Center	Bellingham, WA	100%	—	1,437	14,196	15,633	—	1,437	14,196	15,633	(1,323)	1999	08/17/17	40
Granite Rehabilitation & Wellness	Cheyenne, WY	100%	—	387	13,613	14,000	2,246	387	15,859	16,246	(1,806)	1967/2017	08/17/17	40
Rawlins Rehabilitation & Wellness	Rawlins, WY	100%	—	281	6,007	6,288	—	281	6,007	6,288	(556)	1967	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Wind River Rehabilitation & Wellness	Riverton, WY	100%	—	199	11,398	11,597	—	199	11,398	11,597	(1,028)	1967	08/17/17	40
Sage View Care Center	Rock Springs, WY	100%	—	420	8,665	9,085	—	420	8,665	9,085	(815)	1964/2017	08/17/17	40
Shelton Health and Rehabilitation Center	Shelton, WA	100%	—	415	8,965	9,380	—	415	8,965	9,380	(899)	1998	08/17/17	40
Dundee Nursing Home	Bennettsville, SC	100%	—	1,437	4,631	6,068	—	1,437	4,631	6,068	(477)	1958	08/17/17	40
Mt. Pleasant Nursing Center	Mount Pleasant, SC	100%	—	2,689	3,942	6,631	—	2,689	3,942	6,631	(431)	1977/2015	08/17/17	40
Tri-State Comp Care Center	Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(554)	1990/2005	08/17/17	40
Epic-Conway	Conway, SC	100%	—	1,408	10,784	12,192	—	1,408	10,784	12,192	(1,083)	1975	08/17/17	40
Epic- Bayview	Beaufort, SC	100%	—	1,842	11,389	13,231	—	1,842	11,389	13,231	(1,110)	1970	08/17/17	40
Focused Care at Baytown	Baytown, TX	100%	—	479	6,351	6,830	209	479	6,457	6,936	(647)	1970/2019	08/17/17	40
Focused Care at Allenbrook	Baytown, TX	100%	—	426	3,236	3,662	173	426	3,372	3,798	(429)	1975/2019	08/17/17	40
Focused Care at Huntsville	Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,201	3,503	(359)	1968/2019	08/17/17	40
Focused Care at Center	Center, TX	100%	—	231	1,335	1,566	312	231	1,556	1,787	(253)	1972/2019	08/17/17	40
Focused Care at Humble	Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	2,100	4,214	(389)	1972/2019	08/17/17	40
Focused Care at Beechnut	Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	5,876	6,895	(628)	1982/2019	08/17/17	40
Focused Care at Linden	Linden, TX	100%	—	112	256	368	133	112	331	443	(82)	1968/2019	08/17/17	40
Focused Care at Sherman	Sherman, TX	100%	—	469	6,310	6,779	255	469	6,400	6,869	(663)	1971/2019	08/17/17	40
Focused Care at Mount Pleasant	Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,249	7,499	(768)	1970/2019	08/17/17	40
Focused Care at Waxahachie	Waxahachie, TX	100%	—	416	7,259	7,675	582	416	7,789	8,205	(773)	1976/2019	08/17/17	40
Focused Care at Gilmer	Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,605	5,312	(505)	1990/2019	08/17/17	40
Hearthstone of Northern Nevada	Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(902)	1988	08/17/17	40
Golden Living Center - Richmond	Richmond, IN	100%	—	259	9,819	10,078	131	259	9,950	10,209	(936)	1975/2005	08/17/17	40
Golden Living Center - Petersburg	Petersburg, IN	100%	—	581	5,367	5,948	23	581	5,390	5,971	(547)	1970/2009	08/17/17	40
Beverly Health - Ft. Pierce	Fort Pierce, FL	100%	—	787	16,648	17,435	—	787	16,648	17,435	(1,525)	1960/2011	08/17/17	40
Maryville	Maryville, MO	100%	—	114	5,955	6,069	—	150	5,955	6,105	(625)	1972	08/17/17	40
Ashland Healthcare	Ashland, MO	100%	—	765	2,669	3,434	—	765	2,669	3,434	(300)	1993	08/17/17	40
Bellefontaine Gardens	St. Louis, MO	100%	—	2,071	5,739	7,810	—	2,071	5,739	7,810	(645)	1988/1991	08/17/17	40
Current River Nursing Center	Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(816)	1991	08/17/17	40
Dixon Nursing & Rehab	Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(360)	1989/2011	08/17/17	40
Forsyth Nursing & Rehab	Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(858)	1993/2007	08/17/17	40
Glenwood Healthcare	Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(126)	1990	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Silex Community Care	Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(508)	1991	08/17/17	40
South Hampton Place	Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(677)	1994	08/17/17	40
Strafford Care Center	Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(659)	1995	08/17/17	40
Windsor Healthcare & Rehab	Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(625)	1996	08/17/17	40
Park Manor of Conroe	Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(1,711)	2001	08/17/17	40
Park Manor of Cypress Station	Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(1,084)	2003/2013	08/17/17	40
Park Manor of Humble	Humble, TX	100%	—	1,541	12,332	13,873	645	1,541	12,977	14,518	(1,306)	2003/2019	08/17/17	40
Park Manor of Quail Valley	Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(939)	2005	08/17/17	40
Park Manor of Westchase	Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(734)	2005	08/17/17	40
Park Manor of CyFair	Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(1,197)	1999	08/17/17	40
Park Manor of McKinney	McKinney, TX	100%	—	1,441	9,017	10,458	—	1,441	9,017	10,458	(911)	1993/2012	08/17/17	40
Tanglewood Health and Rehabilitation	Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(250)	1973/2013	08/17/17	40
Smoky Hill Health and Rehabilitation	Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(428)	1981	08/17/17	40
Belleville Health Center	Belleville, KS	100%	—	600	1,664	2,264	—	600	1,664	2,264	(213)	1977	08/17/17	40
Westridge Healthcare Center	Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(677)	1965/1984	08/17/17	40
Willow Bend Living Center	Muncie, IN	100%	—	1,168	9,562	10,730	—	1,168	9,562	10,730	(874)	1976/1986	08/17/17	40
Twin City Healthcare	Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(808)	1974	08/17/17	40
Pine Knoll Rehabilitation Center	Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(535)	1986/1998	08/17/17	40
Willow Crossing Health & Rehab Center	Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(983)	1988/2004	08/17/17	40
Persimmon Ridge Center	Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(917)	1964	08/17/17	40
Vermillion Convalescent Center	Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(962)	1971	08/17/17	40
Las Vegas Post Acute & Rehabilitation	Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(1,598)	1964	08/17/17	40
Torey Pines Rehabilitation Hospital	Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(777)	1972/1997	08/17/17	40
Villa Campana Rehabilitation Hospital	Tucson, AZ	100%	—	1,800	4,387	6,187	1,131	1,800	5,518	7,318	(591)	1983/2011, 2020	08/17/17	40
Kachina Point Rehabilitation Hospital	Sedona, AZ	100%	—	2,035	10,981	13,016	714	2,035	11,695	13,730	(1,136)	1984/2011	08/17/17	40
Bay View Rehabilitation Hospital	Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(2,003)	1967	08/17/17	40
Dover Center for Health & Rehabilitation	Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(729)	1969/1992, 2017	08/17/17	40
Augusta Center for Health & Rehabilitation	Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(635)	1967	08/17/17	40
Eastside Center for Health & Rehabilitation	Bangor, ME	100%	—	302	1,811	2,113	2,112	302	3,923	4,225	(281)	1967/1993, 2019	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Winship Green Center for Health & Rehabilitation	Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(212)	1974	08/17/17	40
Brewer Center for Health & Rehabilitation	Brewer, ME	100%	—	177	14,497	14,674	2,436	177	16,933	17,110	(1,450)	1974/1990, 2019	08/17/17	40
Kennebunk Center for Health & Rehabilitation	Kennebunk, ME	100%	—	198	6,822	7,020	76	198	6,898	7,096	(659)	1977	08/17/17	40
Norway Center for Health & Rehabilitation	Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(384)	1976	08/17/17	40
Brentwood Center for Health & Rehabilitation	Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(232)	1952	08/17/17	40
Country Center for Health & Rehabilitation	Newburyport, MA	100%	—	269	4,436	4,705	—	269	4,436	4,705	(575)	1968/2009	08/17/17	40
Sachem Center for Health & Rehabilitation	E. Bridgewater, MA	100%	—	447	1,357	1,804	—	447	1,357	1,804	(216)	1968	08/17/17	40
Eliot Center for Health & Rehabilitation	Natick, MA	100%	—	475	1,491	1,966	—	475	1,491	1,966	(204)	1964	08/17/17	40
The Reservoir Center for Health & Rehabilitation	Marlborough, MA	100%	—	942	1,541	2,483	8,727	942	10,268	11,210	(1,276)	1973/2018	08/17/17	40
Newton Wellesley Center for Alzheimer’s Care	Wellesley, MA	100%	—	1,186	13,917	15,103	—	1,186	13,917	15,103	(1,277)	1971	08/17/17	40
Colony Center for Health & Rehabilitation	Abington, MA	100%	—	1,727	2,103	3,830	—	1,727	2,103	3,830	(268)	1965	08/17/17	40
Westgate Center for Rehab & Alzheimer’s Care	Bangor, ME	100%	—	229	7,171	7,400	203	229	7,374	7,603	(716)	1969/1993	08/17/17	40
New Orange Hills	Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(1,390)	1987/2020	08/17/17	40
Millbrook Healthcare & Rehabilitation Center	Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(600)	2008	08/17/17	40
Pleasant Valley Health & Rehab	Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(739)	2008	08/17/17	40
Focused Care at Clarksville	Clarksville, TX	100%	—	279	4,269	4,548	100	279	4,369	4,648	(496)	1989/2019	08/17/17	40
McKinney Healthcare & Rehab	McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(641)	2006	08/17/17	40
Golden Living Center - Hopkins	Hopkins, MN	100%	—	807	4,668	5,475	530	807	5,198	6,005	(672)	1961/2008, 2019	08/17/17	40
Golden Living Center - Florence	Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(418)	1970	08/17/17	40
Golden Living Center - South Shore	St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(217)	1960/1997	08/17/17	40
Golden Living Center - Rochester East	Rochester, MN	100%	—	645	7,067	7,712	178	645	7,245	7,890	(727)	1967/2011, 2019	08/17/17	40
Golden Living Center - Wisconsin Dells	Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(238)	1972/2006	08/17/17	40
Golden Living Center - Sheboygan	Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(358)	1967/2012	08/17/17	40
Golden Living Center - Hendersonville	Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(407)	1979	08/17/17	40
Focused Care at Corpus	Corpus Christi, TX	100%	—	366	6,961	7,327	127	51	1,061	1,112	(373)	1973/2010	08/17/17	40
Focused Care at Burnet Bay	Baytown, TX	100%	—	579	22,317	22,896	103	579	22,420	22,999	(2,022)	2000/2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Focused Care at Cedar Bayou	Baytown, TX	100%	—	589	20,475	21,064	328	589	20,803	21,392	(1,952)	2008	08/17/17	40
Focused Care at Westwood	Houston, TX	100%	—	1,300	13,353	14,653	31	1,300	13,384	14,684	(1,298)	2006	08/17/17	40
Focused Care at Pasadena	Pasadena, TX	100%	—	1,148	23,579	24,727	38	1,148	23,617	24,765	(2,170)	2004	08/17/17	40
Focused Care at Webster	Webster, TX	100%	—	904	10,315	11,219	24	904	10,339	11,243	(1,027)	2000/2009	08/17/17	40
Focused Care at Summer Place	Beaumont, TX	100%	—	945	20,424	21,369	253	945	20,677	21,622	(1,875)	2009	08/17/17	40
Focused Care at Orange	Orange, TX	100%	—	711	10,737	11,448	171	711	10,908	11,619	(1,034)	2006	08/17/17	40
Signature Healthcare of Whitesburg Gardens	Huntsville, AL	100%	—	634	28,071	28,705	—	634	28,071	28,705	(2,479)	1968/2012	08/17/17	40
Signature Healthcare of Terre Haute	Terre Haute, IN	100%	—	644	37,451	38,095	—	644	37,451	38,095	(3,716)	1996/2013	08/17/17	40
Signature Healthcare at Larkin Springs	Madison, TN	100%	—	902	3,850	4,752	—	902	3,850	4,752	(465)	1969/2016	08/17/17	40
Signature Healthcare of Savannah	Savannah, GA	100%	—	1,235	3,765	5,000	—	1,235	3,765	5,000	(476)	1970/2015	08/17/17	40
Signature Healthcare of Bluffton	Bluffton, IN	100%	—	254	5,105	5,359	—	254	5,105	5,359	(549)	1970/2015	08/17/17	40
Signature Healthcare of Bowling Green	Bowling Green, KY	100%	—	280	13,975	14,255	—	280	13,975	14,255	(1,364)	1970/2015	08/17/17	40
Oakview Nursing and Rehabilitation Center	Calvert City, KY	100%	—	1,176	7,012	8,188	—	1,176	7,012	8,188	(727)	1962/2015	08/17/17	40
Fountain Circle Care and Rehabilitation Center	Winchester, KY	100%	—	554	13,207	13,761	—	554	13,207	13,761	(1,316)	1967/2015	08/17/17	40
Riverside Care & Rehabilitation Center	Calhoun, KY	100%	—	613	7,643	8,256	—	613	7,643	8,256	(814)	1963/2015	08/17/17	40
Signature Healthcare of Bremen	Bremen, IN	100%	—	173	7,393	7,566	—	173	7,393	7,566	(720)	1982/2015	08/17/17	40
Signature Healthcare of Muncie	Muncie, IN	100%	—	374	27,429	27,803	—	374	27,429	27,803	(2,476)	1980/2013	08/17/17	40
Signature Healthcare at Parkwood	Lebanon, IN	100%	—	612	11,755	12,367	—	612	11,755	12,367	(1,124)	1977/2012	08/17/17	40
Signature Healthcare at Tower Road	Marietta, GA	100%	—	364	16,116	16,480	—	364	16,116	16,480	(1,580)	1969/2015	08/17/17	40
Danville Centre for Health and Rehabilitation	Danville, KY	100%	—	790	9,356	10,146	—	790	9,356	10,146	(1,075)	1962/2015	08/17/17	40
Signature Healthcare at Hillcrest	Owensboro, KY	100%	—	1,048	22,587	23,635	—	1,048	22,587	23,635	(2,118)	1963/2011	08/17/17	40
Signature Healthcare of Elizabethtown	Elizabethtown, KY	100%	—	239	4,853	5,092	—	239	4,853	5,092	(509)	1969	08/17/17	40
Signature Healthcare of Primacy	Memphis, TN	100%	—	1,633	9,371	11,004	—	1,633	9,371	11,004	(962)	1981/2015	08/17/17	40
Signature Healthcare of Harbour Pointe	Norfolk, VA	100%	—	705	16,451	17,156	—	705	16,451	17,156	(1,746)	1969/2015	08/17/17	40
Harrodsburg Health & Rehabilitation Center	Harrodsburg, KY	100%	—	1,049	9,851	10,900	—	1,049	9,851	10,900	(1,077)	1975/2016	08/17/17	40
Signature Healthcare of Putnam County	Cookeville, TN	100%	—	1,034	15,555	16,589	—	1,034	15,555	16,589	(1,493)	1979/2016	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Signature Healthcare of Fayette County	Washington Court House, OH	100%	—	405	4,839	5,244	—	405	4,839	5,244	(551)	1984/2015	08/17/17	40
Signature Healthcare of Galion	Galion, OH	100%	—	836	668	1,504	—	836	668	1,504	(124)	1967/1985	08/17/17	40
Signature Healthcare of Roanoke Rapids	Roanoke Rapids, NC	100%	—	373	10,308	10,681	—	373	10,308	10,681	(1,088)	1967/2015	08/17/17	40
Signature Healthcare of Kinston	Kinston, NC	100%	—	954	7,987	8,941	—	954	7,987	8,941	(945)	1960/2015	08/17/17	40
Signature Healthcare of Chapel Hill	Chapel Hill, NC	100%	—	809	2,703	3,512	302	809	3,005	3,814	(460)	1984/2015	08/17/17	40
Signature Healthcare of Chillicothe	Chillicothe, OH	100%	—	260	8,924	9,184	—	260	8,924	9,184	(972)	1974/2015	08/17/17	40
Signature Healthcare of Coshocton	Coshocton, OH	100%	—	374	2,530	2,904	—	374	2,530	2,904	(373)	1974/2015	08/17/17	40
McCreary Health & Rehabilitation Center	Pine Knot, KY	100%	—	208	7,665	7,873	—	208	7,665	7,873	(760)	1990	08/17/17	40
Colonial Health & Rehabilitation Center	Bardstown, KY	100%	—	634	4,094	4,728	—	634	4,094	4,728	(474)	1968/2010	08/17/17	40
Glasgow Health & Rehabilitation Center	Glasgow, KY	100%	—	83	2,057	2,140	—	83	2,057	2,140	(288)	1968	08/17/17	40
Green Valley Health & Rehabilitation Center	Carrollton, KY	100%	—	124	1,693	1,817	—	124	1,693	1,817	(249)	1978/2016	08/17/17	40
Hart County Health & Rehabilitation	Horse Cave, KY	100%	—	208	7,070	7,278	—	208	7,070	7,278	(765)	1993	08/17/17	40
Heritage Hall Health & Rehabilitation Center	Lawrenceburg, KY	100%	—	635	9,861	10,496	—	635	9,861	10,496	(992)	1973	08/17/17	40
Jackson Manor	Annville, KY	100%	—	479	6,078	6,557	—	479	6,078	6,557	(599)	1989	08/17/17	40
Jefferson Manor	Louisville, KY	100%	—	3,528	4,653	8,181	—	3,528	4,653	8,181	(574)	1982/2012	08/17/17	40
Jefferson Place	Louisville, KY	100%	—	2,207	20,733	22,940	—	2,207	20,733	22,940	(1,928)	1991/2010	08/17/17	40
Monroe Health & Rehabilitation Center	Tompkinsville, KY	100%	—	333	9,556	9,889	—	333	9,556	9,889	(950)	1969	08/17/17	40
North Hardin Health & Rehabilitation Center	Radcliff, KY	100%	—	1,815	7,470	9,285	—	1,815	7,470	9,285	(941)	1986	08/17/17	40
Professional Care Health & Rehabilitation Center	Hartford, KY	100%	—	312	8,189	8,501	—	312	8,189	8,501	(832)	1967	08/17/17	40
Rockford Health & Rehabilitation Center	Louisville, KY	100%	—	427	6,003	6,430	—	427	6,003	6,430	(650)	1975/2005	08/17/17	40
Summerfield Health & Rehabilitation Center	Louisville, KY	100%	—	1,134	9,166	10,300	—	1,134	9,166	10,300	(1,018)	1979/2013	08/17/17	40
Tanbark Senior Living	Lexington, KY	100%	—	2,558	4,311	6,869	—	2,558	4,311	6,869	(521)	1989	08/17/17	40
Summit Manor Health & Rehabilitation Center	Columbia, KY	100%	—	114	11,141	11,255	—	114	11,141	11,255	(1,084)	1965	08/17/17	40
Belle View Estates Rehabilitation and Care Center	Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(371)	1995	08/17/17	40
River Chase Rehabilitation and Care Center	Morrilton, AR	100%	—	508	—	508	—	508	—	508	—	1988/2019	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Heartland Rehabilitation and Care Center	Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(786)	1992	08/17/17	40
River Ridge Rehabilitation and Care Center	Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(431)	1990	08/17/17	40
Brookridge Cove Rehabilitation and Care Center	Morrilton, AR	100%	—	412	2,642	3,054	—	466	2,642	3,108	(349)	1996	08/17/17	40
Southern Trace Rehabilitation and Care Center	Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(847)	1989/2015	08/17/17	40
Lake Village Rehabilitation and Care Center	Lake Village, AR	100%	—	507	4,838	5,345	—	507	4,838	5,345	(526)	1998	08/17/17	40
Savannah Specialty Care Center	Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(1,095)	1972	08/17/17	40
Pettigrew Rehabilitation Center	Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(892)	1968/2006	08/17/17	40
Sunnybrook Rehabilitation Center	Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(1,114)	1971	08/17/17	40
Raleigh Rehabilitation Center	Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(1,645)	1967/2007	08/17/17	40
Cypress Pointe Rehabilitation Center	Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(534)	1966/2013	08/17/17	40
Silas Creek Rehabilitation Center	Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(396)	1965	08/17/17	40
Lincolnton Rehabilitation Center	Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(949)	1976	08/17/17	40
Rehabilitation and Nursing Center of Monroe	Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(626)	1963/2005	08/17/17	40
Guardian Care of Zebulon	Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(782)	1973/2010	08/17/17	40
Guardian Care of Rocky Mount	Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(1,644)	1975	08/17/17	40
San Pedro Manor	San Antonio, TX	100%	—	671	2,504	3,175	—	671	2,504	3,175	(302)	1986	08/17/17	40
Park Manor Health Care & Rehabilitation	DeSoto, TX	100%	—	942	6,033	6,975	—	942	6,033	6,975	(629)	1987	08/17/17	40
Avalon Place - Trinity	Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(432)	1985/2019	08/17/17	40
Avalon Place - Kirbyville	Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(624)	1987	08/17/17	40
Heritage House of Marshall	Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(474)	2008	08/17/17	40
Autumn Woods Residential Health Care Facility	Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(2,636)	1961/2001	08/17/17	40
Autumn View Health Care Facility	Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(4,881)	1983/2014	08/17/17	40
Brookhaven Health Care Facility	East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(2,883)	1988/2011	08/17/17	40
Harris Hill Nursing Facility	Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(4,112)	1992/2007	08/17/17	40
Garden Gate Health Care Facility	Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(2,808)	1979/2006	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Northgate Health Care Facility	North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(2,768)	1982/2007	08/17/17	40
Seneca Health Care Center	West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(2,473)	1974/2008	08/17/17	40
Blueberry Hill Rehab and Healthcare Center	Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(1,684)	1965/2015	08/17/17	40
River Terrace Rehabilitation and Healthcare Center	Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(740)	1970/2005	08/17/17	40
The Crossings East Campus	New London, CT	100%	—	505	2,248	2,753	48	505	2,296	2,801	(369)	1967/2016	08/17/17	40
Parkway Pavilion Healthcare	Enfield, CT	100%	—	437	16,461	16,898	27	437	16,488	16,925	(1,611)	1968/2015	08/17/17	40
Quincy Health & Rehabilitation Center	Quincy, MA	100%	—	894	904	1,798	129	894	1,033	1,927	(166)	1965/2003	08/17/17	40
Den-Mar Health & Rehabilitation Center	Rockport, MA	100%	—	—	1,765	1,765	—	—	1,765	1,765	(221)	1963/1993	08/17/17	40
Firesteel Healthcare Community	Mitchell, SD	100%	—	621	14,059	14,680	8,716	621	22,775	23,396	(3,266)	1966/2017	08/17/17	40
Fountain Springs Healthcare Community	Rapid City, SD	100%	—	1,134	13,109	14,243	268	1,134	13,377	14,511	(1,260)	1989/2016, 2019	08/17/17	40
Palisade Healthcare Community	Garretson, SD	100%	—	362	2,548	2,910	297	362	2,845	3,207	(346)	1971/1982, 2019	08/17/17	40
Shepherd of the Valley Healthcare Community	Casper, WY	100%	—	803	19,210	20,013	1,148	803	20,358	21,161	(1,979)	1961/1990, 2019	08/17/17	40
Wheatcrest Hills Healthcare Community	Britton, SD	100%	—	679	3,216	3,895	331	679	3,547	4,226	(400)	1969/2019	08/17/17	40
Riverview Healthcare Community & Independent Living	Flandreau, SD	100%	—	240	6,327	6,567	—	240	6,327	6,567	(632)	1965/1989	08/17/17	40
Prairie View Healthcare Center	Woonsocket, SD	100%	—	383	2,041	2,424	—	383	2,041	2,424	(239)	1968/2012	08/17/17	40
Wingate at Dutchess (Fishkill)	Fishkill, NY	100%	—	964	30,107	31,071	338	964	30,435	31,399	(2,865)	1995	08/17/17	40
Wingate at Ulster (Highland)	Highland, NY	100%	—	4,371	11,473	15,844	136	4,371	11,609	15,980	(1,164)	1998	08/17/17	40
Wingate at Beacon	Beacon, NY	100%	—	—	25,400	25,400	42	—	25,442	25,442	(2,516)	2002	08/17/17	40
Wingate at Springfield	Springfield, MA	100%	—	817	11,357	12,174	—	817	11,357	12,174	(1,090)	1987	08/17/17	40
Wingate at Andover	Andover, MA	100%	—	2,123	5,383	7,506	—	2,123	5,383	7,506	(592)	1992	08/17/17	40
Wingate at Reading	Reading, MA	100%	—	1,534	5,221	6,755	159	1,534	5,380	6,914	(589)	1988	08/17/17	40
Wingate at Sudbury	Sudbury, MA	100%	—	2,017	3,458	5,475	—	2,017	3,458	5,475	(450)	1997	08/17/17	40
Wingate at Belvidere (Lowell)	Lowell, MA	100%	—	1,335	9,019	10,354	—	1,335	9,019	10,354	(935)	1966/2007	08/17/17	40
Wingate at Worcester	Worcester, MA	100%	—	945	8,770	9,715	50	945	8,820	9,765	(891)	1970/1988	08/17/17	40
Wingate at West Springfield	W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(819)	1960/1985	08/17/17	40
Wingate at East Longmeadow	East Longmeadow, MA	100%	—	2,968	8,957	11,925	190	2,968	9,147	12,115	(1,016)	1985/2005	08/17/17	40
Broadway by the Sea	Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(1,168)	1968/2011	09/19/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Coventry Court Health Center	Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(1,375)	1968/2011	09/19/17	40
Fairfield Post-Acute Rehab	Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(2,129)	1966/2006	09/19/17	40
Garden View Post-Acute Rehab	Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(1,626)	1970/2015	09/19/17	40
Grand Terrace Health Care Center	Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(901)	1945/2017	09/19/17	40
Pacifica Nursing & Rehab Center	Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(2,440)	1975	09/19/17	40
Burien Nursing & Rehab Center	Burien, WA	100%	—	823	17,431	18,254	—	826	17,431	18,257	(1,635)	1965/2014	09/19/17	40
Park West Care Center	Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(834)	1963/2016	09/19/17	40
Beachside Nursing Center	Huntington Beach, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(945)	1965/2010	09/19/17	40
Chatsworth Park Health Care	Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(1,684)	1976	09/19/17	40
Cottonwood Post-Acute Rehab	Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(741)	1975/2010	09/19/17	40
Danville Post-Acute Rehab	Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(1,599)	1965	09/19/17	40
Lake Balboa Care Center	Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(1,478)	1958/2015	09/19/17	40
Lomita Post-Acute Care Center	Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(1,437)	1969	09/19/17	40
University Post-Acute Rehab	Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(1,653)	1972	09/19/17	40
Issaquah Nursing & Rehab Center	Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(859)	1975/2012	09/19/17	40
Alamitos-Belmont Rehab Hospital	Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(2,081)	1966/2014	09/19/17	40
Edgewater Skilled Nursing Center	Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(598)	1952/2013	09/19/17	40
Fairmont Rehabilitation Hospital	Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(1,848)	1965	09/19/17	40
Palm Terrace Care Center	Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(1,417)	1966	09/19/17	40
Woodland Nursing & Rehab	Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(1,555)	1930/2007	09/19/17	40
Park Manor at Bee Cave	Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,413	12,520	(1,117)	2014	12/15/17	40
Ramona	El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(1,700)	1965	01/10/18	40
Park Ridge	Shoreline, WA	100%	—	8,861	11,478	20,339	—	8,861	11,478	20,339	(1,170)	1964/2012	01/19/18	40
			26,476	376,386	3,218,616	3,595,002	63,018	376,164	3,268,306	3,644,470	(385,094)
Senior Housing - Leased
Forest Hills (ALF)	Broken Arrow, OK	100%	(4)	1,803	3,927	5,730	—	1,803	3,294	5,097	(1,655)	2000/2018	11/15/10	30
Langdon Place of Exeter	Exeter, NH	100%	2,547	571	7,183	7,754	—	571	5,940	6,511	(2,374)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	4,887	—	5,654	5,654	—	—	4,605	4,605	(1,638)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	3,912	304	3,992	4,296	—	304	3,437	3,741	(1,594)	1995	11/15/10	46

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Langdon Place of Dover	Dover, NH	100%	3,164	801	10,036	10,837	—	801	8,632	9,433	(3,384)	1987/2009, 2019	11/15/10	42
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	3,294	3,550	(1,770)	2004/2011	11/22/11	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(240)	1996/2018	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(1,569)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(728)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	249	684	6,081	6,765	(1,497)	1999/2001, 2012, 2013, 2018	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,125	6,077	(1,229)	2002/2017	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(1,045)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,145	2,889	(574)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(686)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	45	258	3,758	4,016	(1,227)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(2,856)	2006/2008, 2010	12/14/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(1,193)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(3,501)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	4,680	217	14,586	14,803	(2,362)	1989/1991, 1994, 2018, 2019	02/14/14	40
Park Place	Fort Wayne, IN	100%	12,899	2,300	21,115	23,415	2,747	2,300	23,861	26,161	(5,286)	2011/2016, 2018	04/30/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(1,457)	1996/2015	09/29/14	40
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(883)	1988/2014	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,822	5,037	(871)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(1,167)	2011	09/29/14	40
Delaney Creek Lodge	Brandon, FL	100%	—	1,283	8,424	9,707	483	1,283	8,907	10,190	(1,777)	1999/2016	10/01/14	40
Nature Coast Lodge	Lecanto, FL	100%	—	1,031	5,577	6,608	452	1,031	6,030	7,061	(1,395)	1997/2016	10/01/14	40
West Winds	Zephyrhills, FL	100%	—	1,688	9,098	10,786	360	1,688	9,459	11,147	(2,025)	2008/2016	10/01/14	40
Tudor Heights	Baltimore, MD	100%	—	561	4,865	5,426	1,315	344	2,906	3,250	—	1920/1997, 2010, 2015, 2019	10/14/14	40
Life’s Journey of Mattoon	Mattoon, IL	100%	—	812	6,796	7,608	63	111	720	831	(26)	2006/2008	09/01/15	40
Life’s Journey of Pana	Pana, IL	100%	—	154	2,098	2,252	—	23	227	250	(9)	1998/2012	09/01/15	40
Life’s Journey of Taylorville	Taylorville, IL	100%	—	267	5,201	5,468	50	106	1,794	1,900	(226)	2012/2014	09/01/15	40
Life’s Journey of Paris	Paris, IL	100%	—	132	3,090	3,222	—	49	996	1,045	(116)	1998/2013	09/01/15	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	68	1,559	9,127	10,686	(1,475)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	101	1,428	16,239	17,667	(2,323)	1996/1997, 2011, 2019	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	101	527	14,760	15,287	(2,120)	1995/1997, 2019	09/17/15	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	408	1,074	19,829	20,903	(2,950)	1989/1995, 2018	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	(1,463)	2013/2019	11/16/15	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(1,301)	2012	07/01/16	40
Poet’s Walk at Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(2,786)	2016	07/14/16	40
Poet’s Walk at Chandler Oaks	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(1,807)	2016	08/01/16	40
The Montecito Santa Fe	Santa Fe, NM	100%	—	2,536	19,441	21,977	—	2,157	21,736	23,893	(2,643)	2006	09/23/16	40
Montecito - MC	Santa Fe, NM	100%	—	670	7,743	8,413	409	670	8,152	8,822	(38)	2020	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	97	292	6,996	7,288	(976)	1988	11/30/16	40
Poet’s Walk at Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(2,543)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(1,587)	1991	12/02/16	40
Poet’s Walk of Cedar Parks	Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(1,386)	2017	06/01/17	40
Avamere Court at Keizer	Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(2,861)	1970	08/17/17	40
Arbor Court Retirement Community at Alvamar	Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(447)	1995/2014	08/17/17	40
Arbor Court Retirement Community at Salina	Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(303)	1989/2014	08/17/17	40
Arbor Court Retirement Community at Topeka	Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(509)	1986/2014	08/17/17	40
Aspen Grove Assisted Living	Sturgis, SD	100%	—	555	6,487	7,042	—	555	6,487	7,042	(663)	2013	08/17/17	40
Maurice Griffith Manor Living Center	Casper, WY	100%	—	294	72	366	—	294	72	366	(14)	1984/1985	08/17/17	40
The Peaks at Old Laramie Trail (Lafayette)	Lafayette, CO	100%	—	1,085	19,243	20,328	—	1,883	19,196	21,079	(1,758)	2016	12/15/17	40
Prairie View	Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(348)	2007	01/31/18	40
Arbor View Assisted Living	Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(299)	2010	04/16/18	40
Legacy Assisted Living	Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(434)	2015	04/16/18	40
Greenfield of Strasburg	Strasburg, VA	100%	—	666	5,551	6,217	—	666	5,551	6,217	(437)	2001	04/30/18	40
Poets Walk of Sarasota	Sarasota, FL	100%	—	1,440	22,541	23,981	—	1,440	22,541	23,981	(1,617)	2018	05/18/18	40
The Pointe at Lifespring	Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(722)	2017	08/31/18	40
Shavano Park Senior Living	Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(827)	2015	08/31/18	40
Traditions of Beavercreek	Beavercreek, OH	100%	—	1,622	24,215	25,837	7,561	1,622	31,772	33,394	(2,120)	2016	11/01/18	40
Cadence at Poway Gardens	Poway, CA	100%	—	3,693	14,467	18,160	—	3,693	14,467	18,160	(459)	1987/2011	11/22/19	40
Traditions of Brookside (McCordsville)	McCordsville, IN	100%	—	1,587	31,315	32,902	—	1,587	31,315	32,902	(872)	2017	01/07/20	40
Traditions of Beaumont	Louisville, KY	100%	—	1,841	21,827	23,668	—	1,841	21,827	23,668	(552)	2015	01/31/20	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Traditions at Hunter Station (Clarksville)	Sellersburg, IN	100%	—	1,060	28,702	29,762	—	1,060	28,702	29,762	(600)	2015	04/01/20	40
			27,409	58,286	646,247	704,533	23,416	57,412	650,222	707,634	(87,600)
Senior Housing - Managed
Winter Village	Frankenmuth, MI	100%	—	5,027	20,929	25,956	1,201	5,027	22,130	27,157	(5,304)	1982/2008	09/21/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	180	574	8,913	9,487	(2,071)	2010	12/18/12	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	1,056	1,435	18,835	20,270	(3,142)	1998	06/11/15	40
Masonville Manor	London, ON	100%	—	960	19,056	20,016	458	1,013	20,559	21,572	(3,347)	1998/2015, 2019	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	1,415	2,448	10,179	12,627	(1,864)	1990/2019, 2020	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	395	1,921	23,745	25,666	(3,817)	2005/2015	06/11/15	40
Fairwinds Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	626	1,251	22,089	23,340	(3,568)	2000/2019	06/11/15	40
The Shores	Kamloops, BC	100%	4,891	679	8,024	8,703	310	715	8,775	9,490	(1,458)	1992/2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	6,511	843	10,724	11,567	457	284	11,770	12,054	(1,840)	1990/2008	06/11/15	40
Cherry Park	Penticton, BC	100%	4,688	763	6,771	7,534	775	804	7,919	8,723	(1,320)	1990/1991, 2014, 2019	06/11/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	671	4,121	22,818	26,939	(3,386)	2013	09/17/15	40
Ramsey	Ramsey, MN	100%	—	1,182	13,280	14,462	73	1,182	13,353	14,535	(1,318)	2015	10/06/17	40
Marshfield II	Marshfield, WI	100%	—	500	4,134	4,634	23	500	4,157	4,657	(462)	2014	10/06/17	40
Dover Place	Dover, DE	100%	—	2,797	23,054	25,851	169	2,797	23,223	26,020	(2,088)	1999	01/02/18	40
Kanawha Place	Charleston, WV	100%	—	419	4,239	4,658	409	419	4,648	5,067	(578)	1969	01/02/18	40
Leighton Place	Williamsport, PA	100%	—	296	9,191	9,487	240	296	9,431	9,727	(907)	1990/2009	01/02/18	40
Maidencreek Place	Reading, PA	100%	—	684	12,950	13,634	93	684	13,043	13,727	(1,202)	2004	01/02/18	40
Rolling Meadows Place	Scott Depot, WV	100%	—	230	6,271	6,501	312	230	6,575	6,805	(742)	1996	01/02/18	40
Willowbrook Place	Clarks Summit, PA	100%	—	406	9,471	9,877	712	406	10,183	10,589	(1,051)	1997	01/02/18	40
Wyncote Place	Wyncote, PA	100%	—	1,781	4,911	6,692	366	1,781	5,277	7,058	(660)	1909	01/02/18	40
Amity Place	Douglassville, PA	100%	—	611	19,083	19,694	146	611	19,229	19,840	(1,679)	2008	01/02/18	40
Milford Place	Milford, DE	100%	—	1,199	18,786	19,985	237	1,199	19,023	20,222	(1,716)	1999	01/02/18	40
Oak Hill Place	Oak Hill, WV	100%	—	609	2,636	3,245	189	609	2,825	3,434	(396)	2001/2014	01/02/18	40
Seasons Place	Lewisburg, WV	100%	—	355	5,055	5,410	450	355	5,505	5,860	(693)	1995	01/02/18	40
Parkview in Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	46,637	48,827	(8,357)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	46,608	48,747	(8,771)	1986/2013, 2015, 2019	09/25/14	40
The Chateau	McKinney, TX	100%	—	2,760	44,397	47,157	—	2,760	45,571	48,331	(8,297)	2006/2010, 2019	09/25/14	40
Gardens At Wakefield Plantation	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	38,275	40,619	(6,757)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	31,487	36,479	(5,741)	1987/2006, 2015	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	24,782	27,777	(4,614)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	27,568	28,373	(5,097)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	21,466	22,791	(4,231)	1983	09/25/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	22,124	22,654	(4,107)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	20,507	22,503	(4,159)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	19,436	21,839	(3,619)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	20,231	21,311	(3,860)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,768	20,977	(3,419)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	19,160	20,637	(3,656)	2005/2006, 2007/2011, 2019	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	19,036	20,014	(3,565)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	18,904	20,056	(3,620)	1984/1988, 2013	09/25/14	40
Heritage Village	McAllen, TX	100%	—	4,092	13,823	17,915	—	4,092	14,468	18,560	(2,867)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	12,998	15,565	(2,692)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	11,789	13,571	(2,394)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	11,728	12,522	(2,326)	1985/2016	09/25/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	25,275	27,752	(4,676)	1986/2016	10/07/14	40
The Monarch at Richardson	Richardson, TX	100%	—	2,282	10,556	12,838	925	2,282	11,472	13,754	(415)	1999/2020	11/01/19	40
Elan Westpointe	New Braunfels, TX	100%	—	1,312	23,108	24,420	51	1,312	23,159	24,471	(689)	2015	01/15/20	40
			16,090	78,195	827,535	905,730	11,939	78,343	864,653	942,996	(142,538)
Specialty Hospitals and Other
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(17,774)	2009	05/03/11	40
Landmark Aurora	Aurora, CO	100%	—	2,874	12,829	15,703	483	2,874	13,312	16,186	(2,870)	2009/2018	09/20/12	40
Baylor Orthopedic Spine Hospital at Arlington	Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(3,787)	2009/2016	08/17/17	40
Touchstone Neurorecovery Center	Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(2,421)	1992	08/17/17	40
HealthBridge Children’s Hospital (Houston)	Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(1,272)	1999/2009	08/17/17	40
Nexus Specialty Hospital - Woodlands Campus	Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(1,324)	1995/1998	08/17/17	40
HealthBridge Children’s Hospital (Orange)	Orange, CA	100%	—	2,060	5,538	7,598	—	2,060	5,538	7,598	(504)	2000	08/17/17	40
ResCare Tangram - Texas Hill Country School	Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,385	3,287	(241)	1993	08/17/17	40
ResCare Tangram - Chaparral	Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(146)	1994/2009	08/17/17	40
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(251)	1992	08/17/17	40
ResCare Tangram - 618 W. Hutchinson	San Marcos, TX	100%	—	51	359	410	62	51	359	410	(35)	1869	08/17/17	40
ResCare Tangram - Ranch	Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(319)	1989	08/17/17	40
ResCare Tangram - Mesquite	Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(352)	1985/1991	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
ResCare Tangram - Hacienda	Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,815	2,919	(260)	1990/2012	08/17/17	40
ResCare Tangram - Loma Linda	Seguin, TX	100%	—	52	805	857	—	52	805	857	(81)	1970	08/17/17	40
Aurora Chicago Lakeshore Hospital	Chicago, IL	100%	—	8,574	39,732	48,306	—	8,574	39,732	48,306	(3,680)	1992/2011	08/17/17	40
Aurora Arizona West	Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(5,863)	1996/2013	08/17/17	40
Aurora Arizona East	Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(4,476)	2001/2016	08/17/17	40
Aurora Charter Oak Hospital	Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(6,499)	1974/2011	08/17/17	40
Aurora Vista del Mar Hospital	Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(4,310)	1984/2018	08/17/17	40
Aurora San Diego Hospital	San Diego, CA	100%	—	8,403	55,015	63,418	7,599	8,403	62,614	71,017	(5,853)	1988/2017	08/17/17	40
Gateway Rehabilitation Hospital at Florence	Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(2,308)	2000	08/17/17	40
Highlands Regional Rehabilitation Hospital	El Paso, TX	100%	—	2,009	6,639	8,648	—	2,009	6,639	8,648	(646)	1999/2009	08/17/17	40
Landmark New London	New London, CT	100%	—	356	152	508	98	356	250	606	(32)	1967/2016	08/17/17	40
Landmark Carmel	Carmel, IN	100%	—	963	4,347	5,310	—	963	4,347	5,310	(218)	1996/2019	07/24/19	40
Landmark Louisville	Louisville, KY	100%	—	1,078	8,305	9,383	—	1,078	8,305	9,383	(355)	2002/2018	08/21/19	40
Recovery Centers of America at Monroeville	Monroeville, PA	100%	—	2,034	1,758	3,792	13,740	2,034	15,498	17,532	(144)	1987/2020	12/18/19	40
			—	82,924	565,842	648,766	22,089	82,924	587,869	670,793	(66,021)
Multi-property Indebtedness			10,224	—	—	—	—	—	—	—	—
			80,199	595,791	5,258,240	5,854,031	120,462	594,843	5,371,050	5,965,893	(681,253)

Corporate Assets			—	—	136	136	666	—	802	802	(404)
			$80,199	$595,791	$5,258,376	$5,854,167	$121,128	$594,843	$5,371,852	$5,966,695	$(681,657)
(1)    Encumbrances do not include deferred financing costs, net of $1.1 million as of December 31, 2020.
(2)    Building and building improvements include land improvements and furniture and equipment.
(3)    The aggregate cost of real estate for federal income tax purposes was $5.0 billion.
(4)    Property serves as collateral for secured debt totaling $10.2 million as of December 31, 2020.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Real estate:
Balance at the beginning of the year	$5,880,583	$6,255,883	$6,334,855
Acquisitions	110,752	49,483	262,605
Real estate assumed	—	12,962	—
Improvements	47,354	25,451	27,697
Impairment	(6,776)	(143,655)	(1,576)
Sale of real estate	(63,050)	(322,910)	(351,922)
Foreign currency translation	3,448	6,918	(12,639)
Write-off of fully depreciated assets	(5,616)	(3,549)	(3,137)
Balance at the end of the year	$5,966,695	$5,880,583	$6,255,883

Accumulated depreciation:
Balance at the beginning of the year	$(539,213)	$(402,338)	$(340,423)
Depreciation expense	(166,086)	(163,863)	(174,398)
Impairment	2,773	22,070	163
Sale of real estate	15,886	2,092	108,122
Foreign currency translation	(633)	(723)	1,061
Write-off of fully depreciated assets	5,616	3,549	3,137
Balance at the end of the year	$(681,657)	$(539,213)	$(402,338)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2020
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
River Vista	10.0%	2027	(2)	$—	$19,000	$19,000	N/A
Construction Mortgages:
Arlington	8.0	2022	(3)	—	3,343	3,352	N/A
				$—	$22,343	$22,352
(1)    The aggregate cost for federal income tax purposes was $22.5 million as of December 31, 2020.
(2)    Interest is due monthly, and principal is due at the maturity date.
(3)    Interest and principal for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$21,468	$23,146	$16,033
Additions during period:
Draws	706	1,689	10,943
Interest income added to principal	169	194	1,528
Deductions during period:
Paydowns/repayments	—	(3,561)	(5,358)
Balance at the end of the year	$22,343	$21,468	$23,146

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 22, 2021.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2021
Richard K. Matros

/S/ HAROLD W. ANDREWS, JR.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	February 22, 2021
Harold W. Andrews, Jr.

/S/ MICHAEL COSTA	Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Michael Costa

/S/ CRAIG A. BARBAROSH	Director	February 22, 2021
Craig A. Barbarosh

/S/ KATIE CUSACK	Director	February 22, 2021
Katie Cusack

/S/ MICHAEL J. FOSTER	Director	February 22, 2021
Michael J. Foster

/S/ RONALD G. GEARY	Director	February 22, 2021
Ronald G. Geary

/S/ LYNNE S. KATZMANN	Director	February 22, 2021
Lynne S. Katzmann

/S/ ANN KONO	Director	February 22, 2021
Ann Kono

/S/ RAYMOND J. LEWIS	Director	February 22, 2021
Raymond J. Lewis

/S/ JEFFREY A. MALEHORN	Director	February 22, 2021
Jeffrey A. Malehorn

/S/ CLIFTON J. PORTER II	Director	February 22, 2021
Clifton J. Porter II

/S/ MILTON J. WALTERS	Director	February 22, 2021
Milton J. Walters