Form 10-Q
period 2021-03-31
Sabra Health Care REIT, Inc.
filed 2021-05-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 215,930,202 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual

Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $723,919 and $681,657 as of March 31, 2021 and December 31, 2020, respectively	$5,279,443	$5,285,038
Loans receivable and other investments, net	101,225	102,839
Investment in unconsolidated joint venture	283,751	288,761
Cash and cash equivalents	24,878	59,076
Restricted cash	4,609	6,447
Lease intangible assets, net	81,451	82,796
Accounts receivable, prepaid expenses and other assets, net	188,481	160,646
Total assets	$5,963,838	$5,985,603

Liabilities
Secured debt, net	$78,562	$79,065
Term loans, net	954,552	1,044,916
Senior unsecured notes, net	1,248,464	1,248,393
Accounts payable and accrued liabilities	123,505	146,276
Lease intangible liabilities, net	55,351	57,725
Total liabilities	2,460,434	2,576,375

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 215,930,202 and 210,560,815 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,159	2,106
Additional paid-in capital	4,254,134	4,163,228
Cumulative distributions in excess of net income	(746,516)	(716,195)
Accumulated other comprehensive loss	(6,373)	(39,911)
Total equity	3,503,404	3,409,228
Total liabilities and equity	$5,963,838	$5,985,603

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and related revenues	$113,383	$106,512
Interest and other income	2,941	2,851
Resident fees and services	36,041	39,983

Total revenues	152,365	149,346

Expenses:
Depreciation and amortization	44,375	44,168
Interest	24,443	25,704
Triple-net portfolio operating expenses	5,135	4,901
Senior housing - managed portfolio operating expenses	28,945	27,261
General and administrative	8,938	8,761
Provision for loan losses and other reserves	2,025	667

Total expenses	113,861	111,462

Other income (expense):
Loss on extinguishment of debt	(793)	—
Other income	133	2,259
Net gain (loss) on sales of real estate	1,313	(217)

Total other income	653	2,042

Income before loss from unconsolidated joint venture and income tax expense	39,157	39,926

Loss from unconsolidated joint venture	(5,010)	(3,667)
Income tax expense	(700)	(1,042)

Net income	$33,447	$35,217

Net income, per:

Basic common share	$0.16	$0.17

Diluted common share	$0.16	$0.17

Weighted-average number of common shares outstanding, basic	211,450,699	205,395,330

Weighted-average number of common shares outstanding, diluted	212,624,305	206,006,285

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$33,447	$35,217
Other comprehensive income (loss):
Unrealized (loss) gain, net of tax:
Foreign currency translation (loss) gain	(251)	1,707
Unrealized gain (loss) on cash flow hedges	33,789	(40,692)

Total other comprehensive income (loss)	33,538	(38,985)

Comprehensive income (loss)	$66,985	$(3,768)

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amounts
Balance, December 31, 2019	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460
Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)
Net income	—	—	—	35,217	—	35,217
Other comprehensive loss	—	—	—	—	(38,985)	(38,985)
Amortization of stock-based compensation	—	—	2,988	—	—	2,988
Common stock issuance, net	351,338	4	714	—	—	718
Common dividends ($0.45 per share)	—	—	—	(93,018)	—	(93,018)
Balance, March 31, 2020	205,559,356	$2,056	$4,075,781	$(631,251)	$(51,373)	$3,395,213

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2020	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228
Net income	—	—	—	33,447	—	33,447
Other comprehensive income	—	—	—	—	33,538	33,538
Amortization of stock-based compensation	—	—	2,835	—	—	2,835
Common stock issuance, net	5,369,387	53	88,071	—	—	88,124
Common dividends ($0.30 per share)	—	—	—	(63,768)	—	(63,768)
Balance, March 31, 2021	215,930,202	$2,159	$4,254,134	$(746,516)	$(6,373)	$3,503,404

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$33,447	$35,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,375	44,168
Non-cash rental and related revenues	(5,713)	(365)
Non-cash interest income	(412)	(561)
Non-cash interest expense	1,896	2,233
Stock-based compensation expense	2,288	2,360
Loss on extinguishment of debt	793	—
Provision for loan losses and other reserves	2,025	667
Net (gain) loss on sales of real estate	(1,313)	217
Loss from unconsolidated joint venture	5,010	3,667
Distributions of earnings from unconsolidated joint venture	—	4,040
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(2,873)	(6,895)
Accounts payable and accrued liabilities	(10,992)	(9,929)
Net cash provided by operating activities	68,531	74,819
Cash flows from investing activities:
Acquisition of real estate	(28,654)	(67,274)
Origination and fundings of loans receivable	—	(936)
Additions to real estate	(10,833)	(11,956)
Repayments of loans receivable	628	1,011
Repayments of preferred equity investments	301	3,059
Net proceeds from the sales of real estate	3,202	6,272
Net cash used in investing activities	(35,356)	(69,824)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	101,000
Principal payments on term loans	(93,000)	—
Principal payments on secured debt	(709)	(877)
Payments of deferred financing costs	—	(715)
Issuance of common stock, net	87,654	1,930
Dividends paid on common stock	(63,221)	(92,390)
Net cash (used in) provided by financing activities	(69,276)	8,948
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,101)	13,943
Effect of foreign currency translation on cash, cash equivalents and restricted cash	65	(660)
Cash, cash equivalents and restricted cash, beginning of period	65,523	49,143
Cash, cash equivalents and restricted cash, end of period	$29,487	$62,426
Supplemental disclosure of cash flow information:
Interest paid	$21,620	$21,526
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$16,092

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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part I, Item 2), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to the Company. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s eligible assisted living facility operators. As of March 31, 2021, the Company’s tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges.
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

The Company’s financial results as of and for the three months ended March 31, 2021 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2021 and December 31, 2020 and for the three month periods ended March 31, 2021 and 2020. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2021, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2021, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2021, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Update
Issued but Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.     RECENT REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2021, the Company acquired one addiction treatment center and one Senior Housing - Managed community. During the three months ended March 31, 2020, the Company acquired two Senior Housing - Leased communities and one Senior Housing - Managed community that were part of the Company’s proprietary development pipeline, and $16.1 million was previously funded through its preferred equity investments in these developments. The consideration was allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Land	$917	$4,740
Building and improvements	26,389	76,247
Tenant origination and absorption costs intangible assets	1,338	2,156
Tenant relationship intangible assets	10	224
Total consideration	$28,654	$83,367
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of 10 years and 26 years, respectively, for acquisitions completed during the three months ended March 31, 2021, and six years and 25 years, respectively, for acquisitions completed during the three months ended March 31, 2020.
For the three months ended March 31, 2021, the Company recognized $0.4 million of total revenues and $0.1 million of net income from the facilities acquired during the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company recognized $2.4 million of total revenues and $0.8 million of net income from the facilities acquired during the three months ended March 31, 2020.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	285	31,533	$3,641,912	$(409,828)	$3,232,084
Senior Housing - Leased	65	4,217	708,242	(92,704)	615,538
Senior Housing - Managed	48	5,024	971,795	(150,495)	821,300
Specialty Hospitals and Other	28	1,228	680,602	(70,470)	610,132
	426	42,002	6,002,551	(723,497)	5,279,054
Corporate Level			811	(422)	389
			$6,003,362	$(723,919)	$5,279,443
As of December 31, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	287	31,761	$3,644,470	$(385,094)	$3,259,376
Senior Housing - Leased	65	4,282	707,634	(87,600)	620,034
Senior Housing - Managed	47	4,924	942,996	(142,538)	800,458
Specialty Hospitals and Other	27	1,092	670,793	(66,021)	604,772
	426	42,059	5,965,893	(681,253)	5,284,640
Corporate Level			802	(404)	398
			$5,966,695	$(681,657)	$5,285,038

	March 31, 2021	December 31, 2020
Building and improvements	$5,153,257	$5,120,598
Furniture and equipment	252,563	249,034
Land improvements	2,893	2,220
Land	594,649	594,843
	6,003,362	5,966,695
Accumulated depreciation	(723,919)	(681,657)
	$5,279,443	$5,285,038
Operating Leases
As of March 31, 2021, the substantial majority of the Company’s real estate properties (excluding 48 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 16 years. As of March 31, 2021, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $12.6 million and $17.5 million as of March 31, 2021 and December 31, 2020, respectively, and letters of credit deposited with the Company totaled approximately $91 million and $85 million as of March 31, 2021 and December 31, 2020, respectively. In addition, the Company’s tenants have deposited with the Company $16.3 million and $16.9 million as of March 31, 2021 and December 31, 2020, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $4.8 million and $5.2 million during the three months ended March 31, 2021 and 2020, respectively.
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
For the three months ended March 31, 2021, no tenant relationship represented 10% or more of the Company’s total revenues.
As of March 31, 2021, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

April 1 through December 31, 2021	$325,343
2022	417,966
2023	407,895
2024	408,876
2025	399,770
Thereafter	1,572,014
$3,531,864
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.3 million for each of the three months ended March 31, 2021 and 2020.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in the Enlivant Joint Venture with affiliates of Enlivant and TPG Real Estate, the real estate platform of TPG, that owns senior housing communities managed by Enlivant. As of March 31, 2021, the Enlivant Joint Venture owned 158 senior housing communities, and the book value of the Company’s investment in the Enlivant Joint Venture was $283.8 million.
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
Net Investment in Sales-Type Lease
As of March 31, 2021, the Company had a $25.1 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term.

The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the present value of total rental payments of $4.5 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $4.7 million and allowance for credit losses of $0.3 million as of March 31, 2021. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income. During the three months ended March 31, 2021 and 2020, the Company increased its allowance for credit losses by $0.1 million and reduced its allowance for credit losses by $16,000, respectively. During the three months ended March 31, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at March 31, 2021 were as follows: $1.8 million for the remainder of 2021, $2.4 million for 2022 and $0.8 million for 2023.

5.    DISPOSITIONS
2021
During the three months ended March 31, 2021, the Company completed the sale of two skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $5.3 million. The net carrying value of the assets and liabilities of the facilities was $5.0 million, which resulted in an aggregate $0.3 million net gain on sale.
During the three months ended March 31, 2021, the Company recognized $0.3 million of net income, which includes the $0.3 million net gain on sale, and during the three months ended March 31, 2020, recognized $0.4 million of net loss, in each case from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2020
During the three months ended March 31, 2020, the Company completed the sale of three skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.8 million. The net carrying value of the assets and liabilities of these facilities was $7.0 million, which resulted in an aggregate $0.2 million net loss on sale.
During the three months ended March 31, 2020, the Company recognized $0.2 million of net loss, which includes the $0.2 million net loss on sale, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2021 and December 31, 2020, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						March 31, 2021
Investment	Quantity as of March 31, 2021	Property Type	Principal Balance as of March 31, 2021 (1)	Book Value as of March 31, 2021	Book Value as of December 31, 2020	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2021
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	3,343	3,350	3,352	8.0%	7.8%	09/30/22
Other	16	Multiple	42,349	38,372	39,005	6.8%	6.9%	12/03/21- 08/31/28
	18		64,692	60,722	61,357	7.8%	7.9%
Allowance for loan losses			—	(4,358)	(2,458)
			$64,692	$56,364	$58,899
Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	44,634	44,861	43,940	11.3%	11.3%	N/A
Total	24		$109,326	$101,225	$102,839	9.2%	9.3%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2021 and December 31, 2020, the Company had four loans receivable investments, with an aggregate principal balance of $2.0 million and $2.1 million, respectively, that were considered to have deteriorated credit quality. As of March 31, 2021 and December 31, 2020, the book value of the outstanding loans with deteriorated credit quality was $0.4 million and $0.5 million, respectively.
During the three months ended March 31, 2021 and 2020, the Company increased its allowance for loan losses by $1.9 million and $0.7 million, respectively.
As of March 31, 2021, the Company had a $4.4 million allowance for loan losses and three loans receivable investments with no book value were on nonaccrual status. As of March 31, 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
As of December 31, 2020, the Company had a $2.5 million allowance for loan losses and two loans receivable investments with no book value were on nonaccrual status. As of December 31, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate at March 31, 2021 (2)	Maturity Date
Fixed Rate	$79,682	$80,199	3.39%	December 2021 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $1.1 million as of each of March 31, 2021 and December 31, 2020.
(2)     Weighted average interest rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2021 (1)	December 31, 2020 (1)
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	$300,000	$300,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
		$1,250,000	$1,250,000
(1)    Principal balance does not include premium, net of $6.1 million and deferred financing costs, net of $7.7 million as of March 31, 2021 and does not include premium, net of $6.4 million and deferred financing costs, net of $8.0 million as of December 31, 2020.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes and 2029 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2021, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $862.0 million in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $12.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2022, $350.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
During the three months ended March 31, 2021, the Company recognized an $0.8 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans.
As of March 31, 2021, there were no amounts outstanding under the Revolving Credit Facility and $1.0 billion available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of March 31, 2021, the interest rate on the Revolving Credit Facility was 1.21%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of March 31, 2021, the interest rate on the U.S. dollar Term Loans was 1.36%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of March 31, 2021, the interest rate on the Canadian dollar Term Loan was 1.66%.
The Company has interest rate swaps that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under its U.S. dollar Term Loans at a weighted average rate of 1.37% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.10%. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $24.4 million and $25.7 million during the three months ended March 31, 2021 and 2020, respectively. Interest expense includes non-cash interest expense of $1.9 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had $17.6 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2021 (in thousands):

	Secured Indebtedness	Term Loans	Senior Notes	Total
April 1 through December 31, 2021	$17,902	$—	$—	$17,902
2022	2,412	12,000	—	14,412
2023	2,478	350,000	—	352,478
2024	2,545	599,275	300,000	901,820
2025	2,615	—	—	2,615
Thereafter	51,730	—	950,000	1,001,730
Total Debt	79,682	961,275	1,250,000	2,290,957
Premium, net	—	—	6,140	6,140
Deferred financing costs, net	(1,120)	(6,723)	(7,676)	(15,519)
Total Debt, Net	$78,562	$954,552	$1,248,464	$2,281,578

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of March 31, 2021, approximately $13.0 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,095,000	$1,340,000
Denominated in Canadian Dollars (2)	$125,000	$250,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$52,211	$52,778
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$4,089	$3,522
(1) Balance includes swaps with an aggregate notional amount of $400.0 million, which accretes to $600.0 million in January 2023, and six forward starting interest rate swaps with an effective date of May 2024 and an aggregate notional amount of $250.0 million. Balance as of December 31, 2020 also includes two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021 and an aggregate notional amount of $245.0 million.
(2)    Balance as of December 31, 2020 includes two forward starting interest rate swaps with an effective date of January 2021 and an aggregate notional amount of CAD $125.0 million.

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2021 and December 31, 2020 (dollars in thousands):

		Count as of March 31, 2021	Fair Value		Maturity Dates
Type	Designation		March 31, 2021	December 31, 2020		Balance Sheet Location
Assets:
Forward starting interest rate swaps	Cash flow	6	$32,875	$10,652	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	1,540	2,150	2025	Accounts receivable, prepaid expenses and other assets, net
			$34,415	$12,802
Liabilities:
Interest rate swaps	Cash flow	11	$24,509	$23,849	2023- 2024	Accounts payable and accrued liabilities
Interest rate collar	Cash flow	2	1,398	1,626	2024	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	—	—	10,723	2024	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	—	—	920	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	99,275	98,100	2024	Term loans, net
			$125,182	$135,218
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income and the condensed consolidated statements of equity for the three months ended March 31, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2021	2020	Income Statement Location
Cash Flow Hedges:
Interest rate products	$30,598	$(40,475)	Interest expense
Net Investment Hedges:
Foreign currency products	(555)	4,187	N/A
CAD term loan	(1,175)	7,813	N/A
	$28,868	$(28,475)

	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31,
	2021	2020	Income Statement Location
Cash Flow Hedges:
Interest rate products	$(3,202)	$237	Interest expense
During the three months ended March 31, 2021 and 2020, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2021, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.1 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three months ended March 31, 2021 and 2020, the Company recorded $44,000 of other expense and $0.2 million of other income, respectively, related to the portion of derivatives not designated as hedging instruments.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$34,415	$—	$34,415	$(9,513)	$—	$24,902
Offsetting Liabilities:
Derivatives	$25,907	$—	$25,907	$(9,513)	$—	$16,394

	As of December 31, 2020
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$12,802	$—	$12,802	$(7,420)	$—	$5,382
Offsetting Liabilities:
Derivatives	$37,018	$—	$37,018	$(7,420)	$—	$29,598
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.9 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $16.4 million.

9.    FAIR VALUE DISCLOSURES
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
Loans receivable: These instruments are presented on the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 11% with a weighted average rate of 9% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2021			December 31, 2020
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$64,692	$56,364	$57,045	$65,320	$58,899	$60,421
Preferred equity investments	44,634	44,861	45,487	43,724	43,940	44,597
Financial liabilities:
Senior Notes	1,250,000	1,248,464	1,357,113	1,250,000	1,248,393	1,362,678
Secured indebtedness	79,682	78,562	76,052	80,199	79,065	79,326
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.

The Company determined the fair value of financial instruments as of March 31, 2021 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$57,045	$—	$—	$57,045
Preferred equity investments	45,487	—	—	45,487
Financial liabilities:
Senior Notes	1,357,113	—	1,357,113	—
Secured indebtedness	76,052	—	—	76,052
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
Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2021, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Forward starting interest rate swaps	$32,875	$—	$32,875	$—
Cross currency interest rate swaps	1,540	—	1,540	—
Financial liabilities:
Interest rate swaps	24,509	—	24,509	—
Interest rate collars	1,398	—	1,398	—

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
During the three months ended March 31, 2021, the Company sold 1.1 million shares under the ATM Program at an average price of $17.64 per share, generating gross proceeds of $20.2 million, before $0.3 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below).
Additionally, during the three months ended March 31, 2021, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 4.2 million shares of the Company’s common stock at an initial weighted average price of $17.67 per share, net of commissions. The forward sale agreements have a one year term during which time the Company may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2021, the Company settled 4.0 million shares at a weighted average net price of $17.42 per share, after commissions and fees, resulting in net proceeds of $70.2 million. As of March 31, 2021, 1.3 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.94, net of commissions.
As of March 31, 2021, the Company had $139.8 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2021:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2, 2021	February 12, 2021	$0.30	February 26, 2021
During the three months ended March 31, 2021, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2021 and 2020, the Company incurred $1.9 million and $0.9 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation loss	$(2,082)	$(1,831)
Unrealized loss on cash flow hedges	(4,291)	(38,080)
Total accumulated other comprehensive loss	$(6,373)	$(39,911)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Net income	$33,447	$35,217
Denominator
Basic weighted average common shares and common equivalents	211,450,699	205,395,330
Dilutive restricted stock units	1,141,455	610,955
Dilutive forward equity sale agreements	32,151	—
Diluted weighted average common shares	212,624,305	206,006,285
Net income, per:
Basic common share	$0.16	$0.17
Diluted common share	$0.16	$0.17
During the three months ended March 31, 2021, approximately 30,100 restricted stock units and 4,100 shares related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended March 31, 2020, approximately 6,300 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2021, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 5, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 28, 2021 to common stockholders of record as of the close of business on May 17, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2020 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”) and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; preferred equity investments and a 49% equity interest in the Enlivant Joint Venture (as defined below).
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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our eligible assisted living facility operators. As of March 31, 2021, our tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges.
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
Our financial results as of and for the three months ended March 31, 2021 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.

Acquisitions
During the three months ended March 31, 2021, we acquired one addiction treatment center and one Senior Housing - Managed community for an aggregate purchase price of $28.7 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the three months ended March 31, 2021, we completed the sale of two skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $5.3 million. The net carrying value of the assets and liabilities of these facilities was $5.0 million, which resulted in an aggregate $0.3 million net gain on sale.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2021, our investment portfolio consisted of 426 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, six preferred equity investments and our 49% equity interest in the Enlivant Joint Venture. As of March 31, 2020, our investment portfolio consisted of 427 real estate properties held for investment, two assets held for sale, one investment in a direct financing lease, 19 investments in loans receivable, six preferred equity investments and our 49% equity interest in the Enlivant Joint Venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended March 31, 2021 versus the three months ended March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2021	2020
Revenues:
Rental and related revenues	$113,383	$106,512	$6,871	6%	$518	$6,353
Interest and other income	2,941	2,851	90	3%	286	(196)
Resident fees and services	36,041	39,983	(3,942)	(10)%	379	(4,321)
Expenses:
Depreciation and amortization	44,375	44,168	207	—%	(595)	802
Interest	24,443	25,704	(1,261)	(5)%	(303)	(958)
Triple-net portfolio operating expenses	5,135	4,901	234	5%	(46)	280
Senior housing - managed portfolio operating expenses	28,945	27,261	1,684	6%	445	1,239
General and administrative	8,938	8,761	177	2%	—	177
Provision for loan losses and other reserves	2,025	667	1,358	204%	—	1,358
Other income (expense):
Loss on extinguishment of debt	(793)	—	(793)	NM	—	(793)
Other income	133	2,259	(2,126)	(94)%	—	(2,126)
Net gain (loss) on sales of real estate	1,313	(217)	1,530	(705)%	1,530	—
Loss from unconsolidated joint venture	(5,010)	(3,667)	(1,343)	37%	(2,026)	683
Income tax expense	(700)	(1,042)	342	(33)%	—	342
(1)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of investments/dispositions made after January 1, 2020.
(2)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 that is not a direct result of investments/dispositions made after January 1, 2020.
Rental and Related Revenues
During the three months ended March 31, 2021, we recognized $113.4 million of rental income compared to $106.5 million for the three months ended March 31, 2020. The $6.9 million net increase in rental income is related to (i) a $6.1 million net decrease in write-offs related to leases we concluded should no longer be accounted for on an accrual basis during the three months ended March 31, 2020 and (ii) a $0.9 million increase from properties acquired after January 1, 2020. These decreases are partially offset by a $0.3 million decrease from properties disposed of after January 1, 2020.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended by subsequent ASUs (“Topic 842”). However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2021 and 2020.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During each of the three months ended March 31, 2021 and 2020, we recognized $2.9 million of interest and other income. The net increase of $0.1 million is due to a $0.5 million increase in income from investments made after January 1, 2020, partially offset by a $0.2 million decrease in income from investments repaid after January 1, 2020.

Resident Fees and Services
During the three months ended March 31, 2021, we recognized $36.0 million of resident fees and services compared to $40.0 million for the three months ended March 31, 2020. The $3.9 million net decrease is due to decreased occupancy as a result of the COVID-19 pandemic, partially offset by a $0.4 million increase from two Senior Housing - Managed communities acquired after January 1, 2020.
Depreciation and Amortization
During the three months ended March 31, 2021, we incurred $44.4 million of depreciation and amortization expense compared to $44.2 million for the three months ended March 31, 2020. The $0.2 million net increase is due to a $1.3 million increase from additions to real estate, partially offset by a $0.6 million decrease from properties disposed of after January 1, 2020.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2021, we incurred $24.4 million of interest expense compared to $25.7 million for the three months ended March 31, 2020. The $1.3 million net decrease is related to (i) a $0.5 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Facility (as defined below) and decrease in interest rates, (ii) a $0.3 million decrease in interest expense related to three mortgage notes assumed during 2020 by the buyers of the facilities securing the debt and (iii) a $0.3 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2021, we recognized $5.1 million of triple-net portfolio operating expenses compared to $4.9 million for the three months ended March 31, 2020. The $0.2 million net increase is primarily due to adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2021, we recognized $28.9 million of Senior Housing - Managed portfolio operating expenses compared to $27.3 million for the three months ended March 31, 2020. The $1.7 million net increase is due to a $0.7 million increase in insurance expenses due to a higher number of claims, a $0.6 million increase in supplies and labor needs related to the COVID-19 pandemic and a $0.4 million increase related to two Senior Housing - Managed communities acquired after January 1, 2020, partially offset by a $0.2 million decrease in raw food expense due to lower occupancy.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended March 31, 2021, general and administrative expenses were $8.9 million compared to $8.8 million during the three months ended March 31, 2020. The $0.2 million net increase is related to a $0.4 million increase in compensation for our team members as a result of increased staffing.
Provision for Loan Losses and Other Reserves
During the three months ended March 31, 2021, we recognized a $2.0 million provision for loan losses and other reserves associated with loan loss reserves. During the three months ended March 31, 2020, we recognized a $0.7 million provision for loan losses and other reserves associated with loan loss reserves. The $1.4 million increase is due to one loan deemed uncollectible during the three months ended March 31, 2021.

Loss on Extinguishment of Debt
During the three months ended March 31, 2021, we recognized an $0.8 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans (as defined below). No loss on extinguishment of debt was recognized during the three months ended March 31, 2020.
Other Income
During the three months ended March 31, 2021 and 2020, we recognized $0.1 million and $2.3 million, respectively, of other income primarily related to settlement payments received related to legacy Care Capital Properties, Inc. (“CCP”) investments.
Net Gain (Loss) on Sales of Real Estate
During the three months ended March 31, 2021, we recognized a net gain on the sale of real estate of $1.3 million. The $1.3 million includes (i) a $1.0 million gain on sale of real estate due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease, which required us to recognize the gain on sale prior to the actual sale to our tenant and (ii) $0.3 million related to the disposition of two skilled nursing/transitional care facilities. During the three months ended March 31, 2020, we recognized an aggregate net loss on the sales of real estate of $0.2 million related to the disposition of three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the three months ended March 31, 2021, we recognized $5.0 million of loss from the Enlivant Joint Venture compared to $3.7 million of loss for the three months ended March 31, 2020. The $1.3 million net increase in loss is related to (i) a $5.2 million decrease in revenue from the facilities owned by the Enlivant Joint Venture as of March 31, 2021, primarily due to decreased occupancy as a result of the COVID-19 pandemic and (ii) a $0.3 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of March 31, 2021. The $0.3 million increase consists of a $1.4 million increase in supplies and labor needs related to the COVID-19 pandemic, partially offset by a $0.9 million decrease in employee compensation due to decreased occupancy. The increases in loss are partially offset by (i) a $1.7 million decrease in loss on sale related to the disposition of the two senior housing communities in the prior year, (ii) a $1.6 million decrease in interest expense due to a decrease in interest rates and (iii) a $1.0 million decrease in deferred income tax due to lower taxable income.
Income Tax Expense
During the three months ended March 31, 2021, we recognized $0.7 million of income tax expense compared to $1.0 million for the three months ended March 31, 2020. The decrease is due to lower taxable income from Senior Housing - Managed communities.
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
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2021 and 2020, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$33,447	$35,217
Depreciation and amortization of real estate assets	44,375	44,168
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,844	5,585
Net (gain) loss on sales of real estate	(1,313)	217
Net loss on sales of real estate related to unconsolidated joint venture	33	1,729

FFO	82,386	86,916

Stock-based compensation expense	2,288	2,360
Non-cash rental and related revenues	(5,713)	(365)
Non-cash interest income	(412)	(561)
Non-cash interest expense	1,896	2,233
Non-cash portion of loss on extinguishment of debt	793	—
Provision for loan losses and other reserves	2,025	667
Other non-cash adjustments related to unconsolidated joint venture	(596)	539
Other non-cash adjustments	172	53

AFFO	$82,839	$91,842

FFO per diluted common share	$0.39	$0.42

AFFO per diluted common share	$0.39	$0.44

Weighted average number of common shares outstanding, diluted:
FFO	212,624,305	206,006,285

AFFO	213,270,122	206,509,513

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
	Net Income		FFO		AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable balances / lease intangible write-offs	$—	$6.1	$—	$6.1	$—	$—
Senior housing - managed portfolio operating expenses:
COVID-19 pandemic related expenses	0.9	0.3	0.9	0.3	0.9	0.3
General and administrative expense:
Merger and acquisition costs	0.1	0.2	0.1	0.2	—	—
Provision for loan losses and other reserves	2.0	0.7	2.0	0.7	—	—
Loss on extinguishment of debt	(0.8)	—	(0.8)	—	—	—
Other income	0.1	2.3	0.1	2.3	0.2	2.1
Loss from unconsolidated joint venture:
Deferred income tax (benefit) expense	(0.8)	0.2	(0.8)	0.2	—	—
COVID-19 pandemic related expenses	1.8	0.5	1.8	0.5	1.8	0.5
Liquidity and Capital Resources
As of March 31, 2021, we had over $1.0 billion in liquidity, consisting of unrestricted cash and cash equivalents of $24.9 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
On December 11, 2019, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During the three months ended March 31, 2021, we sold 1.1 million shares under the ATM Program at an average price of $17.64 per share, generating gross proceeds of $20.2 million, before $0.3 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below).
Additionally, during the three months ended March 31, 2021, we utilized the forward feature of the ATM Program to allow for the sale of up to 4.2 million shares of our common stock at an initial weighted average price of $17.67 per share, net of commissions. The forward sale agreements have a one year term during which time we may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at our election, in cash or net shares. The forward sale price that we expect to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2021, we settled 4.0 million shares at a weighted average net price of $17.42 per share, after commissions, resulting in net proceeds of $70.2 million. As of March 31, 2021, 1.3 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.94, net of commissions.
As of March 31, 2021, we had $139.8 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to reduce our outstanding indebtedness and to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $68.5 million for the three months ended March 31, 2021. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity, anticipated future changes in our portfolio, fluctuations in collections from tenants and borrowers, and fluctuations in the operating results of our Senior Housing - Managed communities.
Cash Flows from Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $35.4 million and included $28.7 million used for the acquisition of two facilities and $10.8 million used for additions to real estate, partially offset by $3.2 million in net sales proceeds related to dispositions, $0.6 million in repayments of loans receivable and $0.3 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities was $69.3 million and included $93.0 million of principal repayments on term loans, $63.2 million of dividends paid to stockholders and $0.7 million of principal repayments on secured debt, partially offset by $87.7 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements.
Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Loan Agreements
2024 Notes. On May 29, 2019, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (together, the “Issuers”), issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”), providing net proceeds of approximately $295.3 million after deducting underwriting discounts and other offering expenses. In connection with the October 2019 redemption of other senior notes of the Issuers, Sabra Capital Corporation’s obligations as a co-issuer were automatically released and discharged.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2021, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
Pursuant to amendments to Regulation S-X, the following aggregate summarized financial information is provided for Sabra, the Operating Partnership and Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes). This aggregate summarized financial information has been prepared from the books and records maintained by us, the Operating Partnership and Sabra Health Care, L.L.C. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership and Sabra Health Care, L.L.C. operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2021 and December 31, 2020 and aggregate summarized statement of loss information for the three months ended March 31, 2021 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Total assets	$65,778	$77,825
Total liabilities	2,168,554	2,276,418

	Three Months Ended March 31, 2021
Total revenues	$12
Total expenses	29,834
Net loss	(31,420)
Credit Agreement. Effective on September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $862.0 million in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit

Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $12.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2022, $350.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2021, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
As of each of March 31, 2021 and December 31, 2020, 13 of our properties held for investment were subject to secured indebtedness to third parties. As of March 31, 2021 and December 31, 2020, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of March 31, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate at March 31, 2021 (2)	Maturity Date
Fixed Rate	$79,682	$80,199	3.39%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million as of each of March 31, 2021 and December 31, 2020.
(2)    Weighted average interest rate includes private mortgage insurance.
Capital Expenditures
For the three months ended March 31, 2021 and 2020, our aggregate capital expenditures were $10.8 million and $12.0 million, respectively. We anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will be approximately $75 million, of which $35 million is expected to directly result in incremental rental income.
Dividends
We paid dividends of $63.2 million on our common stock during the three months ended March 31, 2021. On May 5, 2021, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 28, 2021 to common stockholders of record as of May 17, 2021.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 426 real estate properties held for investment as of March 31, 2021 is diversified by location across the United States and Canada.
For the three months ended March 31, 2021, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2021, 55.6% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.

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
On April 8, 2021, CMS issued a proposed rule regarding fiscal year 2022 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.3% over fiscal year 2021 (comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.8% and a productivity adjustment of 0.2%). The proposed payment rates would become effective on October 1, 2021. Additionally, the proposed rule includes a solicitation for public comments on a potential methodology for recalibrating the PDPM parity adjustment and on implementation of any such adjustment. PDPM was intended to be implemented in a budget neutral manner; however, for fiscal year 2020 it is estimated to have an unintended increase in payments of approximately 5%. The comment period is open through June 7, 2021.
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
On March 27, 2020, President Trump signed into law The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for a $175 billion fund for eligible health care providers, which includes skilled nursing/transitional care operators, and as of September 1, 2020 also includes assisted living facility operators. The CARES Act also includes (i) a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020, (ii) a deferral of the employer’s Social Security remittances through December 31, 2020, (iii) the establishment of the Paycheck Protection Program, a Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable, and (iv) accelerated and advance Medicare payments for certain providers, with deferred repayment obligations that are interest-free for up to 29 months.
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
The Department of Health and Human Services (“HHS”) most recently extended the COVID-19 Public Health Emergency for another 90 days, effective April 21, 2021, which allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. Lastly, the FMAP funding increase was extended through September 30, 2021 and suspension of the Medicare sequestration was extended through December 31, 2021.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of March 31, 2021 (in thousands):

		April 1 through December 31, 2021		Year Ending December 31,
	Total		2022	2023	2024	2025	After 2025
Secured indebtedness (1)	$104,229	$19,699	$4,161	$4,161	$4,161	$4,161	$67,886
Revolving Credit Facility (2)	6,195	1,910	2,535	1,750	—	—	—
Term Loans (3)	1,037,721	18,977	37,089	371,799	609,856	—	—
Senior Notes (4)	1,606,358	46,243	59,055	59,055	359,055	44,655	1,038,295
Operating leases	2,342	335	467	507	529	504	—
Total	$2,756,845	$87,164	$103,307	$437,272	$973,601	$49,320	$1,106,181
(1)Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $24.5 million, which is attributable to fixed rate debt.
(2)Revolving Credit Facility consists of payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $6.2 million.
(3)Term Loans includes interest payments through the applicable maturity dates totaling $76.4 million, which reflects the impact of interest rate swaps.
(4)Senior Notes includes interest payments through the applicable maturity dates totaling $356.4 million.
In addition to the above, as of March 31, 2021, we have committed to provide up to $2.2 million of future funding related to four loans receivable investments with maturity dates ranging from December 2021 to December 2022.
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
Interest rate risk. As of March 31, 2021, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $1.0 billion in Term Loans and $79.7 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of March 31, 2021, we had $1.0 billion of outstanding variable rate indebtedness and $1.0 billion available for borrowing under our Revolving Credit Facility. Additionally, as of March 31, 2021, our proportionate share of the Enlivant Joint Venture debt was $377.2 million, all of which was variable rate indebtedness.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of March 31, 2021, we had interest rate swaps and an interest rate collar that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.37% and interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at 1.10%. Additionally, as of March 31, 2021, we had forward starting swaps related to the anticipated future issuance of $250.0 million of debt with an effective date of May 2024. The forward starting swaps have a weighted average rate of 0.97% and were entered into to hedge our exposure to the benchmark rate for the anticipated future debt issuance.
As of March 31, 2021, our share of the Enlivant Joint Venture debt included $375.5 million of LIBOR-based borrowings subject to interest rate cap agreements that cap the LIBOR portion of the interest rate at a weighted average rate of 2.88%.
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
As of March 31, 2021, the index underlying our variable rate debt and our share of the Enlivant Joint Venture debt was below 100 basis points. Assuming a 100 basis point increase in the index or a reduction of this index to zero, and after giving effect to the impact of interest rate derivative instruments, net income would decrease by $3.8 million or increase by $0.4 million, respectively, for the twelve months following March 31, 2021.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $145.3 million and cross currency swap instruments. Based on our operating results for the three months ended March 31, 2021, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2021, our cash flows would have decreased or increased, as applicable, by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

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

SABRA HEALTH CARE REIT, INC.

Date: May 5, 2021	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)