Form 10-Q
period 2021-06-30
Sabra Health Care REIT, Inc.
filed 2021-08-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 220,824,104 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•the ongoing COVID-19 pandemic, including the risk of additional surges of COVID-19 infections due to the rate of public acceptance and efficacy of COVID-19 vaccines or to new and more contagious and/or vaccine resistant variants, and measures intended to prevent its spread, and the related impact on our tenants, operators and Senior Housing - Managed communities (as defined below);
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
•risks associated with our investment in the Enlivant Joint Venture (as defined below);
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $763,830 and $681,657 as of June 30, 2021 and December 31, 2020, respectively	$5,269,447	$5,285,038
Loans receivable and other investments, net	105,228	102,839
Investment in unconsolidated joint venture	113,962	288,761
Cash and cash equivalents	69,347	59,076
Restricted cash	4,588	6,447
Lease intangible assets, net	79,654	82,796
Accounts receivable, prepaid expenses and other assets, net	179,915	160,646
Total assets	$5,822,141	$5,985,603

Liabilities
Secured debt, net	$78,094	$79,065
Term loans, net	939,692	1,044,916
Senior unsecured notes, net	1,248,525	1,248,393
Accounts payable and accrued liabilities	119,419	146,276
Lease intangible liabilities, net	53,348	57,725
Total liabilities	2,439,078	2,576,375

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 220,824,104 and 210,560,815 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,208	2,106
Additional paid-in capital	4,341,533	4,163,228
Cumulative distributions in excess of net income	(944,504)	(716,195)
Accumulated other comprehensive loss	(16,174)	(39,911)
Total equity	3,383,063	3,409,228
Total liabilities and equity	$5,822,141	$5,985,603

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues	$110,783	$112,727	$224,166	$219,239
Interest and other income	3,031	2,606	5,972	5,457
Resident fees and services	39,118	38,584	75,159	78,567

Total revenues	152,932	153,917	305,297	303,263

Expenses:
Depreciation and amortization	44,491	44,202	88,866	88,370
Interest	24,270	25,292	48,713	50,996
Triple-net portfolio operating expenses	5,000	5,331	10,135	10,232
Senior housing - managed portfolio operating expenses	28,901	27,970	57,846	55,231
General and administrative	8,811	8,673	17,749	17,434
(Recovery of) provision for loan losses and other reserves	(109)	129	1,916	796

Total expenses	111,364	111,597	225,225	223,059

Other income (expense):
Loss on extinguishment of debt	(54)	(392)	(847)	(392)
Other (expense) income	(24)	(66)	109	2,193
Net (loss) gain on sales of real estate	(3,752)	330	(2,439)	113

Total other (expense) income	(3,830)	(128)	(3,177)	1,914

Income before loss from unconsolidated joint venture and income tax expense	37,738	42,192	76,895	82,118

Loss from unconsolidated joint venture	(169,789)	(12,136)	(174,799)	(15,803)
Income tax expense	(522)	(433)	(1,222)	(1,475)

Net (loss) income	$(132,573)	$29,623	$(99,126)	$64,840

Net (loss) income, per:

Basic common share	$(0.61)	$0.14	$(0.46)	$0.32

Diluted common share	$(0.61)	$0.14	$(0.46)	$0.31

Weighted-average number of common shares outstanding, basic	216,264,207	205,593,653	213,870,329	205,493,829

Weighted-average number of common shares outstanding, diluted	216,264,207	206,219,162	213,870,329	206,194,282

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss) income	$(132,573)	$29,623	$(99,126)	$64,840
Other comprehensive income (loss):
Unrealized (loss) gain, net of tax:
Foreign currency translation (loss) gain	(218)	(534)	(469)	1,173
Unrealized (loss) gain on cash flow hedges	(9,583)	(3,734)	24,206	(44,426)

Total other comprehensive (loss) income	(9,801)	(4,268)	23,737	(43,253)

Comprehensive (loss) income	$(142,374)	$25,355	$(75,389)	$21,587

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amounts
Balance, March 31, 2020	205,559,356	$2,056	$4,075,781	$(631,251)	$(51,373)	$3,395,213
Net income	—	—	—	29,623	—	29,623
Other comprehensive loss	—	—	—	—	(4,268)	(4,268)
Amortization of stock-based compensation	—	—	2,969	—	—	2,969
Common stock issuance, net	1,324	—	(13)	—	—	(13)
Common dividends ($0.30 per share)	—	—	—	(62,273)	—	(62,273)
Balance, June 30, 2020	205,560,680	$2,056	$4,078,737	$(663,901)	$(55,641)	$3,361,251

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amounts
Balance, March 31, 2021	215,930,202	$2,159	$4,254,134	$(746,516)	$(6,373)	$3,503,404
Net loss	—	—	—	(132,573)	—	(132,573)
Other comprehensive loss	—	—	—	—	(9,801)	(9,801)
Amortization of stock-based compensation	—	—	2,857	—	—	2,857
Common stock issuance, net	4,893,902	49	84,542	—	—	84,591
Common dividends ($0.30 per share)	—	—	—	(65,415)	—	(65,415)
Balance, June 30, 2021	220,824,104	$2,208	$4,341,533	$(944,504)	$(16,174)	$3,383,063

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amounts
Balance, December 31, 2019	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460
Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)
Net income	—	—	—	64,840	—	64,840
Other comprehensive loss	—	—	—	—	(43,253)	(43,253)
Amortization of stock-based compensation	—	—	5,957	—	—	5,957
Common stock issuance, net	352,662	4	701	—	—	705
Common dividends ($0.75 per share)	—	—	—	(155,291)	—	(155,291)
Balance, June 30, 2020	205,560,680	$2,056	$4,078,737	$(663,901)	$(55,641)	$3,361,251

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2020	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228
Net loss	—	—	—	(99,126)	—	(99,126)
Other comprehensive income	—	—	—	—	23,737	23,737
Amortization of stock-based compensation	—	—	5,692	—	—	5,692
Common stock issuance, net	10,263,289	102	172,613	—	—	172,715
Common dividends ($0.60 per share)	—	—	—	(129,183)	—	(129,183)
Balance, June 30, 2021	220,824,104	$2,208	$4,341,533	$(944,504)	$(16,174)	$3,383,063

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(99,126)	$64,840
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,866	88,370
Non-cash rental and related revenues	(10,627)	(6,567)
Non-cash interest income	(914)	(1,135)
Non-cash interest expense	3,645	4,458
Stock-based compensation expense	4,559	4,735
Loss on extinguishment of debt	847	392
Provision for loan losses and other reserves	1,916	796
Net loss (gain) on sales of real estate	2,439	(113)
Other-than-temporary impairment of unconsolidated joint venture	164,126	—
Loss from unconsolidated joint venture	10,673	15,803
Distributions of earnings from unconsolidated joint venture	—	7,083
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(2,361)	(1,377)
Accounts payable and accrued liabilities	(11,777)	(8,680)
Net cash provided by operating activities	152,266	168,605
Cash flows from investing activities:
Acquisition of real estate	(62,107)	(92,945)
Origination and fundings of loans receivable	—	(1,651)
Origination and fundings of preferred equity investments	(3,394)	—
Additions to real estate	(21,736)	(19,867)
Repayments of loans receivable	1,135	1,610
Repayments of preferred equity investments	513	3,064
Net proceeds from the sales of real estate	8,381	9,516
Distributions in excess of earnings from unconsolidated joint venture	—	1,305
Net cash used in investing activities	(77,208)	(98,968)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	73,000
Principal payments on term loans	(110,000)	—
Principal payments on secured debt	(1,446)	(1,669)
Payments of deferred financing costs	(7)	(722)
Issuance of common stock, net	172,698	1,860
Dividends paid on common stock	(128,050)	(154,068)
Net cash used in financing activities	(66,805)	(81,599)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,253	(11,962)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	159	(376)
Cash, cash equivalents and restricted cash, beginning of period	65,523	49,143
Cash, cash equivalents and restricted cash, end of period	$73,935	$36,805
Supplemental disclosure of cash flow information:
Interest paid	$45,658	$47,667
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$20,731
Secured debt assumed by buyer in connection with sale of real estate	$—	$14,219

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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part I, Item 2), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to the Company. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s eligible assisted living facility operators. As of June 30, 2021, the Company’s tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within the Company’s Senior Housing - Managed portfolio, which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s Senior Housing - Managed portfolio. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. During each of the three and six months ended June 30, 2021, the Company recognized government grants of $0.5 million in resident fees and services. Prolonged deterioration in the operating results for the Company’s investments in its Senior Housing - Managed portfolio could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

•See Note 4, “Investment in Real Estate Properties,” for discussion of the impact on the Company’s investment in unconsolidated joint venture.
The Company’s financial results as of and for the three and six months ended June 30, 2021 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2021 and December 31, 2020 and for the three and six month periods ended June 30, 2021 and 2020. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of June 30, 2021, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2021, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2021, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

3.     RECENT REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2021, the Company acquired two Senior Housing - Managed communities, one addiction treatment center and one skilled nursing/transitional care facility. During the six months ended June 30, 2020, the Company acquired three Senior Housing - Leased communities and one Senior Housing - Managed community that were part of the Company’s proprietary development pipeline, and $20.7 million was previously funded through its preferred equity investments in these developments. The consideration was allocated as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Land	$3,610	$5,800
Building and improvements	55,962	104,952
Tenant origination and absorption costs intangible assets	2,525	2,578
Tenant relationship intangible assets	10	347
Total consideration	$62,107	$113,677
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 26 years, respectively, for acquisitions completed during the six months ended June 30, 2021, and seven years and 25 years, respectively, for acquisitions completed during the six months ended June 30, 2020.
For the three and six months ended June 30, 2021, the Company recognized $2.3 million and $2.7 million of total revenues, respectively, and $0.2 million and $0.3 million of net income, respectively, from the facilities acquired during the six months ended June 30, 2021. For the three and six months ended June 30, 2020, the Company recognized $3.4 million and $5.8 million of total revenues, respectively, and $1.4 million and $2.2 million of net income, respectively, from the facilities acquired during the six months ended June 30, 2020.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	283	31,321	$3,631,838	$(431,976)	$3,199,862
Senior Housing - Leased	62	4,147	705,048	(97,319)	607,729
Senior Housing - Managed	49	5,140	1,008,080	(158,946)	849,134
Specialty Hospitals and Other	29	1,228	687,494	(75,149)	612,345
	423	41,836	6,032,460	(763,390)	5,269,070
Corporate Level			817	(440)	377
			$6,033,277	$(763,830)	$5,269,447
As of December 31, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	287	31,761	$3,644,470	$(385,094)	$3,259,376
Senior Housing - Leased	65	4,282	707,634	(87,600)	620,034
Senior Housing - Managed	47	4,924	942,996	(142,538)	800,458
Specialty Hospitals and Other	27	1,092	670,793	(66,021)	604,772
	426	42,059	5,965,893	(681,253)	5,284,640
Corporate Level			802	(404)	398
			$5,966,695	$(681,657)	$5,285,038

	June 30, 2021	December 31, 2020
Building and improvements	$5,178,684	$5,120,598
Furniture and equipment	255,018	249,034
Land improvements	2,940	2,220
Land	596,635	594,843
Total real estate at cost	6,033,277	5,966,695
Accumulated depreciation	(763,830)	(681,657)
Total real estate investments, net	$5,269,447	$5,285,038
Operating Leases
As of June 30, 2021, the substantial majority of the Company’s real estate properties (excluding 49 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 16 years. As of June 30, 2021, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $11.3 million and $17.5 million as of June 30, 2021 and December 31, 2020, respectively, and letters of credit deposited with the Company totaled approximately $92 million and $85 million as of June 30, 2021 and December 31, 2020, respectively. In addition, the Company’s tenants have deposited with the Company $16.8 million and $16.9 million as of June 30, 2021 and December 31, 2020, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $4.8 million and $9.6 million during the three and six months ended June 30, 2021, respectively, and $5.5 million and $10.7 million during the three and six months ended June 30, 2020, respectively.
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
For the three and six months ended June 30, 2021, no tenant relationship represented 10% or more of the Company’s total revenues.
As of June 30, 2021, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

July 1 through December 31, 2021	$217,032
2022	417,624
2023	407,733
2024	408,704
2025	400,077
Thereafter	1,576,771
$3,427,941
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. As of June 30, 2021, the Enlivant Joint Venture owned 158 senior housing communities.
During the second quarter of 2021, TPG reached out to Sabra to explore the Company acquiring TPG’s 51% interest in the Enlivant Joint Venture. The parties were not able to reach mutually acceptable terms for a transaction, in part due to modifications requested by TPG in the Enlivant management fee structure. At that time, TPG informed the Company of its intent to re-evaluate its plans with respect to the management company. Furthermore, decreased occupancy and revenues and increased operating costs during the COVID-19 pandemic have had a significant negative impact on the financial performance of the Enlivant Joint Venture. As a result, the Company re-evaluated its plans with respect to the Enlivant Joint Venture and determined that it would no longer seek to acquire TPG’s majority interest in the Enlivant Joint Venture and that it expects to sell its 49% equity interest should TPG secure a buyer for the portfolio sometime in the future. In connection with this re-evaluation and the Company’s eventual intent to exit its 49% stake, the Company revisited its estimate of the fair value of its investment in the Enlivant Joint Venture and believes that it has declined below its investment basis. The Company also believes that, given the Company’s intent to sell the portfolio, it is unlikely that the Company will hold its investment for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and the Company recorded an impairment charge for the amount that the carrying value exceeds the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. This impairment is included in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of (loss) income. As of June 30, 2021 and including the impact of the impairment charge, the book value of the Company’s investment in the Enlivant Joint Venture was $114.0 million.
Determining the estimated fair value of the Company’s investment is based on significant unobservable assumptions. The Company estimated the current fair value based on a discounted cash flow analysis, management fee ranging from 6.0% to 7.0% and using a holding period of three years, terminal capitalization rates ranging from 6.75% to 7.25% and discount rates ranging from 11.0% to 11.5%. The assumptions to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require the Company to recognize an additional impairment charge in the future with respect to this investment. Accordingly, the amount ultimately realized by the Company for its investment in the Enlivant Joint Venture could materially differ from its estimated fair value as reflected in the condensed consolidated balance sheets as of June 30, 2021.
Net Investment in Sales-Type Lease
As of June 30, 2021, the Company had a $25.1 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the present value of total rental payments of $4.0 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $4.2 million and allowance for credit losses of $0.3 million as of June 30, 2021. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2020, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of (loss) income. During the three and six months ended June 30, 2021, the Company reduced its allowance for credit losses by $21,000 and increased its allowance for credit losses by $0.1 million, respectively. During the three and six months ended June 30, 2020, the Company reduced its allowance for credit losses by $21,000 and $37,000, respectively. During the six months ended June 30, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at June 30, 2021 were as follows: $1.2 million for the remainder of 2021, $2.4 million for 2022 and $0.8 million for 2023.

5.    ASSETS HELD FOR SALE AND DISPOSITIONS
2021
Assets Held for Sale
As of June 30, 2021, the Company determined that three senior housing communities with an aggregate net book value of $2.7 million met the criteria to be classified as assets held for sale, and these balances are included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. Subsequent to June 30, 2021, the Company completed the sale of the facilities for an aggregate gross sales price of $4.0 million.
Dispositions
During the six months ended June 30, 2021, the Company completed the sale of four skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $11.3 million. The net carrying value of the assets and liabilities of the facilities was $14.7 million, which resulted in an aggregate $3.4 million net loss on sale.
During the six months ended June 30, 2021, the Company recognized $3.3 million of net loss, which includes the $3.4 million net loss on sale, and during the six months ended June 30, 2020, recognized $47,000 of net income, in each case from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2020
Dispositions
During the six months ended June 30, 2020, the Company completed the sale of six skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $24.3 million. The net carrying value of the assets and liabilities of these facilities was $24.2 million, which resulted in an aggregate $0.1 million net gain on sale.
During the six months ended June 30, 2020, the Company recognized $0.4 million of net income, which includes the $0.1 million net gain on sale, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2021 and December 31, 2020, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						June 30, 2021
Investment	Quantity as of June 30, 2021	Property Type	Principal Balance as of June 30, 2021 (1)	Book Value as of June 30, 2021	Book Value as of December 31, 2020	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2021
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	3,343	3,349	3,352	8.0%	7.8%	09/30/22
Other	16	Multiple	41,843	37,851	39,005	6.8%	6.9%	12/03/21- 08/31/28
	18		64,186	60,200	61,357	7.8%	7.9%
Allowance for loan losses			—	(4,269)	(2,458)
			$64,186	$55,931	$58,899
Other Investments:
Preferred Equity	7	Skilled Nursing / Senior Housing	49,064	49,297	43,940	11.2%	11.2%	N/A
Total	25		$113,250	$105,228	$102,839	9.3%	9.4%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of June 30, 2021 and December 31, 2020, the Company had four loans receivable investments, with an aggregate principal balance of $1.9 million and $2.1 million, respectively, that were considered to have deteriorated credit quality. As of June 30, 2021 and December 31, 2020, the book value of the outstanding loans with deteriorated credit quality was $0.3 million and $0.5 million, respectively.
During the three and six months ended June 30, 2021, the Company reduced its allowance for loan losses by $0.1 million and increased its allowance for loan losses by $1.8 million, respectively. During the three and six months ended June 30, 2020, the Company increased its allowance for loan losses by $0.1 million and $0.8 million, respectively.
As of June 30, 2021, the Company had a $4.3 million allowance for loan losses and three loans receivable investments with no book value were on nonaccrual status. As of June 30, 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
As of December 31, 2020, the Company had a $2.5 million allowance for loan losses and two loans receivable investments with no book value were on nonaccrual status. As of December 31, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate at June 30, 2021 (2)	Maturity Date
Fixed Rate	$79,200	$80,199	3.40%	December 2021 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $1.1 million as of each of June 30, 2021 and December 31, 2020.
(2)     Weighted average interest rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2021 (1)	December 31, 2020 (1)
4.80% senior unsecured notes due 2024 (“2024 Notes”)	June 1, 2024	$300,000	$300,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
		$1,250,000	$1,250,000
(1)    Principal balance does not include premium, net of $5.8 million and deferred financing costs, net of $7.3 million as of June 30, 2021 and does not include premium, net of $6.4 million and deferred financing costs, net of $8.0 million as of December 31, 2020.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes and 2029 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $845.0 million in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $345.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.8 million of loss on extinguishment of debt, respectively, related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans.
As of June 30, 2021, there were no amounts outstanding under the Revolving Credit Facility and $1.0 billion available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of June 30, 2021, the interest rate on the Revolving Credit Facility was 1.20%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of June 30, 2021, the interest rate on the U.S. dollar Term Loans was 1.35%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of June 30, 2021, the interest rate on the Canadian dollar Term Loan was 1.66%.
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
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $24.3 million and $48.7 million during the three and six months ended June 30, 2021, respectively, and $25.3 million and $51.0 million during the three and six months ended June 30, 2020, respectively. Interest expense includes non-cash interest expense of $1.7 million and $3.6 million for the three and six months ended June 30, 2021, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2020, respectively. As of each of June 30, 2021 and December 31, 2020, the Company had $16.1 million of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2021 (in thousands):

	Secured Indebtedness	Term Loans	Senior Notes	Total
July 1 through December 31, 2021	$17,420	$—	$—	$17,420
2022	2,412	—	—	2,412
2023	2,478	345,000	—	347,478
2024	2,545	600,837	300,000	903,382
2025	2,615	—	—	2,615
Thereafter	51,730	—	950,000	1,001,730
Total Debt	79,200	945,837	1,250,000	2,275,037
Premium, net	—	—	5,834	5,834
Deferred financing costs, net	(1,106)	(6,145)	(7,309)	(14,560)
Total Debt, Net	$78,094	$939,692	$1,248,525	$2,266,311

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In May 2019, the Company terminated three forward starting interest rate swaps, resulting in a payment to counterparties totaling $12.6 million. The balance of the loss in other comprehensive income will be reclassified to earnings through 2029. As of June 30, 2021, approximately $13.0 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$1,095,000	$1,340,000
Denominated in Canadian Dollars (2)	$125,000	$250,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$51,846	$52,778
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$4,454	$3,522
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

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2021 and December 31, 2020 (dollars in thousands):

		Count as of June 30,2021	Fair Value		Maturity Dates
Type	Designation		June 30, 2021	December 31, 2020		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	2	$106	$—	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	6	20,666	10,652	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	864	2,150	2025	Accounts receivable, prepaid expenses and other assets, net
			$21,636	$12,802
Liabilities:
Interest rate swaps	Cash flow	9	$22,592	$23,849	2023- 2024	Accounts payable and accrued liabilities
Interest rate collar	Cash flow	2	1,174	1,626	2024	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	—	—	10,723	2024	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	—	—	820	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	100,838	98,100	2024	Term loans, net
			$124,604	$135,118
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of (loss) income and the condensed consolidated statements of equity for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash Flow Hedges:
Interest rate products	$(12,840)	$(6,182)	$17,777	$(46,647)
Net Investment Hedges:
Foreign currency products	(636)	(1,599)	(1,191)	2,588
CAD term loan	(1,563)	(3,413)	(2,738)	4,400
	$(15,039)	$(11,194)	$13,848	$(39,659)

	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Income Statement Location
Cash Flow Hedges:
Interest rate products	$(3,341)	$(2,398)	$(6,543)	$(2,165)	Interest expense
During the three and six months ended June 30, 2021 and 2020, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2021, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.1 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded $56,000 and $0.1 million of other expense, respectively, related to the portion of derivatives not designated as hedging instruments. During the three and six months ended June 30, 2020, the Company recorded $0.1 million of other expense and $0.1 million of other income, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$21,636	$—	$21,636	$(8,273)	$—	$13,363
Offsetting Liabilities:
Derivatives	$23,766	$—	$23,766	$(8,273)	$—	$15,493

	As of December 31, 2020
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$12,802	$—	$12,802	$(7,420)	$—	$5,382
Offsetting Liabilities:
Derivatives	$37,018	$—	$37,018	$(7,420)	$—	$29,598
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15.8 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $15.4 million.

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
Loans receivable: These instruments are presented on the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 10% with a weighted average rate of 9% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
Secured indebtedness: These instruments are presented on the accompanying condensed consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Company utilized interest rates ranging from 2% to 3% with a weighted average interest rate of 3% in its fair value calculation. As such, the Company classifies these instruments as Level 3.

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2021			December 31, 2020
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$64,186	$55,931	$56,886	$65,320	$58,899	$60,421
Preferred equity investments	49,064	49,297	49,973	43,724	43,940	44,597
Financial liabilities:
Senior Notes	1,250,000	1,248,525	1,372,081	1,250,000	1,248,393	1,362,678
Secured indebtedness	79,200	78,094	77,949	80,199	79,065	79,326
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of June 30, 2021 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$56,886	$—	$—	$56,886
Preferred equity investments	49,973	—	—	49,973
Financial liabilities:
Senior Notes	1,372,081	—	1,372,081	—
Secured indebtedness	77,949	—	—	77,949
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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2021, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swaps	$106	$—	$106	$—
Forward starting interest rate swaps	20,666	—	20,666	—
Cross currency interest rate swaps	864	—	864	—
Financial liabilities:
Interest rate swaps	22,592	—	22,592	—
Interest rate collars	1,174	—	1,174	—

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
During the three months ended June 30, 2021, the Company sold 1.0 million shares under the ATM Program at an average price of $17.93 per share, generating gross proceeds of $18.5 million, before $0.3 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below). During the six months ended June 30, 2021, the Company sold 2.2 million shares under the ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million, before $0.6 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below).
Additionally, during the three months ended June 30, 2021, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 2.6 million shares of the Company’s common stock at an initial weighted average price of $17.20 per share, net of commissions, and settled 3.9 million shares at a weighted average net price of $17.29 per share, after commissions and fees, resulting in net proceeds of $66.8 million. During the six months ended June 30, 2021, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 6.8 million shares of the Company’s common stock at an initial weighted average price of $17.49 per share, net of commissions, and settled 7.9 million shares at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million. As of June 30, 2021, no shares remained outstanding under the forward sale agreements.
As of June 30, 2021, the Company had $75.8 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2021:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2, 2021	February 12, 2021	$0.30	February 26, 2021
May 5, 2021	May 17, 2021	$0.30	May 28, 2021
During the six months ended June 30, 2021, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2021 and 2020, the Company incurred $1.9 million and $0.9 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation loss	$(2,300)	$(1,831)
Unrealized loss on cash flow hedges	(13,874)	(38,080)
Total accumulated other comprehensive loss	$(16,174)	$(39,911)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net (loss) income	$(132,573)	$29,623	$(99,126)	$64,840
Denominator
Basic weighted average common shares and common equivalents	216,264,207	205,593,653	213,870,329	205,493,829
Dilutive restricted stock units	—	625,509	—	700,453
Diluted weighted average common shares	216,264,207	206,219,162	213,870,329	206,194,282
Net (loss) income, per:
Basic common share	$(0.61)	$0.14	$(0.46)	$0.32
Diluted common share	$(0.61)	$0.14	$(0.46)	$0.31
During the three and six months ended June 30, 2021, approximately 4,600 and 1,800 restricted stock units, respectively, and no shares and 300 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2020, approximately 88,400 and 35,800 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2021, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 4, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 31, 2021 to common stockholders of record as of the close of business on August 17, 2021.

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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our eligible assisted living facility operators. As of June 30, 2021, our tenants and borrowers have continued to pay expected cash rents and debt service obligations consistent with past practice. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our Senior Housing - Managed portfolio. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. During each of the three and six months ended June 30, 2021, we recognized government grants of $0.5 million in resident fees and services. Prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
Our financial results as of and for the three and six months ended June 30, 2021 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.

Impairment of Investment in Unconsolidated Joint Venture
We have a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. During the second quarter of 2021, TPG reached out to Sabra to explore our acquiring TPG’s 51% interest in the Enlivant Joint Venture. The parties were not able to reach mutually acceptable terms for a transaction, in part due to modifications requested by TPG in the Enlivant management fee structure. At that time, TPG informed Sabra of its intent to re-evaluate its plans with respect to the management company. Furthermore, decreased occupancy and revenues and increased operating costs during the COVID-19 pandemic have had a significant negative impact on the financial performance of the Enlivant Joint Venture. As a result, we re-evaluated our plans with respect to the Enlivant Joint Venture and determined that we would no longer seek to acquire TPG’s majority interest in the Enlivant Joint Venture and that we expect to sell our 49% equity interest should TPG secure a buyer for the portfolio sometime in the future. In connection with this re-evaluation and our eventual intent to exit our 49% stake, we revisited our estimate of the fair value of our investment in the Enlivant Joint Venture and believe that it has declined below our investment basis. We also believe that, given our intent to sell the portfolio, it is unlikely that we will hold our investment for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and we recorded an impairment charge for the amount that the carrying value exceeds the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. This impairment is included in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of (loss) income. The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require us to recognize an additional impairment charge in the future with respect to this investment. See Note 4, “Investment in Real Estate Properties,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding this impairment.
Acquisitions
During the six months ended June 30, 2021, we acquired two Senior Housing - Managed communities, one addiction treatment center and one skilled nursing/transitional care facility for an aggregate purchase price of $62.1 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the six months ended June 30, 2021, we completed the sale of four skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $11.3 million. The net carrying value of the assets and liabilities of these facilities was $14.7 million, which resulted in an aggregate $3.4 million net loss on sale.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2021.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2021, our investment portfolio consisted of 423 real estate properties held for investment, three assets held for sale, one investment in a sales-type lease, 18 investments in loans receivable, seven preferred equity investments and one investment in an unconsolidated joint venture. As of June 30, 2020, our investment portfolio consisted of 427 real estate properties held for investment, one investment in a direct financing lease, 19 investments in loans receivable, five preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
Comparison of results of operations for the three months ended June 30, 2021 versus the three months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2021	2020
Revenues:
Rental and related revenues	$110,783	$112,727	$(1,944)	(2)%	$(1,179)	$(765)
Interest and other income	3,031	2,606	425	16%	519	(94)
Resident fees and services	39,118	38,584	534	1%	2,530	(1,996)
Expenses:
Depreciation and amortization	44,491	44,202	289	1%	271	18
Interest	24,270	25,292	(1,022)	(4)%	(131)	(891)
Triple-net portfolio operating expenses	5,000	5,331	(331)	(6)%	(8)	(323)
Senior housing - managed portfolio operating expenses	28,901	27,970	931	3%	1,423	(492)
General and administrative	8,811	8,673	138	2%	—	138
(Recovery of) provision for loan losses and other reserves	(109)	129	(238)	(184)%	—	(238)
Other income (expense):
Loss on extinguishment of debt	(54)	(392)	338	(86)%	392	(54)
Other expense	(24)	(66)	42	(64)%	—	42
Net (loss) gain on sales of real estate	(3,752)	330	(4,082)	(1,237)%	(4,082)	—
Loss from unconsolidated joint venture	(169,789)	(12,136)	(157,653)	1,299%	9,454	(167,107)
Income tax expense	(522)	(433)	(89)	21%	—	(89)
(1)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of investments/dispositions made after April 1, 2020.
(2)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 that is not a direct result of investments/dispositions made after April 1, 2020.
Rental and Related Revenues
During the three months ended June 30, 2021, we recognized $110.8 million of rental income compared to $112.7 million for the three months ended June 30, 2020. The $1.9 million net decrease in rental income is related to (i) a $1.2 million decrease from properties disposed of after April 1, 2020, (ii) a $1.0 million decrease related to lease intangibles that have been fully amortized and (iii) a $0.5 million decrease due to transitioning four facilities to new operators. The decreases are offset by a $0.9 million net decrease in write-offs related to leases we concluded should no longer be accounted for on an accrual basis during the three months ended June 30, 2020.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended by subsequent ASUs (“Topic 842”). However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2021 and 2020.

Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the three months ended June 30, 2021, we recognized $3.0 million of interest and other income compared to $2.6 million for the three months ended June 30, 2020. The net increase of $0.4 million is due to a $0.5 million increase in income from investments made after April 1, 2020.
Resident Fees and Services
During the three months ended June 30, 2021, we recognized $39.1 million of resident fees and services compared to $38.6 million for the three months ended June 30, 2020. The $0.5 million net increase is due to a $2.5 million increase from three Senior Housing - Managed communities acquired after April 1, 2020, partially offset by the impact of decreased occupancy as a result of the COVID-19 pandemic.
Depreciation and Amortization
During each of the three months ended June 30, 2021 and 2020, we incurred $44.5 million of depreciation and amortization expense compared to $44.2 million for the three months ended June 30, 2020. Depreciation and amortization expense increased by $0.7 million from properties acquired after April 1, 2020. The increase was offset by a $0.4 million decrease from properties disposed of after April 1, 2020.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2021, we incurred $24.3 million of interest expense compared to $25.3 million for the three months ended June 30, 2020. The $1.0 million net decrease is related to (i) a $0.5 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement (as defined below) and decrease in interest rates, (ii) a $0.1 million decrease in interest expense related to one mortgage note assumed during 2020 by the buyer of the facility securing the debt and (iii) a $0.3 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the three months ended June 30, 2021, we recognized $5.0 million of triple-net portfolio operating expenses compared to $5.3 million for the three months ended June 30, 2020. The $0.3 million net decrease is related to a $0.1 million decrease related to property taxes paid during the three months ended June 30, 2020 on facilities that have since been transitioned to new operators who are now paying the property taxes directly, and the remaining decrease is due to adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended June 30, 2021, we recognized $28.9 million of Senior Housing - Managed portfolio operating expenses compared to $28.0 million for the three months ended June 30, 2020. The $0.9 million net increase is due to (i) a $1.4 million increase related to three Senior Housing - Managed communities acquired after April 1, 2020, (ii) a $0.4 million increase related to marketing expenses due to increased activity and (iii) a $0.3 million increase in insurance expenses due to a higher number of claims and increased premiums. The increases are partially offset by a $1.3 million decrease in supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended June 30, 2021, general and administrative expenses were $8.8 million compared to $8.7 million during the three months ended June 30, 2020. The $0.1 million net increase is related to a $0.2 million increase in insurance expense due to increased premiums.
(Recovery of) Provision for Loan Losses and Other Reserves
During the three months ended June 30, 2021, we recognized a $0.1 million recovery of loan losses and other reserves associated with loan loss reserves. During the three months ended June 30, 2020, we recognized a $0.1 million provision for loan losses and other reserves associated with loan loss reserves.

Loss on Extinguishment of Debt
During the three months ended June 30, 2021, we recognized a $0.1 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans (as defined below). During the three months ended June 30, 2020, we recognized a $0.4 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of two facilities that secured two mortgage notes.
Net (Loss) Gain on Sales of Real Estate
During the three months ended June 30, 2021, we recognized an aggregate net loss on the sales of real estate of $3.8 million related to the disposition of two skilled nursing/transitional care facilities. During the three months ended June 30, 2020, we recognized an aggregate net gain on the sales of real estate of $0.3 million related to the disposition of three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the three months ended June 30, 2021, we recognized $169.8 million of loss from the Enlivant Joint Venture compared to $12.1 million of loss for the three months ended June 30, 2020. The $157.7 million net increase in loss is related to (i) a $164.1 million other-than-temporary impairment recorded during the three months ended June 30, 2021 (See Note 4, “Investments in Real Estate Properties” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the impairment), (ii) a $2.4 million decrease in revenue from the facilities owned by the Enlivant Joint Venture as of June 30, 2021, primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic and (iii) a $1.9 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of June 30, 2021. The $1.9 million increase in operating expenses consists of (i) a $2.5 million support payment paid to the manager of the Enlivant Joint Venture during the current year, partially offset by a $1.0 million decrease in supplies and labor needs related to the COVID-19 pandemic and a $0.4 million decrease in dining related expenses due to decreased occupancy. The decreases are partially offset by (i) a $9.1 million decrease in loss on sale related to the disposition of nine senior housing communities during the three months ended June 30, 2020, (ii) a $1.0 million decrease in deferred income tax due to lower taxable income and (iii) a $0.5 million decrease in interest expense due to a decrease in interest rates.
Income Tax Expense
During the three months ended June 30, 2021, we recognized $0.5 million of income tax expense compared to $0.4 million for the three months ended June 30, 2020. The increase is due to higher taxable income from our Senior Housing – Managed portfolio.

Comparison of results of operations for the six months ended June 30, 2021 versus the six months ended June 30, 2020 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2021	2020
Revenues:
Rental and related revenues	$224,166	$219,239	$4,927	2%	$(739)	$5,666
Interest and other income	5,972	5,457	515	9%	805	(290)
Resident fees and services	75,159	78,567	(3,408)	(4)%	2,910	(6,318)
Expenses:
Depreciation and amortization	88,866	88,370	496	1%	(720)	1,216
Interest	48,713	50,996	(2,283)	(4)%	(434)	(1,849)
Triple-net portfolio operating expenses	10,135	10,232	(97)	(1)%	(53)	(44)
Senior housing - managed portfolio operating expenses	57,846	55,231	2,615	5%	1,868	747
General and administrative	17,749	17,434	315	2%	—	315
Provision for loan losses and other reserves	1,916	796	1,120	141%	—	1,120
Other income (expense):
Loss on extinguishment of debt	(847)	(392)	(455)	116%	392	(847)
Other income	109	2,193	(2,084)	(95)%	—	(2,084)
Net (loss) gain on sales of real estate	(2,439)	113	(2,552)	(2,258)%	(2,552)	—
Loss from unconsolidated joint venture	(174,799)	(15,803)	(158,996)	1,006%	11,441	(170,437)
Income tax expense	(1,222)	(1,475)	253	(17)%	—	253
(1)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of investments/dispositions made after January 1, 2020.
(2)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 that is not a direct result of investments/dispositions made after January 1, 2020.
Rental and Related Revenues
During the six months ended June 30, 2021, we recognized $224.2 million of rental income compared to $219.2 million for the six months ended June 30, 2020. The $4.9 million net increase in rental income is related to (i) a $7.5 million net decrease in write-offs related to leases we concluded should no longer be accounted for on an accrual basis during the six months ended June 30, 2020 and (ii) a $0.9 million increase from properties acquired after January 1, 2020. These increases are partially offset by (i) a $1.6 million decrease from properties disposed of after January 1, 2020, (ii) $1.5 million decrease related to lease intangibles that have been fully amortized and (iii) a $1.2 million decrease in property tax recoveries.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2021 and 2020.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the six months ended June 30, 2021, we recognized $6.0 million of interest and other income compared to $5.5 million for the six months ended June 30, 2020. The net increase of $0.5 million is due to a $1.0 million increase in income from investments made after January 1, 2020, partially offset by a $0.2 million decrease in income from investments repaid after January 1, 2020.

Resident Fees and Services
During the six months ended June 30, 2021, we recognized $75.2 million of resident fees and services compared to $78.6 million for the six months ended June 30, 2020. The $3.4 million net decrease is due to the impact of decreased occupancy as a result of the COVID-19 pandemic, partially offset by a $2.9 million increase from three Senior Housing - Managed communities acquired after January 1, 2020.
Depreciation and Amortization
During the six months ended June 30, 2021, we incurred $88.9 million of depreciation and amortization expense compared to $88.4 million for the six months ended June 30, 2020. The $0.5 million net increase is due to (i) a $2.1 million increase from additions to real estate and (ii) a $0.3 million increase from properties acquired after January 1, 2020. The increases are partially offset by (i) a $1.0 million decrease from properties disposed of after January 1, 2020 and (ii) a $1.1 million decrease related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2021, we incurred $48.7 million of interest expense compared to $51.0 million for the six months ended June 30, 2020. The $2.3 million net decrease is related to (i) a $1.0 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement and decrease in interest rates, (ii) a $0.4 million decrease in interest expense related to three mortgage notes assumed during 2020 by the buyers of the facilities securing the debt and (iii) a $0.6 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the six months ended June 30, 2021, we recognized $10.1 million of triple-net portfolio operating expenses compared to $10.2 million for the six months ended June 30, 2020. The $0.1 million net decrease is primarily due to facilities disposed of after January 1, 2020.
Senior Housing - Managed Portfolio Operating Expenses
During the six months ended June 30, 2021, we recognized $57.8 million of operating expenses compared to $55.2 million for the six months ended June 30, 2020. The $2.6 million net increase is due to (i) a $1.9 million increase related to three Senior Housing - Managed communities acquired after January 1, 2020, (ii) a $0.9 million increase in insurance expense due to a higher number of claims and an increase in premiums and (iii) a $0.6 million increase in marketing expenses due to increased activity, partially offset by a $0.7 million decrease in supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the six months ended June 30, 2021, general and administrative expenses were $17.7 million compared to $17.4 million during the six months ended June 30, 2020. The $0.3 million net increase is related to (i) a $0.5 million increase in insurance expense due to an increase in premiums and (ii) a $0.4 million increase in compensation for our team members as a result of increased staffing, partially offset by a $0.7 million decrease in professional and legal fees due to a decrease in transaction activity.
Provision for Loan Losses and Other Reserves
During the six months ended June 30, 2021, we recognized a $1.9 million provision for loan losses and other reserves associated with loan loss reserves. During the six months ended June 30, 2020, we recognized a $0.8 million provision for loan losses and other reserves associated with loan loss reserves. The $1.1 million increase is due to one loan deemed uncollectible during the six months ended June 30, 2021.
Loss on Extinguishment of Debt
During the six months ended June 30, 2021, we recognized a $0.8 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans. During the six months ended June 30, 2020, we recognized a $0.4 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of two facilities that secured two mortgage notes.

Other Income
During the six months ended June 30, 2021 and June 30, 2020, we recognized $0.1 million and $2.2 million, respectively, of other income primarily related to settlement payments received related to legacy Care Capital Properties (“CCP”) investments.
Net (Loss) Gain on Sales of Real Estate
During the six months ended June 30, 2021, we recognized a net loss on the sales of real estate of $2.4 million. The $2.4 million includes an aggregate $3.4 million loss on sales of real estate related to the disposition of four skilled nursing/transitional care facilities, partially offset by a $1.0 million gain on sale of real estate due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease, which required us to recognize the gain on sale prior to the actual sale to our tenant. During the six months ended June 30, 2020, we recognized an aggregate net gain on the sales of real estate of $0.1 million related to the disposition of six skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the six months ended June 30, 2021, we recognized $174.8 million of loss from the Enlivant Joint Venture compared to $15.8 million of loss for the six months ended June 30, 2020. The $159.0 million net increase in loss is related to (i) a $164.1 million other-than-temporary impairment recorded during the three months ended June 30, 2021 (See Note 4, “Investments in Real Estate Properties” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the impairment), (ii) a $7.5 million decrease in revenue from the facilities owned by the Enlivant Joint Venture as of June 30, 2021, primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic and (iii) a $2.2 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of June 30, 2021. The $2.2 million increase in operating expenses consists of (i) a $2.5 million support payment paid to the manager of the Enlivant Joint Venture during the current year and (ii) a $0.3 million increase in supplies and labor needs related to the COVID-19 pandemic, partially offset by (i) a $0.7 million decrease in dining related expenses and (ii) a $0.5 million decrease in employee compensation, both due to decreased occupancy. The decreases are partially offset by (i) a $10.8 million decrease in loss on sale related to the disposition of 11 senior housing communities in the prior year, (ii) a $2.0 million decrease in deferred income tax due to lower taxable income and (iii) a $2.1 million decrease in interest expense due to a decrease in interest rates.
Income Tax Expense
During the six months ended June 30, 2021, we recognized $1.2 million of income tax expense compared to $1.5 million of income tax expense recognized during the six months ended June 30, 2020. The decrease is due to lower taxable income from our Senior Housing – Managed portfolio and the tax impact of changes in fair value for certain derivative instruments.

Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“Nareit”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, Nareit created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint venture, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint venture, and real estate impairment charges of both consolidated and unconsolidated entities when the impairment is directly attributable to decreases in the value of the depreciable real estate held by the entity. AFFO is defined as FFO excluding merger and acquisition costs, stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint venture. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current Nareit definition or that interpret the current Nareit definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2021 and 2020, to net (loss) income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(132,573)	$29,623	$(99,126)	$64,840
Depreciation and amortization of real estate assets	44,491	44,202	88,866	88,370
Depreciation and amortization of real estate assets related to unconsolidated joint venture	5,879	5,549	11,723	11,134
Net loss (gain) on sales of real estate	3,752	(330)	2,439	(113)
Net (gain) loss on sales of real estate related to unconsolidated joint venture	(18)	9,079	15	10,808
Other-than-temporary impairment of unconsolidated joint venture	164,126	—	164,126	—

FFO	85,657	88,123	168,043	175,039

Stock-based compensation expense	2,271	2,375	4,559	4,735
Non-cash rental and related revenues	(4,914)	(6,202)	(10,627)	(6,567)
Non-cash interest income	(502)	(574)	(914)	(1,135)
Non-cash interest expense	1,749	2,225	3,645	4,458
Non-cash portion of loss on extinguishment of debt	54	392	847	392
(Recovery of) provision for loan losses and other reserves	(109)	129	1,916	796
Other non-cash adjustments related to unconsolidated joint venture	(618)	404	(1,214)	943
Other non-cash adjustments	361	402	533	455

AFFO	$83,949	$87,274	$166,788	$179,116

FFO per diluted common share	$0.39	$0.43	$0.78	$0.85

AFFO per diluted common share	$0.39	$0.42	$0.77	$0.87

Weighted average number of common shares outstanding, diluted:
FFO	217,462,704	206,219,162	215,015,226	206,194,282

AFFO	217,946,731	207,003,252	215,550,317	206,933,563

The following table sets forth additional information related to certain other items included in net (loss) income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	Net (Loss) Income		FFO		AFFO		Net (Loss) Income		FFO		AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable balances / lease intangible write-offs	$—	$0.4	$—	$0.4	$—	$—	$—	$6.5	$—	$6.5	$—	$—
Resident fess and services:
Grant income under government programs (1)	0.5	—	0.5	—	0.5	—	0.5	—	0.5	—	0.5	—
Senior housing - managed portfolio operating expenses:
COVID-19 pandemic related expenses (2)	0.4	1.7	0.4	1.7	0.4	1.7	1.3	2.0	1.3	2.0	1.3	2.0
General and administrative expense:
Merger and acquisition costs	0.3	0.3	0.3	0.3	—	—	0.3	0.4	0.3	0.4	—	—
(Recovery of) provision for loan losses and other reserves	(0.1)	0.1	(0.1)	0.1	—	—	1.9	0.8	1.9	0.8	—	—
Loss on extinguishment of debt	(0.1)	(0.4)	(0.1)	(0.4)	—	—	(0.8)	(0.4)	(0.8)	(0.4)	—	—
Other (expense) income	—	(0.1)	—	(0.1)	—	—	0.1	2.2	0.1	2.2	0.2	2.1
Loss from unconsolidated joint venture:
Deferred income tax (benefit) expense	(0.9)	0.1	(0.9)	0.1	—	—	(1.6)	0.4	(1.6)	0.4	—	—
COVID-19 pandemic related expenses (2)	1.1	2.3	1.1	2.3	1.1	2.3	3.0	2.7	3.0	2.7	3.0	2.7
Support payment paid to joint venture manager	2.5	—	2.5	—	2.5	—	2.5	—	2.5	—	2.5	—
Other-than-temporary impairment of unconsolidated joint venture	164.1	—	—	—	—	—	164.1	—	—	—	—	—
(1)    Consists of funds specifically paid to communities in our Senior Housing - Managed portfolio from state or federal governments related to the pandemic and were incremental to the amounts that would have otherwise been received for providing care to residents.
(2)    Consists primarily of (i) personal protective equipment (“PPE”) costs, (ii) incremental labor costs (including bonuses, hero pay and additional labor needed to implement new health and safety protocols) and (iii) incremental supply costs required to implement new health and safety protocols (e.g., disposable food containers and stronger disinfectants), in each case incurred by communities in our Senior Housing - Managed portfolio specifically as a result of the COVID-19 pandemic.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $69.3 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
On December 11, 2019, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During the three months ended June 30, 2021, we sold 1.0 million shares under the ATM Program at an average price of $17.93 per share, generating gross proceeds of $18.5 million, before $0.3 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below). During the six months ended June 30, 2021, we sold 2.2 million shares under the ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million, before $0.6 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below).
Additionally, during the three months ended June 30, 2021, we utilized the forward feature of the ATM Program to allow for the sale of up to 2.6 million shares of our common stock at an initial weighted average price of $17.20 per share, net of commissions, and settled 3.9 million shares at a weighted average net price of $17.29 per share, after commissions and fees, resulting in net proceeds of $66.8 million. During the six months ended June 30, 2021, we utilized the forward feature of the ATM Program to allow for the sale of up to 6.8 million shares of our common stock at an initial weighted average price of $17.49 per share, net of commissions, and settled 7.9 million shares at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million. As of June 30, 2021, no shares remained outstanding under the forward sale agreements.
As of June 30, 2021, we had $75.8 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $152.3 million for the six months ended June 30, 2021. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity, anticipated future changes in our portfolio, fluctuations in collections from tenants and borrowers, and fluctuations in the operating results of our Senior Housing - Managed communities.
Cash Flows from Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $77.2 million and included $62.1 million used for the acquisition of four facilities, $21.7 million used for additions to real estate and $3.4 million used to provide funding for a preferred equity investment, partially offset by $8.4 million in net sales proceeds related to dispositions, $1.1 million in repayments of loans receivable and $0.5 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, net cash used in financing activities was $66.8 million and included $110.0 million of principal repayments on term loans, $128.1 million of dividends paid to stockholders and $1.4 million of principal repayments on secured debt, partially offset by $172.7 million of net proceeds from shares sold through our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements.
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
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2021, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Subsidiary Issuer and Guarantor Financial Information. The 2024 Notes are issued by the Operating Partnership and fully and unconditionally guaranteed, jointly and severally, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances as described below. In connection with the Operating Partnership’s assumption of the 2026 Notes, we have fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. The 2029 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by us.
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
Pursuant to amendments to Regulation S-X, the following aggregate summarized financial information is provided for Sabra, the Operating Partnership and Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes). This aggregate summarized financial information has been prepared from the books and records maintained by us, the Operating Partnership and Sabra Health Care, L.L.C. The aggregate summarized financial information does not include the investments in non-

guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership and Sabra Health Care, L.L.C. operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of June 30, 2021 and December 31, 2020 and aggregate summarized statement of loss information for the six months ended June 30, 2021 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Total assets	$94,889	$77,825
Total liabilities	2,147,730	2,276,418

	Six Months Ended June 30, 2021
Total revenues	$25
Total expenses	59,319
Net loss	(61,117)
Credit Agreement. Effective on September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $845.0 million in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. $345.0 million of the U.S. dollar Term Loans has a maturity date of September 9, 2023, and the other Term Loans have a maturity date of September 9, 2024.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of June 30, 2021, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
As of each of June 30, 2021 and December 31, 2020, 13 of our properties held for investment were subject to secured indebtedness to third parties. As of June 30, 2021 and December 31, 2020, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of June 30, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate at June 30, 2021 (2)	Maturity Date
Fixed Rate	$79,200	$80,199	3.40%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million as of each of June 30, 2021 and December 31, 2020.
(2)    Weighted average interest rate includes private mortgage insurance.
Capital Expenditures
For the six months ended June 30, 2021 and 2020, our aggregate capital expenditures were $21.7 million and $19.9 million, respectively. We anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will be approximately $78 million, of which $38 million is expected to directly result in incremental rental income.
Dividends
We paid dividends of $128.1 million on our common stock during the six months ended June 30, 2021. On August 4,

2021, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 31, 2021 to common stockholders of record as of August 17, 2021.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 423 real estate properties held for investment as of June 30, 2021 is diversified by location across the United States and Canada.
For the three and six months ended June 30, 2021, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the six months ended June 30, 2021, 54.7% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 29, 2021, CMS released a final rule updating fiscal year 2022 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.2% over fiscal year 2021 (comprised of a market basket increase of 2.7% less a forecast error adjustment of 0.8% and a productivity adjustment of 0.7%). These figures do not incorporate the value-based purchasing reductions that are estimated to be $184.3 million in fiscal year 2022. No adjustments were made to the PDPM rate methodology in this year’s final rule. The new payment rates become effective on October 1, 2021.
In response to the COVID-19 pandemic, several federal relief packages were approved that have benefitted and may continue to benefit our tenants, especially our tenants that operate skilled nursing/transitional care facilities.
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
The Department of Health and Human Services (“HHS”) most recently extended the COVID-19 Public Health Emergency for another 90 days, effective July 20, 2021, which allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. Lastly, both the FMAP funding increase and suspension of the Medicare sequestration were extended through December 31, 2021.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of June 30, 2021 (in thousands):

		July 1 through December 31, 2021		Year Ending December 31,
	Total		2022	2023	2024	2025	After 2025
Secured indebtedness (1)	$103,147	$18,617	$4,161	$4,161	$4,161	$4,161	$67,886
Revolving Credit Facility (2)	5,563	1,278	2,535	1,750	—	—	—
Term Loans (3)	1,015,772	12,523	24,842	366,813	611,594	—	—
Senior Notes (4)	1,589,643	29,528	59,055	59,055	359,055	44,655	1,038,295
Operating leases	2,231	224	467	507	529	504	—
Total	$2,716,356	$62,170	$91,060	$432,286	$975,339	$49,320	$1,106,181
(1)Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $23.9 million, which is attributable to fixed rate debt.
(2)Revolving Credit Facility consists of payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $5.6 million.
(3)Term Loans includes interest payments through the applicable maturity dates totaling $69.9 million, which reflects the impact of interest rate swaps.
(4)Senior Notes includes interest payments through the applicable maturity dates totaling $339.6 million.
In addition to the above, as of June 30, 2021, we have committed to provide up to $9.8 million of future funding related to one preferred equity investment and four loans receivable investments with maturity dates ranging from December 2021 to December 2022.
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
Interest rate risk. As of June 30, 2021, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, $0.9 billion in Term Loans and $79.2 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of June 30, 2021, we had $0.9 billion of outstanding variable rate indebtedness and $1.0 billion available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of June 30, 2021, we had interest rate swaps and an interest rate collar that fix the LIBOR portion of the interest rate for $845.0 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.37% and interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at 1.10%. Additionally, as of June 30, 2021, we had forward starting swaps related to the anticipated future issuance of $250.0 million of debt with an effective date of May 2024. The forward starting swaps have a weighted average rate of 0.97% and were entered into to hedge our exposure to the benchmark rate for the anticipated future debt issuance.
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
As of June 30, 2021, the index underlying our variable rate debt was below 100 basis points. For the twelve months following June 30, 2021, and after giving effect to the impact of interest rate derivative instruments, a 100 basis point increase in the index would increase interest expense by $0.9 million, and a reduction of this index to zero would have no impact on interest expense.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $145.1 million and cross currency swap instruments. Based on our operating results for the three months ended June 30, 2021, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2021, our cash flows would have decreased or increased, as applicable, by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 17, 2021).

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

SABRA HEALTH CARE REIT, INC.

Date: August 4, 2021	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)