Form 10-K/A
period 2020-12-31
Sabra Health Care REIT, Inc.
filed 2021-08-06
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

EXPLANATORY NOTE
Sabra Health Care REIT, Inc. (“Sabra”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021 (the “Original Form 10‑K”), solely to correct a typographical error in the audit period in the first paragraph of the independent registered public accounting firm’s opinion for the related consolidated statements of income, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). Such change does not affect the independent registered public accounting firm’s unqualified opinion on Sabra’s consolidated financial statements for the year ended December 31, 2020 included in the Original Form 10-K. An updated consent from the independent registered public accounting firm with the current date is filed herewith as an exhibit to this Amendment.
This Amendment includes Part II, Item 8, “Financial Statements and Supplementary Data” and Part IV, Item 15, “Exhibits and Financial Statement Schedules” in their entirety and without change from the Original Form 10-K other than the correction to the date of the audit period in the independent registered public accounting firm’s opinion and the addition of applicable references to this Amendment and the Original Form 10-K. This Amendment also includes Item 9A, “Controls and Procedures” in its entirety and without change from the Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are provided herewith.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not change any previously reported financial results, nor does it reflect subsequent events occurring after the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and Sabra’s other filings with the Securities and Exchange Commission.

PART II

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

23.1(1)	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.4(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

104(1)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed with the Original Form 10-K.

**	Furnished with the Original Form 10-K

+	Designates a management compensation plan, contract or arrangement.

(1)	Filed herewith.

(2)	Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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
Los Angeles, California
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on August 6, 2021.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chairman, President and Chief Executive Officer