Form 10-Q
period 2021-09-30
Sabra Health Care REIT, Inc.
filed 2021-11-03
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 228,678,092 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $805,260 and $681,657 as of September 30, 2021 and December 31, 2020, respectively	$5,228,677	$5,285,038
Loans receivable and other investments, net	105,896	102,839
Investment in unconsolidated joint venture	109,944	288,761
Cash and cash equivalents	546,338	59,076
Restricted cash	5,080	6,447
Lease intangible assets, net	76,430	82,796
Accounts receivable, prepaid expenses and other assets, net	137,181	160,646
Total assets	$6,209,546	$5,985,603

Liabilities
Secured debt, net	$76,968	$79,065
Term loans, net	593,625	1,044,916
Senior unsecured notes, net	2,031,494	1,248,393
Accounts payable and accrued liabilities	126,828	146,276
Lease intangible liabilities, net	51,531	57,725
Total liabilities	2,880,446	2,576,375

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 220,858,092 and 210,560,815 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,209	2,106
Additional paid-in capital	4,344,273	4,163,228
Cumulative distributions in excess of net income	(1,001,238)	(716,195)
Accumulated other comprehensive loss	(16,144)	(39,911)
Total equity	3,329,100	3,409,228
Total liabilities and equity	$6,209,546	$5,985,603

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues (Note 4)	$85,367	$100,612	$309,533	$319,851
Interest and other income	3,405	3,299	9,377	8,756
Resident fees and services	39,819	39,341	114,978	117,908

Total revenues	128,591	143,252	433,888	446,515

Expenses:
Depreciation and amortization	45,046	44,209	133,912	132,579
Interest	24,243	24,904	72,956	75,900
Triple-net portfolio operating expenses	5,075	5,249	15,210	15,481
Senior housing - managed portfolio operating expenses	30,761	27,745	88,607	82,976
General and administrative	8,683	7,216	26,432	24,650
(Recovery of) provision for loan losses and other reserves	(26)	(90)	1,890	706
Impairment of real estate	495	3,154	495	3,154

Total expenses	114,277	112,387	339,502	335,446

Other income (expense):
Loss on extinguishment of debt	(913)	(139)	(1,760)	(531)
Other income	277	115	386	2,308
Net gain (loss) on sales of real estate	655	2,715	(1,784)	2,828

Total other income (expense)	19	2,691	(3,158)	4,605

Income before (loss) income from unconsolidated joint venture and income tax (expense) benefit	14,333	33,556	91,228	115,674

(Loss) income from unconsolidated joint venture	(4,018)	2,766	(178,817)	(13,037)
Income tax (expense) benefit	(92)	138	(1,314)	(1,337)

Net income (loss)	$10,223	$36,460	$(88,903)	$101,300

Net income (loss), per:

Basic common share	$0.05	$0.18	$(0.41)	$0.49

Diluted common share	$0.05	$0.18	$(0.41)	$0.49

Weighted-average number of common shares outstanding, basic	220,865,518	205,791,699	216,227,221	205,592,806

Weighted-average number of common shares outstanding, diluted	222,063,910	206,727,167	216,227,221	206,442,674

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$10,223	$36,460	$(88,903)	$101,300
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	453	(359)	(16)	814
Unrealized (loss) gain on cash flow hedges	(423)	6,830	23,783	(37,596)

Total other comprehensive income (loss)	30	6,471	23,767	(36,782)

Comprehensive income (loss)	$10,253	$42,931	$(65,136)	$64,518

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, June 30, 2020	205,560,680	$2,056	$4,078,737	$(663,901)	$(55,641)	$3,361,251
Net income	—	—	—	36,460	—	36,460
Other comprehensive income	—	—	—	—	6,471	6,471
Amortization of stock-based compensation	—	—	1,625	—	—	1,625
Common stock issuance, net	1,367,645	13	20,907	—	—	20,920
Common dividends ($0.30 per share)	—	—	—	(62,387)	—	(62,387)
Balance, September 30, 2020	206,928,325	$2,069	$4,101,269	$(689,828)	$(49,170)	$3,364,340

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, June 30, 2021	220,824,104	$2,208	$4,341,533	$(944,504)	$(16,174)	$3,383,063
Net income	—	—	—	10,223	—	10,223
Other comprehensive income	—	—	—	—	30	30
Amortization of stock-based compensation	—	—	3,124	—	—	3,124
Common stock issuance, net	33,988	1	(384)	—	—	(383)
Common dividends ($0.30 per share)	—	—	—	(66,957)	—	(66,957)
Balance, September 30, 2021	220,858,092	$2,209	$4,344,273	$(1,001,238)	$(16,144)	$3,329,100

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amounts
Balance, December 31, 2019	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460
Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)
Net income	—	—	—	101,300	—	101,300
Other comprehensive loss	—	—	—	—	(36,782)	(36,782)
Amortization of stock-based compensation	—	—	7,582	—	—	7,582
Common stock issuance, net	1,720,307	17	21,608	—	—	21,625
Common dividends ($1.05 per share)	—	—	—	(217,678)	—	(217,678)
Balance, September 30, 2020	206,928,325	$2,069	$4,101,269	$(689,828)	$(49,170)	$3,364,340

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2020	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228
Net loss	—	—	—	(88,903)	—	(88,903)
Other comprehensive income	—	—	—	—	23,767	23,767
Amortization of stock-based compensation	—	—	8,816	—	—	8,816
Common stock issuance, net	10,297,277	103	172,229	—	—	172,332
Common dividends ($0.90 per share)	—	—	—	(196,140)	—	(196,140)
Balance, September 30, 2021	220,858,092	$2,209	$4,344,273	$(1,001,238)	$(16,144)	$3,329,100

See accompanying notes to condensed consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(88,903)	$101,300
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	133,912	132,579
Non-cash rental and related revenues	10,113	1,340
Non-cash interest income	(1,444)	(1,743)
Non-cash interest expense	5,389	6,527
Stock-based compensation expense	6,987	5,651
Loss on extinguishment of debt	1,760	531
Provision for loan losses and other reserves	1,890	706
Net loss (gain) on sales of real estate	1,784	(2,828)
Impairment of real estate	495	3,154
Other-than-temporary impairment of unconsolidated joint venture	164,126	—
Loss from unconsolidated joint venture	14,691	13,037
Distributions of earnings from unconsolidated joint venture	—	11,318
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	13,062	(3,523)
Accounts payable and accrued liabilities	(5,403)	(2,594)
Net cash provided by operating activities	258,459	265,455
Cash flows from investing activities:
Acquisition of real estate	(62,116)	(92,945)
Origination and fundings of loans receivable	—	(1,651)
Origination and fundings of preferred equity investments	(4,153)	(20,059)
Additions to real estate	(29,278)	(32,416)
Repayments of loans receivable	2,432	3,095
Repayments of preferred equity investments	683	3,399
Net proceeds from the sales of real estate	15,066	8,754
Distributions in excess of earnings from unconsolidated joint venture	—	1,305
Net cash used in investing activities	(77,366)	(130,518)
Cash flows from financing activities:
Net borrowings from revolving credit facility	—	56,000
Proceeds from issuance of senior unsecured notes	791,520	—
Principal payments on term loans	(455,000)	—
Principal payments on secured debt	(2,185)	(2,396)
Payments of deferred financing costs	(7,444)	(819)
Issuance of common stock, net	172,188	20,961
Dividends paid on common stock	(194,311)	(215,747)
Net cash provided by (used in) financing activities	304,768	(142,001)
Net increase (decrease) in cash, cash equivalents and restricted cash	485,861	(7,064)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	34	(230)
Cash, cash equivalents and restricted cash, beginning of period	65,523	49,143
Cash, cash equivalents and restricted cash, end of period	$551,418	$41,849
Supplemental disclosure of cash flow information:
Interest paid	$66,051	$67,995
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$20,731
Secured debt assumed by buyer in connection with sale of real estate	$—	$31,830

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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part I, Item 2), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to the Company. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s eligible assisted living facility operators. From the beginning of the pandemic through September 30, 2021, the Company has agreed to temporary pandemic-related rent deferrals for five tenants of two to nine months of rent totaling $2.2 million. However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges. In addition, the Company has drawn on an $11.9 million letter of credit to fund rent for September through November of 2021 due from its tenant, the Avamere Family of Companies (“Avamere”) (see the related discussion in Note 4, “Investment in Real Estate Properties”).
•Decreased occupancy and increased operating costs within the Company’s Senior Housing - Managed portfolio, which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on the Company’s Senior Housing - Managed portfolio. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. During the nine months ended September 30, 2021, the Company recognized government grants of $0.5 million in resident fees and services. Prolonged deterioration in the operating results for the Company’s investments in its Senior Housing -

Managed portfolio could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.
•See Note 4, “Investment in Real Estate Properties,” for discussion of the impact on the Company’s investment in unconsolidated joint venture.
The Company’s financial results as of and for the three and nine months ended September 30, 2021 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2021 and December 31, 2020 and for the three and nine month periods ended September 30, 2021 and 2020. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of September 30, 2021, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2021, none of the Company’s investments in loans were accounted for as real estate joint ventures.

As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2021, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

3.     RECENT REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2021, the Company acquired two Senior Housing - Managed communities, one addiction treatment center and one skilled nursing/transitional care facility. During the nine months ended September 30, 2020, the Company acquired three Senior Housing - Leased communities and one Senior Housing - Managed community that were part of the Company’s proprietary development pipeline, and $20.7 million was previously funded through its preferred equity investments in these developments. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Land	$3,610	$5,800
Building and improvements	55,971	104,952
Tenant origination and absorption costs intangible assets	2,525	2,578
Tenant relationship intangible assets	10	347
Total consideration	$62,116	$113,677
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 26 years, respectively, for acquisitions completed during the nine months ended September 30, 2021, and seven years and 25 years, respectively, for acquisitions completed during the nine months ended September 30, 2020.
For the three and nine months ended September 30, 2021, the Company recognized $2.8 million and $5.5 million of total revenues, respectively, and $42,000 and $0.3 million of net income, respectively, from the facilities acquired during the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recognized $3.4 million and $9.2 million of total revenues, respectively, and $1.4 million and $3.7 million of net income, respectively, from the facilities acquired during the nine months ended September 30, 2020.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	282	31,245	$3,634,132	$(456,714)	$3,177,418
Senior Housing - Leased	61	4,079	701,613	(102,171)	599,442
Senior Housing - Managed	49	5,140	1,008,557	(166,459)	842,098
Specialty Hospitals and Other	29	1,228	688,779	(79,459)	609,320
	421	41,692	6,033,081	(804,803)	5,228,278
Corporate Level			856	(457)	399
			$6,033,937	$(805,260)	$5,228,677
As of December 31, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	287	31,761	$3,644,470	$(385,094)	$3,259,376
Senior Housing - Leased	65	4,282	707,634	(87,600)	620,034
Senior Housing - Managed	47	4,924	942,996	(142,538)	800,458
Specialty Hospitals and Other	27	1,092	670,793	(66,021)	604,772
	426	42,059	5,965,893	(681,253)	5,284,640
Corporate Level			802	(404)	398
			$5,966,695	$(681,657)	$5,285,038

	September 30, 2021	December 31, 2020
Building and improvements	$5,175,051	$5,120,598
Furniture and equipment	259,827	249,034
Land improvements	3,151	2,220
Land	595,908	594,843
Total real estate at cost	6,033,937	5,966,695
Accumulated depreciation	(805,260)	(681,657)
Total real estate investments, net	$5,228,677	$5,285,038
Operating Leases
As of September 30, 2021, the substantial majority of the Company’s real estate properties (excluding 49 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 16 years. As of September 30, 2021, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets and totaled $11.1 million and $17.5 million as of September 30, 2021 and December 31, 2020, respectively, and letters of credit deposited with the Company totaled approximately $88 million and $85 million as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company’s tenants have deposited with the Company $17.0 million and $16.9 million as of September 30, 2021 and December 31, 2020, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the

Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $4.6 million and $14.2 million during the three and nine months ended September 30, 2021, respectively, and $5.0 million and $15.7 million during the three and nine months ended September 30, 2020, respectively.
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
Avamere leases 27 skilled nursing/transitional care facilities and one continuing care retirement community from the Company (primarily in Oregon, Colorado and Washington). Oregon, Colorado and Washington have been hit particularly hard by the latest spike in COVID-19 cases as a result of the Delta variant which, combined with state mandated admissions limitations associated with any COVID-19 cases occurring in skilled nursing facilities in those states and increased labor pressure, has resulted in recent census declines, labor cost increases and cash flow constraints for Avamere. In response to these constraints, the Company used Avamere’s $11.9 million letter of credit to fund rent for September through November of 2021. In addition, the Company continues to assess whether additional assistance will need to be provided to Avamere. Accordingly, the Company concluded that its lease with Avamere should no longer be accounted for on an accrual basis and wrote off $25.2 million of straight-line rent receivable balances related to this lease as of September 30, 2021. This write-off reduced rental and related revenues by $25.2 million for the three and nine months ended September 30, 2021 versus the same periods in the prior year. If the lease is amended in the future, the terms of any such amendment may result in the Company writing off or accelerating the amortization on all or a portion of the above-market lease intangible asset associated with the Avamere lease, which totaled $19.1 million as of September 30, 2021.
For the three and nine months ended September 30, 2021, no tenant relationship represented 10% or more of the Company’s total revenues.
As of September 30, 2021, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

October 1 through December 31, 2021	$108,699
2022	416,600
2023	406,675
2024	407,607
2025	399,207
Thereafter	1,577,168
$3,315,956
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the

Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. As of September 30, 2021, the Enlivant Joint Venture owned 158 senior housing communities.
During the second quarter of 2021, TPG reached out to Sabra to explore the Company acquiring TPG’s 51% interest in the Enlivant Joint Venture. The parties were not able to reach mutually acceptable terms for a transaction, in part due to modifications requested by TPG in the Enlivant management fee structure. At that time, TPG informed the Company of its intent to re-evaluate its plans with respect to the management company. Furthermore, decreased occupancy and revenues and increased operating costs during the COVID-19 pandemic have had a significant negative impact on the financial performance of the Enlivant Joint Venture. As a result, the Company re-evaluated its plans with respect to the Enlivant Joint Venture and determined that it would no longer seek to acquire TPG’s majority interest in the Enlivant Joint Venture and that it expects to sell its 49% equity interest should TPG secure a buyer for the portfolio sometime in the future. In connection with this re-evaluation and the Company’s eventual intent to exit its 49% stake, the Company revisited its estimate of the fair value of its investment in the Enlivant Joint Venture and believes that it has declined below its investment basis. The Company also believes that, given the Company’s intent to sell the portfolio, it is unlikely that the Company will hold its investment for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and the Company recorded an impairment charge for the amount that the carrying value exceeds the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. This impairment is included in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income (loss). As of September 30, 2021, the book value of the Company’s investment in the Enlivant Joint Venture was $109.9 million.
Determining the estimated fair value of the Company’s investment as of June 30, 2021 was based on significant unobservable assumptions. The Company estimated the then current fair value of its investment in the Enlivant Joint Venture based on a discounted cash flow analysis, management fee ranging from 6.0% to 7.0% and using a holding period of three years, terminal capitalization rates ranging from 6.75% to 7.25% and discount rates ranging from 11.0% to 11.5%. The assumptions to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require the Company to recognize an additional impairment charge in the future with respect to this investment. Accordingly, the amount ultimately realized by the Company for its investment in the Enlivant Joint Venture could materially differ from its estimated fair value as reflected in the condensed consolidated balance sheets as of September 30, 2021.
Net Investment in Sales-Type Lease
As of September 30, 2021, the Company had a $25.2 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying condensed consolidated balance sheets and represents the present value of total rental payments of $3.5 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $3.7 million and allowance for credit losses of $0.2 million as of September 30, 2021. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively, and is reflected in interest and other income on the accompanying condensed consolidated statements of income (loss). During the three and nine months ended September 30, 2021, the Company reduced its allowance for credit losses by $26,000 and increased its allowance for credit losses by $0.1 million, respectively. During the three and nine months ended September 30, 2020, the Company reduced its allowance for credit losses by $1,000 and $38,000, respectively. During the nine months ended September 30, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at September 30, 2021 were as follows: $1.2 million for the remainder of 2021, $2.4 million for 2022 and $0.8 million for 2023.

5.    ASSET HELD FOR SALE, IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
2021
Asset Held for Sale
As of September 30, 2021, the Company determined that one skilled nursing/transitional care facility with an aggregate net book value of $1.2 million met the criteria to be classified as an asset held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. Subsequent to September 30, 2021, the Company completed the sale of the facility for a gross sales price of $1.2 million.
Impairment of Real Estate
During the nine months ended September 30, 2021, the Company recognized a $0.5 million real estate impairment related to one skilled nursing/transitional care facility which was classified as an asset held for sale as of September 30, 2021 and one senior housing community.
Dispositions
During the nine months ended September 30, 2021, the Company completed the sale of four skilled nursing/transitional care facilities and four senior housing communities for aggregate consideration, net of closing costs, of $17.9 million. The net carrying value of the assets and liabilities of the facilities was $20.5 million, which resulted in an aggregate $2.6 million net loss on sale.
During the nine months ended September 30, 2021, the Company recognized $2.7 million of net loss, which includes the $2.6 million net loss on sale, and during the nine months ended September 30, 2020, recognized $1.8 million of net loss, which includes $1.5 million of real estate impairment, in each case from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.
2020
Impairment of Real Estate
During the nine months ended September 30, 2020, the Company recognized a $3.2 million real estate impairment related to three senior housing communities, two of which were subsequently sold, and one skilled nursing/transitional care facility which was subsequently sold.
Dispositions
During the nine months ended September 30, 2020, the Company completed the sale of seven skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $41.1 million. The net carrying value of the assets and liabilities of these facilities was $38.3 million, which resulted in an aggregate $2.8 million net gain on sale.
During the nine months ended September 30, 2020, the Company recognized $3.9 million of net income, which includes the $2.8 million net gain on sale, from these facilities. The sale of these facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2021 and December 31, 2020, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						September 30, 2021
Investment	Quantity as of September 30, 2021	Property Type	Principal Balance as of September 30, 2021 (1)	Book Value as of September 30, 2021	Book Value as of December 31, 2020	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of September 30, 2021
Loans Receivable:
Mortgage	1	Specialty Hospital	$19,000	$19,000	$19,000	10.0%	10.0%	01/31/27
Construction	1	Senior Housing	3,343	3,348	3,352	8.0%	7.8%	09/30/22
Other	15	Multiple	40,333	36,549	39,005	6.8%	6.9%	12/03/21- 08/31/28
	17		62,676	58,897	61,357	7.9%	7.9%
Allowance for loan losses			—	(4,269)	(2,458)
			$62,676	$54,628	$58,899
Other Investments:
Preferred Equity	8	Skilled Nursing / Senior Housing	51,035	51,268	43,940	11.2%	11.2%	N/A
Total	25		$113,711	$105,896	$102,839	9.3%	9.4%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of September 30, 2021 and December 31, 2020, the Company had four loans receivable investments, with an aggregate principal balance of $1.9 million and $2.1 million, respectively, that were considered to have deteriorated credit quality. As of September 30, 2021 and December 31, 2020, the book value of the outstanding loans with deteriorated credit quality was $0.3 million and $0.5 million, respectively.
During the three months ended September 30, 2021, no adjustment to the Company’s allowance for loan losses was necessary, and during the nine months ended September 30, 2021, the Company increased its allowance for loan losses by $1.8 million. During the three months ended September 30, 2020, the Company decreased its allowance for loan losses by $0.1 million, and during the nine months ended September 30, 2020, the Company increased its allowance for loan losses by $0.7 million.
As of September 30, 2021, the Company had a $4.3 million allowance for loan losses and three loans receivable investments with no book value were on nonaccrual status. As of September 30, 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
As of December 31, 2020, the Company had a $2.5 million allowance for loan losses and two loans receivable investments with no book value were on nonaccrual status. As of December 31, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate at September 30, 2021 (2)	Maturity Date
Fixed Rate	$78,060	$80,199	3.40%	December 2021 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $1.1 million as of each of September 30, 2021 and December 31, 2020.
(2)     Weighted average interest rate includes private mortgage insurance.

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2021 (1)	December 31, 2020 (1)
4.80% senior unsecured notes due 2024 (“2024 Notes”) (2)	June 1, 2024	$300,000	$300,000
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	500,000	500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	—
		$2,050,000	$1,250,000
(1)    Principal balance does not include discount, net of $3.0 million and deferred financing costs, net of $15.6 million as of September 30, 2021 and does not include premium, net of $6.4 million and deferred financing costs, net of $8.0 million as of December 31, 2020.
(2)    The 2024 Notes were redeemed in full on October 7, 2021.
The 2024 Notes and the 2029 Notes were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), and accrue interest at a rate of 4.80% and 3.90%, respectively, per annum. Interest is payable semiannually on June 1 and December 1 of each year for the 2024 Notes and on April 15 and October 15 of each year for the 2029 Notes.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.88%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
On September 30, 2021, the Operating Partnership completed an underwritten public offering of $800.0 million aggregate principal amount of 3.20% senior unsecured notes due 2031 (the “2031 Notes”). The net proceeds were $782.9 million after deducting underwriting discounts and other offering expenses. On September 30, 2021, a portion of the net proceeds was used to repay $345.0 million of the Company’s U.S. dollar Term Loans (as defined below), and subsequent to September 30, 2021, the remaining proceeds were used to redeem all of the 2024 Notes, as discussed below, and to fund a portion of the RCA Mortgage Loan (see Note 13, “Subsequent Events—RCA Mortgage Loan”). The 2031 Notes accrue interest at a rate of 3.20% per annum payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022. The 2031 Notes are redeemable at the option of the Operating Partnership, in whole or in part at any time and from time to time, prior to September 1, 2031, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to the redemption date, plus a “make-whole” premium. The Operating Partnership may also redeem the 2031 Notes on or after September 1, 2031, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to the redemption date. Assuming the 2031 Notes are not redeemed, the 2031 Notes mature on December 1, 2031.
On September 22, 2021, the Issuers issued a notice of redemption for all $300.0 million aggregate principal amount outstanding of the 2024 Notes. On October 7, 2021, the Issuers redeemed the 2024 Notes at a cash redemption price of 110.045% of the principal amount being redeemed, plus accrued and unpaid interest. As a result of the redemption, the Company recognized $32.7 million of redemption related costs and write-offs subsequent to September 30, 2021, consisting of $30.2 million in payments made to noteholders and legal fees for early redemption and $2.5 million of write-offs associated with unamortized discount and deferred financing costs.
The obligations under the 2027 Notes are, and, until their redemption, the obligations under the 2024 Notes were, fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2026 Notes, 2029 Notes and 2031 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2024 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.

Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $500.0 million in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. The Term Loans have a maturity date of September 9, 2024.
During the three and nine months ended September 30, 2021, the Company recognized $0.9 million and $1.8 million of loss on extinguishment of debt, respectively, related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans.
As of September 30, 2021, there were no amounts outstanding under the Revolving Credit Facility and $1.0 billion available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of September 30, 2021, the interest rate on the Revolving Credit Facility was 1.18%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of September 30, 2021, the interest rate on the U.S. dollar Term Loans was 1.33%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of September 30, 2021, the interest rate on the Canadian dollar Term Loan was 1.68%.
The Company has interest rate swaps that fix the LIBOR portion of the interest rate for $436.3 million of LIBOR-based borrowings under its U.S. dollar Term Loans at a weighted average rate of 1.14% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.10%. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $24.2 million and $73.0 million during the three and nine months ended September 30, 2021, respectively, and $24.9 million and $75.9 million during the three and nine months ended September 30, 2020, respectively. Interest expense includes non-cash interest expense of $1.7 million and $5.4 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $6.5 million for the three and nine months ended

September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $18.2 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2021 (in thousands):

	Secured Indebtedness	Term Loans	Senior Notes	Total
October 1 through December 31, 2021	$16,280	$—	$—	$16,280
2022	2,412	—	—	2,412
2023	2,478	—	—	2,478
2024 (1)	2,545	598,337	300,000	900,882
2025	2,615	—	—	2,615
Thereafter	51,730	—	1,750,000	1,801,730
Total Debt	78,060	598,337	2,050,000	2,726,397
Premium, net	—	—	(2,954)	(2,954)
Deferred financing costs, net	(1,092)	(4,712)	(15,552)	(21,356)
Total Debt, Net	$76,968	$593,625	$2,031,494	$2,702,087
(1)    The 2024 Notes were redeemed in full on October 7, 2021.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In September 2021, the Company terminated six forward starting interest rate swaps and five interest rate swaps, resulting in net proceeds totaling $3.0 million. The balance of the net gain in other comprehensive income will be reclassified to earnings through 2034. As of September 30, 2021, approximately $11.0 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$436,250	$1,340,000
Denominated in Canadian Dollars (2)	$125,000	$250,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$51,767	$52,778
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$4,533	$3,522
(1) Balance includes swaps with an aggregate notional amount of $175.0 million, which accretes to $262.5 million in January 2023. Balance as of December 31, 2020 includes six forward starting interest rate swaps with an effective date of May 2024 and an aggregate notional amount of $250.0 million, and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021 and an aggregate notional amount of $245.0 million.
(2)    Balance as of December 31, 2020 includes two forward starting interest rate swaps with an effective date of January 2021 and an aggregate notional amount of CAD $125.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2021 and December 31, 2020 (dollars in thousands):

		Count as of September 30, 2021	Fair Value		Maturity Dates
Type	Designation		September 30, 2021	December 31, 2020		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	2	$290	$—	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	—	—	10,652	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,029	2,150	2025	Accounts receivable, prepaid expenses and other assets, net
			$2,319	$12,802
Liabilities:
Interest rate swaps	Cash flow	4	$6,220	$23,849	2023- 2024	Accounts payable and accrued liabilities
Interest rate collar	Cash flow	2	1,053	1,626	2024	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	—	—	10,723	2024	Accounts payable and accrued liabilities
Forward starting interest rate collars	Cash flow	—	—	820	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	98,338	98,100	2024	Term loans, net
			$105,611	$135,118

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the condensed consolidated statements of income (loss) and the condensed consolidated statements of equity for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash Flow Hedges:
Interest rate products	$(3,780)	$3,836	$13,995	$(42,826)
Net Investment Hedges:
Foreign currency products	1,077	(1,044)	(115)	1,544
CAD term loan	2,500	(1,913)	(238)	2,488
	$(203)	$879	$13,642	$(38,794)

	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Income Statement Location
Cash Flow Hedges:
Interest rate products	$(3,373)	$(2,985)	$(9,916)	$(5,148)	Interest expense
During the three and nine months ended September 30, 2021 and 2020, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2021, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.2 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million of other income and $5,000 of other expense, respectively, related to the portion of derivatives not designated as hedging instruments. During the three and nine months ended September 30, 2020, the Company recorded $0.1 million of other expense and $13,000 of other income, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$2,319	$—	$2,319	$(1,021)	$—	$1,298
Offsetting Liabilities:
Derivatives	$7,273	$—	$7,273	$(1,021)	$—	$6,252

	As of December 31, 2020
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$12,802	$—	$12,802	$(7,420)	$—	$5,382
Offsetting Liabilities:
Derivatives	$37,018	$—	$37,018	$(7,420)	$—	$29,598
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.3 million. As of September 30, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $6.1 million.

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
Loans receivable: These instruments are presented on the accompanying condensed consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 7% to 11% with a weighted average rate of 9% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 whose carrying amounts do not approximate their fair value (in thousands):

	September 30, 2021			December 31, 2020
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$62,676	$54,628	$55,604	$65,320	$58,899	$60,421
Preferred equity investments	51,035	51,268	51,948	43,724	43,940	44,597
Financial liabilities:
Senior Notes	2,050,000	2,031,494	2,153,898	1,250,000	1,248,393	1,362,678
Secured indebtedness	78,060	76,968	76,512	80,199	79,065	79,326
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of September 30, 2021 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Financial assets:
Loans receivable	$55,604	$—	$—	$55,604
Preferred equity investments	51,948	—	—	51,948
Financial liabilities:
Senior Notes	2,153,898	—	2,153,898	—
Secured indebtedness	76,512	—	—	76,512

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
Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2021, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total
Recurring Basis:
Financial assets:
Interest rate swaps	$290	$—	$290	$—
Cross currency interest rate swaps	2,029	—	2,029	—
Financial liabilities:
Interest rate swaps	6,220	—	6,220	—
Interest rate collars	1,053	—	1,053	—

10.    EQUITY
Common Stock
On December 11, 2019, the Company established an at-the-market equity offering program (the “Prior ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On August 6, 2021, the Company terminated the Prior ATM Program pursuant to its termination rights.
During the three months ended September 30, 2021, no shares were sold under the Prior ATM Program and the Company did not utilize the forward feature of the Prior ATM Program. During the nine months ended September 30, 2021, the Company sold 2.2 million shares under the Prior ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million, before $0.6 million of commissions (excluding sales utilizing the forward feature of the Prior ATM Program, as described below).
Additionally, during the nine months ended September 30, 2021, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 6.8 million shares of the Company’s common stock at an initial weighted average price of $17.49 per share, net of commissions. During the nine months ended September 30, 2021, the Company settled all of the open forward positions under the Prior ATM Program by issuing 7.9 million shares (inclusive of the 6.8 million shares referenced in the immediately preceding sentence) at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million.
On August 6, 2021, the Company established a new at-the-market equity offering program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement. The forward sale agreements have a one year term during which time the Company may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement.

During each of the three and nine months ended September 30, 2021, no shares were sold under the ATM Program. Additionally, during each of the three and nine months ended September 30, 2021, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 0.2 million shares of the Company’s common stock at an initial weighted average price of $15.00 per share, net of commissions, and these shares remained outstanding under the forward sale agreements as of September 30, 2021.
As of September 30, 2021, the Company had $497.3 million available under the ATM Program.
On October 15, 2021, the Company completed an underwritten public offering of 7.8 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $112.6 million from the offering at a price of $14.40 per share. These proceeds were used to fund a portion of the RCA Mortgage Loan.
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2021:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2, 2021	February 12, 2021	$0.30	February 26, 2021
May 5, 2021	May 17, 2021	$0.30	May 28, 2021
August 4, 2021	August 17, 2021	$0.30	August 31, 2021
During the nine months ended September 30, 2021, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2021 and 2020, the Company incurred $1.9 million and $0.9 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation loss	$(1,847)	$(1,831)
Unrealized loss on cash flow hedges	(14,297)	(38,080)
Total accumulated other comprehensive loss	$(16,144)	$(39,911)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$10,223	$36,460	$(88,903)	$101,300
Denominator
Basic weighted average common shares and common equivalents	220,865,518	205,791,699	216,227,221	205,592,806
Dilutive restricted stock units	1,198,392	935,468	—	849,868
Diluted weighted average common shares	222,063,910	206,727,167	216,227,221	206,442,674
Net income (loss), per:
Basic common share	$0.05	$0.18	$(0.41)	$0.49
Diluted common share	$0.05	$0.18	$(0.41)	$0.49

During the three and nine months ended September 30, 2021, approximately 2,400 and 1,700 restricted stock units, respectively, and no shares and 300 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and nine months ended September 30, 2020, approximately 99,700 and 113,300 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2021, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
RCA Mortgage Loan
On October 15, 2021, the Company funded a $290.0 million mortgage loan receivable to Recovery Centers of America Holdings, LLC (the “RCA Mortgage Loan”) secured by six inpatient addiction treatment centers with a 7.50% rate of return. The transaction provides Sabra a right of first offer to acquire the underlying facilities and includes an additional $35.0 million commitment to be funded after specific performance metrics are achieved by the portfolio and by the two additional properties currently in lease-up.
Dividend Declaration
On November 3, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 30, 2021 to common stockholders of record as of the close of business on November 16, 2021.

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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility operators has been significantly mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. As of September 1, 2020, eligible assisted living facility operators may apply for funding through the CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our eligible assisted living facility operators. From the beginning of the pandemic through September 30, 2021, we have agreed to temporary pandemic-related rent deferrals for five tenants of two to nine months of rent totaling $2.2 million. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges. In addition, we have drawn on an $11.9 million letter of credit to fund rent for September through November of 2021 due from our tenant, the Avamere Family of Companies (“Avamere”). See Note 4, “Investments in Real Estate Properties” for additional information regarding Avamere, including with respect to our write-off of $25.2 million of non-cash rent receivable balances related to this lease as of September 30, 2021. If the lease is amended in the future, the terms of any such amendment may result in us writing off or accelerating the amortization on all or a portion of the above-market lease intangible asset associated with the Avamere lease, which totaled $19.1 million as of September 30, 2021. We are continuing to engage in discussions with Avamere with the expectation that we will enter into an agreement with Avamere to provide us with additional credit enhancements and that Avamere will commit to replenishing the letter of credit over time. No assurance can be given that any such agreement with Avamere will be entered into on the currently contemplated terms or at all. In addition, we continue to assess whether additional assistance will need to be provided to Avamere.
•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, as of September 1, 2020, eligible assisted living facility operators may apply for funding through the

CARES Act, and the assistance received or expected to be received will partially mitigate the negative impact of COVID-19 on our Senior Housing - Managed portfolio. In addition, on October 1, 2020, the Department of Health and Human Services announced $20 billion of new funding for assisted living facility operators that have already received funds and to those who were previously ineligible. During the nine months ended September 30, 2021, we recognized government grants of $0.5 million in resident fees and services. Prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
Our financial results as of and for the three and nine months ended September 30, 2021 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.
Impairment of Investment in Unconsolidated Joint Venture
We have a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. During the second quarter of 2021, TPG reached out to Sabra to explore our acquiring TPG’s 51% interest in the Enlivant Joint Venture. The parties were not able to reach mutually acceptable terms for a transaction, in part due to modifications requested by TPG in the Enlivant management fee structure. At that time, TPG informed Sabra of its intent to re-evaluate its plans with respect to the management company. Furthermore, decreased occupancy and revenues and increased operating costs during the COVID-19 pandemic have had a significant negative impact on the financial performance of the Enlivant Joint Venture. As a result, we re-evaluated our plans with respect to the Enlivant Joint Venture and determined that we would no longer seek to acquire TPG’s majority interest in the Enlivant Joint Venture and that we expect to sell our 49% equity interest should TPG secure a buyer for the portfolio sometime in the future. In connection with this re-evaluation and our eventual intent to exit our 49% stake, we revisited our estimate of the fair value of our investment in the Enlivant Joint Venture and believe that it has declined below our investment basis. We also believe that, given our intent to sell the portfolio, it is unlikely that we will hold our investment for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and we recorded an impairment charge for the amount that the carrying value exceeds the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. This impairment is included in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of income (loss). The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require us to recognize an additional impairment charge in the future with respect to this investment. See Note 4, “Investment in Real Estate Properties,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding this impairment.
Acquisitions
During the nine months ended September 30, 2021, we acquired two Senior Housing - Managed communities, one addiction treatment center and one skilled nursing/transitional care facility for an aggregate purchase price of $62.1 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the nine months ended September 30, 2021, we completed the sale of four skilled nursing/transitional care facilities and four senior housing communities for aggregate consideration, net of closing costs, of $17.9 million. The net carrying value of the assets and liabilities of these facilities was $20.5 million, which resulted in an aggregate $2.6 million net loss on sale.
RCA Mortgage Loan
On October 15, 2021, we funded a $290.0 million mortgage loan receivable to Recovery Centers of America Holdings, LLC (the “RCA Mortgage Loan”) secured by six inpatient addiction treatment centers with a 7.50% rate of return. The transaction provides Sabra a right of first offer to acquire the underlying facilities and includes an additional $35.0 million commitment to be funded after specific performance metrics are achieved by the portfolio and by the two additional properties currently in lease-up.

Senior Unsecured Notes
On September 30, 2021, we completed an underwritten public offering of $800.0 million aggregate principal amount of 3.20% senior unsecured notes due 2031, and on October 7, 2021, we redeemed all $300.0 million aggregate principal amount outstanding of the 4.80% senior unsecured notes due 2024, repaid $345.0 million of our U.S. dollar Term Loans and funded a portion of the $290.0 million RCA Mortgage Loan. See “—Liquidity and Capital Resources—Loan Agreements.”
At-The-Market Common Stock Offering Program
On August 6, 2021, we established the ATM Program (as defined below) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time. See “—Liquidity and Capital Resources.”
Common Stock Issuance
On October 15, 2021, we issued 7.8 million shares of our common stock through an underwritten public offering. See “—Liquidity and Capital Resources.”
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of September 30, 2021, our investment portfolio consisted of 421 real estate properties held for investment, one asset held for sale, one investment in a sales-type lease, 17 investments in loans receivable, eight preferred equity investments and one investment in an unconsolidated joint venture. As of September 30, 2020, our investment portfolio consisted of 425 real estate properties held for investment, one asset held for sale, one investment in a direct financing lease, 19 investments in loans receivable, six preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended September 30, 2021 versus the three months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2021	2020
Revenues:
Rental and related revenues	$85,367	$100,612	$(15,245)	(15)%	$(1,121)	$(14,124)
Interest and other income	3,405	3,299	106	3%	466	(360)
Resident fees and services	39,819	39,341	478	1%	2,812	(2,334)
Expenses:
Depreciation and amortization	45,046	44,209	837	2%	397	440
Interest	24,243	24,904	(661)	(3)%	(43)	(618)
Triple-net portfolio operating expenses	5,075	5,249	(174)	(3)%	(32)	(142)
Senior housing - managed portfolio operating expenses	30,761	27,745	3,016	11%	2,002	1,014
General and administrative	8,683	7,216	1,467	20%	—	1,467
Recovery of loan losses and other reserves	(26)	(90)	64	(71)%	—	64
Impairment of real estate	495	3,154	(2,659)	(84)%	(2,016)	(643)
Other income (expense):
Loss on extinguishment of debt	(913)	(139)	(774)	557%	139	(913)
Other income	277	115	162	141%	—	162
Net gain on sales of real estate	655	2,715	(2,060)	(76)%	(2,060)	—
(Loss) income from unconsolidated joint venture	(4,018)	2,766	(6,784)	(245)%	(7,525)	741
Income tax (expense) benefit	(92)	138	(230)	(167)%	—	(230)
(1)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of investments/dispositions made after July 1, 2020.
(2)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 that is not a direct result of investments/dispositions made after July 1, 2020.
Rental and Related Revenues
During the three months ended September 30, 2021, we recognized $85.4 million of rental income compared to $100.6 million for the three months ended September 30, 2020. The $15.2 million net decrease in rental income is related to (i) a $13.2 million net decrease related to leases that we concluded should no longer be accounted for on an accrual basis, (ii) a $1.3 million decrease related to lease intangibles that have been fully amortized, (iii) a $1.1 million decrease from properties disposed of after July 1, 2020 and (iv) a $0.5 million decrease due to transitioning seven facilities to new operators. The $13.2 million net decrease includes $25.2 million in write-offs related to Avamere, whose lease is no longer accounted for on an accrual basis as of September 30, 2021, and a $2.7 million decrease in earned cash rents, partially offset by a net $14.7 million decrease in non-cash rental revenue write-offs primarily related to leases we concluded should no longer be accounted for on an accrual basis during the three months ended September 30, 2020. These decreases are offset by a $0.7 million increase due to incremental revenue related to capital expenditures.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended by subsequent ASUs (“Topic 842”). However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2021 and 2020.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the three months ended September 30, 2021, we recognized $3.4 million of interest and other income compared to $3.3 million for the three months ended

September 30, 2020. The net increase of $0.1 million is due to a $0.3 million increase in income from investments made after July 1, 2020 and $0.2 million increase related to a loan receivable that was fully repaid in July 2021, which represents the difference between the outstanding principal balance repaid and its discounted book value. These increases are offset by a $0.3 million decrease in lease termination income related to the transition of a specialty hospital to a new operator during the three months ended September 30, 2020.
Resident Fees and Services
During the three months ended September 30, 2021, we recognized $39.8 million of resident fees and services compared to $39.3 million for the three months ended September 30, 2020. The $0.5 million net increase is due to a $2.8 million increase from two Senior Housing - Managed communities acquired after July 1, 2020, partially offset by a $1.2 million decrease in government grant income, and the remaining decrease is primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic.
Depreciation and Amortization
During the three months ended September 30, 2021, we incurred $45.0 million of depreciation and amortization expense compared to $44.2 million for the three months ended September 30, 2020. The net increase of $0.8 million is due to (i) a $0.9 million increase from additions to real estate, (ii) a $0.8 million increase from properties acquired after July 1, 2020, and (iii) a $0.3 million increase due to the acceleration of lease intangible amortization related to three facilities transitioned to a new operator in 2021. The increases were offset by (i) a $0.7 million decrease due to assets that have been fully depreciated and (ii) a $0.4 million decrease from properties disposed of after July 1, 2020.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2021, we incurred $24.2 million of interest expense compared to $24.9 million for the three months ended September 30, 2020. The $0.7 million net decrease is related to (i) a $0.5 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement (as defined below) and decrease in interest rates and (ii) a $0.2 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the three months ended September 30, 2021, we recognized $5.1 million of triple-net portfolio operating expenses compared to $5.2 million for the three months ended September 30, 2020. The $0.2 million net decrease is due to adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended September 30, 2021, we recognized $30.8 million of Senior Housing - Managed portfolio operating expenses compared to $27.7 million for the three months ended September 30, 2020. The $3.0 million net increase is due to (i) a $2.0 million increase related to two Senior Housing - Managed communities acquired after July 1, 2020, (ii) a $0.4 million increase in insurance expenses due to a higher number of claims and increased premiums, (iii) a $0.3 million increase in expenses due to increased marketing activity, (iv) a $0.3 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased and (v) a $0.2 million increase in employee compensation due to increased labor rates. The increases are partially offset by a $0.4 million decrease in supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended September 30, 2021, general and administrative expenses were $8.7 million compared to $7.2 million during the three months ended September 30, 2020. The $1.5 million net increase is related to an increase in stock-based compensation primarily due to changes in performance-based vesting assumptions on management’s equity compensation.
Recovery of Loan Losses and Other Reserves
During the three months ended September 30, 2021 and 2020, we recognized a $26,000 and $0.1 million recovery for loan losses and other reserves, respectively, associated with our loans receivable investments and sales-type lease.

Impairment of Real Estate
During the three months ended September 30, 2021, we recognized $0.5 million of impairment of real estate related to one skilled nursing/transitional care facility and one senior housing community. During the three months ended September 30, 2020, we recognized $3.2 million of impairment of real estate related to three senior housing communities and one skilled nursing/transitional care facility.
Loss on Extinguishment of Debt
During the three months ended September 30, 2021, we recognized a $0.9 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans (as defined below). During the three months ended September 30, 2020, we recognized a $0.1 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of one facility that secured a mortgage note.
Other Income
During the three months ended September 30, 2021 and 2020, we recognized $0.3 million and $0.1 million, respectively, of other income primarily related to settlement payments received related to legacy Care Capital Properties (“CCP”) investments.
Net Gain on Sales of Real Estate
During the three months ended September 30, 2021, we recognized an aggregate net gain on the sales of real estate of $0.7 million related to the disposition of four senior housing communities. During the three months ended September 30, 2020, we recognized an aggregate net gain on the sales of real estate of $2.7 million related to the disposition of a skilled nursing/transitional care facility.
(Loss) Income from Unconsolidated Joint Venture
During the three months ended September 30, 2021, we recognized $4.0 million of loss from the Enlivant Joint Venture compared to $2.8 million of income for the three months ended September 30, 2020. The $6.8 million net decrease in income is related to (i) a $3.0 million decrease in government grant income, (ii) a $3.0 million net adjustment in our basis difference recorded in the prior year due to the disposition of 14 senior housing communities and depreciation adjustments, (iii) a $2.0 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of September 30, 2021 and (iv) a $0.5 million decrease in revenue from the facilities owned by the Enlivant Joint Venture as of September 30, 2021 primarily due to decreased occupancy as a result of the COVID-19 pandemic. The $2.0 million increase in operating expenses consists primarily of (i) a $1.3 million increase related to employee compensation due to increased labor rates, (ii) a $0.3 million increase in marketing expense due to increased marketing activity and (iii) a $0.2 million increase in insurance expense due to a higher number of claims and an increase in premiums. The increases are partially offset by (i) a $1.1 million decrease in basis difference depreciation due to the impairment recorded during the three months ended June 30, 2021, (ii) a $0.3 million increase in deferred income tax benefit due to lower taxable income and (iii) a $0.3 million decrease in interest expense due to a decrease in interest rates.
Income Tax (Expense) Benefit
During the three months ended September 30, 2021, we recognized $0.1 million of income tax expense compared to $0.1 million of income tax benefit for the three months ended September 30, 2020. The increase is due to higher taxable income from our Senior Housing – Managed portfolio.

Comparison of results of operations for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2021	2020
Revenues:
Rental and related revenues	$309,533	$319,851	$(10,318)	(3)%	$(1,598)	$(8,720)
Interest and other income	9,377	8,756	621	7%	1,237	(616)
Resident fees and services	114,978	117,908	(2,930)	(2)%	5,567	(8,497)
Expenses:
Depreciation and amortization	133,912	132,579	1,333	1%	344	989
Interest	72,956	75,900	(2,944)	(4)%	(477)	(2,467)
Triple-net portfolio operating expenses	15,210	15,481	(271)	(2)%	(129)	(142)
Senior housing - managed portfolio operating expenses	88,607	82,976	5,631	7%	3,919	1,712
General and administrative	26,432	24,650	1,782	7%	—	1,782
Provision for loan losses and other reserves	1,890	706	1,184	168%	—	1,184
Impairment of real estate	495	3,154	(2,659)	(84)%	(2,016)	(643)
Other income (expense):
Loss on extinguishment of debt	(1,760)	(531)	(1,229)	231%	531	(1,760)
Other income	386	2,308	(1,922)	(83)%	—	(1,922)
Net (loss) gain on sales of real estate	(1,784)	2,828	(4,612)	(163)%	(4,612)	—
Loss from unconsolidated joint venture	(178,817)	(13,037)	(165,780)	1,272%	3,917	(169,697)
Income tax expense	(1,314)	(1,337)	23	(2)%	—	23
(1)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of investments/dispositions made after January 1, 2020.
(2)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 that is not a direct result of investments/dispositions made after January 1, 2020.
Rental and Related Revenues
During the nine months ended September 30, 2021, we recognized $309.5 million of rental income compared to $319.9 million for the nine months ended September 30, 2020. The $10.3 million net decrease in rental income is related to (i) a $6.2 million net decrease related to leases that we concluded should no longer be accounted for on an accrual basis, (ii) a $3.1 million decrease related to lease intangibles that have been fully amortized, (iii) a $2.5 million decrease from properties disposed of after January 1, 2020, (iv) a $1.5 million decrease in property tax recoveries and (v) a $1.6 million decrease due to transitioning eight facilities to new operators. The $6.2 million net decrease includes $25.2 million in write-offs related to Avamere, whose lease is no longer accounted for on an accrual basis as of September 30, 2021, and a $2.7 million decrease in earned cash rents, partially offset by a net $21.8 million decrease in non-cash rental revenue write-offs primarily related to leases we concluded should no longer be accounted for on an accrual basis during the nine months ended September 30, 2020. These decreases are offset by (i) a $2.1 million increase due to incremental revenue related to capital expenditures and (ii) a $0.9 million increase from properties acquired after January 1, 2020.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2021 and 2020.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the nine months ended September 30,

2021, we recognized $9.4 million of interest and other income compared to $8.8 million for the nine months ended September 30, 2020. The net increase of $0.6 million is due to a $1.3 million increase in income from investments made after January 1, 2020, partially offset by a $0.3 million decrease in lease termination income related to the transition of a specialty hospital to a new operator during the three months ended September 30, 2020 and a $0.1 million decrease in income from investments repaid after January 1, 2020.
Resident Fees and Services
During the nine months ended September 30, 2021, we recognized $115.0 million of resident fees and services compared to $117.9 million for the nine months ended September 30, 2020. The $2.9 million net decrease is primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic and a $0.9 million decrease in government grant income, partially offset by a $5.6 million increase from three Senior Housing - Managed communities acquired after January 1, 2020.
Depreciation and Amortization
During the nine months ended September 30, 2021, we incurred $133.9 million of depreciation and amortization expense compared to $132.6 million for the nine months ended September 30, 2020. The $1.3 million net increase is due to (i) a $3.0 million increase from additions to real estate, (ii) a $1.8 million increase from properties acquired after January 1, 2020 and (iii) a $0.3 million increase due to the acceleration of lease intangible amortization related to three facilities transitioned to a new operator in 2021. The increases are partially offset by (i) a $1.4 million decrease from properties disposed of after January 1, 2020 and (ii) a $2.0 million decrease related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2021, we incurred $73.0 million of interest expense compared to $75.9 million for the nine months ended September 30, 2020. The $2.9 million net decrease is related to (i) a $1.5 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement and decrease in interest rates, (ii) a $0.8 million decrease in non-cash interest expense related to our interest rate hedges and (iii) a $0.5 million decrease in interest expense related to three mortgage notes assumed during 2020 by the buyers of the facilities securing the debt.
Triple-Net Portfolio Operating Expenses
During the nine months ended September 30, 2021, we recognized $15.2 million of triple-net portfolio operating expenses compared to $15.5 million for the nine months ended September 30, 2020. The $0.3 million net decrease is related to a $0.2 million decrease related to property taxes paid during the nine months ended September 30, 2020 on facilities that have since been transitioned to new operators who are now paying the property taxes directly and the remaining decrease is due to from properties disposed of after January 1, 2020 and adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the nine months ended September 30, 2021, we recognized $88.6 million of operating expenses compared to $83.0 million for the nine months ended September 30, 2020. The $5.6 million net increase is due to (i) a $3.9 million increase related to three Senior Housing - Managed communities acquired after January 1, 2020, (ii) a $1.3 million increase in insurance expense due to a higher number of claims and an increase in premiums, (iii) a $0.9 million increase in expenses due to increased marketing activity and (iv) a $0.7 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased, partially offset by a $1.2 million decrease in supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the nine months ended September 30, 2021, general and administrative expenses were $26.4 million compared to $24.7 million during the nine months ended September 30, 2020. The $1.8 million net increase is related to (i) a $1.3 million net increase in stock-based compensation primarily due to changes in performance-based vesting assumptions on management’s equity compensation, (ii) a $0.7 million increase in insurance expense due to an increase in premiums and (iii) a $0.3 million increase in compensation for our team members as a result of increased staffing, partially offset by a $0.8 million decrease in professional and legal fees due to a decrease in transaction activity.

Provision for Loan Losses and Other Reserves
During the nine months ended September 30, 2021 and 2020, we recognized a $1.9 million and $0.7 million provision for loan losses and other reserves, respectively, associated with our loans receivable investments and sales-type lease. The $1.2 million increase is due to one loan deemed uncollectible during the nine months ended September 30, 2021.
Impairment of Real Estate
During the nine months ended September 30, 2021, we recognized $0.5 million of impairment of real estate related to one skilled nursing/transitional care facility and one senior housing community. During the nine months ended September 30, 2020, we recognized $3.2 million of impairment of real estate related to three senior housing communities and one skilled nursing/transitional care facility.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2021, we recognized a $1.8 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans. During the nine months ended September 30, 2020, we recognized a $0.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of three facilities that secured three mortgage notes.
Other Income
During the nine months ended September 30, 2021 and 2020, we recognized $0.4 million and $2.3 million, respectively, of other income primarily related to settlement payments received related to legacy CCP investments.
Net (Loss) Gain on Sales of Real Estate
During the nine months ended September 30, 2021, we recognized a net loss on the sales of real estate of $1.8 million. The $1.8 million includes an aggregate $2.6 million loss on sales of real estate related to the disposition of four skilled nursing/transitional care facilities and four senior housing communities, partially offset by a $1.0 million gain on sale of real estate due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease, which required us to recognize the gain on sale prior to the actual sale to our tenant. During the nine months ended September 30, 2020, we recognized an aggregate net gain on the sales of real estate of $2.8 million related to the disposition of seven skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the nine months ended September 30, 2021, we recognized $178.8 million of loss from the Enlivant Joint Venture compared to $13.0 million of loss for the nine months ended September 30, 2020. The $165.8 million net increase in loss is related to (i) a $164.1 million other-than-temporary impairment recorded during the three months ended June 30, 2021 (see Note 4, “Investments in Real Estate Properties” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the impairment), (ii) a $8.0 million decrease in revenue from the facilities owned by the Enlivant Joint Venture as of September 30, 2021, primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic, (iii) a $4.2 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of September 30, 2021 and (iv) a $3.0 million decrease in government grant income. The $4.2 million increase in operating expenses consists of (i) a $2.5 million support payment paid to the manager of the Enlivant Joint Venture during the current year, (ii) a $1.2 million increase related to employee compensation due to increased labor rates, (iii) a $0.8 million increase in insurance expense due to higher number of claims and increase in premiums and (iv) a $0.3 million increase in marketing expense due to increased marketing activity, partially offset by (i) a $0.6 million decrease in dining related expenses due to decreased occupancy. The decreases are partially offset by (i) a $7.0 million net adjustment in our basis difference recorded in the prior year due to the disposition of 14 senior housing communities and depreciation adjustments, (ii) a $2.3 million increase in deferred income tax benefit due to lower taxable income, (iii) a $2.3 million decrease in interest expense due to a decrease in interest rates and (iv) a $1.1 million decrease in basis difference depreciation due to the impairment recorded during the three months ended June 30, 2021.
Income Tax Expense
During each of the nine months ended September 30, 2021 and 2020, we recognized $1.3 million of income tax expense.

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

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2021 and 2020, to net income (loss), the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$10,223	$36,460	$(88,903)	$101,300
Depreciation and amortization of real estate assets	45,046	44,209	133,912	132,579
Depreciation and amortization of real estate assets related to unconsolidated joint venture	4,806	10,391	16,529	21,525
Net (gain) loss on sales of real estate	(655)	(2,715)	1,784	(2,828)
Net loss (gain) on sales of real estate related to unconsolidated joint venture	15	(7,537)	30	3,271
Impairment of real estate	495	3,154	495	3,154
Other-than-temporary impairment of unconsolidated joint venture	—	—	164,126	—

FFO	59,930	83,962	227,973	259,001

Stock-based compensation expense	2,428	916	6,987	5,651
Non-cash rental and related revenues	20,740	7,907	10,113	1,340
Non-cash interest income	(530)	(608)	(1,444)	(1,743)
Non-cash interest expense	1,744	2,069	5,389	6,527
Non-cash portion of loss on extinguishment of debt	913	139	1,760	531
(Recovery of) provision for loan losses and other reserves	(26)	(90)	1,890	706
Other non-cash adjustments related to unconsolidated joint venture	(150)	394	(1,364)	1,337
Other non-cash adjustments	(213)	115	320	570

AFFO	$84,836	$94,804	$251,624	$273,920

FFO per diluted common share	$0.27	$0.41	$1.05	$1.25

AFFO per diluted common share	$0.38	$0.46	$1.15	$1.32

Weighted average number of common shares outstanding, diluted:
FFO	222,063,910	206,727,167	217,385,804	206,442,674

AFFO	222,542,049	207,523,386	217,906,904	207,288,178

The following table sets forth additional information related to certain other items included in net income (loss) above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	Net Income (Loss)		FFO		AFFO		Net (Loss) Income		FFO		AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable balances / lease intangible write-offs	$25.2	$14.3	$25.2	$14.3	$—	$—	$25.2	$20.8	$25.2	$20.8	$—	$—
Resident fess and services:
Grant income under government programs (1)	—	1.2	—	1.2	—	1.2	0.5	1.2	0.5	1.2	0.5	1.2
Interest and other income:
Lease termination income	—	0.3	—	0.3	—	0.3	—	0.3	—	0.3	—	0.3
Senior housing - managed portfolio operating expenses:
COVID-19 pandemic related expenses (2)	0.8	1.2	0.8	1.2	0.8	1.2	2.0	3.2	2.0	3.2	2.0	3.2
(Recovery of) provision for loan losses and other reserves	—	(0.1)	—	(0.1)	—	—	1.9	0.7	1.9	0.7	—	—
Loss on extinguishment of debt	(0.9)	(0.1)	(0.9)	(0.1)	—	—	(1.8)	(0.5)	(1.8)	(0.5)	—	—
Other income	0.3	0.1	0.3	0.1	0.2	0.2	0.4	2.3	0.4	2.3	0.4	2.3
Loss from unconsolidated joint venture:
Grant income under government programs	—	3.0	—	3.0	—	3.0	—	3.0	—	3.0	—	3.0
Deferred income tax (benefit) expense	(0.4)	(0.1)	(0.4)	(0.1)	—	—	(2.0)	0.3	(2.0)	0.3	—	—
COVID-19 pandemic related expenses (2)	1.6	1.3	1.6	1.3	1.6	1.3	4.6	4.1	4.6	4.1	4.6	4.1
Support payment paid to joint venture manager	—	—	—	—	—	—	2.5	—	2.5	—	2.5	—
Other-than-temporary impairment of unconsolidated joint venture	—	—	—	—	—	—	164.1	—	—	—	—	—
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.5 billion in liquidity, consisting of unrestricted cash and cash equivalents of $546.3 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions. Subsequent to September 30, 2021, we used the unrestricted cash and cash equivalents on hand to redeem the 2024 Notes (as defined below) and to fund a portion of the RCA Mortgage Loan.
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

On December 11, 2019, we established an at-the-market equity offering program (the “Prior ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On August 6, 2021, we terminated the Prior ATM Program pursuant to our termination rights.
During the three months ended September 30, 2021, no shares were sold under the Prior ATM Program and we did not utilize the forward feature of the Prior ATM Program. During the nine months ended September 30, 2021, we sold 2.2 million shares under the Prior ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million, before $0.6 million of commissions (excluding sales utilizing the forward feature of the ATM Program, as described below).
Additionally, during the nine months ended September 30, 2021, we utilized the forward feature of the Prior ATM Program to allow for the sale of up to 6.8 million shares of our common stock at an initial weighted average price of $17.49 per share, net of commissions. During the nine months ended September 30, 2021, we settled all of the open forward positions under the Prior ATM Program by issuing 7.9 million shares (inclusive of the 6.8 million shares referenced in the immediately preceding sentence) at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million.
On August 6, 2021, we established a new at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.
During each of the three and nine months ended September 30, 2021, no shares were sold under the ATM Program. Additionally, during each of the three and nine months ended September 30, 2021, we utilized the forward feature of the ATM Program to allow for the sale of up to 0.2 million shares of our common stock at an initial weighted average price of $15.00 per share, net of commissions, and these shares remained outstanding under the forward sale agreements as of September 30, 2021.
As of September 30, 2021, we had $497.3 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
On September 30, 2021, the Operating Partnership issued the 2031 Notes (as defined below). The net proceeds were $782.9 million after deducting underwriting discounts and other offering expenses. The net proceeds were used to redeem all $300.0 million of the 2024 Notes as discussed below, repay $345.0 million of our U.S. dollar Term Loans, and to fund a portion of the $290.0 million RCA Mortgage Loan. See “—Loan Agreements.”
On October 15, 2021, we completed an underwritten public offering of 7.8 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $112.6 million from the offering at a price of $14.40 per share. These proceeds were used to fund a portion of the RCA Mortgage Loan.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $258.5 million for the nine months ended September 30, 2021. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. In addition, operating cash flows for the nine months ended September 30, 2021 includes $17.2 million in payments received in connection with terminating six forward starting interest rate swaps. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity, anticipated future changes in our portfolio, fluctuations in collections from tenants and borrowers, and fluctuations in the operating results of our Senior Housing - Managed communities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $77.4 million and included $62.1 million used for the acquisition of four facilities, $29.3 million used for additions to real estate and $4.2 million used to provide funding for a preferred equity investment, partially offset by $15.1 million in net sales proceeds related to dispositions, $2.4 million in repayments of loans receivable and $0.7 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $304.8 million and included $791.5 million of gross proceeds from the issuance of the 2031 Notes and $172.2 million of net proceeds from shares sold through our Prior ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, partially offset by $455.0 million of principal repayments on term loans, $194.3 million of dividends paid to stockholders, $7.4 million of payments of deferred financing costs and $2.2 million of principal repayments on secured debt.
Please see the accompanying condensed consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Loan Agreements
2024 Notes. On May 29, 2019, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of Sabra (together, the “Issuers”), issued $300.0 million aggregate principal amount of 4.80% senior notes due 2024 (the “2024 Notes”). In connection with the October 2019 redemption of other senior notes of the Issuers, Sabra Capital Corporation’s obligations as a co-issuer were automatically released and discharged. On October 7, 2021, we redeemed the 2024 Notes at a premium of 110.045%, plus accrued and unpaid interest. As a result of the redemption, we recognized $32.7 million of redemption related costs and write-offs subsequent to September 30, 2021.
2026 and 2027 Notes. In connection with our merger with CCP, on August 17, 2017, Sabra assumed $500 million aggregate principal amount of 5.125% senior notes due 2026 (the “2026 Notes”) and $100 million aggregate principal amount of 5.88% senior notes due 2027 (the “2027 Notes”).
2029 Notes. On October 7, 2019, the Issuers issued $350.0 million aggregate principal amount of 3.90% senior notes due 2029 (the “2029 Notes”). In connection with the October 2019 redemption of other senior notes of the Issuers, Sabra Capital Corporation’s obligations as a co-issuer were automatically released and discharged.
2031 Notes. On September 30, 2021, the Operating Partnership issued $800.0 million aggregate principal amount of 3.20% senior notes due 2031 (the “2031 Notes” and, together with the 2024 Notes, the 2026 Notes, the 2027 Notes and the 2029 Notes, the “Senior Notes”), providing net proceeds of $782.9 million after deducting underwriting discounts and other offering expenses.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2021, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Subsidiary Issuer and Guarantor Financial Information. The 2024 Notes were issued by the Operating Partnership and, until their redemption, the obligations under the 2024 Notes were fully and unconditionally guaranteed, jointly and severally, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances as described below. In connection with the Operating Partnership’s assumption of the 2026 Notes, we have fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. The 2029 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by us.
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
Until the redemption of the 2024 Notes, a guarantor would be automatically and unconditionally released from its obligations under the guarantee with respect to the 2024 Notes in the event of:
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
Pursuant to amendments to Regulation S-X, the following aggregate summarized financial information is provided for Sabra, the Operating Partnership and Sabra Health Care, L.L.C. (the guarantor subsidiary of the 2024 Notes prior to the redemption of the 2024 Notes). This aggregate summarized financial information has been prepared from the books and records maintained by us, the Operating Partnership and Sabra Health Care, L.L.C. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership and Sabra Health Care, L.L.C. operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of September 30, 2021 and December 31, 2020 and aggregate summarized statement of loss information for the nine months ended September 30, 2021 is as follows (in thousands):

	September 30, 2021	December 31, 2020
Total assets	$552,986	$77,825
Total liabilities	2,588,905	2,276,418

	Nine Months Ended September 30, 2021
Total revenues	$62
Total expenses	88,656
Net loss	(91,620)
Credit Agreement. Effective on September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $500.0 million in U.S. dollar term loans and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions. On September 30, 2021, we repaid $345.0 million of our U.S. dollar Term Loans.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. The Term Loans have a maturity date of September 9, 2024.

The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 7, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of September 30, 2021, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness
As of each of September 30, 2021 and December 31, 2020, 13 of our properties held for investment were subject to secured indebtedness to third parties. As of September 30, 2021 and December 31, 2020, our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance as of September 30, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate at September 30, 2021 (2)	Maturity Date
Fixed Rate	$78,060	$80,199	3.40%	December 2021 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $1.1 million as of each of September 30, 2021 and December 31, 2020.
(2)    Weighted average interest rate includes private mortgage insurance.
Capital Expenditures
For the nine months ended September 30, 2021 and 2020, our aggregate capital expenditures were $29.3 million and $32.4 million, respectively. We anticipate that our aggregate capital expenditure requirements for the next 12 months will principally be for improvements to our facilities and will be approximately $83 million, of which $49 million is expected to directly result in incremental rental income.
Dividends
We paid dividends of $194.3 million on our common stock during the nine months ended September 30, 2021. On November 3, 2021, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 30, 2021 to common stockholders of record as of November 16, 2021.
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 421 real estate properties held for investment as of September 30, 2021 is diversified by location across the United States and Canada.
For the three and nine months ended September 30, 2021, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the nine months ended September 30, 2021, 51.9% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
In response to the COVID-19 pandemic, several federal relief packages were approved that have benefited and may continue to benefit our tenants, especially our tenants that operate skilled nursing/transitional care facilities.
On March 18, 2020, President Trump signed into law the Families First Coronavirus Response Act (“Families First Act”). Under the Families First Act, a temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”) was approved retroactive to January 1, 2020, and several states have directed FMAP funds to skilled nursing/transitional care facilities.
On March 27, 2020, President Trump signed into law The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for a $178 billion fund for eligible health care providers, which includes skilled nursing/transitional care operators, and as of September 1, 2020 also includes assisted living facility operators. Thus far, approximately $145 billion of such appropriated amount has been funded through three phases of general distributions, various targeted distributions and certain performance-based incentive payments, with $25.5 billion of additional funding now being made available to health care providers (comprised of a $17 billion “Phase 4” distribution from remaining allocated funds and $8.5 billion allocated to rural providers via the American Rescue Act passed on March 11, 2021). The CARES Act also includes (i) a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020, (ii) a deferral of the employer’s Social Security remittances through December 31, 2020, (iii) the establishment of the Paycheck Protection Program, a Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable, and (iv) accelerated and advance Medicare payments for certain providers, with deferred repayment obligations that are interest-free for up to 29 months.
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
The Department of Health and Human Services (“HHS”) most recently extended the COVID-19 Public Health Emergency for another 90 days, effective October 18, 2021, which allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. Lastly, suspension of the Medicare sequestration is effective through December 31, 2021, and the FMAP funding increase is effective through March 31, 2022.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments in future years, including our secured indebtedness to third parties on certain of our properties, our Revolving Credit Facility, our Term Loans, our Senior Notes and our operating leases. The following table is presented as of September 30, 2021 (in thousands):

		October 1 through December 31, 2021		Year Ending December 31,
	Total		2022	2023	2024	2025	After 2025
Secured indebtedness (1)	$101,402	$16,872	$4,161	$4,161	$4,161	$4,161	$67,886
Revolving Credit Facility (2)	4,924	639	2,535	1,750	—	—	—
Term Loans (3)	635,611	3,470	13,765	11,947	606,429	—	—
Senior Notes (4)	2,632,968	16,965	89,493	85,155	377,955	70,755	1,992,645
Operating leases	2,120	113	467	507	529	504	—
Total	$3,377,025	$38,059	$110,421	$103,520	$989,074	$75,420	$2,060,531
(1)Secured indebtedness includes principal payments and interest payments through the applicable maturity dates. Total interest on secured indebtedness, based on contractual rates, is $23.3 million, which is attributable to fixed rate debt.
(2)Revolving Credit Facility consists of payments related to the facility fee due to the lenders based on the amount of commitments under the Revolving Credit Facility through the maturity date (assuming no exercise of our two six-month extension options) totaling $4.9 million.
(3)Term Loans includes interest payments through the applicable maturity dates totaling $37.3 million, which reflects the impact of interest rate swaps.
(4)Senior Notes includes interest payments through the applicable maturity dates totaling $583.0 million. The 2024 Notes were redeemed in full on October 7, 2021.
In addition to the above, as of September 30, 2021, we have committed to provide up to $34.0 million of future funding related to two preferred equity investments and four loans receivable investments with maturity dates ranging from December 2021 to December 2022.
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
Interest rate risk. As of September 30, 2021, our indebtedness included $2.1 billion aggregate principal amount of Senior Notes outstanding, $598.3 million in Term Loans and $78.1 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of September 30, 2021, we had $598.3 million of outstanding variable rate indebtedness and $1.0 billion available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of September 30, 2021, we had interest rate swaps and an interest rate collar that fix the LIBOR portion of the interest rate for $436.3 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.14% and interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at 1.10%.
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
As of September 30, 2021, the index underlying our variable rate debt was below 100 basis points. For the twelve months following September 30, 2021, and after giving effect to the impact of interest rate derivative instruments, a 100 basis point increase in the index would increase interest expense by $1.5 million, and a reduction of this index to zero would decrease interest expense by $0.1 million.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $144.9 million and cross currency swap instruments. Based on our operating results for the three months ended September 30, 2021, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2021, our cash flows would have decreased or increased, as applicable, by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 24, 2021).

4.1
Indenture, dated as of September 30, 2021, among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 30, 2021).

4.2
First Supplemental Indenture, dated September 30, 2021, among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 30, 2021).

10.1
Equity Distribution Agreement, dated August 6, 2021, among the Company, the Sales Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 6, 2021).

22.1*	List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Ex.	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: November 3, 2021	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chair, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/S/ HAROLD W. ANDREWS, JR.
Harold W. Andrews, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)