Form 10-K
period 2021-12-31
Sabra Health Care REIT, Inc.
filed 2022-02-22
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4.0 billion
As of February 15, 2022, there were 230,904,218 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021, are incorporated by reference in Part III herein.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “10-K”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, tenants, operators and Senior Housing - Managed communities (as defined below), the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential investments, potential dispositions, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•the ongoing COVID-19 pandemic and measures intended to prevent its spread, and the related impact on our tenants, operators and Senior Housing - Managed communities;
•operational risks with respect to our Senior Housing - Managed communities;
•competitive conditions in our industry;
•the loss of key management personnel;
•uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities;
•potential impairment charges and adjustments related to the accounting of our assets;
•the potential variability of our reported rental and related revenues as a result of Topic 842 (as defined below) on January 1, 2019;
•risks associated with our investment in our unconsolidated joint venture;
•catastrophic weather and other natural or man-made disasters, the effects of climate change on our properties and a failure to implement sustainable and energy-efficient measures;
•increased operating costs for our tenants and operators;
•increased healthcare regulation and enforcement;
•our tenants’ dependency on reimbursement from governmental and other third-party payor programs;
•the effect of our tenants declaring bankruptcy or becoming insolvent;
•our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;
•the impact of litigation and rising insurance costs on the business of our tenants;
•the impact of required regulatory approvals of transfers of healthcare properties;
•environmental compliance costs and liabilities associated with real estate properties we own;
•our tenants’ or operators’ failure to adhere to applicable privacy and data security laws, or a material breach of our or our tenants’ or operators’ information technology;
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
•increases in market interest rates;
•adverse changes in our credit ratings;
•our ability to make dividend distributions at expected levels;
•our ability to raise capital through equity and debt financings;
•changes in foreign currency exchange rates and other risks associated with our ownership of property outside the U.S.;
•the relatively illiquid nature of real estate investments;
•our ability to maintain our status as a real estate investment trust (“REIT”) under the federal tax laws;
•compliance with REIT requirements and certain tax and tax regulatory matters related to our status as a REIT;
•changes in tax laws and regulations affecting REITs (including the potential effects of the Tax Cuts and Jobs Act);

•the ownership limits and takeover defenses in our governing documents and under Maryland law, which may restrict change of control or business combination opportunities; and
•the exclusive forum provisions in our bylaws.
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
TENANT, OPERATOR AND BORROWER INFORMATION

This 10-K includes information regarding our tenants that lease properties from us and our operators and borrowers, most of which are not subject to SEC reporting requirements. The information related to our tenants, operators and borrowers that is provided in this 10-K has been provided by, or derived from information provided by, such tenants, operators and borrowers. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only.

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
We maintain a website at www.sabrahealth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our website as soon as reasonably practicable after such information has been filed or furnished with the SEC.
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities and select addiction treatment centers, behavioral, acute care and other hospitals. The primary growth drivers of the nursing home and senior housing industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2017 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 3.7% between 2016 and 2025. Further, life expectancy is expected to increase to 81.7 years in 2030 from 79.7 years in 2017. In addition, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2019, only 10.3% of nursing home and senior housing properties were owned by publicly traded REITs. The highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
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
The hospital industry is broadly defined to include addiction treatment centers and acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2019-2028, hospital care expenditures are projected to grow from approximately $1.3 trillion in 2019 to approximately $2.1 trillion in 2028, representing a compounded annual growth rate of 5.8%. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
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
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, memory care and select addiction treatment centers and hospitals. As of December 31, 2021, our investment portfolio consisted of 416 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, eight preferred equity investments and one investment in an unconsolidated joint venture. Of our 416 properties held for investment as of December 31, 2021, we owned fee title to 411 properties and title under ground leases for five properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2021:
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

Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2021 and exclude our unconsolidated joint venture which consists of 158 facilities and 7,056 units (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	38	9	6	13	66	15.9%
California	24	1	1	4	30	7.2
Kentucky	25	1	—	2	28	6.7
Indiana	13	4	—	2	19	4.6
Oregon	15	4	—	—	19	4.6
Washington	15	1	1	—	17	4.1
Massachusetts	17	—	—	—	17	4.1
North Carolina	13	—	2	—	15	3.6
Missouri	13	—	1	—	14	3.3
Michigan	1	9	1	—	11	2.6
Other (31 states & Canada)	105	31	37	7	180	43.3

Total	279	60	49	28	416	100.0%

% of Total	67.1%	14.4%	11.8%	6.7%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	66	4,666	577	856	325	6,424	15.5%
Kentucky	28	2,598	142	—	100	2,840	6.9
California	30	2,058	58	102	340	2,558	6.2
Massachusetts	17	2,133	—	—	—	2,133	5.2
Indiana	19	1,439	545	—	48	2,032	4.9
Oregon	19	1,520	377	—	—	1,897	4.6
Washington	17	1,591	52	113	—	1,756	4.2
North Carolina	15	1,454	—	237	—	1,691	4.1
New York	10	1,566	—	107	—	1,673	4.0
Missouri	14	1,075	—	184	—	1,259	3.1
Other (31 states & Canada)	181	10,820	2,348	3,541	374	17,083	41.3

Total	416	30,920	4,099	5,140	1,187	41,346	100.0%

% of Total		74.8%	9.9%	12.4%	2.9%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed	Specialty Hospitals and Other	Total	% of Total
Texas	66	$382,335	$81,305	$183,920	$187,387	$834,947	13.9%
California	30	435,612	18,496	38,352	225,412	717,872	12.0
Oregon	19	261,316	86,860	—	—	348,176	5.8
Maryland	8	330,901	—	—	—	330,901	5.5
New York	10	297,573	—	20,218	—	317,791	5.3
Kentucky	28	233,896	23,669	—	39,687	297,252	5.0
Indiana	19	169,222	114,692	—	12,155	296,069	4.9
Washington	17	188,878	10,686	27,900	—	227,464	3.8
Arizona	8	24,281	10,348	38,767	121,757	195,153	3.3
North Carolina	15	123,462	—	69,095	—	192,557	3.2
Other (31 states & Canada) (2)	196	1,169,883	374,525	634,146	56,609	2,235,163	37.3

Total	416	$3,617,359	$720,581	$1,012,398	$643,007	$5,993,345	100.0%

% of Total		60.4%	12.0%	16.9%	10.7%	100.0%
(1)    Represents the undepreciated book value of our real estate held for investment as of December 31, 2021.
(2)    Investment balance in Canada is based on the exchange rate as of December 31, 2021 of 0.7875 per 1 CAD.

Loans Receivable and Other Investments
As of December 31, 2021 and 2020, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2021
Investment	Quantity as of December 31, 2021	Property Type	Principal Balance as of December 31, 2021 (1)	Book Value as of December 31, 2021	Book Value as of December 31, 2020	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2021
Loans Receivable:
Mortgage	2	Specialty Hospital	$309,000	$309,000	$19,000	7.7%	7.7%	11/01/26 - 01/31/27
Construction	1	Senior Housing	3,343	3,347	3,352	8.0%	7.8%	09/30/22
Other	15	Multiple	39,816	36,028	39,005	6.8%	6.1%	01/31/22 - 08/31/28
	18		352,159	348,375	61,357	7.6%	7.5%
Allowance for loan losses			—	(6,344)	(2,458)
			$352,159	$342,031	$58,899
Other Investments:
Preferred Equity	8	Skilled Nursing / Senior Housing	56,805	57,055	43,940	11.1%	11.1%	N/A
Total	26		$408,964	$399,086	$102,839	8.1%	8.0%
(1)    Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2021, no tenant relationship represented 10% or more of our total revenues.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 416 properties held for investment as of December 31, 2021 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2021. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, operators’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs. Based on the information provided to us by our tenants, which information is provided quarterly in arrears, and operators, on an annualized basis as of December 31, 2021, 59.8% of our tenants’and operators’ revenue was from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2021, the substantial majority of our real estate properties held for investment (excluding 49 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years, pursuant to which the tenants are responsible for all facility maintenance, code compliance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2021, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We, through our subsidiaries, retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2021, our real estate properties held for investment included 49 Senior Housing - Managed communities operated by nine third-party property managers pursuant to property management agreements. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.
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
Ability to Identify Talented Operators
As a result of our management team’s operating experience, network of relationships and industry insight, we have been able and expect to continue to be able to identify qualified local, regional and national operators. We seek operators who possess local market knowledge, demonstrate hands-on management, have proven track records, and focus on quality care and clinical outcomes. These operators are often located in secondary markets, which generally have lower costs to build and favorable demographics as demonstrated by the fact that the percentage of the population over the age of 65 is greater in the markets where we have invested than in the U.S. as a whole. We believe our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, focus on care and operating efficiency.
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
We expect to continue to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care communities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care, addiction treatment centers and behavioral health facilities in the U.S. We have and expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of our investment portfolio by selectively disposing of or repositioning underperforming facilities or working with new or existing operators to transfer underperforming but promising properties to new operators.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2021, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $112.0 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.75 billion (up from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. We have grown our investment relationships from one in 2010 to 76 as of December 31, 2021. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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

 Human Capital Matters
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chief Executive Officer, President and Chair of Sabra, has more than 30 years of experience in the acquisition, development and disposition of healthcare assets, including nine years at Sun Healthcare Group, Inc. Michael Costa, Chief Financial Officer, Secretary and Executive Vice President of Sabra, is a finance professional with more than 15 years of experience in commercial real estate finance and accounting. Talya Nevo-Hacohen, Chief Investment Officer, Treasurer and Executive Vice President of Sabra, is a real estate finance executive with more than 25 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
Team Members and Equal Opportunity
As of December 31, 2021, we employed 42 full-time employees (our team members), including our executive officers, none of whom is subject to a collective bargaining agreement. As of December 31, 2021, women comprised 57% of our workforce and 64% of our management level/leadership roles. As of December 31, 2021, 26% of our team members self-identified as being members of one or more ethnic minorities. We believe our ethnic diversity is higher than this reported percentage as another 26% of our team members chose not to self-identify. We believe that a diverse workforce is essential to our continued success, and we strive to maintain a fair, healthy and safe workplace, while creating a work environment that promotes diversity, equality and inclusion for our team members. Our workforce reflects diverse gender, ethnicity, age and cultural backgrounds.
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
We support volunteerism, organizing opportunities for our team members as a group to volunteer within the community. Our team members also donate to our tenants’ employees, patients and residents during the holiday season. In order to support engagement and team building, various company events, including life event celebrations, dinners and other social outings, are held regularly throughout the year, as well as an annual all team member retreat.
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
As of December 31, 2021, our subsidiaries owned eight healthcare facilities (five senior housing communities and three skilled nursing/transitional care facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
In addition, as an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not generally operate or actively manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and cleanup of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. See “Risk Factors—Regulatory Risks—Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.” in Part I, Item 1A.

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
Our tenants and operators have been, and continue to be, impacted by the COVID-19 pandemic in numerous ways, resulting in decreased occupancy and increased operating costs. Our tenants and operators have experienced outbreaks of positive cases and have been required to, and continue to, rapidly adapt their operations to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, personal protective equipment (“PPE”), quality of care, visitation protocols, and reporting, among other regulations, while facing staffing shortages that have accelerated during the pandemic. Federal, state and local authorities in the U.S. have also imposed restrictions on movement and business operations intended to reduce the spread of COVID-19, and while some of these restrictions have been lifted or scaled back, resurgences of COVID-19 and the emergence of more readily transmissible variants have resulted in the re-imposition of certain restrictions and may lead to other restrictions being implemented.
In August and September 2021, the federal government announced that it would be requiring skilled nursing facility and health care workers to be vaccinated against COVID-19 and has issued an emergency regulation effective November 5, 2021 requiring covered health care facilities to ensure eligible staff have received a first vaccine dose as of December 5, 2021 and a second dose of a two-dose vaccine as of January 4, 2022, with certain permitted exemptions in alignment with federal law. Significant uncertainty remains regarding the potential impact such mandates may have on ongoing staffing shortages in our facilities, including uncertainty regarding the results of ongoing legal challenges to the mandates by multiple states.
In addition, it remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in all of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines and booster doses will be against the variants of the COVID-19 virus. The impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine and booster doses in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators.
The ongoing effects of the COVID-19 pandemic and measures intended to prevent its spread have negatively impacted us and our operations and are expected to continue to impact us and our operations in 2022 and potentially beyond. The ability of our tenants and borrowers to meet their obligations as they come due, including their obligation to make full and timely rental payments and debt service payments, respectively, to us has been and may continue to be impacted. In some cases, we may have to restructure our tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. The operating results of our Senior Housing - Managed portfolio and our unconsolidated joint venture have been and may continue to be impacted as well. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
If there are significant disruptions to our business, our credit ratings may be adversely impacted and we may breach covenants in our debt agreements and be unable to service our debt. Further, significant disruption could cause us to reduce or suspend our dividend.
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

The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments that are uncertain and difficult to predict. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations and prospects as a result of any continuation of operational mandates on our tenants and operators caused by the COVID-19 pandemic.
We are exposed to operational risks with respect to our Senior Housing - Managed communities.
We are exposed to various operational risks with respect to our Senior Housing - Managed communities that may increase our costs or adversely affect our ability to generate revenues. These risks are similar to the ones described above and below with respect to our tenants and include fluctuations in occupancy and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our business, financial position or results of operations.
Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties, to finance acquisitions on favorable terms, or to retain or attract tenants and operators.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. This competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Similarly, our properties face competition for patients and residents from other properties in the same market, which may affect our ability to attract and retain tenants and operators or may reduce the rents we are able to charge. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants and operators, our business, financial position or results of operations could be materially adversely affected.
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
While our lease agreements and property management agreements require that comprehensive insurance and hazard insurance be maintained by the tenants or operators, as applicable, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, as well as losses caused by health pandemics including the COVID-19 pandemic, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.
Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment.
Our investment portfolio consists of real estate and mortgage loans, which are subject to write-downs in value. From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income. In addition, on a recurring basis, we evaluate our real estate investments and other assets for impairment indicators, and we establish general and specific reserves for our issued loans at least quarterly. The quarterly evaluation of our investments for impairment may result in significant fluctuations in our provision for credit losses or real estate impairments from quarter to quarter, impacting our results of operations. Judgments regarding the existence of impairment indicators or loan reserves are based on a number of factors, including market conditions, operator performance and legal structure, and these factors may involve estimates. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations. Our estimates of loan reserves, and other accounting estimates, are inherently uncertain and may be subject to future adjustment, leading potentially to an increase in reserves.
Our reported rental and related revenues may be subject to increased variability as a result of Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”).
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
We are subject to risks and liabilities in connection with our investment in our unconsolidated joint venture.
As of December 31, 2021, our investment portfolio included 158 properties owned through an unconsolidated joint venture. As further described in Note 4, “Investment in Real Estate Properties,” in the Notes to Consolidated Financial Statements, we no longer expect to acquire the counterparty’s majority interest in this joint venture and would expect to sell our equity interest in the joint venture should the counterparty secure a buyer for the portfolio sometime in the future. In connection with this determination of our eventual intent to exit our 49% stake, we recorded an impairment charge for the amount that the carrying value exceeds the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. The ongoing operating performance of the joint venture, as well as whether the counterparty is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the joint venture and may require us to recognize an additional impairment charge in the future with respect to this investment.
Catastrophic weather and other natural or man-made disasters, the physical effects of climate change and a failure to implement sustainable and energy-efficient measures could affect our properties.
Some of our properties are located in areas susceptible to catastrophic weather and natural disasters, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding, or other severe conditions. These adverse weather and natural or man-made events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’ operations and ability to meet their obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.
As an environmentally responsible company, we strive to implement sustainable and energy-efficient measures throughout our portfolio. We engage in and discuss sustainable property management practices with our tenants and operators to identify measures that increase energy efficiency and water conservation and enhance safety and quality. If we or our tenants and operators fail to identify such measures, we may be unable to realize annual utility cost savings, which may affect our ability to maximize property and portfolio values and could have a material adverse effect on our business.

Risks Related to Our Tenants and Operators
Increased operating costs as well as increased competition result in lower operating income for our tenants and operators and may affect the ability of our tenants to meet their obligations to us.
Because our tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us. An increase in our tenants’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’ and our financial condition and our results of operations.
With respect to our Senior Housing – Managed communities, we bear the impact of any increases in costs of labor, goods and services and may not be able to pass those cost increases on to the residents in those facilities, in which case the profitability of the managed facilities will suffer, which could in turn have a material adverse effect on our financial position and results of operations.
In particular, the market for qualified personnel is highly competitive and our tenants and operators may experience difficulties in attracting and retaining such personnel, in particular due to labor constraints and, in some cases, wage increases relating to the COVID-19 pandemic. An inability to attract and retain trained personnel could negatively impact operating income and the ability of our tenants and borrowers to meet their obligations to us. A shortage of caregivers or other trained personnel, union activities, minimum wage laws, minimum staffing requirements or general inflationary pressures on wages may force tenants, operators and borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents and patients. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or borrowers to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our results of operations. Furthermore, expenses for the facilities of our tenants and operators are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service, and these operating costs continue to increase for our tenants and operators.
In addition, the long-term healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our tenants and operators compete with other healthcare operators on a local and regional basis for residents and patients. The occupancy levels at, and results of operations from, our facilities are dependent on the ability of our tenants and operators to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Our tenants and operators also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home and community-based service programs. Further, many competing companies may have resources and attributes that are superior to those of our tenants and operators. Our tenants and operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their operating income and ability to pay their lease or mortgage payments and meet their obligations to us. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties.
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
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or operator. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting operators for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the operator, significant management distraction and performance declines.

We may be unable to find a replacement tenant for one or more of our leased properties or we may be required to incur substantial renovation costs to make our healthcare properties suitable for such tenants.
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
In addition, healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use are costly and at times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Our ability to make required modifications and/or renovations may involve approvals of authorities or compliance with governmental regulations, including the Americans with Disabilities Act, which could result in delays in transitioning a facility to a new tenant. Further, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us or our tenants to spend more on our new development properties. These expenditures or renovations and delays could materially adversely affect our business, financial condition or results of operations.
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
A failure by our tenants or operators to adhere to applicable privacy and data security laws, or a material failure or breach of our or our tenants’ or operators’ information technology, could harm our business.
Our tenants and operators are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information. Failure to comply with these requirements could have a materially adverse effect on our tenants and operators and accordingly could have a materially adverse effect on our tenants’ ability to meet their obligations to us and our results of operations. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require our tenants and operators to incur significant compliance costs. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant.
We and our tenants and operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. While we and our tenants and operators maintain various data security controls, there is a risk of data security incidents or breaches resulting from unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks since the onset of the COVID-19 pandemic. The risk of security incidents has also increased with our increased dependence on the Internet while our employees work remotely due to our health and safety policies. For our tenants and operators, the trend toward increased remote work and rapid implementation of telehealth within the healthcare industry in response to the pandemic may have created new or increased cyber risks. A data security incident or breach occurring at or involving us could have a material adverse impact on our company. Where the data security incident or breach occurs at or involves a tenant or operator, this could jeopardize the tenant’s ability to fulfill its obligations to us and adversely impact our financial position and results of operations.
Furthermore, we purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant, borrower and operator information, some of which may include individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of a cyber-attack. Security breaches (including physical or electronic break-ins, computer viruses, phishing attacks, computer denial-of-service attacks, worms, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by our team members or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage) can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2021, we had outstanding indebtedness of $2.4 billion, which consisted of $1.8 billion of Senior Notes (as defined below), $598.4 million in Term Loans (as defined below) and aggregate secured indebtedness to third parties of $67.6 million on certain of our properties, and we had $1.0 billion available for borrowing under our Revolving Credit Facility. In addition, as of December 31, 2021, our unconsolidated joint venture had outstanding indebtedness of $762.7 million. Our high level of indebtedness may have the following important consequences to us:
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
•Granting liens upon certain properties;
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
The agreement governing our 2027 Notes also restricts us from making certain investments. The indentures governing our 2026 Notes, our 2029 Notes and our 2031 Notes (each as defined below) contain certain of the above restrictions as well. These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Agreement requires us to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. The indentures governing our 2026 Notes, our 2029 Notes and our 2031 Notes require us to comply with an unencumbered asset ratio, and the agreement governing our 2027 Notes requires us to comply with specified financial covenants, which include a maximum leverage ratio, a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, a minimum unsecured interest coverage ratio and a minimum unencumbered debt yield ratio. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
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
Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. Credit rating agencies continually revise their ratings for the companies that they follow, including us. The credit ratings of our debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. The credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. If we are unable to maintain favorable credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.
Cash available for distribution to stockholders may be insufficient to make dividend distributions at expected levels and are made at the discretion of our board of directors.
If cash available for distribution generated by our assets decreases due to dispositions, the COVID-19 pandemic, or otherwise, we may be unable to make dividend distributions at expected levels. Our inability to make distributions commensurate with market expectations would likely result in a decrease in the market price of our common stock. Further, all distributions are made at the discretion of our board of directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements; (vi) maintenance of our REIT qualification; (vii) restrictions under Maryland law; and (viii) other factors as our board of directors may deem relevant from time to time.
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
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our U.S. investments, including currency fluctuations.
We have investments in Canada, and from time to time may seek to acquire other properties in Canada or otherwise outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT; fluctuations in the exchange rates between USD and the Canadian Dollar, which we may be unable to protect against through hedging; changes in Canadian political, regulatory, and economic conditions; challenges in managing Canadian operations; challenges of complying with a variety of Canadian laws and regulations, including those relating to real estate, healthcare operations, taxes, employment and legal proceedings, and lending practices; Canadian-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect our foreign operations.
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
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with lessees are not characterized as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. In addition, rents received by us from a lessee will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of the lessee’s stock, capital or profits. We will be treated as owning, under the applicable attribution rules, 10% or more of a lessee’s stock, capital or profits at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of the lessee’s stock, capital or profits. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from a tenant of ours to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to a tenant of ours. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax law, including the possibility of major tax legislation, possibly with retroactive application, could adversely impact us or our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns, but net operating loss (“NOL”) carryforwards of TRS losses may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). Unused NOL carryforwards cannot be carried back but can be carried forward indefinitely. In addition, taxpayers, including TRSs, may be subject to a limitation on their ability to deduct net business interest generally equal to 30% of adjusted taxable income, subject to certain exceptions. This provision may limit the ability of our TRSs to deduct interest, which could increase their taxable income. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we have formed or may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.
Risks Related to Our Organization and Structure
Provisions of the Maryland General Corporation Law (the “MGCL”) and of our charter and bylaws could inhibit a change of control of Sabra or reduce the value of our stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2021, our investment portfolio consisted of 416 real estate properties held for investment (consisting of (i) 279 skilled nursing/transitional care facilities, (ii) 60 Senior Housing - Leased communities, (iii) 49 Senior Housing - Managed communities and (iv) 28 specialty hospitals and other facilities), one investment in a sales-type lease, 18 investments in loans receivable (consisting of (i) two mortgage loans, (ii) one construction loan and (iii) 15 other loans), eight preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2021, our real estate properties held for investment included 41,346 beds/units, spread across the U.S. and Canada. As of December 31, 2021, the substantial majority of our real estate properties (excluding 49 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2021, adjusted to (i) reflect actual payments received during the twelve months ended December 31, 2021 for leases no longer accounted for on an accrual basis, (ii) exclude residual rents due to us from prior asset sales under our 2017 memorandum of understanding with Genesis Healthcare, Inc. and (iii) reflect the reduction in Avamere’s annual base rent to $30.7 million effective February 1, 2022, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing/Transitional Care	Senior Housing - Leased	Specialty Hospitals and Other	Total Annualized Revenues	% of Revenue
2022	$7,522	$5,691	$—	$13,213	3.5%
2023	9,274	—	—	9,274	2.4%
2024	11,365	2,493	—	13,858	3.6%
2025	11,255	3,208	1,374	15,837	4.2%
2026	17,578	1,337	—	18,915	5.0%
2027	39,993	—	—	39,993	10.5%
2028	15,177	6,834	3,210	25,221	6.6%
2029	57,289	5,928	5,842	69,059	18.1%
2030	13,035	—	3,035	16,070	4.2%
2031	89,202	5,504	1,119	95,825	25.2%
Thereafter	5,142	20,161	38,330	63,633	16.7%

Total Annualized Revenues	$276,832	$51,156	$52,910	$380,898	100.0%
We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Investments” in Part I, Item 1.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2021	2020	2019
Skilled Nursing/Transitional Care	71.4%	77.3%	82.1%
Senior Housing - Leased	78.1%	83.1%	87.0%
Specialty Hospitals and Other	83.2%	75.3%	71.0%
Senior Housing - Managed	79.4%	80.0%	87.7%

(1)    Occupancy percentage represents the facilities’ average operating occupancy for the period indicated and is calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy percentage includes only facilities owned by Sabra as of the end of the respective period for the duration that such facilities were classified as stabilized facilities and excludes facilities for which data is not available or meaningful. Occupancy is only included in periods subsequent to our acquisition and is presented for the trailing twelve month period and one quarter in arrears, except for Senior Housing - Managed, which is presented for the period indicated on a trailing three month basis. All facility financial performance information was provided by, or derived solely from information provided by, operators/tenants without independent verification by us.
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
See “Business—Portfolio of Healthcare Investments” in Part I, Item 1 for further discussion regarding the ownership of our properties and the types of healthcare facilities that comprise our properties.
Secured Indebtedness
As of December 31, 2021 and 2020, 11 and 13 of our properties held for investment were subject to secured indebtedness to third parties, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2021 and 2020, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2021	2020	2021	2020	Maturity Date
Fixed Rate	$67,602	$80,199	3.42%	3.39%	April 2022 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million and $1.1 million as of December 31, 2021 and 2020, respectively.
(2)    Weighted average effective interest rate includes private mortgage insurance.
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
At February 15, 2022, we had approximately 4,604 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2021 or issue any shares of our common stock in a transaction that was not registered under the Securities Act of 1933.
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
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock per share:

	Year Ended December 31,
Common Stock	2021	2020	2019
Non-qualified ordinary dividends	$0.6250	$1.0247	$0.9098
Qualified ordinary dividends	—	0.0155	0.0367
Long-term capital gains	—	—	—
Unrecaptured Section 1250	—	—	—
Non-dividend distributions	0.5750	0.3098	0.8535
	$1.2000	$1.3500	$1.8000

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2021.
Our Annual Report on Form 10-K for the year ended December 31, 2020 included a comparison of the five-year cumulative total stockholder return of our common stock with the SNL US REIT Healthcare Index. The SNL US REIT Healthcare Index was discontinued as of August 1, 2021. The Company has chosen to replace it with the Nareit Health Care Property Sector Total Return Index.
The graph below assumes that $100 was invested at the close of market on December 30, 2016 in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the Nareit Health Care Property Sector Total Return Index and (iv) the SNL US REIT Healthcare Index (through August 1, 2021) and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$280.00
$230.00
$180.00
$130.00
$80.00
$30.00
12/30/16
12/30/17
12/30/18
12/30/19
12/30/20
12/30/21
SBRA
NAREIT Health Care
NASDAQ
SNL

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document as filed.

ITEM 6. RESERVED

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
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Critical Accounting Policies and Estimates
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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility and assisted living community tenants has been partially mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. From the beginning of the pandemic through December 31, 2021, we have agreed to temporary pandemic-related rent deferrals for six tenants of two to nine months of rent totaling $3.4 million, of which $0.3 million has been repaid. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations, particularly if state and federal assistance is reduced or eliminated. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges. In addition, we have drawn on an $11.9 million letter of credit to fund rent for September through November 2021 and a portion of December 2021 due from our tenant, the Avamere Family of Companies (“Avamere”). See Note 4, “Investment in Real Estate Properties,” in the Notes to Consolidated Financial Statements for additional information regarding Avamere, including with respect to our write-off of $25.2 million of straight-line rent receivable balances and the acceleration of amortization of the remaining $18.6 million above-market lease intangible associated with the lease during the year ended December 31, 2021, and the reduction of Avamere’s annual base rent to $30.7 million from $44.1 million effective February 1, 2022.

•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, the assistance received or expected to be received by eligible assisted living operators will partially mitigate the negative impact of COVID-19 on our Senior Housing - Managed portfolio. During the year ended December 31, 2021, we recognized government grants under the CARES Act and other programs of $0.5 million in resident fees and services. Prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
Our financial results as of and for the year ended December 31, 2021 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.
Impairment of Investment in Unconsolidated Joint Venture
We have a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. During the second quarter of 2021, TPG reached out to Sabra to explore our acquiring TPG’s 51% interest in the Enlivant Joint Venture. The parties were not able to reach mutually acceptable terms for a transaction, in part due to modifications requested by TPG in the Enlivant management fee structure. At that time, TPG informed Sabra of its intent to re-evaluate its plans with respect to the management company. Furthermore, decreased occupancy and revenues and increased operating costs during the COVID-19 pandemic have had a significant negative impact on the financial performance of the Enlivant Joint Venture. As a result, we re-evaluated our plans with respect to the Enlivant Joint Venture and determined that we would no longer seek to acquire TPG’s majority interest in the Enlivant Joint Venture and that we expect to sell our 49% equity interest should TPG secure a buyer for the portfolio sometime in the future. In connection with this re-evaluation and our eventual intent to exit our 49% stake, we revisited our estimate of the fair value of our investment in the Enlivant Joint Venture and believe that it has declined below our investment basis. We also believe that, given our intent to sell the portfolio, it is unlikely that we will hold our investment for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and we recorded an impairment charge for the amount that the carrying value exceeded the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. This impairment is included in loss from unconsolidated joint venture on the accompanying consolidated statements of (loss) income. The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require us to recognize an additional impairment charge in the future with respect to this investment. See Note 4, “Investment in Real Estate Properties,” in the Notes to Consolidated Financial Statements for additional information regarding this impairment.
Acquisitions
During the year ended December 31, 2021, we acquired two Senior Housing - Managed communities, one Senior Housing - Leased community, two addiction treatment centers and one skilled nursing/transitional care facility for an aggregate $99.4 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2021, we completed the sale of 16 facilities for aggregate consideration, net of closing costs, of $103.4 million. The net carrying value of the assets and liabilities of these facilities was $92.1 million, which resulted in an aggregate $11.3 million net gain on sale.
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

Senior Unsecured Notes
On September 30, 2021, we completed an underwritten public offering of $800.0 million aggregate principal amount of 3.20% senior unsecured notes due 2031, and on October 7, 2021, we redeemed all $300.0 million aggregate principal amount outstanding of the 4.80% senior unsecured notes due 2024. See “—Liquidity and Capital Resources.”
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
Critical Accounting Policies and Estimates
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
Variable Interest Entities
U.S. generally accepted accounting principles (“GAAP”) requires us to identify entities for which control is achieved through voting rights or other means and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. If we were determined to be the primary beneficiary of the VIE, we would consolidate investments in the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
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

Real Estate Investments and Rental Revenue Recognition
Real Estate Acquisition Valuation
All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by us (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis. Tangible assets consist primarily of land, building and improvements. Identifiable intangible assets primarily consist of the above market component of in-place leases, tenant origination and absorption costs and tenant relationship intangibles, and identifiable intangible liabilities primarily consist of the below market component of in-place leases. Acquisition costs associated with real estate acquisitions deemed asset acquisitions are capitalized, and costs associated with real estate acquisitions deemed business combinations are expensed as incurred.
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
Impairment of Real Estate Investments
We regularly monitor events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of our real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential undiscounted future cash flows. In these instances, the undiscounted future cash flows models used to assess recoverability are based on several assumptions and are probability-weighted based on our best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. When discounted cash flow is used to determine fair value, a discount rate assumption is also used. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We determine estimated fair value based primarily upon (i) estimated sale prices from signed contracts or letters of intent from third-party offers, (ii) discounted cash flow models of the investment over its remaining hold period, (iii) third-party appraisals and (iv) recent sales data for comparable properties.
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
Investment in Unconsolidated Joint Venture
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, our share of the investee’s earnings or losses is included in our consolidated statements of (loss) income. The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between our cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of earnings of the joint venture. In addition, distributions received from unconsolidated entities are classified based on the nature of the activity or activities that generated the distribution.
We regularly monitor events and changes in circumstances, including investment operating performance, changes in anticipated holding period and general market conditions, that could indicate that the carrying amounts of our equity method investments may be impaired. An equity method investment’s value is impaired when the fair value of the investment is less than its carrying value and we determine the decline in value is other-than-temporary. The fair value is estimated based on discounted cash flows models that include all estimated cash inflows and outflows and any estimated debt premiums or discounts. The discounted cash flows are based on several assumptions including management fee, absorption period, terminal capitalization rates, revenue and expense per bed, stabilized occupancy, stabilized operating margin, price per bed and discount rates. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If we believe that there is an other-than-temporary decline in the value of an equity method investment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of such equity method investment.
Loans Receivable, Sales-Type Lease and Credit Losses
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
On a quarterly basis, we evaluate the collectability of our interest income receivable and establish a reserve for amounts not expected to be collected. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of (loss) income and is decreased by charge-offs to specific receivables.
Sales-Type Lease
Our investment in sales-type leases is reflected on the accompanying consolidated balance sheets as the present value of total rental payments, plus estimated purchase price, less unearned lease income. Selling profit or loss is recorded upon classification as a sales-type lease, and unearned income is amortized over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured.
Credit Losses
On a quarterly basis, we evaluate the collectability of our loan portfolio and sales-type lease, including the portion of unfunded loan commitments expected to be funded, and establish an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of (loss) income and is decreased by charge-offs to specific loans.
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
As a result of certain investments, we record income tax expense or benefit with respect to certain of our entities that are taxed as taxable REIT subsidiaries under provisions similar to those applicable to regular corporations and not under the REIT provisions.
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
Results of Operations
As of December 31, 2021, our investment portfolio consisted of 416 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, eight preferred equity investments and one investment in an unconsolidated joint venture. As of December 31, 2020, our investment portfolio consisted of 426 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, six preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
A discussion of our results of operations for the year ended December 31, 2019 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2020 and 2019” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Comparison of results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2021	2020
Revenues:
Rental and related revenues	$396,716	$430,584	$(33,868)	(8)%	$(2,308)	$(31,560)
Interest and other income	17,317	11,940	5,377	45%	6,099	(722)
Resident fees and services	155,512	156,045	(533)	—%	8,134	(8,667)
Expenses:
Depreciation and amortization	178,991	176,737	2,254	1%	693	1,561
Interest	98,632	100,424	(1,792)	(2)%	(556)	(1,236)
Triple-net portfolio operating expenses	20,221	20,590	(369)	(2)%	(266)	(103)
Senior housing - managed portfolio operating expenses	120,980	110,963	10,017	9%	5,704	4,313
General and administrative	34,669	32,755	1,914	6%	—	1,914
Provision for loan losses and other reserves	3,935	1,855	2,080	112%	2,113	(33)
Impairment of real estate	9,499	4,003	5,496	137%	(3,508)	9,004
Other (expense) income:
Loss on extinguishment of debt	(34,622)	(531)	(34,091)	6,420%	(380)	(33,711)
Other income	373	2,154	(1,781)	(83)%	—	(1,781)
Net gain on sales of real estate	12,301	2,861	9,440	330%	9,440	—
Loss from unconsolidated joint venture	(192,081)	(16,599)	(175,482)	1,057%	4,039	(179,521)
Income tax expense	(1,845)	(710)	(1,135)	160%	—	(1,135)
(1)    Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of investments/dispositions made after January 1, 2020.
(2)    Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 that is not a direct result of investments/dispositions made after January 1, 2020.
Rental and Related Revenues
During the year ended December 31, 2021, we recognized $396.7 million of rental income compared to $430.6 million for the year ended December 31, 2020. The $33.9 million net decrease in rental income is related to (i) a $30.7 million net decrease related to leases that we concluded should no longer be accounted for on an accrual basis, (ii) a $3.8 million decrease related to lease intangibles that have been fully amortized, (iii) a $3.8 million decrease from properties disposed of after January 1, 2020 and (iv) a $1.8 million decrease due to transitioning 11 facilities to new operators. The $30.7 million net decrease related to leases that we concluded should no longer be accounted for on an accrual basis includes a write-off of $25.2 million of straight-line rent receivable balances and the acceleration of amortization of the remaining $18.6 million above-market lease intangible associated with Avamere, whose lease will be amended and restated, during the year ended December 31, 2021, a $4.0 million decrease in earned cash rents, and a $2.4 million decrease in operating expense recoveries, partially offset by a net $18.7 million decrease in non-cash rental revenue write-offs recognized during the year ended December 31, 2020 primarily related to leases we concluded should no longer be accounted for on an accrual basis. These decreases are offset by (i) a $3.2 million increase due to incremental revenue related to capital expenditures and (ii) a $1.4 million increase from properties acquired after January 1, 2020. See Note 4, “Investment in Real Estate Properties” in the Notes to Consolidated Financial Statements for additional information regarding Avamere.
Our reported rental and related revenues may be subject to increased variability in the future as a result of adopting Topic 842. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2021 and 2020.
Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the year ended December 31, 2021, we recognized $17.3 million of interest and other income compared to $11.9 million for the year ended December 31, 2020. The net increase of $5.4 million is primarily due to a $6.2 million increase in income from investments made after January 1, 2020, partially offset by a $0.3 million decrease in lease termination income related to the transition of a specialty hospital to a new operator during the year ended December 31, 2020 and a $0.1 million decrease in income from investments repaid after January 1, 2020.
Resident Fees and Services
During the year ended December 31, 2021, we recognized $155.5 million of resident fees and services compared to $156.0 million for the year ended December 31, 2020. The $0.5 million net decrease is primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic and a $1.6 million decrease in government grant income, partially offset by a $7.8 million increase in resident fees and services and a $0.3 million increase in grant income from three Senior Housing - Managed communities acquired after January 1, 2020. Included in resident fees and services is $0.5 million and $1.8 million of government grant income recognized during the years ended December 31, 2021 and 2020, respectively.
Depreciation and Amortization
During the year ended December 31, 2021, we incurred $179.0 million of depreciation and amortization expense compared to $176.7 million for the year ended December 31, 2020. The $2.3 million net increase is due to (i) a $3.9 million increase from additions to real estate and (ii) a $2.7 million increase from properties acquired after January 1, 2020. The increases are partially offset by (i) a $2.0 million decrease from properties disposed of after January 1, 2020 and (ii) a $2.5 million decrease related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2021, we incurred $98.6 million of interest expense compared to $100.4 million for the year ended December 31, 2020. The $1.8 million net decrease is related to (i) a $4.6 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement and decrease in interest rates, (ii) a $3.6 million decrease in interest expense related to the redemption of all $300.0 million of 4.80% senior unsecured notes due 2024 (the “2024 Notes”) in October 2021 and (iii) a $0.6 million decrease in interest expense related to a decrease in our mortgage debt as a result of sales of the facilities securing the mortgage debt during 2020 and 2021. These decreases were partially offset by a $6.9 million increase in interest expense related to the issuance of the 2031 Notes (as defined below).

Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2021, we recognized $20.2 million of triple-net portfolio operating expenses compared to $20.6 million for the year ended December 31, 2020. The $0.4 million net decrease is primarily due to properties disposed of after January 1, 2020 and adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2021, we recognized $121.0 million of operating expenses compared to $111.0 million for the year ended December 31, 2020. The $10.0 million net increase is due to (i) a $5.7 million increase related to three Senior Housing - Managed communities acquired after January 1, 2020, (ii) a $1.7 million increase in employee compensation due to increased labor rates, (iii) a $1.1 million increase in insurance expense due to a higher number of claims and an increase in premiums, (iv) a $1.0 million increase in expenses due to increased marketing activity and (v) a $0.9 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased, partially offset by a $0.7 million decrease in supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the year ended December 31, 2021, general and administrative expenses were $34.7 million compared to $32.8 million during the year ended December 31, 2020. The $1.9 million net increase is related to (i) a $1.0 million increase in compensation for our team members as a result of increased staffing, (ii) a $0.8 million increase in insurance expense due to an increase in premiums and (iii) a $0.3 million increase in employee related travel, partially offset by a $0.6 million decrease in professional and legal fees due to a decrease in transaction activity.
Provision for Loan Losses and Other Reserves
During the years ended December 31, 2021 and 2020, we recognized a $3.9 million and $1.9 million provision for loan losses and other reserves, respectively. The $2.1 million increase is primarily due to the increase in our loans receivable investments balance.
Impairment of Real Estate
During the year ended December 31, 2021, we recognized $9.5 million of impairment of real estate related to two skilled nursing/transitional care facilities and one senior housing community, all but one of which were sold in 2021. During the year ended December 31, 2020, we recognized $4.0 million of impairment of real estate related to one skilled nursing/transitional care facility and three senior housing communities that were subsequently sold. See Note 5, “Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Loss on Extinguishment of Debt
During the year ended December 31, 2021, we recognized a $34.6 million loss on extinguishment of debt, consisting of (i) $32.7 million in connection with the redemption of the 2024 Notes, including $30.2 million in payments made to noteholders and legal fees for early redemption and $2.5 million of write-offs associated with unamortized deferred financing and premium costs, (ii) $1.8 million related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans and (iii) $0.1 million related to write-offs of deferred financing costs in connection with the sale of two facilities that secured one mortgage note. During the year ended December 31, 2020, we recognized a $0.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sale of three facilities that secured three mortgage notes.
Other Income
During the years ended December 31, 2021 and 2020, we recognized $0.4 million and $2.2 million, respectively, of other income primarily related to settlement payments received related to legacy CCP investments.
Net Gain on Sales of Real Estate
During the year ended December 31, 2021, we recognized an aggregate net gain on the sales of real estate of $12.3 million. The $12.3 million includes (i) an aggregate $11.3 million net gain on sales of real estate related to the disposition of eight skilled nursing/transitional care facilities, six senior housing communities and two specialty hospitals and (ii) a $1.0 million gain on sale of real estate due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease. This reassessment required the recognition of the gain on sale prior to the actual sale to our tenant. During the year ended December 31, 2020, we recognized an aggregate net gain on the sales of real estate of $2.9 million related to the disposition of eight skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the year ended December 31, 2021, we recognized $192.1 million of loss from the Enlivant Joint Venture compared to $16.6 million of loss for the year ended December 31, 2020. The $175.5 million net increase in the loss is related to (i) a $164.1 million other-than-temporary impairment recorded during the three months ended June 30, 2021 (see Note 4, “Investment in Real Estate Properties” in the Notes to Consolidated Financial Statements for additional information regarding the impairment), (ii) a $15.3 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of December 31, 2021, (iii) a $5.9 million decrease in revenue from the facilities owned by the Enlivant Joint Venture as of December 31, 2021, primarily due to the impact of decreased occupancy as a result of the COVID-19 pandemic, (iv) a $4.5 million impairment of real estate, including basis difference, recorded during the current year related to four senior housing communities and (v) a $3.5 million decrease in government grant income. The $15.3 million increase in operating expenses consists of (i) $9.8 million in support payments paid to the manager of the Enlivant Joint Venture during the current year, (ii) a $3.8 million increase related to employee compensation due to increased labor rates, (iii) a $1.1 million increase in insurance expense due to higher number of claims and increase in premiums, (iv) a $0.8 million increase in marketing expense due to increased marketing activity, and (v) a $0.5 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased, partially offset by a $0.7 million decrease in dining related expenses due to decreased occupancy. The decreases are partially offset by (i) a $6.6 million net adjustment in our basis difference recorded in the prior year due to the disposition of 14 senior housing communities and depreciation adjustments, (ii) a $6.6 million increase in deferred income tax benefit due to lower taxable income, (iii) a $2.4 million decrease in interest expense due to a decrease in interest rates and (iv) a $2.2 million decrease in basis difference depreciation due to the impairment recorded during the three months ended June 30, 2021.
Income Tax Expense
During the years ended December 31, 2021 and 2020, we recognized $1.8 million and $0.7 million, respectively, of income tax expense. The decrease is due to higher taxable income from our Senior Housing - Managed portfolio.
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
The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2021, 2020 and 2019, to net income attributable to common stockholders, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to common stockholders	$(113,256)	$138,417	$68,996
Depreciation and amortization of real estate assets	178,991	176,737	181,549
Depreciation and amortization of real estate assets related to noncontrolling interest	—	—	(93)
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint venture	26,129	26,949	21,649
Net gain on sales of real estate	(12,301)	(2,861)	(2,300)
Net loss on sales of real estate related to unconsolidated joint venture	33	3,281	1,690
Impairment of real estate	9,499	4,003	121,819
Other-than-temporary impairment of unconsolidated joint venture	164,126	—	—

FFO attributable to common stockholders	253,221	346,526	393,310

Stock-based compensation expense	7,914	7,907	9,819
Non-cash rental and related revenues	25,823	(4,458)	(19,449)
Non-cash interest income	(1,988)	(2,351)	(2,212)
Non-cash interest expense	8,368	8,418	10,080
Non-cash portion of loss on extinguishment of debt	4,426	531	5,838
Provision for loan losses and other reserves	3,935	1,855	1,238
Non-cash lease termination income	—	—	(10,579)
Other non-cash adjustments related to unconsolidated joint venture	(5,051)	1,913	4,135
Other non-cash adjustments	492	825	595

AFFO attributable to common stockholders	$297,140	$361,166	$392,775

FFO attributable to common stockholders per diluted common share	$1.15	$1.67	$2.09

AFFO attributable to common stockholders per diluted common share	$1.35	$1.74	$2.08

Weighted average number of common shares outstanding, diluted:
FFO attributable to common stockholders	220,102,563	207,252,830	188,127,092

AFFO attributable to common stockholders	220,526,512	208,039,530	188,775,872

The following table sets forth additional information related to certain other items included in net (loss) income attributable to common stockholders above, and the portions of each that are included in FFO and AFFO attributable to common stockholders, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	Net (Loss) Income			FFO			AFFO
Rental and related revenues:
Reduction of revenues related to non-cash receivable balances / lease intangible amortization acceleration	$44.0	$20.8	$7.4	$44.0	$20.8	$7.4	$—	$—	$—
Resident fees and services:
Grant income under government programs (1)	0.5	1.8	—	0.5	1.8	—	0.5	1.8	—
Interest and other income:
Lease termination income	—	0.3	67.8	—	0.3	67.8	—	0.3	57.2
Interest expense:
Incremental interest expense related to the redemption of the 2024, 2021 and 2023 Notes	0.3	—	1.6	0.3	—	1.6	0.3	—	1.6
Senior housing - managed portfolio operating expenses:
COVID-19 pandemic related expenses (2)	3.5	4.3	—	3.5	4.3	—	3.5	4.3	—
Provision for doubtful accounts	3.9	1.9	1.2	3.9	1.9	1.2	—	—	—
Loss on extinguishment of debt	34.6	0.5	16.3	34.6	0.5	16.3	30.2	—	10.5
Other income	0.4	2.2	2.1	0.4	2.2	2.1	0.4	2.3	2.1
Loss from unconsolidated joint venture:
Grant income under government programs (1)	—	3.5	—	—	3.5	—	—	3.5	—
Deferred income tax (benefit) expense	(6.0)	0.5	2.3	(6.0)	0.5	2.3	—	—	—
COVID-19 pandemic related expenses (2)	6.4	6.1	—	6.4	6.1	—	6.4	6.1	—
Support payments paid to joint venture manager	9.8	—	—	9.8	—	—	9.8	—	—
Impairment of real estate	4.5	—	—	—	—	—	—	—	—
Other-than-temporary impairment of unconsolidated joint venture	164.1	—	—	—	—	—	—	—	—
(1)    Consists of funds specifically paid to communities in our Senior Housing - Managed portfolio from state or federal governments related to the pandemic and were incremental to the amounts that would have otherwise been received for providing care to residents.
(2)    Consists primarily of (i) PPE costs, (ii) incremental labor costs (including bonuses, hero pay and additional labor needed to implement new health and safety protocols) and (iii) incremental supply costs required to implement new health and safety protocols (e.g., disposable food containers and stronger disinfectants), in each case incurred by communities in our Senior Housing - Managed portfolio specifically as a result of the COVID-19 pandemic.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $112.0 million and available borrowings under our Revolving Credit Facility of $1.0 billion. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
On December 11, 2019, we established an at-the-market equity offering program (the “Prior ATM Program”), pursuant to which shares of our common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On August 6, 2021, we terminated the Prior ATM Program pursuant to our termination rights.

During the year ended December 31, 2021, we sold 2.2 million shares under the Prior ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million, before $0.6 million of commissions (excluding sales utilizing the forward feature of the Prior ATM Program, as described below).
Additionally, during the year ended December 31, 2021, we utilized the forward feature of the Prior ATM Program to allow for the sale of up to 6.8 million shares of our common stock at an initial weighted average price of $17.49 per share, net of commissions. During the year ended December 31, 2021, we settled all of the open forward positions under the Prior ATM Program by issuing 7.9 million shares (inclusive of the 6.8 million shares referenced in the immediately preceding sentence) at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million.
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
During the year ended December 31, 2021, we utilized the forward feature of the ATM Program to allow for the sale of up to 1.7 million shares of our common stock at an initial weighted average price of $14.56 per share, net of commissions, and we settled all of the open forward positions under the ATM Program by issuing 1.7 million shares at a weighted average net price of $14.23 per share, after commissions and fees, resulting in net proceeds of $24.2 million. No other shares were sold under the ATM Program during the year ended December 31, 2021.
As of December 31, 2021, we had $475.0 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
On September 30, 2021, the Operating Partnership issued the 2031 Notes (as defined below). The net proceeds were $782.2 million after deducting underwriting discounts and other offering expenses. The net proceeds were used to redeem all $300.0 million of the 2024 Notes, repay $345.0 million of our U.S. dollar Term Loans, and to fund a portion of the $290.0 million RCA Mortgage Loan. See “—Loan Agreements.”
On October 15, 2021, we completed an underwritten public offering of 7.8 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $112.6 million from the offering at a price of $14.40 per share. These proceeds were used to fund a portion of the RCA Mortgage Loan.
Our short-term liquidity requirements consist primarily of operating expenses, including our planned capital expenditures and funding commitments, interest expense, scheduled debt service payments under our loan agreements, dividend requirements, general and administrative expenses and other requirements described under “Material Cash Requirements” below. Based on our current assessment of the impact of the COVID-19 pandemic on our company, we believe that our available cash, operating cash flows and borrowings available to us under our Revolving Credit Facility provide sufficient funds for such requirements for the next twelve months. In addition, we do not believe that the restrictions under our Senior Notes Indentures (as defined below) or Credit Agreement significantly limit our ability to use our available liquidity for these purposes.
Our long-term liquidity requirements consist primarily of future investments in properties, including any improvements or renovations of current or newly-acquired properties, as well as scheduled debt maturities. We expect to meet these liquidity needs using the sources above as well as the proceeds from issuances of common stock (including through our ATM Program), preferred stock, debt or other securities, additional borrowings, including mortgage debt or a new or refinanced credit facility, and proceeds from the sale of properties. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and HUD, in appropriate circumstances in connection with acquisitions.
Cash Flows from Operating Activities
Net cash provided by operating activities was $356.4 million for the year ended December 31, 2021. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. In addition, operating cash flows for the year ended December 31, 2021 includes $3.0 million in net payments received in connection with terminating six forward starting interest rate swaps and five interest rate swaps. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity, anticipated future changes in our portfolio, fluctuations in collections from tenants and borrowers, and fluctuations in the operating results of our Senior Housing - Managed communities.

Cash Flows from Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $336.2 million and included $290.0 million used to originate a loan receivable investment, $99.4 million used for the acquisition of six facilities, $42.7 million used for additions to real estate and $9.1 million used to provide funding for a preferred equity investment, partially offset by $100.7 million in net sales proceeds related to dispositions, $2.9 million in repayments of loans receivable and $1.3 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $30.1 million and included $791.5 million of gross proceeds from the issuance of the 2031 Notes and $308.7 million of net proceeds from shares sold through an underwritten public offering, our Prior ATM Program and our ATM Program, net of payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, partially offset by $455.0 million of principal repayments on term loans, redemption of $300.0 million aggregate principal amount of outstanding 2024 Notes, $262.9 million of dividends paid to stockholders, $30.2 million of payments related to extinguishment of debt, $12.7 million of principal repayments on secured debt and $9.3 million of payments of deferred financing costs.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of December 31, 2021 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $2.9 million and deferred financing costs, net of $13.6 million as of December 31, 2021.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2021, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Pursuant to a fifth amended and restated credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto effective on September 9, 2019 (the “Credit Agreement”), we have a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), $500.0 million in U.S. dollar term loans, a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”) and an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2021, we were in compliance with all applicable covenants under the Credit Agreement.

Secured Indebtedness. As of December 31, 2021, 11 of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$67,602	3.04%	April 2022 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of December 31, 2021.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of December 31, 2021, LIBOR (as defined below) and CDOR (as defined below) rates as of December 31, 2021, and including the impact of interest rate swaps and collars are $93.1 million in 2022, $85.9 million in 2023, $80.2 million in 2024, $72.0 million in 2025, $72.0 million in 2026 and $184.7 million thereafter.
Capital Expenditures and Funding Commitments. For the years ended December 31, 2021 and 2020 and 2019, our aggregate capital expenditures were $42.7 million, $47.4 million and $25.5 million, respectively. As of December 31, 2021, our aggregate commitment for future capital expenditures was approximately $117 million. These commitments are principally for improvements to our facilities and we do not expect those commitments to exceed $74 million for the next 12 months, of which we expect $43 million to directly result in incremental rental income.
In addition, as of December 31, 2021, we have committed to provide up to $63.0 million of future funding related to two preferred equity investments and two loans receivable investments with maturity dates ranging from April 2022 to November 2026.
Dividends. To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant.
We paid dividends of $262.9 million on our common stock during the year ended December 31, 2021. On February 1, 2022, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 28, 2022 to common stockholders of record as of February 11, 2022.
Subsidiary Issuer and Guarantor Financial Information. In connection with the Operating Partnership’s assumption of the 2026 Notes, we have fully and unconditionally guaranteed the 2026 Notes, subject to release under certain circumstances as described below. The 2029 Notes and 2031 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by us.
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
Pursuant to amendments to Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2021 and 2020 and aggregate summarized statement of loss information for the year ended December 31, 2021 is as follows (in thousands):

	As of December 31,
	2021	2020
Total assets	$117,755	$77,825
Total liabilities	2,287,485	2,276,418

	Year Ended December 31, 2021
Total revenues	$100
Total expenses	118,952
Net loss	(155,144)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 416 real estate properties held for investment as of December 31, 2021 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2021, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2021, 50.0% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 29, 2021, CMS released a final rule updating fiscal year 2022 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.2% over fiscal year 2021 (comprised of a market basket increase of 2.7% less a forecast error adjustment of 0.8% and a productivity adjustment of 0.7%). These figures do not incorporate the value-based purchasing reductions that are estimated to be $184.3 million in fiscal year 2022. No adjustments were made to the PDPM rate methodology in this year’s final rule. The new payment rates became effective on October 1, 2021.
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
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act provides for a $178 billion fund for eligible health care providers, which includes skilled nursing/transitional care operators, and as of September 1, 2020 also includes assisted living facility operators. Thus far, approximately $145 billion of such appropriated amount has been funded through three phases of general distributions, various targeted distributions and certain performance-based incentive payments, with $25.5 billion of additional funding now being made available to health care providers (comprised of a $17 billion “Phase 4” distribution from remaining allocated funds and $8.5 billion allocated to rural providers via the American Rescue Act passed on March 11, 2021). The CARES Act also includes (i) a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020, (ii) a deferral of the employer’s Social Security remittances through December 31, 2020, (iii) the establishment of the Paycheck Protection Program, a Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable, and (iv) accelerated and advance Medicare payments for certain providers, with deferred repayment obligations that are interest-free for up to 29 months.
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
HHS most recently extended the COVID-19 Public Health Emergency for another 90 days, effective January 16, 2022, which allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. Lastly, suspension of the Medicare sequestration is effective through March 31, 2022 after which a 1% payment adjustment will be in effect from April through June 2022, and the FMAP funding increase is effective through June 30, 2022.

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
Interest rate risk. As of December 31, 2021, our indebtedness included $1.8 billion aggregate principal amount of Senior Notes outstanding, $598.4 million in Term Loans and $67.6 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2021, we had $598.4 million of outstanding variable rate indebtedness and $1.0 billion available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of December 31, 2021, we had interest rate swaps that fix and interest rate collars that set a cap and floor for the London Interbank Offered Rate (“LIBOR”) portion of the interest rate for $436.3 million of LIBOR-based borrowings under the U.S. dollar Term Loans at a weighted average rate of 1.14% and interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $125.0 million at 1.10%.
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
As of December 31, 2021, the index underlying our variable rate debt was below 100 basis points. For the twelve months following December 31, 2021, and after giving effect to the impact of interest rate derivative instruments, a 100 basis point increase in the index would increase interest expense by $1.6 million, and a reduction of this index to zero would decrease interest expense by $0.1 million.
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $144.7 million and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2021, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2021, our cash flows would have decreased or increased, as applicable, by $0.1 million.
The table below summarizes the book values and the weighted-average interest rates of our indebtedness by type as of December 31, 2021, based on the maturity dates (dollars in thousands):

	Maturity
	2022	2023	2024	2025	2026	Thereafter	Total Book Value (1)	Total Fair Value
Secured Indebtedness	$17,479	$1,979	$2,034	$2,089	$2,147	$41,874	$67,602	$65,361
Weighted average effective interest rate	3.38%	3.36%	3.37%	3.38%	3.39%	3.59%	3.42%
Term Loans	$—	$—	$598,438	$—	$—	$—	$598,438	$598,438
Weighted average effective interest rate (2)	—	—	2.27%	—	—	—	2.27%
Senior Notes	$—	$—	$—	$—	$500,000	$1,250,000	$1,750,000	$1,808,781
Weighted average effective interest rate	—	—	—	—	4.77%	3.70%	4.01%
(1)    Total book value for secured indebtedness and Term Loans does not include deferred financing costs, net of $0.9 million and $4.2 million, respectively, as of December 31, 2021. Total book value for Senior Notes does not include discount, net of $2.9 million and deferred financing costs, net of $13.6 million as of December 31, 2021.
(2)    Term loans include $436.3 million subject to swap agreements that fix and collar agreements that set a cap and floor for LIBOR at a weighted average rate of 1.14%, and $98.4 million (CAD $125.0 million) subject to swap agreements that fix CDOR at 1.10%. Excluding these amounts, variable rate debt was 2.6% of total debt as of December 31, 2021.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.
(2)    Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-40	through	F-58	of this report:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2021
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2021
The Enlivant Joint Venture (as defined below) was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2021. As such, financial statements of the Enlivant Joint Venture are required to be filed as an amendment to this Annual Report on Form 10-K within 90 days after the end of Sabra's fiscal year. Accordingly, financial statements of the Enlivant Joint Venture as of December 31, 2021 are to be filed via an amendment to this Annual Report on Form 10-K on or before March 31, 2022.
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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on February 8, 2022).

4.1*	Description of Sabra Health Care REIT, Inc.’s Capital Stock.

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

4.3	Form of 3.90% senior note due 2029 (included in Exhibit 4.2.2).

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

4.5	Form of 5.125% senior note due 2026 (included in Exhibit 4.4.1).

4.6
Indenture, dated as of September 30, 2021, among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 30, 2021).

4.6.1
First Supplemental Indenture, dated September 30, 2021, among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 30, 2021).

4.7	Form of 3.200% senior note due 2031 (included in Exhibit 4.6.1).

4.8
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

10.3
Form of Indemnification Agreement entered into with each of the directors and officers of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 3, 2022).

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

Ex.	Description
10.6+
Employment Agreement, dated January 1, 2022, by and between Michael Costa and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 3, 2022).

10.7
Consulting Agreement, dated December 30, 2021, by and between Harold W. Andrews, Jr. and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 3, 2022).

10.8+
Sabra Health Care REIT, Inc. 2009 Performance Incentive Plan, effective April 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on June 21, 2017).

10.9.1+
Form of Notice and Terms and Conditions of Stock Unit Award (Time-Based Stock Units) (for Executive Officers), adopted December 2019 (incorporated by reference to Exhibit 10.8.1 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 24, 2020).

10.9.2+
Form of Notice and Terms and Conditions of Stock Unit Award (FFO Units) (for Executive Officers), adopted December 2019 (incorporated by reference to Exhibit 10.8.2 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 24, 2020).

10.9.3+
Form of Notice and Terms and Conditions of Stock Unit Award (TSR Units) (for Executive Officers), adopted December 2020 (incorporated by reference to Exhibit 10.8.3 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 22, 2021).

10.9.4+
Form of Notice and Terms and Conditions of Stock Unit Award (for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on November 1, 2017).

10.9.5+
Non-Employee Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.10.5 of the Registration Statement on Form S-4 (File No. 333-171820-26) filed by Sabra Health Care REIT, Inc. on January 21, 2011).

10.10+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective January 1, 2019 (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 25, 2019).

10.11
Equity Distribution Agreement, dated August 6, 2021, among the Company, the Sales Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 6, 2021).

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

22.1*	List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Ex.	Description

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY
    None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessments of Real Estate Investments

As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company’s real estate investments net carrying value was $5.2 billion as of December 31, 2021. Management regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. The undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management in (a) identifying events and changes in circumstances that are indicators of impairment related to the performance of the investment and market conditions and (b) developing the undiscounted future cash flows utilized in the recoverability assessment of real estate investments with potential impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (a) management’s identification of events or changes in circumstances related to the performance of the investment and market conditions and (b) management’s probability weightings and assumptions used in the undiscounted future cash flows related to market rent, revenue and expense growth rates, occupancy, holding period, market capitalization rates, and estimated market values based on analysis of recent sales data for comparable properties (collectively referred to as the “significant assumptions”).

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of investments in real estate properties, including controls over management’s (a) identification of events and changes in circumstances indicating that the carrying amounts of the real estate investments may not be recoverable and (b) recoverability assessment of real estate investments with potential impairment. These procedures also included, among others, (i) testing management's process for (a) identifying events and changes in circumstances that are indicators of impairment and (b) assessing the recoverability of the real estate investments with potential impairments, (ii) evaluating the appropriateness of the undiscounted cash flow models and probability weightings used in the recoverability assessment process, (iii) testing the completeness, accuracy, relevance and reliability of the underlying data used in the undiscounted cash flow models, (iv) evaluating the reasonableness of management’s assessment of events and changes in circumstances that are indicators of impairment related to performance of the investment and general market conditions indicating that the carrying amounts of its real estate investments may not be recoverable by considering the consistency with the current and past performance of the real estate investment and the consistency with external market and industry data, and (v) evaluating the reasonableness of the significant assumptions used in the undiscounted future cash flows of real estate investments with potential impairment by considering the consistency of the significant assumptions with the current and past performance of the real estate investments, the consistency with external market and industry data, and whether these significant assumptions were consistent with evidence obtained in other areas of the audit.

Impairment Assessments of the Investment in Unconsolidated Joint Venture

As described in Notes 2 and 4 to the consolidated financial statements, the carrying value of the Company’s investment in unconsolidated joint venture was $96.7 million as of December 31, 2021. Management regularly monitors events and changes in circumstances, including the investment operating performance, change in anticipated holding period and general market conditions, that could indicate that the carrying amount of its investment in the unconsolidated joint venture may be impaired. The investment in the unconsolidated joint venture is impaired when the fair value of the investment is less than its carrying value and management determines the decline in value is other-than-temporary. The fair value is estimated based on discounted cash flows models that include all estimated cash inflows and outflows and any estimated debt premiums or discounts. The discounted cash flows are based on several assumptions including management fee, absorption period, terminal capitalization rates, revenue and expense per bed, stabilized occupancy, stabilized operating margin, price per bed, and discount rates. If, based on this analysis, management believes that there is an other-than-temporary decline in the value of its investment in the unconsolidated joint venture, management would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its investment. During the year ended December 31, 2021, management determined that a $164.1 million other-than-temporary decline had occurred and an impairment charge was required.

The principal considerations for our determination that performing procedures relating to the impairment assessments of the investment in the unconsolidated joint venture is a critical audit matter are (i) the significant judgment by management in (a) identifying events and changes in circumstances that are indicators of impairment related to the investment operating performance, change in anticipated holding period and general market conditions and (b) developing the fair value of the investment in the unconsolidated joint venture with potential other-than-temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management’s identification of the events and changes in circumstances related to the investment operating performance, change in anticipated holding period and general market conditions and (b) management’s assumptions used to develop the fair value related to the management fee, absorption period, terminal capitalization rates, revenue and expense per bed, stabilized occupancy, stabilized operating margin, price per bed and discount rates (collectively referred to as the “significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of the investment in the unconsolidated joint venture including controls over management’s (a) identification of events and changes in circumstances indicating that the carrying amount of the investment may not be recoverable and (b) developing the fair value of the investment. These procedures also included, among others, (i) testing management's process for (a) identifying events and changes in circumstances that are indicators of impairment and (b) developing the fair value of the investment, (ii) evaluating the appropriateness of the discounted cash flow models used in developing the fair value of the investment, (iii) testing the completeness, accuracy, relevance and reliability of the underlying data used in the impairment assessment processes, (iv) evaluating the reasonableness of management’s assessment of the events and changes in circumstances that are indicators of impairment related to investment operating performance, change in anticipated holding period and general market conditions by considering the consistency with current and past performance of the investment and external market and industry data, and (v) evaluating the reasonableness of the significant assumptions used to develop the fair value by considering the consistency with current and past performance of the investment, the consistency with external market and industry data, and whether the significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of management’s discounted cash flow models and the reasonableness of the significant assumptions.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2022

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Real estate investments, net of accumulated depreciation of $831,324 and $681,657 as of December 31, 2021 and 2020, respectively	$5,162,884	$5,285,038
Loans receivable and other investments, net	399,086	102,839
Investment in unconsolidated joint venture	96,680	288,761
Cash and cash equivalents	111,996	59,076
Restricted cash	3,890	6,447
Lease intangible assets, net	54,063	82,796
Accounts receivable, prepaid expenses and other assets, net	138,108	160,646
Total assets	$5,966,707	$5,985,603

Liabilities
Secured debt, net	$66,663	$79,065
Term loans, net	594,246	1,044,916
Senior unsecured notes, net	1,733,566	1,248,393
Accounts payable and accrued liabilities	142,989	146,276
Lease intangible liabilities, net	49,713	57,725
Total liabilities	2,587,177	2,576,375

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 230,398,655 and 210,560,815 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,304	2,106
Additional paid-in capital	4,482,451	4,163,228
Cumulative distributions in excess of net income	(1,095,204)	(716,195)
Accumulated other comprehensive loss	(10,021)	(39,911)
Total equity	3,379,530	3,409,228
Total liabilities and equity	$5,966,707	$5,985,603
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental and related revenues (Note 4)	$396,716	$430,584	$452,138
Interest and other income	17,317	11,940	81,540
Resident fees and services	155,512	156,045	128,058

Total revenues	569,545	598,569	661,736

Expenses:
Depreciation and amortization	178,991	176,737	181,549
Interest	98,632	100,424	126,610
Triple-net portfolio operating expenses	20,221	20,590	22,215
Senior housing - managed portfolio operating expenses	120,980	110,963	86,257
General and administrative	34,669	32,755	30,886
Provision for loan losses and other reserves	3,935	1,855	1,238
Impairment of real estate	9,499	4,003	121,819

Total expenses	466,927	447,327	570,574

Other (expense) income:
Loss on extinguishment of debt	(34,622)	(531)	(16,340)
Other income	373	2,154	2,094
Net gain on sales of real estate	12,301	2,861	2,300

Total other (expense) income	(21,948)	4,484	(11,946)

Income before loss from unconsolidated joint venture and income tax expense	80,670	155,726	79,216

Loss from unconsolidated joint venture	(192,081)	(16,599)	(6,796)
Income tax expense	(1,845)	(710)	(3,402)

Net (loss) income	(113,256)	138,417	69,018

Net income attributable to noncontrolling interest	—	—	(22)

Net (loss) income attributable to common stockholders	$(113,256)	$138,417	$68,996

Net (loss) income attributable to common stockholders, per:

Basic common share	$(0.52)	$0.67	$0.37

Diluted common share	$(0.52)	$0.67	$0.37

Weighted-average number of common shares outstanding, basic	219,073,027	206,223,503	187,172,210

Weighted-average number of common shares outstanding, diluted	219,073,027	207,252,830	188,127,092
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except footnote data)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(113,256)	$138,417	$69,018
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(142)	(315)	679
Unrealized gain (loss) on cash flow hedges (1)	30,032	(27,208)	(25,368)

Total other comprehensive income (loss)	29,890	(27,523)	(24,689)

Comprehensive (loss) income	(83,366)	110,894	44,329

Comprehensive income attributable to noncontrolling interest	—	—	(22)

Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(83,366)	$110,894	$44,307
(1)    Amounts are net of income tax benefit of $106,000, $138,000 and $49,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	178,306,528	$1,783	$3,507,925	$(271,595)	$12,301	$3,250,414	$4,333	$3,254,747
Cumulative effect of Topic 842 adoption	—	—	—	(32,502)	—	(32,502)	—	(32,502)
Net income	—	—	—	68,996	—	68,996	22	69,018
Other comprehensive loss	—	—	—	—	(24,689)	(24,689)	—	(24,689)
Buyout of noncontrolling interest	—	—	4,039	—	—	4,039	(4,039)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(316)	(316)
Amortization of stock-based compensation	—	—	12,567	—	—	12,567	—	12,567
Common stock issuance, net	26,901,490	269	547,548	—	—	547,817	—	547,817
Common dividends ($1.80 per share)	—	—	—	(338,182)	—	(338,182)	—	(338,182)
Balance, December 31, 2019	205,208,018	2,052	4,072,079	(573,283)	(12,388)	3,488,460	—	3,488,460

Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)	—	(167)
Net income	—	—	—	138,417	—	138,417	—	138,417
Other comprehensive loss	—	—	—	—	(27,523)	(27,523)	—	(27,523)
Amortization of stock-based compensation	—	—	10,769	—	—	10,769	—	10,769
Common stock issuance, net	5,352,797	54	80,380	—	—	80,434	—	80,434
Common dividends ($1.35 per share)	—	—	—	(281,162)	—	(281,162)	—	(281,162)
Balance, December 31, 2020	210,560,815	2,106	4,163,228	(716,195)	(39,911)	3,409,228	—	3,409,228

Net loss	—	—	—	(113,256)	—	(113,256)	—	(113,256)
Other comprehensive income	—	—	—	—	29,890	29,890	—	29,890
Amortization of stock-based compensation	—	—	10,748	—	—	10,748	—	10,748
Common stock issuance, net	19,837,840	198	308,475	—	—	308,673	—	308,673
Common dividends ($1.20 per share)	—	—	—	(265,753)	—	(265,753)	—	(265,753)
Balance, December 31, 2021	230,398,655	$2,304	$4,482,451	$(1,095,204)	$(10,021)	$3,379,530	$—	$3,379,530
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(113,256)	$138,417	$69,018
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178,991	176,737	181,549
Non-cash rental and related revenues	25,823	(4,458)	(19,449)
Non-cash interest income	(1,988)	(2,351)	(2,212)
Non-cash interest expense	8,368	8,418	10,080
Stock-based compensation expense	7,914	7,907	9,819
Non-cash lease termination income	—	—	(10,579)
Loss on extinguishment of debt	34,622	531	16,340
Provision for loan losses and other reserves	3,935	1,855	1,238
Net gain on sales of real estate	(12,301)	(2,861)	(2,300)
Impairment of real estate	9,499	4,003	121,819
Other-than-temporary impairment of unconsolidated joint venture	164,126	—	—
Loss from unconsolidated joint venture	27,955	16,599	6,796
Distributions of earnings from unconsolidated joint venture	—	12,795	13,865
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	8,223	(6,398)	(9,639)
Accounts payable and accrued liabilities	14,479	3,658	(13,870)
Net cash provided by operating activities	356,390	354,852	372,475
Cash flows from investing activities:
Acquisition of real estate	(99,448)	(92,945)	(51,136)
Origination and fundings of loans receivable	(290,000)	(1,651)	(13,065)
Origination and fundings of preferred equity investments	(9,061)	(20,069)	—
Additions to real estate	(42,651)	(47,354)	(25,451)
Repayments of loans receivable	2,949	4,093	18,367
Repayments of preferred equity investments	1,292	3,419	5,079
Net proceeds from the sales of real estate	100,723	16,751	329,050
Distributions in excess of earnings from unconsolidated joint venture	—	1,305	—
Net cash (used in) provided by investing activities	(336,196)	(136,451)	262,844
Cash flows from financing activities:
Net repayments of revolving credit facility	—	—	(624,000)
Proceeds from issuance of senior unsecured notes	791,520	—	638,779
Principal payments on senior unsecured notes	(300,000)	—	(700,000)
Principal payments on term loans	(455,000)	—	(145,000)
Principal payments on secured debt	(12,661)	(3,072)	(3,436)
Payments of deferred financing costs	(9,317)	(830)	(15,598)
Payments related to extinguishment of debt	(30,196)	—	(10,502)
Distributions to noncontrolling interest	—	—	(316)
Issuance of common stock, net	308,713	80,092	549,328
Dividends paid on common stock	(262,919)	(278,299)	(335,435)
Net cash provided by (used in) financing activities	30,140	(202,109)	(646,180)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,334	16,292	(10,861)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	29	88	346
Cash, cash equivalents and restricted cash, beginning of period	65,523	49,143	59,658
Cash, cash equivalents and restricted cash, end of period	$115,886	$65,523	$49,143
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$85,464	$92,589	$123,854
Income taxes paid	$1,839	$2,439	$3,911
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$20,731	$—
Secured debt assumed by buyer in connection with sale of real estate	$—	$31,830	$—
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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility and assisted living community tenants has been partially mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7), although these benefits on an individual tenant basis vary and may not provide enough relief to meet their rental obligations to the Company. From the beginning of the pandemic through December 31, 2021, the Company has agreed to temporary pandemic-related rent deferrals for six tenants of two to nine months of rent totaling $3.4 million, of which $0.3 million has been repaid. In addition, the Company has drawn $11.9 million from a tenant’s letter of credit to fund rent for September through November 2021 and a portion of December 2021 due from its tenant, the Avamere Family of Companies (“Avamere”) (see the related discussion in Note 4, “Investment in Real Estate Properties”). However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations, particularly if state and federal assistance is reduced or eliminated. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within the Company’s Senior Housing - Managed portfolio, which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. As noted above, the assistance received or expected to be received by eligible assisted living operators will partially mitigate the negative impact of COVID-19 on the Company’s Senior Housing - Managed portfolio. During the year ended December 31, 2021, the Company recognized government grants of $0.5 million in resident fees and services. Prolonged deterioration in the operating results for the Company’s investments in its Senior Housing - Managed portfolio could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

•See Note 4, “Investment in Real Estate Properties,” for discussion of the impact on the Company’s investment in unconsolidated joint venture.
The Company’s financial results as of and for the year ended December 31, 2021 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2021, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2021 and 2020, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2021, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of (loss) income. Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of (loss) income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 15 to 20 years; buildings and building improvements, five to 45 years; and furniture and equipment, three to 10 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods of up to 25 years.
Impairment of Real Estate Investments
The Company regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential undiscounted future cash flows. In these instances, the undiscounted future cash flows models used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. When discounted cash flow is used to determine fair value, a discount rate assumption is also used. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company determines estimated fair value based primarily upon (i) estimated sale prices from signed contracts or letters of intent from third-party offers, (ii) discounted cash flow models of the investment over its remaining hold period, (iii) third-party appraisals and (iv) recent sales data for comparable properties.

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
Government Grants
By analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, government assistance provided to the Company in the form of an income grant, which is not related to long-lived assets and is not required to be repaid, is recognized as grant income when there is reasonable assurance that the grant will be received and the Company will comply with any conditions associated with the grant. Additionally, grants are recognized over the periods in which the Company recognizes the qualifying expenses and/or lost income for which the grants are intended to compensate. As of December 31, 2021 and 2020, the amount of qualifying expenditures exceeded amounts recognized under the CARES Act and other programs, and the Company had complied with all grant conditions. Accordingly, during the years ended December 31, 2021 and 2020, the Company recognized $0.5 million and $1.8 million, respectively, of grants in resident fees and services, and during the year ended December 31, 2020, the Company recognized $3.5 million of grants in loss from unconsolidated joint venture in the accompanying consolidated statements of (loss) income.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2021 and 2020, the Company did not have any assets held for sale.
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

Investment in Unconsolidated Joint Venture
The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated statements of (loss) income. The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between the Company’s cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture. In addition, distributions received from unconsolidated entities are classified based on the nature of the activity or activities that generated the distribution.
The Company regularly monitors events and changes in circumstances, including investment operating performance, changes in anticipated holding period and general market conditions, that could indicate that the carrying amounts of its equity method investments may be impaired. An equity method investment's value is impaired when the fair value of the investment is less than its carrying value and the Company determines the decline in value is other-than-temporary. The fair value is estimated based on discounted cash flows models that include all estimated cash inflows and outflows and any estimated debt premiums or discounts. The discounted cash flows are based on several assumptions including, management fee, absorption period, terminal capitalization rates, revenue and expense per bed, stabilized occupancy, stabilized operating margin, price per bed and discount rates. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If the Company believes that there is an other-than-temporary decline in the value of an equity method investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of such equity method investment.
Loans Receivable, Sales-Type Lease and Credit Losses
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
On a quarterly basis, the Company evaluates the collectability of its interest income receivable and establishes a reserve for amounts not expected to be collected. The Company’s evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of (loss) income and is decreased by charge-offs to specific receivables.
Sales-Type Lease
The Company’s investment in sales-type leases is reflected on the accompanying consolidated balance sheets as the present value of total rental payments, plus estimated purchase price, less unearned lease income. Selling profit or loss is recorded upon classification as a sales-type lease, and unearned income is amortized over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured.
Credit Losses
On a quarterly basis, the Company evaluates the collectability of its loan portfolio and sales-type leases, including the portion of unfunded loan commitments expected to be funded, and establishes an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of (loss) income and is decreased by charge-offs to specific loans.
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
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2021. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2021 and 2020, restricted cash totaled $3.9 million and $6.4 million, respectively, and restricted cash obligations totaled $3.2 million and $3.5 million, respectively.
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
Foreign Currency
Certain of the Company’s subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of interest and other income on its consolidated statements of (loss) income.
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
The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive loss. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. In addition, the Company classifies cash flows from qualifying cash flow hedging relationships in the same category as the cash flows from the hedged items.
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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities, such as the impact of forward equity sales agreements using the treasury stock method and common shares issuable from certain performance restricted stock units and unvested restricted stock units. See Note 14, “Earnings Per Common Share.”
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
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance, including information about the nature of the transactions and related accounting policy used to account for the transactions, the financial statement line items affected by the transactions and the applicable amounts, and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2021-10, and the adoption of ASU 2021-10 did not have a material impact on the Company’s financial statements.
Issued but Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.RECENT REAL ESTATE ACQUISITIONS
    During the year ended December 31, 2021, the Company acquired two Senior Housing - Managed communities, one Senior Housing - Leased community, two addiction treatment centers and one skilled nursing/transitional care facility. During the year ended December 31, 2020, the Company acquired three Senior Housing - Leased communities and one Senior Housing - Managed community that were part of the Company’s proprietary development pipeline, and $20.7 million was previously funded through its preferred equity investments in these developments. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Land	$5,465	$5,800
Building and improvements	90,692	104,952
Tenant origination and absorption costs intangible assets	3,097	2,578
Tenant relationship intangible assets	194	347
Total consideration	$99,448	$113,677
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of four years and 23 years, respectively, for acquisitions completed during the year ended December 31, 2021, and seven years and 25 years, respectively, for acquisitions completed during the year ended December 31, 2020.
For the year ended December 31, 2021, the Company recognized $8.7 million and $0.7 million of total revenues and net income attributable to common stockholders, respectively, from the facilities acquired during the year ended December 31, 2021. For the year ended December 31, 2020, the Company recognized $12.5 million and $4.8 million of total revenues and net income attributable to common stockholders, respectively, from the facilities acquired during the year ended December 31, 2020.

4.INVESTMENT IN REAL ESTATE PROPERTIES
Real Estate Investments
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	279	30,920	$3,617,359	$(474,534)	$3,142,825
Senior Housing - Leased	60	4,099	720,581	(104,046)	616,535
Senior Housing - Managed	49	5,140	1,012,398	(174,098)	838,300
Specialty Hospitals and Other	28	1,187	643,007	(78,179)	564,828
	416	41,346	5,993,345	(830,857)	5,162,488
Corporate Level			863	(467)	396
			$5,994,208	$(831,324)	$5,162,884

As of December 31, 2020

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	287	31,761	$3,644,470	$(385,094)	$3,259,376
Senior Housing - Leased	65	4,282	707,634	(87,600)	620,034
Senior Housing - Managed	47	4,924	942,996	(142,538)	800,458
Specialty Hospitals and Other	27	1,092	670,793	(66,021)	604,772
	426	42,059	5,965,893	(681,253)	5,284,640
Corporate Level			802	(404)	398
			$5,966,695	$(681,657)	$5,285,038

	As of December 31,
	2021	2020
Building and improvements	$5,145,096	$5,120,598
Furniture and equipment	262,969	249,034
Land improvements	4,295	2,220
Land	581,848	594,843
Total real estate at cost	5,994,208	5,966,695
Accumulated depreciation	(831,324)	(681,657)
Total real estate investments, net	$5,162,884	$5,285,038
Operating Leases
As of December 31, 2021, the substantial majority of the Company’s real estate properties (excluding 49 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of December 31, 2021, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $28.6 million and $17.5 million as of December 31, 2021 and 2020, respectively, and letters of credit deposited with the Company totaled approximately $63 million and $85 million as of December 31, 2021 and 2020, respectively. In addition, the Company’s tenants have deposited with the Company $16.8 million and $16.9 million as of December 31, 2021 and 2020, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $18.0 million, $20.9 million and $17.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company monitors the creditworthiness of its tenants by evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including, as applicable and appropriate, the evaluation of any parent guarantees (or the guarantees of other related parties) of such lease obligations. The primary basis for the Company’s evaluation of the credit quality of its tenants (and more specifically the tenant’s ability to pay their rent obligations to the Company) is the tenant’s lease coverage ratio as supplemented by the parent’s fixed charge coverage ratio for those entities with a parent guarantee. These coverage ratios include earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to rent and earnings before interest, taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent at the lease level and consolidated EBITDAR to total fixed charges at the parent guarantor level when such a guarantee exists. The Company obtains various financial and operational information from the majority of its tenants each month and reviews this information in conjunction with the above-described coverage metrics to identify financial and operational trends, evaluate the impact of the industry’s operational and financial environment (including the impact of government reimbursement), and evaluate the management of the tenant’s operations. These metrics help the Company identify potential areas of concern relative to its tenants’ credit quality and ultimately the tenant’s ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to the Company.

Avamere leases 27 facilities from the Company (primarily in Oregon, Colorado and Washington). Oregon, Colorado and Washington have been hit particularly hard by the spike in COVID-19 cases as a result of the Delta variant which, combined with state mandated admissions limitations associated with any COVID-19 cases occurring in skilled nursing facilities in those states and increased labor pressure, has resulted in recent census declines, labor cost increases and cash flow constraints for Avamere. In response to these constraints, the Company used Avamere’s $11.9 million letter of credit to fund rent for September through November 2021 and a portion of December 2021. Accordingly, the Company concluded that its lease with Avamere should no longer be accounted for on an accrual basis and wrote off $25.2 million of straight-line rent receivable balances related to this lease as of September 30, 2021. Additionally, the Company determined further assistance was necessary, and effective February 1, 2022, Avamere’s annual base rent was reduced to $30.7 million from $44.1 million. The Company shortened the useful life of its above market lease intangible, leading to the acceleration of the amortization of the remaining $18.6 million balance during the year ended December 31, 2021. The write-off of the straight-line rent receivable balances and the above market lease intangible amortization acceleration reduced rental and related revenues by $43.8 million for the year ended December 31, 2021 versus the prior year.
For the year ended December 31, 2021, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2021, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

2022	$424,942
2023	403,471
2024	404,353
2025	396,638
2026	379,716
Thereafter	1,472,488
$3,481,608
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $1.3 million, $0.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. As of December 31, 2021, the Enlivant Joint Venture owned 158 senior housing communities.
During the second quarter of 2021, TPG reached out to Sabra to explore the Company acquiring TPG’s 51% interest in the Enlivant Joint Venture. The parties were not able to reach mutually acceptable terms for a transaction, in part due to modifications requested by TPG in the Enlivant management fee structure. At that time, TPG informed the Company of its intent to re-evaluate its plans with respect to the management company. Furthermore, decreased occupancy and revenues and increased operating costs during the COVID-19 pandemic have had a significant negative impact on the financial performance of the Enlivant Joint Venture. As a result, the Company re-evaluated its plans with respect to the Enlivant Joint Venture and determined that it would no longer seek to acquire TPG’s majority interest in the Enlivant Joint Venture and that it expects to sell its 49% equity interest should TPG secure a buyer for the portfolio sometime in the future. In connection with this re-evaluation and the Company’s eventual intent to exit its 49% stake, the Company revisited its estimate of the fair value of its investment in the Enlivant Joint Venture and believes that it has declined below its investment basis. The Company also believes that, given the Company’s intent to sell the portfolio, it is unlikely that the Company will hold its investment for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and the Company recorded an impairment charge for the amount that the carrying value exceeded the estimated fair value of the investment totaling $164.1 million during the three months ended June 30, 2021. This impairment is included in loss from unconsolidated joint venture on the accompanying consolidated statements of (loss) income. As of December 31, 2021, the book value of the Company’s investment in the Enlivant Joint Venture was $96.7 million and includes an unamortized basis difference of $293.7 million. The unamortized basis difference is related to the difference between the amount the Company purchased its interest in the Enlivant Joint Venture for and the historical cost basis of the assets. The Company’s book value of the Enlivant Joint Venture is presented net of the debt at the joint venture level.
Determining the estimated fair value of the Company’s investment as of June 30, 2021 was based on significant unobservable assumptions. The Company estimated the then current fair value of its investment in the Enlivant Joint Venture based on a discounted cash flow analysis, management fee ranging from 6.0% to 7.0% and using a holding period of three years, terminal capitalization rates ranging from 6.75% to 7.25% and discount rates ranging from 11.0% to 11.5%. The assumptions to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require the Company to recognize an additional impairment charge in the future with respect to this investment. Accordingly, the amount ultimately realized by the Company for its investment in the Enlivant Joint Venture could materially differ from its estimated fair value as reflected in the consolidated balance sheets as of December 31, 2021.
The following tables present summarized financial information for the Enlivant Joint Venture and, except for basis adjustments, other-than-temporary impairment and loss from unconsolidated joint venture, reflect the historical cost basis of the assets which pre-dated the Company’s investment in the Enlivant Joint Venture (in thousands):

	As of December 31,
	2021	2020
Total assets	$467,762	$490,541
Total liabilities	822,063	824,410
Member’s deficit	(354,301)	(333,869)

	Year Ended December 31,
	2021	2020	2019
Total revenues	$274,693	$299,031	$312,055
Operating expenses (1)	265,194	240,331	231,659
Net (loss) income	(35,276)	5,196	13,161

Company’s share of net (loss) income	$(17,184)	$2,546	$6,449
Basis adjustments	10,771	19,145	13,245
Other-than-temporary impairment	164,126	—	—
Loss from unconsolidated joint venture	$(192,081)	$(16,599)	$(6,796)
(1)    During the year ended December 31, 2021, TPG caused the Enlivant Joint Venture to fund $20.0 million of payments to Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture, beyond amounts contractually required under the management agreement. These payments were to support the operations of Enlivant and are reflected as operating expenses.
Certain amounts in the financial information for the Enlivant Joint Venture have been reclassified to conform to Sabra’s presentation. The Company’s share of net (loss) income in the Enlivant Joint Venture reflects its 49% equity interest and excludes certain equity-like compensation expense and the related income tax impact as per the joint venture agreement such expense is not the responsibility of the Company.
Net Investment in Sales-Type Lease
As of December 31, 2021, the Company had a $25.3 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the present value of total rental payments of $3.0 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $3.1 million and allowance for credit losses of $0.2 million as of December 31, 2021. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $2.4 million, $2.7 million and $2.7 million for the years ended December 31, 2021, 2020 and

2019, respectively, and is reflected in interest and other income on the accompanying consolidated statements of (loss) income. During each of the years ended December 31, 2021 and 2020, the Company reduced its allowance for credit losses by $0.1 million. During the year ended December 31, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at December 31, 2021, were as follows: $2.4 million for 2022 and $0.8 million for 2023.

5.IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the year ended December 31, 2021, the Company recognized a $9.5 million real estate impairment, of which $9.0 million related to one facility that was closed during the year and the remaining $0.5 million related to two facilities that have been sold.
During the year ended December 31, 2020, the Company recognized a $4.0 million real estate impairment related to four facilities that have been sold.
During the year ended December 31, 2019, the Company recognized a $121.8 million real estate impairment, of which $95.2 million related to 30 Senior Care Centers facilities that the Company sold and one additional Senior Care Centers facility that the Company transitioned to another operator, and the remaining $26.6 million related to 10 facilities that have been sold.
To estimate the fair value of the impaired facilities, the Company utilized a market approach which considered binding sale agreements (Level 2 measurements), non-binding offers from unrelated third parties or model-derived valuations with significant unobservable inputs (Level 3 measurements), as applicable.
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Number of facilities	16	8	46
Consideration, net of closing costs	$103.4	$50.0	$323.6
Net carrying value	92.1	47.1	321.3
Net gain on sale	$11.3	$2.9	$2.3

Net income (loss) (1)	$16.0	$5.9	$(102.2)
(1)    In addition to net gain on sale, net income (loss) includes impairment of real estate of $0.5 million, $4.0 million and $115.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Lease Intangible Assets:
Above market leases	$7,496	$35,695
Tenant origination and absorption costs	61,414	60,413
Tenant relationship	22,823	23,289
Gross lease intangible assets	91,733	119,397
Accumulated amortization	(37,670)	(36,601)
Lease intangible assets, net	$54,063	$82,796
Lease Intangible Liabilities:
Below market leases	$81,211	$89,389
Accumulated amortization	(31,498)	(31,664)
Lease intangible liabilities, net	$49,713	$57,725
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
(Decrease) increase to rental income related to above/below market leases, net (1)	$(13,512)	$849	$508
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(8,694)	(10,620)	(17,674)
(1)    Balance for the year ended December 31, 2021 includes $18.6 million of accelerated amortization related to the above market lease intangible associated with the Company’s lease with Avamere. See Note 4, “Investment in Real Estate Properties,” for further discussion.
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2021 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2022	$9,000	$7,269
2023	6,762	7,269
2024	6,266	7,168
2025	5,833	6,228
2026	5,489	4,956
Thereafter	20,713	16,823
	$54,063	$49,713

Weighted-average remaining amortization period	9.7 years	7.8 years

7.LOANS RECEIVABLE AND OTHER INVESTMENTS
    As of December 31, 2021 and 2020, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of December 31, 2021
Investment	Quantity as of December 31, 2021	Property Type	Principal Balance as of December 31, 2021 (1)	Book Value as of December 31, 2021	Book Value as of December 31, 2020	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2021
Loans Receivable:
Mortgage	2	Specialty Hospital	$309,000	$309,000	$19,000	7.7%	7.7%	11/01/26 - 01/31/27
Construction	1	Senior Housing	3,343	3,347	3,352	8.0%	7.8%	09/30/22
Other	15	Multiple	39,816	36,028	39,005	6.8%	6.1%	01/31/22 - 08/31/28
	18		352,159	348,375	61,357	7.6%	7.5%
Allowance for loan losses			—	(6,344)	(2,458)
			$352,159	$342,031	$58,899
Other Investments:
Preferred Equity	8	Skilled Nursing / Senior Housing	56,805	57,055	43,940	11.1%	11.1%	N/A
Total	26		$408,964	$399,086	$102,839	8.1%	8.0%
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
In addition, as of December 31, 2021, the Company has committed to provide up to $28.0 million of future funding related to two preferred equity investments and one loan receivable investment with a maturity date of April 2022.
As of December 31, 2021 and 2020, the Company had four loans receivable investments, with an aggregate principal balance of $1.8 million and $2.1 million, respectively, that were considered to have deteriorated credit quality. As of December 31, 2021 and 2020, the book value of the outstanding loans with deteriorated credit quality was $0.2 million and $0.5 million, respectively.
During the years ended December 31, 2021 and 2020, the Company increased its allowance for loan losses by $3.9 million and $1.9 million, respectively.
As of December 31, 2021, the Company had a $6.3 million allowance for loan losses and three loans receivable investments with no book value were on nonaccrual status. As of December 31, 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.
As of December 31, 2020, the Company had a $2.5 million allowance for loan losses and two loans receivable investments with no book value were on nonaccrual status. As of December 31, 2020, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

			As of December 31, 2021
Interest Rate Type	Principal Balance as of December 31, 2021 (1)	Principal Balance as of December 31, 2020 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$67,602	$80,199	3.04%	3.42%	April 2022 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million and $1.1 million as of December 31, 2021 and 2020, respectively.
(2)    Weighted average effective interest rate includes private mortgage insurance.
During the year ended December 31, 2021, the Company sold two facilities and repaid $9.8 million of debt secured by the facilities which resulted in a $0.1 million loss on extinguishment of debt related to write-offs of deferred financing costs.
During the year ended December 31, 2020, the Company sold three facilities that secured an aggregate $31.8 million of debt which was assumed by the buyers of the facilities and recognized a $0.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the sales.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31,
Title	Maturity Date	2021 (1)	2020 (1)
4.80% senior unsecured notes due 2024	June 1, 2024	$—	$300,000
5.125% senior unsecured notes due 2026	August 15, 2026	500,000	500,000
5.88% senior unsecured notes due 2027	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031	December 1, 2031	800,000	—
		$1,750,000	$1,250,000
(1)    Principal balance does not include discount, net of $2.9 million and deferred financing costs, net of $13.6 million as of December 31, 2021 and does not include premium, net of $6.4 million and deferred financing costs, net of $8.0 million as of December 31, 2020. In addition, the weighted average effective interest rate as of December 31, 2021 was 4.01%.
4.80% Notes Due 2024. On May 29, 2019, the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company (the “Issuers”), completed an underwritten public offering of $300.0 million aggregate principal amount of 4.80% senior unsecured notes due 2024 (the “2024 Notes”). The net proceeds were $295.3 million after deducting underwriting discounts and other offering expenses. The net proceeds, together with borrowings under the Revolving Credit Facility, were used to redeem all $500.0 million aggregate principal amount of 5.5% senior unsecured notes due 2021. The 2024 Notes accrued interest at a rate of 4.80% per annum payable semiannually on June 1 and December 1 of each year.
On October 7, 2021, the Issuers redeemed all $300.0 million aggregate principal amount outstanding of the 2024 Notes at a cash redemption price of 110.045% of the principal amount being redeemed, plus accrued and unpaid interest. The redemption resulted in $32.7 million of redemption related costs and write-offs for the year ended December 31, 2021, consisting of $30.2 million in payments made to noteholders and legal fees for early redemption and $2.5 million of write-offs associated with unamortized discount and deferred financing costs.
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

5.88% Notes Due 2027. In connection with the Company’s merger with CCP, on August 17, 2017, the Operating Partnership assumed $100.0 million aggregate principal amount of unregistered senior unsecured notes due 2027 (the “2027 Notes”) issued by Care Capital Properties, LP in May 2016. The 2027 Notes accrue interest at a rate of 5.88% per annum payable semiannually on May 17 and November 17 of each year.
The Operating Partnership may prepay the 2027 Notes, in whole at any time or in part from time to time, at 100% of the principal amount to be prepaid plus a make-whole premium. Assuming the 2027 Notes are not redeemed, the 2027 Notes mature on May 17, 2027.
3.90% Notes Due 2029. On October 7, 2019, the Issuers completed an underwritten public offering of $350.0 million aggregate principal amount of 3.90% senior unsecured notes due 2029 (the “2029 Notes”). The net proceeds were $340.5 million after deducting underwriting discounts and other offering expenses. A portion of the net proceeds was used to redeem all $200.0 million of 5.375% unsecured senior notes due 2023 (the “2023 Notes”), and the remaining net proceeds were used to repay borrowings outstanding on the Revolving Credit Facility. The 2029 Notes accrue interest at a rate of 3.90% per annum payable semiannually on April 15 and October 15 of each year. In 2019, Sabra Capital Corporation’s obligations as a co-issuer under the 2029 Notes were automatically released and discharged upon the redemption of the 2023 Notes.
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
3.20% Notes Due 2031. On September 30, 2021, the Operating Partnership completed an underwritten public offering of $800.0 million aggregate principal amount of 3.20% senior unsecured notes due 2031 (the “2031 Notes”). The net proceeds were $782.2 million after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay $345.0 million of the Company’s U.S. dollar Term Loans (as defined below), redeem all of the 2024 Notes, as discussed above, and to fund a portion of the RCA Mortgage Loan (see Note 7, “Loans Receivable and Other Investments”). The 2031 Notes accrue interest at a rate of 3.20% per annum payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022.
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
The obligations under the 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2026 Notes, 2029 Notes and 2031 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances.
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
The indenture governing the 2029 Notes and 2031 Notes contains restrictive covenants that, among other things, restrict the ability of Sabra, the Issuers and their subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; and (iii) merge or consolidate or sell all or substantially all of their assets. The indenture governing the 2029 Notes and 2031 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2029 Notes and 2031 Notes, the failure to comply with certain covenants and agreements specified in the indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then-outstanding 2029 Notes and 2031 Notes may become due and payable immediately. The indenture governing the 2029 Notes and 2031 Notes requires Sabra, the Issuers and their subsidiaries to maintain Total Unencumbered Assets (as defined in the indentures) of at least 150% of the Company’s unsecured indebtedness.
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2021.
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
During the year ended December 31, 2021, the Company recognized $1.8 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loans.
As of December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility and $1.0 billion available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of December 31, 2021, the interest rate on the Revolving Credit Facility was 1.20%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loans bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of December 31, 2021, the interest rate on the U.S. dollar Term Loans was 1.35%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Canadian Dollar Offered Rate (“CDOR”) plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of December 31, 2021, the interest rate on the Canadian dollar Term Loan was 1.71%.
The Company has interest rate swaps that fix and interest rate collars that set a cap and floor for the LIBOR portion of the interest rate for $436.3 million of LIBOR-based borrowings under its U.S. dollar Term Loans at a weighted average rate of 1.14% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.10%. As of December 31, 2021, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 2.26% and 2.35%, respectively. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2021, 2020 and 2019, the Company incurred interest expense of $98.6 million, $100.4 million and $126.6 million, respectively. Interest expense includes non-cash interest expense of $8.4 million, $8.4 million and $10.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the Company had $21.5 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2021 (in thousands):

	Secured Indebtedness	Term Loans	Senior Notes	Total
2022	$17,479	$—	$—	$17,479
2023	1,979	—	—	1,979
2024	2,034	598,438	—	600,472
2025	2,089	—	—	2,089
2026	2,147	—	500,000	502,147
Thereafter	41,874	—	1,250,000	1,291,874
Total Debt	67,602	598,438	1,750,000	2,416,040
Discount, net	—	—	(2,882)	(2,882)
Deferred financing costs, net	(939)	(4,192)	(13,552)	(18,683)
Total Debt, Net	$66,663	$594,246	$1,733,566	$2,394,475

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. In September 2021, the Company terminated six forward starting interest rate swaps and five interest rate swaps, resulting in net proceeds totaling $3.0 million. The balance of the net gain in other comprehensive income will be reclassified to earnings through 2034. As of December 31, 2021, approximately $9.2 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	As of December 31,
	2021	2020
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$436,250	$1,340,000
Denominated in Canadian Dollars (2)	$125,000	$250,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$50,859	$52,778
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$5,441	$3,522
(1)    Balance includes swaps with an aggregate notional amount of $175.0 million, which accretes to $262.5 million in January 2023. Balance as of December 31, 2020 includes six forward starting interest rate swaps with an effective date of May 2024 and an aggregate notional amount of $250.0 million, and two forward starting interest rate swaps and one forward starting interest rate collar with an effective date of January 2021and an aggregate notional amount of $245.0 million.
(2)    Balance as of December 31, 2020 includes two forward starting interest rate swaps with an effective date of January 2021 and an aggregate notional amount of CAD $125.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2021 and 2020 (dollars in thousands):

		Count as of December 31, 2021	Fair Value		Maturity Dates
			As of December 31,
Type	Designation		2021	2020		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	2	$1,481	$—	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	—	—	10,652	2034	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	1,849	2,150	2025	Accounts receivable, prepaid expenses and other assets, net
			$3,330	$12,802
Liabilities:
Interest rate swaps	Cash flow	4	$3,522	$23,849	2023- 2024	Accounts payable and accrued liabilities
Interest rate collars	Cash flow	2	204	1,626	2024	Accounts payable and accrued liabilities
Forward starting interest rate swaps	Cash flow	—	—	10,723	2024	Accounts payable and accrued liabilities
Forward starting interest rate collar	Cash flow	—	—	820	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	98,438	98,100	2024	Term loans, net
			$102,164	$135,118

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of (loss) income and the consolidated statements of equity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income			(Loss) Gain Reclassified from Accumulated Other Comprehensive (Loss) Income Into Income			Income Statement Location
	For the year ended December 31,
	2021	2020	2019	2021	2020	2019
Cash Flow Hedges:
Interest rate products	$17,408	$(35,320)	$(19,932)	$(12,774)	$(8,072)	$5,545	Interest expense
Net Investment Hedges:
Foreign currency products	(272)	(758)	(772)	—	—	—	N/A
CAD term loan	(338)	(2,075)	(4,325)	—	—	—	N/A
	$16,798	$(38,153)	$(25,029)	$(12,774)	$(8,072)	$5,545
During the years ended December 31, 2021, 2020 and 2019, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2021, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.2 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $22,000 and $0.1 million of other expense and $5,000 of other income, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,330	$—	$3,330	$(930)	$—	$2,400
Offsetting Liabilities:
Derivatives	$3,726	$—	$3,726	$(930)	$—	$2,796

	As of December 31, 2020
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$12,802	$—	$12,802	$(7,420)	$—	$5,382
Offsetting Liabilities:
Derivatives	$37,018	$—	$37,018	$(7,420)	$—	$29,598

Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of December 31, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $2.1 million.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 7% to 11% with a weighted average rate of 8% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The Company estimates the fair value of derivative instruments, including its interest rate swaps, interest rate collars and cross currency swaps, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 and 2020 whose carrying amounts do not approximate their fair value (in thousands):

	As of December 31, 2021			As of December 31, 2020
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$352,159	$342,031	$350,107	$65,320	$58,899	$60,421
Preferred equity investments	56,805	57,055	57,784	43,724	43,940	44,597
Financial liabilities:
Senior Notes	1,750,000	1,733,566	1,808,781	1,250,000	1,248,393	1,362,678
Secured indebtedness	67,602	66,663	65,361	80,199	79,065	79,326
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2021 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$350,107	$—	$—	$350,107
Preferred equity investments	57,784	—	—	57,784
Financial liabilities:
Senior Notes	1,808,781	—	1,808,781	—
Secured indebtedness	65,361	—	—	65,361
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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2021, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$1,481	$—	$1,481	$—
Cross currency interest rate swaps	1,849	—	1,849	—
Financial liabilities:
Interest rate swaps	3,522	—	3,522	—
Interest rate collars	204	—	204	—

11.EQUITY
Common Stock
On February 25, 2019, the Company established an at-the-market equity offering program to sell shares of its common stock having an aggregate gross sales price of up to $500.0 million from time to time through a consortium of banks acting as sales agents, which automatically terminated in accordance with its terms on December 5, 2019 upon the issuance and sale of the maximum aggregate amount of the shares subject to the program.
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
During the year ended December 31, 2021, the Company sold 2.2 million shares under the Prior ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million, before $0.6 million of commissions (excluding sales utilizing the forward feature of the Prior ATM Program, as described below).
Additionally, during the year ended December 31, 2021, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 6.8 million shares of the Company’s common stock at an initial weighted average price of $17.49 per share, net of commissions. During the year ended December 31, 2021, the Company settled all of the open forward positions under the Prior ATM Program by issuing 7.9 million shares (inclusive of the 6.8 million shares referenced in the immediately preceding sentence) at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million.
During the year ended December 31, 2020, the Company sold 3.7 million shares under the Prior ATM Program at an average price of $16.23 per share, generating gross proceeds of $60.0 million, before $0.9 million of commissions (excluding sales utilizing the forward feature of the Prior ATM Program, as described below).
Additionally, during the year ended December 31, 2020, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 2.6 million shares of the Company’s common stock at an initial weighted average price of $17.44 per share, net of commissions. During the year ended December 31, 2020, the Company settled 1.4 million shares at a weighted average net price of $17.45 per share, after commissions and fees, resulting in net proceeds of $25.0 million.
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
During the year ended December 31, 2021, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 1.7 million shares of the Company’s common stock at an initial weighted average price of $14.56 per share, net of commissions, and settled all of the open forward positions under the ATM Program by issuing 1.7 million shares at a weighted average net price of $14.23 per share, after commissions and fees, resulting in net proceeds of $24.2 million. No other shares were sold under the ATM Program during the year ended December 31, 2021.
As of December 31, 2021, the Company had $475.0 million available under the ATM Program.
On October 15, 2021, the Company completed an underwritten public offering of 7.8 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $112.6 million from the offering at a price of $14.40 per share. These proceeds were used to fund a portion of the RCA Mortgage Loan.

During each of the years ended December 31, 2021 and 2020, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2021, 2020 and 2019, the Company incurred $2.1 million, $3.2 million and $1.5 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Loss
The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	As of December 31,
	2021	2020
Foreign currency translation loss	$(1,973)	$(1,831)
Unrealized loss on cash flow hedges	(8,048)	(38,080)
Total accumulated other comprehensive loss	$(10,021)	$(39,911)

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

The following table summarizes additional information concerning restricted stock units at December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2020	1,815,415	$17.73
Granted	877,501	15.55
Vested	(863,827)	18.46
Dividends reinvested	177,266	17.70
Cancelled/forfeited	(349,811)	16.60
Unvested as of December 31, 2021	1,656,544	$16.43
As of December 31, 2021, the weighted average remaining vesting period of restricted stock units was 2.6 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2021, 2020 and 2019 was $15.55, $17.13 and $20.59, respectively. The total fair value of units vested during the years ended December 31, 2021, 2020 and 2019 was $15.9 million, $10.7 million and $7.9 million, respectively.
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

	2021	2020	2019
Risk free interest rate	0.17% - 0.99%	0.17% - 1.63%	1.57% - 2.54%
Expected stock price volatility	53.17% - 53.60%	23.80% - 53.17%	23.80% - 28.57%
Expected service period	3.0 years	2.7 - 3.0 years	2.4 - 3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $7.9 million, $7.9 million and $9.8 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of (loss) income. As of December 31, 2021, there was $21.8 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.6 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2021, 2020 and 2019, the Company’s matching contributions were $0.3 million, $0.2 million and $0.2 million, respectively.

13.INCOME TAXES
The Company elected to be treated as a REIT with the filing of its U.S. federal income tax return for the taxable year beginning January 1, 2011. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its taxable ordinary income. In addition, the Company is required to meet certain asset and income tests. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes to its stockholders. The Company also elected to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes. In addition, as a result of our investments in Canada, the Company is subject to income taxes under the laws of Canada.

The following is a summary of the Company’s provision for income taxes and deferred taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision for federal, state and local income taxes	$2,263	$495	$3,307
(Benefit) provision for foreign income taxes	(418)	215	95
Income tax expense	$1,845	$710	$3,402

	As of December 31,
	2021	2020
Deferred tax assets:
Federal	$3,668	$1,593
Valuation allowance on federal	(3,668)	(1,593)
Foreign	6,307	4,327
Valuation allowance on foreign	(6,255)	(4,327)
Deferred tax (liabilities):
Foreign	(52)	—
	$—	$—
The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2021, 2020 and 2019, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2019 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net (loss) income attributable to common stockholders	$(113,256)	$138,417	$68,996
Denominator
Basic weighted average common shares and common equivalents	219,073,027	206,223,503	187,172,210
Dilutive restricted stock units	—	1,029,327	954,882
Diluted weighted average common shares	219,073,027	207,252,830	188,127,092
Net (loss) income attributable to common stockholders, per:
Basic common share	$(0.52)	$0.67	$0.37
Diluted common share	$(0.52)	$0.67	$0.37
During the years ended December 31, 2021, 2020 and 2019, approximately 1.0 million, 67,000 and 1,000 restricted stock units, respectively, and during the year ended December 31, 2021, approximately 25,000 shares related to forward equity sale agreements, were not included in computing diluted earnings per share because they were considered anti-dilutive.

15.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2021, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
Legal Matters
From time to time, the Company and its subsidiaries are party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company’s results of operations, financial condition or cash flows.

16.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dividend Declaration
On February 1, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 28, 2022 to common stockholders of record as of the close of business on February 11, 2022.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands)

	Balance at Beginning of Year	Charged to Earnings	Recoveries	Uncollectible Accounts Written-off	Balance at End of Year
Year ended December 31, 2021
Allowance for loan losses	$2,458	$3,886	$—	$—	$6,344
Allowance for credit losses - sales-type lease	128	49	—	—	177
	$2,586	$3,935	$—	$—	$6,521
Year ended December 31, 2020
Allowance for loan losses (1)	$542	$1,916	$—	$—	$2,458
Allowance for credit losses - sales-type lease (1)	189	(61)	—	—	128
	$731	$1,855	$—	$—	$2,586
Year ended December 31, 2019
Allowance for doubtful accounts (2)	$3,706	$—	$—	$(3,706)	$—
Straight-line rent receivable allowance (2)	35,778	—	—	(35,778)	—
Allowance for loan losses	1,258	1,238	—	(1,932)	564
	$40,742	$1,238	$—	$(41,416)	$564
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

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2021
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Bedford Hills	Bedford, NH	100%	$5,404	$1,911	$12,245	$14,156	$—	$1,911	$10,681	$12,592	$(4,758)	1992/2010, 2019	11/15/10	36
The Elms Care	Milford, NH	100%	—	312	1,679	1,991	—	312	1,246	1,558	(940)	1890/2005	11/15/10	20
Mineral Springs	North Conway, NH	100%	11,011	417	5,352	5,769	—	417	4,413	4,830	(1,837)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	9,275	454	4,531	4,985	—	454	3,747	4,201	(1,488)	1984/1986, 1987, 2009	11/15/10	41
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(6,497)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(4,851)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	2,125	2,460	27,365	29,825	(7,628)	2009	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,632	22,620	24,252	(6,966)	2008	08/01/11	40
Clara Burke	Plymouth Meeting, PA	100%	—	2,527	12,453	14,980	228	2,527	12,681	15,208	(3,874)	1927/1990, 2007/2016	03/30/12	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	130	2,617	11,792	14,409	(3,305)	1958/2009/ 2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	1,333	509	6,351	6,860	(2,263)	1981/2013	05/10/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	14,219	18,002	(3,712)	2003/2012	11/30/12	40
Northgate Plaza	Irving, TX	100%	—	4,901	10,299	15,200	—	4,901	10,299	15,200	(2,770)	2003/2012, 2015	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,628	7,633	(1,873)	2002/2012, 2018	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(6,666)	1962/1996, 2013	02/14/14	40
Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(3,954)	2008	02/14/14	40
Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(854)	1970/1979, 1983, 1994	02/14/14	40
Parkmoor Village	Colorado Springs, CO	100%	—	430	13,703	14,133	—	430	13,703	14,133	(3,541)	1985/2017, 2018	03/05/14	40
Ignite Medical Resort - AdamsPARC	Bartlesville, OK	100%	—	1,332	6,904	8,236	986	1,332	7,890	9,222	(1,585)	1989/2019	10/29/14	40
Ignite Medical Resort - OKC	Oklahoma City, OK	100%	—	2,189	23,567	25,756	2,534	2,189	26,101	28,290	(5,225)	1963/1984, 2018, 2019	10/29/14	40
Ignite Medical Resort - Norman	Norman, OK	100%	—	869	5,236	6,105	785	869	6,021	6,890	(1,343)	2001/2013, 2019	10/29/14	40
Cadia Healthcare of Hyattsville	Hyattsville, MD	100%	—	6,343	65,573	71,916	712	6,343	66,285	72,628	(12,862)	1950/1976, 2008	06/30/15	40
Cadia Healthcare of Annapolis	Annapolis, MD	100%	—	1,548	40,773	42,321	334	1,548	41,106	42,654	(7,479)	1964/1993, 2012	06/30/15	40
Cadia Healthcare of Wheaton	Wheaton, MD	100%	—	676	56,897	57,573	286	676	57,183	57,859	(10,188)	1966/1991, 2012	06/30/15	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Cadia Healthcare Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	8,428	1,475	64,442	65,917	(10,092)	1950/1953, 1975, 2014, 2019, 2020	11/25/15	40
Cadia Healthcare of Spring Brook	Silver Spring, MD	100%	—	963	48,085	49,048	356	963	48,441	49,404	(7,300)	1965/2015	07/26/16	40
Andrew Residence	Minneapolis, MN	100%	—	2,931	6,943	9,874	1,033	2,931	7,842	10,773	(1,144)	1941/2014, 2019	08/17/17	40
Avamere Riverpark of Eugene	Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(4,025)	1988/2016	08/17/17	40
Avamere Rehab of Lebanon	Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(1,660)	1974	08/17/17	40
Avamere Crestview of Portland	Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(2,372)	1964/2016	08/17/17	40
Avamere Rehabilitation of King City	Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(1,412)	1975	08/17/17	40
Avamere Rehabilitation of Hillsboro	Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(1,641)	1973	08/17/17	40
Avamere Rehab of Junction City	Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(960)	1966/2015	08/17/17	40
Avamere Rehab of Eugene	Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(2,341)	1966/2016	08/17/17	40
Avamere Rehab of Coos Bay	Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(1,074)	1968	08/17/17	40
Avamere Rehab of Clackamas	Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(621)	1961	08/17/17	40
Avamere Rehab of Newport	Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(593)	1973/2014	08/17/17	40
Avamere Rehab of Oregon City	Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(1,421)	1974	08/17/17	40
Avamere Transitional Care of Puget Sound	Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(1,583)	2017	08/17/17	40
Richmond Beach Rehab	Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(1,751)	1993/2014	08/17/17	40
St. Francis of Bellingham	Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(1,875)	1984/2015	08/17/17	40
Avamere Olympic Rehabilitation of Sequim	Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(653)	1974	08/17/17	40
Avamere Heritage Rehabilitation of Tacoma	Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(633)	1968	08/17/17	40
Avamere at Pacific Ridge	Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(331)	1972/2014	08/17/17	40
Avamere Rehabilitation of Cascade Park	Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(1,915)	1991	08/17/17	40
The Pearl at Kruse Way	Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(1,639)	2005/2016	08/17/17	40
Avamere at Medford	Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(5,318)	1974/2016	08/17/17	40
Avamere Bellingham Healthcare and Rehab Services	Bellingham, WA	100%	—	2,908	2,058	4,966	—	2,908	2,058	4,966	(338)	1972/2015	08/17/17	40
Queen Anne Healthcare	Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(792)	1970	08/17/17	40
Skyline Transitional Care Center	Boise, ID	100%	—	681	9,348	10,029	393	681	9,740	10,421	(1,158)	1979	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avamere Transitional Care at Sunnyside	Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(1,887)	1981	08/17/17	40
Avamere Health Services of Rogue Valley	Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(2,895)	1961/2016	08/17/17	40
Avamere Transitional Care and Rehab - Malley	Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,272	30,934	(4,048)	1972/2016	08/17/17	40
Avamere Transitional Care and Rehab - Brighton	Brighton, CO	100%	—	1,933	11,624	13,557	200	1,933	11,824	13,757	(1,472)	1971	08/17/17	40
Phoenix Rehabilitation Services	Phoenix, AZ	100%	—	1,270	11,502	12,772	—	280	2,241	2,521	—	2008	08/17/17	40
Tustin Subacute Care Facility	Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(1,332)	2008	08/17/17	40
La Mesa Nursing & Rehab	La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(969)	2012	08/17/17	40
Westminster Healthcare Center	Westminster, MD	100%	—	2,128	6,614	8,742	487	2,128	7,101	9,229	(1,196)	1973/2010, 2019	08/17/17	40
Maple Wood Healthcare Center	Kansas City, MO	100%	—	1,142	3,226	4,368	653	1,142	3,879	5,021	(1,029)	1983	08/17/17	40
Garden Valley Healthcare Center	Kansas City, MO	100%	—	1,985	2,714	4,699	309	1,985	3,023	5,008	(931)	1983	08/17/17	40
Worthington Nursing & Rehab	Parkersburg, WV	100%	—	697	10,688	11,385	285	697	10,973	11,670	(1,694)	1974/1999, 2019	08/17/17	40
Burlington House Healthcare Center	Cincinnati, OH	100%	—	2,686	10,062	12,748	—	2,686	10,062	12,748	(1,408)	1989/2015	08/17/17	40
Cedars Healthcare Center	Charlottesville, VA	100%	—	2,840	8,450	11,290	1,176	2,840	9,626	12,466	(1,617)	1964/2009, 2019	08/17/17	40
Annandale Healthcare Center	Annandale, VA	100%	—	7,241	17,727	24,968	2,314	7,241	20,041	27,282	(2,986)	1963/2013, 2019	08/17/17	40
Petersburg Healthcare Center	Petersburg, VA	100%	—	988	8,416	9,404	146	988	8,562	9,550	(1,204)	1970/2009	08/17/17	40
Battlefield Park Healthcare Center	Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	9,009	10,183	(1,245)	1976/2010	08/17/17	40
Hagerstown Healthcare Center	Hagerstown, MD	100%	—	1,393	13,438	14,831	150	1,393	13,588	14,981	(1,794)	1971/2010	08/17/17	40
Cumberland Healthcare Center	Cumberland, MD	100%	—	800	16,973	17,773	457	800	17,430	18,230	(2,301)	1968	08/17/17	40
Gilroy Healthcare and Rehabilitiation Center	Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(2,752)	1968/2021	08/17/17	40
North Cascades Health and Rehabilitation Center	Bellingham, WA	100%	—	1,437	14,196	15,633	—	1,437	14,196	15,633	(1,719)	1999	08/17/17	40
Granite Rehabilitation & Wellness	Cheyenne, WY	100%	—	387	13,613	14,000	2,246	387	15,859	16,246	(2,443)	1967/2017	08/17/17	40
Rawlins Rehabilitation & Wellness	Rawlins, WY	100%	—	281	6,007	6,288	—	281	6,007	6,288	(723)	1967	08/17/17	40
Wind River Rehabilitation & Wellness	Riverton, WY	100%	—	199	11,398	11,597	—	199	11,398	11,597	(1,337)	1967	08/17/17	40
Sage View Care Center	Rock Springs, WY	100%	—	420	8,665	9,085	—	420	8,665	9,085	(1,060)	1964/2017	08/17/17	40
Shelton Health and Rehabilitation Center	Shelton, WA	100%	—	415	8,965	9,380	328	415	9,293	9,708	(1,172)	1998	08/17/17	40
Dundee Nursing Home	Bennettsville, SC	100%	—	1,437	4,631	6,068	—	1,437	4,631	6,068	(620)	1958	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Mt. Pleasant Nursing Center	Mount Pleasant, SC	100%	—	2,689	3,942	6,631	—	2,689	3,942	6,631	(561)	1977/2015	08/17/17	40
Tri-State Comp Care Center	Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(721)	1990/2005	08/17/17	40
Epic-Conway	Conway, SC	100%	—	1,408	10,784	12,192	—	1,408	10,784	12,192	(1,408)	1975	08/17/17	40
Epic- Bayview	Beaufort, SC	100%	—	1,842	11,389	13,231	—	1,842	11,389	13,231	(1,443)	1970	08/17/17	40
Focused Care at Baytown	Baytown, TX	100%	—	479	6,351	6,830	209	479	6,457	6,936	(843)	1970/2019	08/17/17	40
Focused Care at Allenbrook	Baytown, TX	100%	—	426	3,236	3,662	173	426	3,372	3,798	(561)	1975/2019	08/17/17	40
Focused Care at Huntsville	Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,201	3,503	(467)	1968/2019	08/17/17	40
Focused Care at Center	Center, TX	100%	—	231	1,335	1,566	312	231	1,556	1,787	(331)	1972/2019	08/17/17	40
Focused Care at Humble	Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	2,100	4,214	(509)	1972/2019	08/17/17	40
Focused Care at Beechnut	Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	5,876	6,895	(819)	1982/2019	08/17/17	40
Focused Care at Linden	Linden, TX	100%	—	112	256	368	133	112	331	443	(108)	1968/2019	08/17/17	40
Focused Care at Sherman	Sherman, TX	100%	—	469	6,310	6,779	255	469	6,400	6,869	(863)	1971/2019	08/17/17	40
Focused Care at Mount Pleasant	Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,249	7,499	(1,004)	1970/2019	08/17/17	40
Focused Care at Waxahachie	Waxahachie, TX	100%	—	416	7,259	7,675	976	416	8,183	8,599	(1,083)	1976/2019	08/17/17	40
Focused Care at Gilmer	Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,605	5,312	(657)	1990/2019	08/17/17	40
Hearthstone of Northern Nevada	Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(1,173)	1988	08/17/17	40
Richmond Care Center	Richmond, IN	100%	—	259	9,819	10,078	131	259	9,950	10,209	(1,242)	1975/2005	08/17/17	40
Petersburg Care Center	Petersburg, IN	100%	—	581	5,367	5,948	23	581	5,390	5,971	(716)	1970/2009	08/17/17	40
Fort Pierce Health Care	Fort Pierce, FL	100%	—	787	16,648	17,435	605	787	17,253	18,040	(2,006)	1960/2011	08/17/17	40
Maryville	Maryville, MO	100%	—	114	5,955	6,069	—	150	5,955	6,105	(812)	1972	08/17/17	40
Ashland Healthcare	Ashland, MO	100%	—	765	2,669	3,434	—	765	2,669	3,434	(390)	1993	08/17/17	40
Bellefontaine Gardens	St. Louis, MO	100%	—	2,071	5,739	7,810	—	2,071	5,739	7,810	(838)	1988/1991	08/17/17	40
Current River Nursing Center	Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(1,061)	1991	08/17/17	40
Dixon Nursing & Rehab	Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(468)	1989/2011	08/17/17	40
Forsyth Nursing & Rehab	Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(1,116)	1993/2007	08/17/17	40
Glenwood Healthcare	Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(164)	1990	08/17/17	40
Silex Community Care	Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(660)	1991	08/17/17	40
South Hampton Place	Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(881)	1994	08/17/17	40
Strafford Care Center	Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(857)	1995	08/17/17	40
Windsor Healthcare & Rehab	Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(813)	1996	08/17/17	40
Park Manor of Conroe	Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(2,224)	2001	08/17/17	40
Park Manor of Cypress Station	Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(1,410)	2003/2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Park Manor of Humble	Humble, TX	100%	—	1,541	12,332	13,873	645	1,541	12,977	14,518	(1,741)	2003/2019	08/17/17	40
Park Manor of Quail Valley	Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(1,221)	2005	08/17/17	40
Park Manor of Westchase	Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(954)	2005	08/17/17	40
Park Manor of CyFair	Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(1,556)	1999	08/17/17	40
Park Manor of McKinney	McKinney, TX	100%	—	1,441	9,017	10,458	—	1,441	9,017	10,458	(1,184)	1993/2012	08/17/17	40
Tanglewood Health and Rehabilitation	Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(325)	1973/2013	08/17/17	40
Smoky Hill Health and Rehabilitation	Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(557)	1981	08/17/17	40
Westridge Healthcare Center	Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(880)	1965/1984	08/17/17	40
Willow Bend Living Center	Muncie, IN	100%	—	1,168	9,562	10,730	—	1,168	9,562	10,730	(1,137)	1976/1986, 2021	08/17/17	40
Twin City Healthcare	Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(1,051)	1974	08/17/17	40
Pine Knoll Rehabilitation Center	Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(695)	1986/1998, 2021	08/17/17	40
Willow Crossing Health & Rehab Center	Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(1,278)	1988/2004	08/17/17	40
Persimmon Ridge Center	Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(1,193)	1964	08/17/17	40
Vermillion Convalescent Center	Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(1,251)	1971	08/17/17	40
Las Vegas Post Acute & Rehabilitation	Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(2,077)	1964	08/17/17	40
Torey Pines Rehabilitation Hospital	Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(1,010)	1972/1997	08/17/17	40
Haven of Saguaro Valley	Tucson, AZ	100%	—	1,800	4,387	6,187	1,522	1,800	5,909	7,709	(983)	1983/2011, 2020, 2021	08/17/17	40
Haven of Sedona	Sedona, AZ	100%	—	2,035	10,981	13,016	1,034	2,035	12,014	14,049	(1,635)	1984/2011, 2021	08/17/17	40
Bay View Rehabilitation Hospital	Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(2,604)	1967/2021	08/17/17	40
Dover Center for Health & Rehabilitation	Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(948)	1969/1992, 2017	08/17/17	40
Augusta Center for Health & Rehabilitation	Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(825)	1967	08/17/17	40
Eastside Center for Health & Rehabilitation	Bangor, ME	100%	—	302	1,811	2,113	2,210	302	4,021	4,323	(523)	1967/1993, 2019	08/17/17	40
Winship Green Center for Health & Rehabilitation	Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(275)	1974	08/17/17	40
Brewer Center for Health & Rehabilitation	Brewer, ME	100%	—	177	14,497	14,674	2,520	177	17,017	17,194	(2,088)	1974/1990, 2019	08/17/17	40
Kennebunk Center for Health & Rehabilitation	Kennebunk, ME	100%	—	198	6,822	7,020	1,575	198	8,397	8,595	(916)	1977	08/17/17	40
Norway Center for Health & Rehabilitation	Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(499)	1976	08/17/17	40
Brentwood Center for Health & Rehabilitation	Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(302)	1952	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Country Center for Health & Rehabilitation	Newburyport, MA	100%	—	269	4,436	4,705	—	269	4,436	4,705	(748)	1968/2009	08/17/17	40
Sachem Center for Health & Rehabilitation	E. Bridgewater, MA	100%	—	447	1,357	1,804	—	447	1,357	1,804	(280)	1968	08/17/17	40
Eliot Center for Health & Rehabilitation	Natick, MA	100%	—	475	1,491	1,966	—	475	1,491	1,966	(266)	1964	08/17/17	40
The Reservoir Center for Health & Rehabilitation	Marlborough, MA	100%	—	942	1,541	2,483	8,727	942	10,268	11,210	(2,007)	1973/2018	08/17/17	40
Newton Wellesley Center for Alzheimer's Care	Wellesley, MA	100%	—	1,186	13,917	15,103	—	1,186	13,917	15,103	(1,660)	1971	08/17/17	40
Colony Center for Health & Rehabilitation	Abington, MA	100%	—	1,727	2,103	3,830	—	1,727	2,103	3,830	(349)	1965	08/17/17	40
Westgate Center for Rehab & Alzheimer's Care	Bangor, ME	100%	—	229	7,171	7,400	210	229	7,381	7,610	(964)	1969/1993	08/17/17	40
New Orange Hills	Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(1,806)	1987/2020	08/17/17	40
Millbrook Healthcare & Rehabilitation Center	Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(780)	2008	08/17/17	40
Pleasant Valley Health & Rehab	Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(960)	2008	08/17/17	40
Focused Care at Clarksville	Clarksville, TX	100%	—	279	4,269	4,548	100	279	4,369	4,648	(654)	1989/2019	08/17/17	40
McKinney Healthcare & Rehab	McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(833)	2006	08/17/17	40
Hopkins Health Services	Hopkins, MN	100%	—	807	4,668	5,475	530	807	5,198	6,005	(920)	1961/2008, 2019	08/17/17	40
Florence Health Services	Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(544)	1970	08/17/17	40
St. Francis Health Services	St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(282)	1960/1997	08/17/17	40
Rochester East Health Services	Rochester, MN	100%	—	645	7,067	7,712	178	645	7,245	7,890	(965)	1967/2011, 2019	08/17/17	40
Wisconsin Dells Health Services	Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(310)	1972/2006	08/17/17	40
Sheboygan Health Services	Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(466)	1967/2012	08/17/17	40
Blue Ridge Health & Rehabilitation Center	Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(530)	1979	08/17/17	40
Focused Care at Corpus	Corpus Christi, TX	100%	—	366	6,961	7,327	127	51	1,061	1,112	(593)	1973/2010	08/17/17	40
Focused Care at Burnet Bay	Baytown, TX	100%	—	579	22,317	22,896	103	579	22,420	22,999	(2,636)	2000/2013	08/17/17	40
Focused Care at Cedar Bayou	Baytown, TX	100%	—	589	20,475	21,064	362	589	20,837	21,426	(2,578)	2008	08/17/17	40
Focused Care at Westwood	Houston, TX	100%	—	1,300	13,353	14,653	31	1,300	13,384	14,684	(1,691)	2006	08/17/17	40
Focused Care at Pasadena	Pasadena, TX	100%	—	1,148	23,579	24,727	47	1,148	23,626	24,774	(2,827)	2004	08/17/17	40
Focused Care at Webster	Webster, TX	100%	—	904	10,315	11,219	24	904	10,339	11,243	(1,337)	2000/2009	08/17/17	40
Focused Care at Summer Place	Beaumont, TX	100%	—	945	20,424	21,369	272	945	20,696	21,641	(2,461)	2009	08/17/17	40
Focused Care at Orange	Orange, TX	100%	—	711	10,737	11,448	186	711	10,923	11,634	(1,361)	2006	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
SHC of Whitesburg Gardens	Huntsville, AL	100%	—	634	28,071	28,705	—	634	28,071	28,705	(3,223)	1968/2012	08/17/17	40
SHC of Terre Haute	Terre Haute, IN	100%	—	644	37,451	38,095	—	644	37,451	38,095	(4,831)	1996/2013	08/17/17	40
SHC at Larkin Springs	Madison, TN	100%	—	902	3,850	4,752	—	902	3,850	4,752	(604)	1969/2016	08/17/17	40
SHC of Savannah	Savannah, GA	100%	—	1,235	3,765	5,000	—	1,235	3,765	5,000	(619)	1970/2015	08/17/17	40
SHC of Bowling Green	Bowling Green, KY	100%	—	280	13,975	14,255	—	280	13,975	14,255	(1,774)	1970/2015	08/17/17	40
Oakview Nursing and Rehabilitation Center	Calvert City, KY	100%	—	1,176	7,012	8,188	—	1,176	7,012	8,188	(945)	1962/2015	08/17/17	40
Fountain Circle Care and Rehabilitation Center	Winchester, KY	100%	—	554	13,207	13,761	—	554	13,207	13,761	(1,711)	1967/2015	08/17/17	40
Riverside Care & Rehabilitation Center	Calhoun, KY	100%	—	613	7,643	8,256	—	613	7,643	8,256	(1,058)	1963/2015	08/17/17	40
SHC of Bremen	Bremen, IN	100%	—	173	7,393	7,566	—	173	7,393	7,566	(936)	1982/2015	08/17/17	40
SHC of Muncie	Muncie, IN	100%	—	374	27,429	27,803	—	374	27,429	27,803	(3,219)	1980/2013	08/17/17	40
SHC at Parkwood	Lebanon, IN	100%	—	612	11,755	12,367	—	612	11,755	12,367	(1,461)	1977/2012	08/17/17	40
SHC at Tower Road	Marietta, GA	100%	—	364	16,116	16,480	—	364	16,116	16,480	(2,053)	1969/2015	08/17/17	40
Danville Centre for Health and Rehabilitation	Danville, KY	100%	—	790	9,356	10,146	—	790	9,356	10,146	(1,398)	1962/2015	08/17/17	40
SHC at Hillcrest	Owensboro, KY	100%	—	1,048	22,587	23,635	—	1,048	22,587	23,635	(2,754)	1963/2011	08/17/17	40
SHC of Elizabethtown	Elizabethtown, KY	100%	—	239	4,853	5,092	—	239	4,853	5,092	(662)	1969	08/17/17	40
SHC of Primacy	Memphis, TN	100%	—	1,633	9,371	11,004	—	1,633	9,371	11,004	(1,251)	1981/2015	08/17/17	40
SHC of Harbour Pointe	Norfolk, VA	100%	—	705	16,451	17,156	—	705	16,451	17,156	(2,269)	1969/2015	08/17/17	40
Harrodsburg Health & Rehabilitation Center	Harrodsburg, KY	100%	—	1,049	9,851	10,900	—	1,049	9,851	10,900	(1,400)	1975/2016	08/17/17	40
SHC of Putnam County	Cookeville, TN	100%	—	1,034	15,555	16,589	—	1,034	15,555	16,589	(1,941)	1979/2016	08/17/17	40
SHC of Fayette County	Washington CtHs, OH	100%	—	405	4,839	5,244	—	405	4,839	5,244	(716)	1984/2015	08/17/17	40
SHC of Galion	Galion, OH	100%	—	836	668	1,504	—	836	668	1,504	(161)	1967/1985	08/17/17	40
SHC of Roanoke Rapids	Roanoke Rapids, NC	100%	—	373	10,308	10,681	—	373	10,308	10,681	(1,414)	1967/2015	08/17/17	40
SHC of Kinston	Kinston, NC	100%	—	954	7,987	8,941	—	954	7,987	8,941	(1,229)	1960/2015	08/17/17	40
SHC of Chapel Hill	Chapel Hill, NC	100%	—	809	2,703	3,512	302	809	3,005	3,814	(600)	1984/2015	08/17/17	40
SHC of Chillicothe	Chillicothe, OH	100%	—	260	8,924	9,184	—	260	8,924	9,184	(1,264)	1974/2015	08/17/17	40
SHC of Coshocton	Coshocton, OH	100%	—	374	2,530	2,904	—	374	2,530	2,904	(485)	1974/2015	08/17/17	40
SHC of McCreary County Rehab & Wellness Center	Pine Knot, KY	100%	—	208	7,665	7,873	—	208	7,665	7,873	(987)	1990	08/17/17	40
SHC at Colonial Rehab & Wellness Center	Bardstown, KY	100%	—	634	4,094	4,728	—	634	4,094	4,728	(616)	1968/2010	08/17/17	40
SHC of Glasgow Rehab & Wellness Center	Glasgow, KY	100%	—	83	2,057	2,140	—	83	2,057	2,140	(374)	1968	08/17/17	40
SHC of Carrollton Rehab & Wellness Center	Carrollton, KY	100%	—	124	1,693	1,817	—	124	1,693	1,817	(324)	1978/2016	08/17/17	40
SHC of Hart County Rehab & Wellness Center	Horse Cave, KY	100%	—	208	7,070	7,278	—	208	7,070	7,278	(995)	1993	08/17/17	40
SHC at Heritage Hall Rehab & Wellness Center	Lawrenceburg, KY	100%	—	635	9,861	10,496	—	635	9,861	10,496	(1,289)	1973	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
SHC at Jackson Manor Rehab & Wellness Center	Annville, KY	100%	—	479	6,078	6,557	—	479	6,078	6,557	(778)	1989	08/17/17	40
SHC at Jefferson Manor Rehab & Wellness Center	Louisville, KY	100%	—	3,528	4,653	8,181	—	3,528	4,653	8,181	(747)	1982/2012	08/17/17	40
SHC at Jefferson Place Rehab & Wellness Center	Louisville, KY	100%	—	2,207	20,733	22,940	—	2,207	20,733	22,940	(2,506)	1991/2010	08/17/17	40
SHC of Monroe County Rehab & Wellness Center	Tompkinsville, KY	100%	—	333	9,556	9,889	—	333	9,556	9,889	(1,235)	1969	08/17/17	40
SHC at North Hardin Rehab & Wellness Center	Radcliff, KY	100%	—	1,815	7,470	9,285	—	1,815	7,470	9,285	(1,223)	1986	08/17/17	40
SHC of Hartford Rehab & Wellness Center	Hartford, KY	100%	—	312	8,189	8,501	—	312	8,189	8,501	(1,081)	1967	08/17/17	40
SHC at Rockford Rehab & Wellness Center	Louisville, KY	100%	—	427	6,003	6,430	—	427	6,003	6,430	(844)	1975/2005	08/17/17	40
SHC at Summerfield Rehab & Wellness Center	Louisville, KY	100%	—	1,134	9,166	10,300	—	1,134	9,166	10,300	(1,323)	1979/2013	08/17/17	40
SHC at Tanbark Rehab & Welllness Center	Lexington, KY	100%	—	2,558	4,311	6,869	—	2,558	4,311	6,869	(678)	1989	08/17/17	40
SHC at Summit Manor Rehab & Wellness Center	Columbia, KY	100%	—	114	11,141	11,255	—	114	11,141	11,255	(1,409)	1965	08/17/17	40
Belle View Estates Rehabilitation and Care Center	Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(482)	1995	08/17/17	40
River Chase Rehabilitation and Care Center	Morrilton, AR	100%	—	508	—	508	—	508	—	508	—	1988/2019	08/17/17	40
Heartland Rehabilitation and Care Center	Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(1,022)	1992	08/17/17	40
River Ridge Rehabilitation and Care Center	Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(560)	1990	08/17/17	40
Brookridge Cove Rehabilitation and Care Center	Morrilton, AR	100%	—	412	2,642	3,054	416	467	3,058	3,525	(454)	1996	08/17/17	40
Southern Trace Rehabilitation and Care Center	Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(1,101)	1989/2015	08/17/17	40
Savannah Specialty Care Center	Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(1,423)	1972	08/17/17	40
Pettigrew Rehabilitation Center	Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(1,160)	1968/2006	08/17/17	40
Sunnybrook Rehabilitation Center	Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(1,449)	1971	08/17/17	40
Raleigh Rehabilitation Center	Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(2,138)	1967/2007	08/17/17	40
Cypress Pointe Rehabilitation Center	Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(695)	1966/2013	08/17/17	40
Silas Creek Rehabilitation Center	Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(515)	1965	08/17/17	40
Lincolnton Rehabilitation Center	Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(1,234)	1976	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Rehabilitation and Nursing Center of Monroe	Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(813)	1963/2005	08/17/17	40
Guardian Care of Zebulon	Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(1,017)	1973/2010	08/17/17	40
Guardian Care of Rocky Mount	Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(2,137)	1975	08/17/17	40
Park Village Healthcare and Rehab	DeSoto, TX	100%	—	942	6,033	6,975	—	942	6,033	6,975	(817)	1987	08/17/17	40
River Pointe of Trinity Healthcare and Rehab	Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(562)	1985/2019	08/17/17	40
Avalon Place - Kirbyville	Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(811)	1987	08/17/17	40
Heritage House of Marshall	Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(617)	2008	08/17/17	40
Autumn Woods Residential Health Care Facility	Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(3,427)	1961/2001	08/17/17	40
Autumn View Health Care Facility	Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(6,345)	1983/2014	08/17/17	40
Brookhaven Health Care Facility	East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(3,748)	1988/2011	08/17/17	40
Harris Hill Nursing Facility	Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(5,346)	1992/2007	08/17/17	40
Garden Gate Health Care Facility	Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(3,650)	1979/2006	08/17/17	40
Northgate Health Care Facility	North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(3,598)	1982/2007	08/17/17	40
Seneca Health Care Center	West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(3,214)	1974/2008	08/17/17	40
Blueberry Hill Rehabilitation and Healthcare Center	Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(2,189)	1965/2015	08/17/17	40
River Terrace Rehabilitation and Healthcare Center	Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(963)	1970/2005	08/17/17	40
The Crossings East Campus	New London, CT	100%	—	505	2,248	2,753	48	505	2,296	2,801	(483)	1967/2016	08/17/17	40
Parkway Pavilion Healthcare	Enfield, CT	100%	—	437	16,461	16,898	27	437	16,488	16,925	(2,096)	1968/2015	08/17/17	40
Quincy Health & Rehabilitation Center	Quincy, MA	100%	—	894	904	1,798	129	894	1,033	1,927	(222)	1965/2003	08/17/17	40
Firesteel Healthcare Community	Mitchell, SD	100%	—	621	14,059	14,680	8,716	621	22,775	23,396	(4,252)	1966/2017	08/17/17	40
Fountain Springs Healthcare Community	Rapid City, SD	100%	—	1,134	13,109	14,243	268	1,134	13,377	14,511	(1,665)	1989/2016, 2019	08/17/17	40
Palisade Healthcare Community	Garretson, SD	100%	—	362	2,548	2,910	297	362	2,845	3,207	(479)	1971/1982, 2019	08/17/17	40
Shepherd of the Valley Healthcare Community	Casper, WY	100%	—	803	19,210	20,013	1,148	803	20,358	21,161	(2,691)	1961/1990, 2019	08/17/17	40
Wheatcrest Hills Healthcare Community	Britton, SD	100%	—	679	3,216	3,895	461	679	3,676	4,355	(541)	1969/2019	08/17/17	40
Riverview Healthcare Community & Independent Living	Flandreau, SD	100%	—	240	6,327	6,567	—	240	6,327	6,567	(821)	1965/1989	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Prairie View Healthcare Center	Woonsocket, SD	100%	—	383	2,041	2,424	—	383	2,041	2,424	(310)	1968/2012	08/17/17	40
Wingate at Dutchess (Fishkill)	Fishkill, NY	100%	—	964	30,107	31,071	338	964	30,435	31,399	(3,741)	1995	08/17/17	40
Wingate at Ulster (Highland)	Highland, NY	100%	—	4,371	11,473	15,844	136	4,371	11,609	15,980	(1,526)	1998	08/17/17	40
Wingate at Beacon	Beacon, NY	100%	—	—	25,400	25,400	42	—	25,442	25,442	(3,276)	2002	08/17/17	40
Sixteen Acres Healthcare Center	Springfield, MA	100%	—	817	11,357	12,174	381	817	11,738	12,555	(1,420)	1987	08/17/17	40
Bear Mountain at Andover	Andover, MA	100%	—	2,123	5,383	7,506	18	2,123	5,401	7,524	(771)	1992	08/17/17	40
Bear Mountain at Reading	Reading, MA	100%	—	1,534	5,221	6,755	540	1,534	5,760	7,294	(791)	1988	08/17/17	40
Bear Mountain at Sudbury	Sudbury, MA	100%	—	2,017	3,458	5,475	421	2,017	3,879	5,896	(595)	1997/2021	08/17/17	40
Belvidere Healthcare Center	Lowell, MA	100%	—	1,335	9,019	10,354	360	1,335	9,379	10,714	(1,229)	1966/2007	08/17/17	40
Bear Mountain at Worcester	Worcester, MA	100%	—	945	8,770	9,715	50	945	8,820	9,765	(1,158)	1970/1988	08/17/17	40
Bear Mountain at West Springfield	W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(1,065)	1960/1985	08/17/17	40
Chestnut Hill of East Longmeadow	East Longmeadow, MA	100%	—	2,968	8,957	11,925	638	2,968	9,595	12,563	(1,341)	1985/2005	08/17/17	40
Broadway by the Sea	Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(1,527)	1968/2011	09/19/17	40
Coventry Court Health Center	Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(1,797)	1968/2011	09/19/17	40
Fairfield Post-Acute Rehab	Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(2,785)	1966/2006	09/19/17	40
Garden View Post-Acute Rehab	Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(2,126)	1970/2015	09/19/17	40
Grand Terrace Health Care Ctr	Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(1,178)	1945/2017	09/19/17	40
Pacifica Nursing & Rehab Ctr	Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(3,190)	1975	09/19/17	40
Burien Nursing & Rehab Center	Burien, WA	100%	—	823	17,431	18,254	—	826	17,431	18,257	(2,138)	1965/2014	09/19/17	40
Park West Care Center	Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(1,091)	1963/2016	09/19/17	40
Beachside Nursing Center	Huntington Bch, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(1,236)	1965/2010	09/19/17	40
Chatsworth Park Health Care	Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(2,203)	1976	09/19/17	40
Cottonwood Post-Acute Rehab	Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(969)	1975/2010	09/19/17	40
Danville Post-Acute Rehab	Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(2,090)	1965	09/19/17	40
Lake Balboa Care Center	Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(1,932)	1958/2015	09/19/17	40
Lomita Post-Acute Care Center	Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(1,879)	1969	09/19/17	40
University Post-Acute Rehab	Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(2,161)	1972	09/19/17	40
Issaquah Nursing & Rehab Ctr	Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(1,124)	1975/2012	09/19/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Alamitos-Belmont Rehab Hosp	Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(2,721)	1966/2014	09/19/17	40
Edgewater Skilled Nursing Ctr	Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(782)	1952/2013	09/19/17	40
Fairmont Rehabilitation Hosp	Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(2,416)	1965	09/19/17	40
Palm Terrace Care Center	Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(1,853)	1966	09/19/17	40
Woodland Nursing & Rehab	Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(2,033)	1930/2007	09/19/17	40
Park Manor at Bee Cave	Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,413	12,520	(1,460)	2014	12/15/17	40
Ramona	El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(2,267)	1965	01/10/18	40
Park Ridge	Shoreline, WA	100%	—	8,861	11,478	20,339	—	8,861	11,478	20,339	(1,569)	1964/2012	01/19/18	40
SHC of Elizabethtown	Elizabethtown, KY	100%	—	729	—	729	2,386	729	4,394	5,123	—	2021	05/27/21	40
			25,690	372,369	3,181,199	3,553,568	83,371	371,150	3,246,209	3,617,359	(474,534)
Senior Housing - Leased
Langdon Place of Exeter	Exeter, NH	100%	2,330	571	7,183	7,754	—	571	5,929	6,500	(2,505)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	4,748	—	5,654	5,654	—	—	4,598	4,598	(1,748)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	3,693	304	3,992	4,296	—	304	3,282	3,586	(1,522)	1995	11/15/10	46
Langdon Place of Dover	Dover, NH	100%	2,894	801	10,036	10,837	—	801	8,630	9,431	(3,606)	1987/2009, 2019	11/15/10	42
Age-Well Senior Living	Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	1,976	2,232	(640)	2004/2011	11/22/11	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	607	1,396	(269)	1996/2018	11/30/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	—	2,024	5,467	7,491	(1,763)	2002	12/14/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	3,000	3,217	(818)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	249	684	6,081	6,765	(1,713)	1999/2001, 2012, 2013, 2018	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,125	6,077	(1,494)	2002/2017	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,131	4,329	(1,174)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,145	2,889	(658)	1995/2015	12/14/12	40
Royal View	Mecosta, MI	100%	—	307	2,477	2,784	—	307	2,477	2,784	(771)	2001	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	233	258	3,946	4,204	(1,393)	2005	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,139	13,685	(3,210)	2006/2008, 2010	12/14/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(1,352)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(4,008)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	4,680	217	14,586	14,803	(3,002)	1989/1991, 1994, 2018, 2019	02/14/14	40
Park Place	Fort Wayne, IN	100%	12,694	2,300	21,115	23,415	2,747	2,300	23,848	26,148	(6,115)	2011/2016, 2018	04/30/14	40
Avalon MC - Boat Club	Fort Worth, TX	100%	—	359	8,126	8,485	—	359	8,126	8,485	(1,690)	1996/2015	09/29/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avalon MC - 7200	Arlington, TX	100%	—	123	4,914	5,037	—	123	4,914	5,037	(1,025)	1988/2014	09/29/14	40
Avalon MC - 7204	Arlington, TX	100%	—	215	4,821	5,036	—	215	4,822	5,037	(1,011)	1988/2014	09/29/14	40
Avalon MC - 7140	Arlington, TX	100%	—	143	6,653	6,796	—	143	6,653	6,796	(1,354)	2011	09/29/14	40
Affinity Rosecastle of Delaney Creek	Brandon, FL	100%	—	1,283	8,424	9,707	483	1,283	8,907	10,190	(2,094)	1999/2016	10/01/14	40
Affinity Rosecastle of Citrus	Lecanto, FL	100%	—	1,031	5,577	6,608	452	1,031	6,030	7,061	(1,656)	1997/2016	10/01/14	40
Affinity Rosecastle of Zephyrhills	Zephyrhills, FL	100%	—	1,688	9,098	10,786	360	1,688	9,459	11,147	(2,366)	2008/2016	10/01/14	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	68	1,559	9,127	10,686	(1,765)	1998/2012	09/17/15	40
Farmington Square Eugene	Eugene, OR	100%	—	1,428	16,138	17,566	101	1,428	16,239	17,667	(2,775)	1996/1997, 2011, 2019	09/17/15	40
Farmington Square Tualatin	Tualatin, OR	100%	—	527	14,659	15,186	101	527	14,760	15,287	(2,532)	1995/1997, 2019	09/17/15	40
Farmington Square of Salem	Salem, OR	100%	—	1,074	19,421	20,495	408	1,074	19,829	20,903	(3,555)	1989/1995, 2018	09/17/15	40
Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	—	1,210	9,490	10,700	(1,750)	2013/2019	11/16/15	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(1,597)	2012	07/01/16	40
Poet's Walk at Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(3,405)	2016	07/14/16	40
Poet's Walk of Round Rock	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(2,216)	2016	08/01/16	40
The Montecito Santa Fe	Santa Fe, NM	100%	—	2,536	19,441	21,977	—	2,157	21,736	23,893	(3,291)	2006	09/23/16	40
Montecito - MC	Santa Fe, NM	100%	—	670	7,743	8,413	430	670	8,571	9,241	(295)	2020	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	97	292	6,996	7,288	(1,217)	1988	11/30/16	40
Poet's Walk at Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(3,166)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(1,975)	1991	12/02/16	40
Poet's Walk of Cedar Parks	Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(1,773)	2017	06/01/17	40
Avamere Court at Keizer	Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(3,719)	1970/2021	08/17/17	40
Arbor Court Retirement Community at Alvamar	Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(581)	1995/2014	08/17/17	40
Arbor Court Retirement Community at Salina	Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(394)	1989/2014	08/17/17	40
Arbor Court Retirement Community at Topeka	Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(661)	1986/2014	08/17/17	40
Aspen Grove Assisted Living	Sturgis, SD	100%	—	555	6,487	7,042	—	555	6,487	7,042	(863)	2013	08/17/17	40
Maurice Griffith Manor Living Center	Casper, WY	100%	—	294	72	366	—	294	72	366	(18)	1984/1985	08/17/17	40
The Peaks at Old Laramie Trail (Lafayette)	Lafayette, CO	100%	—	1,085	19,243	20,328	—	1,883	19,196	21,079	(2,299)	2016	12/15/17	40
Prairie View	Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(468)	2007	01/31/18	40
Arbor View Assisted Living	Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(411)	2010	04/16/18	40
Legacy Assisted Living	Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(597)	2015	04/16/18	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Greenfield of Strasburg	Strasburg, VA	100%	—	666	5,551	6,217	—	666	5,551	6,217	(601)	2001	04/30/18	40
Poets Walk of Sarasota	Sarasota, FL	100%	—	1,440	22,541	23,981	—	1,440	22,541	23,981	(2,243)	2018	05/18/18	40
The Pointe at Lifespring	Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(1,032)	2017	08/31/18	40
Shavano Park Senior Living	Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(1,181)	2015	08/31/18	40
Traditions of Beavercreek	Beavercreek, OH	100%	—	1,622	24,215	25,837	7,561	1,622	31,772	33,394	(3,348)	2016	11/01/18	40
Cadence at Poway Gardens	Poway, CA	100%	—	3,693	14,467	18,160	336	3,693	14,803	18,496	(883)	1987/2011, 2021	11/22/19	40
Traditions of Brookside (McCordsville)	McCordsville, IN	100%	—	1,587	31,315	32,902	—	1,587	31,315	32,902	(1,744)	2017	01/07/20	40
Traditions of Beaumont	Louisville, KY	100%	—	1,841	21,827	23,668	—	1,841	21,827	23,668	(1,155)	2015	01/31/20	40
Traditions at Hunter Station (Clarksville)	Sellersburg, IN	100%	—	1,060	28,702	29,762	—	1,060	28,702	29,762	(1,400)	2015	04/01/20	40
Legacy Living of Jasper	Jasper, IN	100%	—	657	25,226	25,883	—	657	25,226	25,883	(179)	2019	10/01/21	40
			26,359	55,214	645,496	700,710	22,533	55,633	664,948	720,581	(104,046)
Senior Housing - Managed
Winter Village	Frankenmuth, MI	100%	—	5,027	20,929	25,956	1,384	5,027	22,313	27,340	(6,199)	1982/2008	09/21/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	238	574	8,945	9,519	(2,334)	2010	12/18/12	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	1,392	1,440	19,060	20,500	(3,681)	1998	06/11/15	40
Masonville Manor	London, ON	100%	—	960	19,056	20,016	663	1,016	20,761	21,777	(3,899)	1998/2015, 2019	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	1,690	2,457	10,342	12,799	(2,308)	1990/2019, 2020	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	532	1,928	23,886	25,814	(4,468)	2005/2015	06/11/15	40
Fairwoods Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	863	1,255	22,294	23,549	(4,167)	2000/2019	06/11/15	40
The Shores	Kamloops, BC	100%	4,727	679	8,024	8,703	568	717	9,062	9,779	(1,754)	1992/2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	6,294	843	10,724	11,567	669	285	12,013	12,298	(2,264)	1990/2008, 2021	06/11/15	40
Cherry Park	Penticton, BC	100%	4,532	763	6,771	7,534	1,077	807	8,210	9,017	(1,638)	1990/1991, 2014, 2019	06/11/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	935	4,135	23,068	27,203	(4,043)	2013	09/17/15	40
Ramsey	Ramsey, MN	100%	—	1,182	13,280	14,462	178	1,182	13,458	14,640	(1,738)	2015	10/06/17	40
Marshfield II	Marshfield, WI	100%	—	500	4,134	4,634	55	500	4,189	4,689	(608)	2014	10/06/17	40
Dover Place	Dover, DE	100%	—	2,797	23,054	25,851	254	2,797	23,302	26,099	(2,817)	1999	01/02/18	40
Kanawha Place	Charleston, WV	100%	—	419	4,239	4,658	850	419	5,080	5,499	(830)	1969	01/02/18	40
Leighton Place	Williamsport, PA	100%	—	296	9,191	9,487	679	296	9,848	10,144	(1,244)	1990/2009	01/02/18	40
Maidencreek Place	Reading, PA	100%	—	684	12,950	13,634	123	684	13,073	13,757	(1,625)	2004	01/02/18	40
Rolling Meadows Place	Scott Depot, WV	100%	—	230	6,271	6,501	415	230	6,668	6,898	(1,018)	1996	01/02/18	40
Willowbrook Place	Clarks Summit, PA	100%	—	406	9,471	9,877	787	406	10,255	10,661	(1,498)	1997	01/02/18	40
Wyncote Place	Wyncote, PA	100%	—	1,781	4,911	6,692	491	1,781	5,398	7,179	(933)	1909	01/02/18	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Amity Place	Douglassville, PA	100%	—	611	19,083	19,694	195	611	19,277	19,888	(2,271)	2008	01/02/18	40
Milford Place	Milford, DE	100%	—	1,199	18,786	19,985	324	1,199	19,105	20,304	(2,328)	1999	01/02/18	40
Oak Hill Place	Oak Hill, WV	100%	—	609	2,636	3,245	632	609	3,268	3,877	(563)	2001/2014	01/02/18	40
Seasons Place	Lewisburg, WV	100%	—	355	5,055	5,410	528	355	5,569	5,924	(961)	1995	01/02/18	40
Parkview In Allen	Allen, TX	100%	—	2,190	45,767	47,957	—	2,190	46,829	49,019	(9,864)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	—	2,139	47,199	49,338	(10,471)	1986/2013, 2015, 2019	09/25/14	40
The Chateau	McKinney, TX	100%	—	2,760	44,397	47,157	—	2,760	45,907	48,667	(9,870)	2006/2010, 2019	09/25/14	40
Gardens At Wakefield	Raleigh, NC	100%	—	2,344	37,506	39,850	—	2,344	38,532	40,876	(7,970)	2002/2014	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	—	4,992	33,361	38,353	(6,784)	1987/2006, 2015, 2021	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	—	2,995	25,225	28,220	(5,440)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	—	805	27,832	28,637	(6,083)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	—	1,325	21,868	23,193	(5,074)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	—	530	22,394	22,924	(4,832)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	—	1,996	20,629	22,625	(5,036)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	—	2,403	19,816	22,219	(4,334)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	—	1,080	20,751	21,831	(4,623)	1989/2007	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	—	3,209	17,855	21,064	(4,045)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	—	1,477	19,410	20,887	(4,314)	2005/2006, 2007/2011, 2019	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	—	978	19,240	20,218	(4,230)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	—	1,152	19,262	20,414	(4,525)	1984/1988, 2013	09/25/14	40
Heritage Village	McAllen, TX	100%	—	4,092	13,823	17,915	—	4,092	14,881	18,973	(3,436)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	—	2,567	13,276	15,843	(3,292)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	—	1,782	12,156	13,938	(2,875)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	—	794	11,812	12,606	(2,832)	1985/2016	09/25/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	—	2,477	25,424	27,901	(5,609)	1986/2016	10/07/14	40
The Monarch at Richardson	Richardson, TX	100%	—	2,282	10,556	12,838	1,048	2,282	11,593	13,875	(824)	1999/2020	11/01/19	40
Elan Westpointe	New Braunfels, TX	100%	—	1,312	23,108	24,420	120	1,312	23,228	24,540	(1,385)	2015	01/15/20	40
The Claiborne at West Lake	Augusta, GA	100%	—	419	24,958	25,377	110	419	25,068	25,487	(586)	2018	03/05/21	40
Baxter Senior Living	Anchorage, AK	100%	—	1,965	29,533	31,498	98	1,965	29,631	31,596	(575)	2019	05/01/21	40
			15,553	80,579	882,026	962,605	16,898	80,775	931,623	1,012,398	(174,098)
Specialty Hospitals and Other
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(19,330)	2009	05/03/11	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Landmark Aurora	Aurora, CO	100%	—	2,874	12,829	15,703	1,718	2,874	14,547	17,421	(3,218)	2009/2018, 2021	09/20/12	40
Landmark of Bluffton	Bluffton, IN	100%	—	254	5,105	5,359	1,486	254	6,591	6,845	(737)	1970/2015, 2021	08/17/17	40
Baylor Orthopedic Spine Hospital at Arlington	Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(4,923)	2009/2016	08/17/17	40
Touchstone Neurorecovery Center	Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(3,147)	1992	08/17/17	40
HealthBridge Children's Hospital (Houston)	Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(1,653)	1999/2009	08/17/17	40
Nexus Specialty Hospital - Woodlands Campus	Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(1,721)	1995/1998	08/17/17	40
HealthBridge Children's Hospital (Orange)	Orange, CA	100%	—	2,060	5,538	7,598	51	2,060	5,589	7,649	(656)	2000	08/17/17	40
ResCare Tangram - Texas Hill Country School	Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,385	3,287	(314)	1993	08/17/17	40
ResCare Tangram - Chaparral	Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(190)	1994/2009	08/17/17	40
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(326)	1992	08/17/17	40
ResCare Tangram - 618 W. Hutchinson	San Marcos, TX	100%	—	51	359	410	62	51	359	410	(46)	1869	08/17/17	40
ResCare Tangram - Ranch	Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(414)	1989	08/17/17	40
ResCare Tangram - Mesquite	Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(458)	1985/1991	08/17/17	40
ResCare Tangram - Hacienda	Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,815	2,919	(339)	1990/2012	08/17/17	40
ResCare Tangram - Loma Linda	Seguin, TX	100%	—	52	805	857	—	52	805	857	(106)	1970	08/17/17	40
Aurora Arizona West	Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(7,622)	1996/2013	08/17/17	40
Aurora Arizona East	Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(5,819)	2001/2016	08/17/17	40
Aurora Charter Oak Hospital	Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(8,449)	1974/2011	08/17/17	40
Aurora Vista del Mar Hospital	Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(5,604)	1984/2018	08/17/17	40
Aurora San Diego Hospital	San Diego, CA	100%	—	8,403	55,015	63,418	7,599	8,403	62,614	71,017	(7,884)	1988/2017	08/17/17	40
Gateway Rehabilitation Hospital at Florence	Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(3,000)	2000	08/17/17	40
Landmark New London	New London, CT	100%	—	356	152	508	3,665	356	3,817	4,173	(173)	1967/2016, 2021	08/17/17	40
Landmark Carmel	Carmel, IN	100%	—	963	4,347	5,310	—	963	4,347	5,310	(372)	1996/2019	07/24/19	40
Landmark Louisville	Louisville, KY	100%	—	1,078	8,305	9,383	—	1,078	8,296	9,374	(621)	2002/2018	08/21/19	40
Recovery Centers of America at Monroeville	Monroeville, PA	100%	—	2,034	1,758	3,792	18,545	2,034	20,306	22,340	(1,016)	1987/2020	12/18/19	40
Landmark Pensacola (Gulf Breeze)	Gulf Breeze, FL	100%	—	498	1,480	1,978	—	498	1,480	1,978	(41)	2001/2021	03/15/21	40
Recovery Centers of America at Greenville	Greenville, SC	100%	—	1,197	9,496	10,693	—	1,197	9,496	10,693	—	1994/2022	03/15/21	40
			—	74,290	535,552	609,842	33,233	74,290	568,717	643,007	(78,179)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
			67,602	582,452	5,244,273	5,826,725	156,035	581,848	5,411,497	5,993,345	(830,857)

Corporate Assets			—	—	136	136	727	—	863	863	(467)
			$67,602	$582,452	$5,244,409	$5,826,861	$156,762	$581,848	$5,412,360	$5,994,208	$(831,324)

(1)    Encumbrances do not include deferred financing costs, net of $0.9 million as of December 31, 2021.
(2)    Building and building improvements include land improvements and furniture and equipment.
(3)    The aggregate cost of real estate for federal income tax purposes was $5.0 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Real estate:
Balance at the beginning of the year	$5,966,695	$5,880,583	$6,255,883
Acquisitions	96,157	110,752	49,483
Real estate assumed	—	—	12,962
Improvements	47,319	47,354	25,451
Impairment	(11,063)	(6,776)	(143,655)
Sale of real estate	(102,575)	(63,050)	(322,910)
Foreign currency translation	524	3,448	6,918
Write-off of fully depreciated assets	(2,849)	(5,616)	(3,549)
Balance at the end of the year	$5,994,208	$5,966,695	$5,880,583

Accumulated depreciation:
Balance at the beginning of the year	$(681,657)	$(539,213)	$(402,338)
Depreciation expense	(170,264)	(166,086)	(163,863)
Impairment	1,666	2,773	22,070
Sale of real estate	16,097	15,886	2,092
Foreign currency translation	(15)	(633)	(723)
Write-off of fully depreciated assets	2,849	5,616	3,549
Balance at the end of the year	$(831,324)	$(681,657)	$(539,213)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2021
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
River Vista	10.0%	2027	(2)	$—	$19,000	$19,000	N/A
RCA	7.5	2026	(2)	—	290,000	290,000	N/A
				—	309,000	309,000
Construction Mortgages:
Arlington	8.0	2022	(3)	—	3,343	3,347	N/A
				$—	$312,343	$312,347
(1)    The aggregate cost for federal income tax purposes was $314.3 million as of December 31, 2021.
(2)    Interest is due monthly, and principal is due at the maturity date.
(3)    Interest and principal for the first 36 months is deferred and due at the maturity date. Interest after the first 36 months is due monthly.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$22,343	$21,468	$23,146
Additions during period:
Draws	—	706	1,689
New mortgage loans	290,000	—	—
Interest income added to principal	—	169	194
Deductions during period:
Paydowns/repayments	—	—	(3,561)
Balance at the end of the year	$312,343	$22,343	$21,468

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 22, 2022.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chief Executive Officer, President and Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chief Executive Officer, President and Chair (Principal Executive Officer)	February 22, 2022
Richard K. Matros

/S/ MICHAEL COSTA	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial and Accounting Officer)	February 22, 2022
Michael Costa

/S/ CRAIG A. BARBAROSH	Director	February 22, 2022
Craig A. Barbarosh

/S/ KATIE CUSACK	Director	February 22, 2022
Katie Cusack

/S/ MICHAEL J. FOSTER	Director	February 22, 2022
Michael J. Foster

/S/ LYNNE S. KATZMANN	Director	February 22, 2022
Lynne S. Katzmann

/S/ ANN KONO	Director	February 22, 2022
Ann Kono

/S/ JEFFREY A. MALEHORN	Director	February 22, 2022
Jeffrey A. Malehorn

/S/ CLIFTON J. PORTER II	Director	February 22, 2022
Clifton J. Porter II