Form 10-K/A
period 2021-12-31
Sabra Health Care REIT, Inc.
filed 2022-03-30
CIK 1492298

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

EXPLANATORY NOTE
Sabra Health Care REIT, Inc. (“Sabra”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022 (the “Original Form 10-K”), to include the audited financial statements of the joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”), pursuant to Rule 3-09 of Regulation S-X. The Enlivant Joint Venture, in which Sabra holds a 49% equity interest, has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for the year ended December 31, 2021. In accordance with Rule 3-09(b), the separate audited financial statements of the Enlivant Joint Venture for the twelve months ended December 31, 2021 are being filed as an amendment to the Original Form 10-K within 90 days after the end of Sabra’s fiscal year.
This Amendment amends and restates Part IV, Item 15 of the Original Form 10-K to include the audited financial statements of the Enlivant Joint Venture as Exhibit 99.1 and the consent of Mayer Hoffman McCann P.C. as Exhibit 23.2. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are provided herewith.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of the Original Form 10-K.
Auditor Name: PricewaterhouseCoopers LLP
Auditor Location: Los Angeles, California
Auditor Firm ID: 238
(2)    Financial Statement Schedules
The following financial statement schedules are included herein at pages F-40 through F-58 of the Original Form 10-K:
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

Ex.	Description

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

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

22.1*	List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2(1)	Consent of Mayer Hoffman McCann P.C. related to Exhibit 99.1.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.4(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)
Financial Statements of the Enlivant Joint Venture as of December 31, 2020 (unaudited) and December 31, 2021 (audited) and for the years ended December 31, 2019 and 2020 (unaudited) and December 31, 2021 (audited).

101.INS(1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document.

Ex.	Description

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104(1)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed with the Original Form 10-K.

**	Furnished with the Original Form 10-K.

+	Designates a management compensation plan, contract or arrangement.

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 30, 2022.

SABRA HEALTH CARE REIT, INC.

By:	/S/ MICHAEL COSTA
Michael Costa Chief Financial Officer, Secretary and Executive Vice President