Form 10-Q
period 2022-03-31
Sabra Health Care REIT, Inc.
filed 2022-05-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 230,954,777 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
•the potential variability of our reported rental and related revenues as a result of Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs;
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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $873,795 and $831,324 as of March 31, 2022 and December 31, 2021, respectively	$5,156,060	$5,162,884
Loans receivable and other investments, net	397,074	399,086
Investment in unconsolidated joint venture	93,878	96,680
Cash and cash equivalents	24,836	111,996
Restricted cash	4,443	3,890
Lease intangible assets, net	52,877	54,063
Accounts receivable, prepaid expenses and other assets, net	155,764	138,108
Total assets	$5,884,932	$5,966,707

Liabilities
Secured debt, net	$50,645	$66,663
Revolving credit facility	16,792	—
Term loans, net	556,307	594,246
Senior unsecured notes, net	1,733,786	1,733,566
Accounts payable and accrued liabilities	118,296	142,989
Lease intangible liabilities, net	47,583	49,713
Total liabilities	2,523,409	2,587,177

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 230,954,777 and 230,398,655 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,310	2,304
Additional paid-in capital	4,481,634	4,482,451
Cumulative distributions in excess of net income	(1,124,095)	(1,095,204)
Accumulated other comprehensive income (loss)	1,674	(10,021)
Total equity	3,361,523	3,379,530
Total liabilities and equity	$5,884,932	$5,966,707

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and related revenues (Note 4)	$109,886	$113,383
Interest and other income	10,992	2,941
Resident fees and services	42,227	36,041

Total revenues	163,105	152,365

Expenses:
Depreciation and amortization	45,256	44,375
Interest	24,972	24,443
Triple-net portfolio operating expenses	5,011	5,135
Senior housing - managed portfolio operating expenses	33,104	28,945
General and administrative	10,396	8,938
Provision for loan losses and other reserves	475	2,025

Total expenses	119,214	113,861

Other (expense) income:
Loss on extinguishment of debt	(271)	(793)
Other income	68	133
Net gain on sales of real estate	—	1,313

Total other (expense) income	(203)	653

Income before loss from unconsolidated joint venture and income tax expense	43,688	39,157

Loss from unconsolidated joint venture	(2,802)	(5,010)
Income tax expense	(284)	(700)

Net income	$40,602	$33,447

Net income, per:

Basic common share	$0.18	$0.16

Diluted common share	$0.18	$0.16

Weighted-average number of common shares outstanding, basic	230,859,993	211,450,699

Weighted-average number of common shares outstanding, diluted	231,564,970	212,624,305

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$40,602	$33,447
Other comprehensive income:
Unrealized (loss) gain, net of tax:
Foreign currency translation loss	(644)	(251)
Unrealized gain on cash flow hedges	12,339	33,789

Total other comprehensive income	11,695	33,538

Comprehensive income	$52,297	$66,985

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2020	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228
Net income	—	—	—	33,447	—	33,447
Other comprehensive income	—	—	—	—	33,538	33,538
Amortization of stock-based compensation	—	—	2,835	—	—	2,835
Common stock issuance, net	5,369,387	53	88,071	—	—	88,124
Common dividends ($0.30 per share)	—	—	—	(63,768)	—	(63,768)
Balance, March 31, 2021	215,930,202	$2,159	$4,254,134	$(746,516)	$(6,373)	$3,503,404

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2021	230,398,655	$2,304	$4,482,451	$(1,095,204)	$(10,021)	$3,379,530
Net income	—	—	—	40,602	—	40,602
Other comprehensive income	—	—	—	—	11,695	11,695
Amortization of stock-based compensation	—	—	2,673	—	—	2,673
Common stock issuance, net	556,122	6	(3,490)	—	—	(3,484)
Common dividends ($0.30 per share)	—	—	—	(69,493)	—	(69,493)
Balance, March 31, 2022	230,954,777	$2,310	$4,481,634	$(1,124,095)	$1,674	$3,361,523

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$40,602	$33,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,256	44,375
Non-cash rental and related revenues	(4,474)	(5,713)
Non-cash interest income	(547)	(412)
Non-cash interest expense	2,698	1,896
Stock-based compensation expense	2,456	2,288
Loss on extinguishment of debt	271	793
Provision for loan losses and other reserves	475	2,025
Net gain on sales of real estate	—	(1,313)
Loss from unconsolidated joint venture	2,802	5,010
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(5,457)	(2,873)
Accounts payable and accrued liabilities	(20,968)	(10,992)
Net cash provided by operating activities	63,114	68,531
Cash flows from investing activities:
Acquisition of real estate	(20,573)	(28,654)
Origination and fundings of preferred equity investments	(4,074)	—
Additions to real estate	(10,803)	(10,833)
Escrow deposits for potential investments	(3,217)	—
Repayments of loans receivable	696	628
Repayments of preferred equity investments	729	301
Net proceeds from the sales of real estate	—	3,202
Net cash used in investing activities	(37,242)	(35,356)
Cash flows from financing activities:
Net borrowings from revolving credit facility	16,577	—
Principal payments on term loans	(40,000)	(93,000)
Principal payments on secured debt	(16,067)	(709)
Payments of deferred financing costs	(6)	—
Issuance of common stock, net	(3,748)	87,654
Dividends paid on common stock	(69,275)	(63,221)
Net cash used in financing activities	(112,519)	(69,276)
Net decrease in cash, cash equivalents and restricted cash	(86,647)	(36,101)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	40	65
Cash, cash equivalents and restricted cash, beginning of period	115,886	65,523
Cash, cash equivalents and restricted cash, end of period	$29,279	$29,487
Supplemental disclosure of cash flow information:
Interest paid	$18,383	$21,620
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$5,623	$—

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its United States (“U.S.”) federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants and operators throughout the U.S. and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and a wholly owned subsidiary of Sabra is currently the only limited partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”), behavioral health facilities and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; and preferred equity investments.
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact the Company and its operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on the Company’s skilled nursing/transitional care facility and assisted living community tenants has been partially mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part I, Item 2), although these benefits on an individual tenant basis vary and may not provide enough relief to meet their rental obligations to the Company. From the beginning of the pandemic through March 31, 2022, the Company has agreed to temporary pandemic-related rent deferrals for six tenants of two to nine months of rent totaling $3.2 million, of which $0.5 million has been repaid. However, the longer the duration of the COVID-19 pandemic, the more likely that the Company’s tenants and borrowers will begin to default on these obligations, particularly if state and federal assistance is reduced or eliminated. Such defaults could materially and adversely affect the Company’s results of operations and liquidity, in addition to resulting in potential impairment charges.
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
The Company’s financial results as of and for the three months ended March 31, 2022 reflect the results of the Company’s evaluation of the impact of COVID-19 on its business including, but not limited to, its evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and the Company’s ability to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2022 and December 31, 2021 and for the three month periods ended March 31, 2022 and 2021. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2022, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2022, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2022, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Update
Issued but Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.     RECENT REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2022, the Company acquired one Senior Housing - Managed community. The investment was part of the Company’s proprietary development pipeline and was previously reflected as a preferred equity investment which had a book value of $5.6 million at the time of acquisition. During the three months ended March 31, 2021, the Company acquired one behavioral health facility and one Senior Housing - Managed community. The consideration was allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Land	$3,691	$917
Building and improvements	21,168	26,389
Tenant origination and absorption costs intangible assets	1,337	1,338
Tenant relationship intangible assets	—	10
Total consideration	$26,196	$28,654
The tenant origination and absorption costs intangible assets had an amortization period as of the date of acquisition of one year, for the acquisition completed during the three months ended March 31, 2022. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 26 years, respectively, for acquisitions completed during the three months ended March 31, 2021.
For the three months ended March 31, 2022, the Company recognized $0.9 million of total revenues and $0.1 million of net loss from the facility acquired during the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recognized $0.4 million of total revenues and $0.1 million of net income from the facilities acquired during the three months ended March 31, 2021.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2022

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	279	30,920	$3,623,501	$(499,510)	$3,123,991
Senior Housing - Leased	59	4,072	718,178	(108,364)	609,814
Senior Housing - Managed	50	5,266	1,043,235	(183,148)	860,087
Behavioral Health	13	795	418,625	(44,309)	374,316
Specialty Hospitals and Other	15	392	225,443	(37,977)	187,466
	416	41,445	6,028,982	(873,308)	5,155,674
Corporate Level			873	(487)	386
			$6,029,855	$(873,795)	$5,156,060
As of December 31, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	279	30,920	$3,617,359	$(474,534)	$3,142,825
Senior Housing - Leased	60	4,099	720,581	(104,046)	616,535
Senior Housing - Managed	49	5,140	1,012,398	(174,098)	838,300
Behavioral Health	13	795	417,659	(41,556)	376,103
Specialty Hospitals and Other	15	392	225,348	(36,623)	188,725
	416	41,346	5,993,345	(830,857)	5,162,488
Corporate Level			863	(467)	396
			$5,994,208	$(831,324)	$5,162,884

	March 31, 2022	December 31, 2021
Building and improvements	$5,175,057	$5,145,096
Furniture and equipment	265,312	262,969
Land improvements	4,003	4,295
Land	585,483	581,848
Total real estate at cost	6,029,855	5,994,208
Accumulated depreciation	(873,795)	(831,324)
Total real estate investments, net	$5,156,060	$5,162,884
Operating Leases
As of March 31, 2022, the substantial majority of the Company’s real estate properties (excluding 50 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of March 31, 2022, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $11.2 million and $28.6 million as of March 31, 2022 and December 31, 2021, respectively, and letters of credit deposited with the Company totaled approximately $82 million and $63 million as of March 31, 2022 and December 31, 2021, respectively. In addition, the Company’s tenants have deposited with the Company $16.7 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $5.1 million and $4.8 million during the three months ended March 31, 2022 and 2021, respectively.
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
The Avamere Family of Companies (“Avamere”) leases 27 facilities from the Company and has been impacted by census declines, labor cost increases and cash flow constraints as a result of the COVID-19 pandemic. In 2021, the Company concluded that its lease with Avamere should no longer be accounted for on an accrual basis and used Avamere’s $11.9 million letter of credit to fund rent. In 2022, Avamere’s lease was amended to, among other things, reduce Avamere’s annual base rent to $30.7 million from $44.1 million effective February 1, 2022.
For the three months ended March 31, 2022, no tenant relationship represented 10% or more of the Company’s total revenues.
As of March 31, 2022, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

April 1 through December 31, 2022	$305,189
2023	394,427
2024	394,817
2025	387,304
2026	370,067
Thereafter	1,410,722
$3,262,526
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.3 million for each of the three months ended March 31, 2022 and 2021.
Investment in Unconsolidated Joint Venture
The Company has a 49% equity interest in a joint venture (the “Enlivant Joint Venture”) with affiliates of TPG Real Estate, the real estate platform of TPG. TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. As of March 31, 2022, the Enlivant Joint Venture owned 158 senior housing communities.

During the second quarter of 2021, the Company re-evaluated its plans with respect to the Enlivant Joint Venture and determined that it intends to eventually exit its 49% stake. The Company revisited its estimate of the fair value of its investment in the Enlivant Joint Venture and concluded that the carrying value exceeded the estimated fair value of the investment and deemed the decline to be other-than-temporary. This resulted in the Company recording an impairment charge totaling $164.1 million during the three months ended June 30, 2021.
As of March 31, 2022, the book value of the Company’s investment in the Enlivant Joint Venture was $93.9 million which includes an unamortized basis difference of $291.8 million. The unamortized basis difference is related to the difference between the amount the Company purchased its interest in the Enlivant Joint Venture for and the historical cost basis of the assets. The Company’s book value of the Enlivant Joint Venture is presented net of the debt at the joint venture level.
The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require the Company to recognize an additional impairment charge in the future with respect to this investment. Accordingly, the amount ultimately realized by the Company for its investment in the Enlivant Joint Venture could materially differ from its estimated fair value as reflected in the consolidated balance sheets as of March 31, 2022.
Net Investment in Sales-Type Lease
As of March 31, 2022, the Company had a $25.3 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the present value of total rental payments of $2.5 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $2.6 million and allowance for credit losses of $0.2 million as of March 31, 2022. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $0.6 million for each of the three months ended March 31, 2022 and 2021, and is reflected in interest and other income on the accompanying consolidated statements of income. During the three months ended March 31, 2022 and 2021, the Company reduced its allowance for credit losses by $32,000 and increased its allowance for credit losses by $0.1 million, respectively. During the three months ended March 31, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at March 31, 2022 were as follows: $1.8 million for the remainder of 2022 and $0.8 million for 2023.

5.    ASSET HELD FOR SALE AND DISPOSITIONS
Asset Held for Sale
As of March 31, 2022, the Company determined that one senior housing community with an aggregate net book value of $2.0 million met the criteria to be classified as an asset held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. Subsequent to March 31, 2022, the Company completed the sale of the facility for a gross sales price of $2.6 million.
Dispositions
No dispositions were completed during the three months ended March 31, 2022. The following table summarizes the Company’s dispositions for the three months ended March 31, 2021 (dollars in millions):

Three Months Ended March 31,
2021
Number of facilities	2
Consideration, net of closing costs	$5.3
Net carrying value	5.0
Net gain on sale	$0.3

Net income	$0.3

The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2022 and December 31, 2021, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of March 31, 2022
Investment	Quantity as of March 31, 2022	Property Type	Principal Balance as of March 31, 2022 (1)	Book Value as of March 31, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2022
Loans Receivable:
Mortgage	2	Behavioral Health	$309,000	$309,000	$309,000	7.7%	7.7%	11/01/26 - 01/31/27
Construction	1	Senior Housing	3,343	3,345	3,347	8.0%	7.8%	09/30/22
Other	13	Multiple	39,120	35,330	36,028	6.8%	6.1%	04/01/22 - 08/31/28
	16		351,463	347,675	348,375	7.6%	7.5%
Allowance for loan losses			—	(6,851)	(6,344)
			$351,463	$340,824	$342,031
Other Investments:
Preferred Equity	7	Skilled Nursing / Senior Housing	56,034	56,250	57,055	11.0%	10.9%	N/A
Total	23		$407,497	$397,074	$399,086	8.0%	8.0%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2022, the Company has committed to provide up to $58.9 million of future funding related to one preferred equity investment and two loan receivable investments with maturity dates ranging from September 2022 to November 2026.
As of March 31, 2022 and December 31, 2021, the Company had four loans receivable investments, with an aggregate principal balance of $1.7 million and $1.8 million, respectively, that were considered to have deteriorated credit quality. As of March 31, 2022 and December 31, 2021, the book value of the outstanding loans with deteriorated credit quality was $0.1 million and $0.2 million, respectively.
During the three months ended March 31, 2022 and 2021, the Company increased its allowance for loan losses by $0.5 million and $1.9 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company had a $6.9 million and $6.3 million allowance for loan losses, respectively, and three loans receivable investments with no book value were on nonaccrual status. As of March 31, 2022 and December 31, 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

			As of March 31, 2022
Interest Rate Type	Principal Balance as of March 31, 2022 (1)	Principal Balance as of December 31, 2021 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$51,572	$67,602	2.84%	3.33%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.9 million as of each of March 31, 2022 and December 31, 2021.
(2)     Weighted average interest rate includes private mortgage insurance.
During the three months ended March 31, 2022, the Company repaid $15.4 million of debt secured by three facilities.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2022 (1)	December 31, 2021 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $3.0 million and deferred financing costs, net of $13.2 million as of March 31, 2022 and does not include discount, net of $2.9 million and deferred financing costs, net of $13.6 million as of December 31, 2021. In addition, the weighted average effective interest rate as of March 31, 2022 was 4.01%.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.88%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
The 2029 Notes were issued by the Operating Partnership and Sabra Capital Corporation, wholly owned subsidiaries of the Company, and accrue interest at a rate of 3.90% per annum. Interest is payable semiannually on April 15 and October 15 of each year.
The 2031 Notes were issued by the Operating Partnership, a wholly owned subsidiary of the Company, and accrue interest at a rate of 3.20% per annum. Interest is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2022, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $460.0 million U.S. dollar term loan and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit

Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. The Term Loans have a maturity date of September 9, 2024.
During the three months ended March 31, 2022, the Company recognized $0.3 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loan.
As of March 31, 2022, there was $16.8 million (comprised of CAD $21.0 million) outstanding under the Revolving Credit Facility and $983.2 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Canadian Dollar Offered Rate (“CDOR”) for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for CDOR or LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of March 31, 2022, the weighted average interest rate on the Revolving Credit Facility was 2.06%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of March 31, 2022, the interest rate on the U.S. dollar Term Loan was 1.70%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to CDOR plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of March 31, 2022, the interest rate on the Canadian dollar Term Loan was 2.21%.
The Company has interest rate swaps that fix the LIBOR portion of the interest rate for $436.3 million of LIBOR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 1.14% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.10%. As of March 31, 2022, the effective interest rate on both the U.S. dollar and Canadian dollar Term Loans was 2.35%. In addition, CAD $125.0 million of the Canadian dollar Term Loan is designated as a net investment hedge. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $25.0 million and $24.4 million during the three months ended March 31, 2022 and 2021, respectively. Interest expense includes non-cash interest expense of $2.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $25.4 million and $21.5 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2022 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1 through December 31, 2022	$1,449	$—	$—	$—	$1,449
2023	1,979	16,792	—	—	18,771
2024	2,034	—	559,950	—	561,984
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
Thereafter	41,874	—	—	1,250,000	1,291,874
Total Debt	51,572	16,792	559,950	1,750,000	2,378,314
Discount, net	—	—	—	(3,043)	(3,043)
Deferred financing costs, net	(927)	—	(3,643)	(13,171)	(17,741)
Total Debt, Net	$50,645	$16,792	$556,307	$1,733,786	$2,357,530
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of March 31, 2022, approximately $4.7 million of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$436,250	$436,250
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$50,414	$50,859
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$5,886	$5,441
(1) Balance includes swaps with an aggregate notional amount of $175.0 million, which accretes to $262.5 million in January 2023.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2022 and December 31, 2021 (dollars in thousands):

		Count as of March 31, 2022	Fair Value as of		Maturity Dates
Type	Designation		March 31, 2022	December 31, 2021		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	6	$6,307	$1,481	2023 - 2024	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	2,359	—	2024	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	743	1,849	2025	Accounts receivable, prepaid expenses and other assets, net
			$9,409	$3,330
Liabilities:
Interest rate swaps	Cash flow	—	$—	$3,522	2023 - 2024	Accounts payable and accrued liabilities
Interest rate collars	Cash flow	—	—	204	2024	Accounts payable and accrued liabilities
CAD term loan	Net investment	1	99,950	98,438	2024	Term loans, net
			$99,950	$102,164
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the three months ended March 31, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2022	2021
Cash Flow Hedges:
Interest rate products	$9,652	$30,598
Net Investment Hedges:
Foreign currency products	(986)	(555)
CAD term loan	(1,513)	(1,175)
	$7,153	$28,868

		Loss Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended March 31,
	Income Statement Location	2022	2021
Cash Flow Hedges:
Interest rate products	Interest expense	$(2,704)	$(3,202)
During the three months ended March 31, 2022 and 2021, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2022, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.1 million and included this amount in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recorded $0.1 million and $44,000 of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021 (in thousands):

As of March 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$9,409	$—	$9,409	$—	$—	$9,409
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,330	$—	$3,330	$(930)	$—	$2,400
Offsetting Liabilities:
Derivatives	$3,726	$—	$3,726	$(930)	$—	$2,796
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2022, the Company had no derivatives in a net liability position related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 7% to 13% with a weighted average rate of 8% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
Secured indebtedness: These instruments are presented on the accompanying consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Company utilized a rate of 5% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 whose carrying amounts do not approximate their fair value (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$351,463	$340,824	$348,881	$352,159	$342,031	$350,107
Preferred equity investments	56,034	56,250	54,870	56,805	57,055	57,784
Financial liabilities:
Senior Notes	1,750,000	1,733,786	1,669,152	1,750,000	1,733,566	1,808,781
Secured indebtedness	51,572	50,645	43,405	67,602	66,663	65,361
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2022 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$348,881	$—	$—	$348,881
Preferred equity investments	54,870	—	—	54,870
Financial liabilities:
Senior Notes	1,669,152	—	1,669,152	—
Secured indebtedness	43,405	—	—	43,405
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
Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2022, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$6,307	$—	$6,307	$—
Interest rate collars	2,359	—	2,359	—
Cross currency interest rate swaps	743	—	743	—

10.    EQUITY
Common Stock
On August 6, 2021, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement. The forward sale agreements have a one year term during which time the Company may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement.
During the three months ended March 31, 2022, no shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program. As of March 31, 2022, the Company had $475.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2022:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1, 2022	February 11, 2022	$0.30	February 28, 2022
During the three months ended March 31, 2022, the Company issued 0.6 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2022 and 2021, the Company incurred $3.3 million and $1.9 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2022	December 31, 2021
Foreign currency translation loss	$(2,617)	$(1,973)
Unrealized gain (loss) on cash flow hedges	4,291	(8,048)
Total accumulated other comprehensive income (loss)	$1,674	$(10,021)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income	$40,602	$33,447
Denominator
Basic weighted average common shares and common equivalents	230,859,993	211,450,699
Dilutive restricted stock units	704,977	1,141,455
Dilutive forward equity sale agreements	—	32,151
Diluted weighted average common shares	231,564,970	212,624,305
Net income, per:
Basic common share	$0.18	$0.16
Diluted common share	$0.18	$0.16
During the three months ended March 31, 2022, approximately 13,100 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended March 31, 2021, approximately 30,100 restricted stock units and 4,100 shares related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2022, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 4, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 31, 2022 to common stockholders of record as of the close of business on May 16, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2021 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Our investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”), behavioral health facilities, and specialty hospitals and other facilities, in each case leased to third-party operators; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in loans receivable; and preferred equity investments.
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
We employ a disciplined approach in our healthcare real estate investment strategy by investing in assets that provide attractive opportunities for dividend growth and appreciation of asset values, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value.
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
COVID-19
The ongoing COVID-19 pandemic and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility and assisted living community tenants has been partially mitigated by the assistance they have received or expect to receive from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us. From the beginning of the pandemic through March 31, 2022, we have agreed to temporary pandemic-related rent deferrals for six tenants of two to nine months of rent totaling $3.2 million, of which $0.5 million has been repaid. However, the longer the duration of the COVID-19 pandemic, the more likely that our tenants and borrowers will begin to default on these obligations, particularly if state and federal assistance is reduced or eliminated. Such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges.
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
Our financial results as of and for the three months ended March 31, 2022 reflect the results of our evaluation of the impact of COVID-19 on our business including, but not limited to, our evaluation of potential impairments of long-lived or other assets, measurement of credit losses on financial instruments, evaluation of any lease modifications, evaluation of lease accounting impact, estimates of fair value and our ability to continue as a going concern.
Acquisitions
During the three months ended March 31, 2022, we acquired one Senior Housing - Managed community for $26.2 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding this acquisition.
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2021 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2022.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2022, our investment portfolio consisted of 416 real estate properties held for investment, one asset held for sale, one investment in a sales-type lease, 16 investments in loans receivable, seven preferred equity investments and one investment in an unconsolidated joint venture. As of March 31, 2021, our investment portfolio consisted of 426 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, six preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
Comparison of results of operations for the three months ended March 31, 2022 versus the three months ended March 31, 2021 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2022	2021
Revenues:
Rental and related revenues	$109,886	$113,383	$(3,497)	(3)%	$(1,648)	$(1,849)
Interest and other income	10,992	2,941	8,051	274%	5,599	2,452
Resident fees and services	42,227	36,041	6,186	17%	3,136	3,050
Expenses:
Depreciation and amortization	45,256	44,375	881	2%	545	336
Interest	24,972	24,443	529	2%	(78)	607
Triple-net portfolio operating expenses	5,011	5,135	(124)	(2)%	(255)	131
Senior housing - managed portfolio operating expenses	33,104	28,945	4,159	14%	2,355	1,804
General and administrative	10,396	8,938	1,458	16%	—	1,458
Provision for loan losses and other reserves	475	2,025	(1,550)	(77)%	—	(1,550)
Other income (expense):
Loss on extinguishment of debt	(271)	(793)	522	(66)%	—	522
Other income	68	133	(65)	(49)%	—	(65)
Net gain on sales of real estate	—	1,313	(1,313)	(100)%	(1,313)	—
Loss from unconsolidated joint venture	(2,802)	(5,010)	2,208	(44)%	33	2,175
Income tax expense	(284)	(700)	416	(59)%	—	416
(1)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of investments/dispositions made after January 1, 2021.
(2)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 that is not a direct result of investments/dispositions made after January 1, 2021.
Rental and Related Revenues
During the three months ended March 31, 2022, we recognized $109.9 million of rental income compared to $113.4 million for the three months ended March 31, 2021. The $3.5 million net decrease in rental income is related to (i) a $3.0 million net decrease related to leases that are no longer accounted for on an accrual basis, (ii) a $2.2 million decrease from properties disposed of after January 1, 2021 and (iii) a $0.6 million decrease related to lease intangibles that have been fully amortized. The $3.0 million net decrease related to leases that are not accounted for on an accrual basis includes a $2.7 million decrease in earned cash rents and a $0.7 million decrease in non-cash rental revenue, partially offset by a $0.4 million increase in operating expense recoveries. These decreases are offset by a $1.0 million increase due to lease amendments and annual increases associated with a consumer price index component and a $0.5 million increase from properties acquired after January 1, 2021.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2022 and 2021.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the three months ended March 31, 2022, we recognized $11.0 million of interest and other income compared to $2.9 million for the three months ended March 31, 2021.

The net increase of $8.1 million is due to a $5.7 million increase in income from investments made after January 1, 2021, related to the $290.0 million Recovery Centers of America mortgage loan funded in October 2021, and a $2.3 million lease termination payment related to one skilled nursing facility during the three months ended March 31, 2022, partially offset by a $0.1 million decrease in income from investments repaid after January 1, 2021.
Resident Fees and Services
During the three months ended March 31, 2022, we recognized $42.2 million of resident fees and services compared to $36.0 million for the three months ended March 31, 2021. The $6.2 million net increase is due to a $3.1 million increase from three Senior Housing - Managed communities acquired after January 1, 2021. The remaining increase is primarily due to increased occupancy resulting from the decreasing impact of the COVID-19 pandemic and an increase in rates.
Depreciation and Amortization
During the three months ended March 31, 2022, we incurred $45.3 million of depreciation and amortization expense compared to $44.4 million for the three months ended March 31, 2021. The net increase of $0.9 million is due to a $1.3 million increase from properties acquired after January 1, 2021 and a $0.5 million increase from additions to real estate. The increases are partially offset by a $0.7 million decrease from properties disposed of after January 1, 2021 and a $0.1 million decrease due to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2022, we incurred $25.0 million of interest expense compared to $24.4 million for the three months ended March 31, 2021. The $0.5 million net increase is related to a $6.8 million increase in interest expense related to the issuance of the 2031 Notes (as defined below) and a $1.0 million increase in non-cash interest expense related to our interest rate hedges. The increase is offset by (i) a $3.8 million decrease in interest expense related to the redemption of all $300.0 million of 4.80% senior unsecured notes due 2024 in October 2021, (ii) a $3.4 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement (as defined below) and (iii) a $0.1 million decrease in interest expense related to a decrease in our mortgage debt as a result of the sales of the facilities securing the mortgage debt during 2021.
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2022, we recognized $5.0 million of triple-net portfolio operating expenses compared to $5.1 million for the three months ended March 31, 2021. The $0.1 million net decrease is primarily due to properties disposed of after January 1, 2021 and adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2022, we recognized $33.1 million of Senior Housing - Managed portfolio operating expenses compared to $28.9 million for the three months ended March 31, 2021. The $4.2 million net increase is due to (i) a $2.4 million increase related to three Senior Housing - Managed communities acquired after January 1, 2021, (ii) a $1.6 million increase in employee compensation due to increased labor rates, (iii) a $0.5 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased and (iv) a $0.4 million increase in utility expense. The increases are partially offset by (i) a $0.5 million decrease in supplies and labor needs related to the COVID-19 pandemic and (ii) a $0.5 million decrease in insurance expense.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended March 31, 2022, general and administrative expenses were $10.4 million compared to $8.9 million during the three months ended March 31, 2021. The $1.5 million net increase is related to a $0.7 million increase in compensation for our team members as a result of increased staffing and annual salary adjustments and a $0.5 million increase in professional, consulting and legal fees primarily related to environmental, social and governance (“ESG”) initiatives and a consulting arrangement with our former Chief Financial Officer.
Provision for Loan Losses and Other Reserves
During the three months ended March 31, 2022 and 2021, we recognized a $0.5 million and $2.0 million provision for loan losses and other reserves, respectively, associated with our loans receivable investments and sales-type lease. The $2.0 million provision recognized in 2021 was primarily due to one loan deemed uncollectible during the three months ended March 31, 2021.
Loss on Extinguishment of Debt
During the three months ended March 31, 2022 and 2021, we recognized a $0.3 million and $0.8 million loss on extinguishment of debt, respectively, related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loan (as defined below).
Other Income
During each of the three months ended March 31, 2022 and 2021, we recognized $0.1 million of other income primarily related to settlement payments received related to legacy Care Capital Properties investments.
Net Gain on Sales of Real Estate
During the three months ended March 31, 2022, we did not have any sales of real estate. During the three months ended March 31, 2021, we recognized an aggregate net gain on the sales of real estate of $1.3 million related to (i) a $1.0 million gain on sale of real estate due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease, and this reassessment required the recognition of the gain on sale prior to the actual sale to our tenant and (ii) $0.3 million related to the disposition of two skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Venture
During the three months ended March 31, 2022, we recognized $2.8 million of loss from our unconsolidated joint venture compared to $5.0 million of loss for the three months ended March 31, 2021. The $2.2 million net decrease in loss is related to (i) a $4.9 million increase in revenue primarily due to increased occupancy resulting from the decreasing impact of the COVID-19 pandemic, (ii) a $1.1 million decrease in interest expense primarily due to a favorable valuation adjustment on the interest rate caps and (iii) a $1.1 million decrease in basis difference depreciation due to the impairment recorded during the three months ended June 30, 2021. These increases are partially offset by (i) a $4.4 million increase in operating expenses and (ii) a $0.7 million decrease in deferred income tax benefits due to higher taxable income. The $4.4 million increase in operating expenses consists primarily of (i) a $4.0 million increase in employee related expenses primarily due to increased labor rates, (ii) a $0.4 million net increase in dining related expenses and resident entertainment expenses due to increased occupancy, and (iii) a $0.2 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased, partially offset by a $0.6 million decrease in supplies and labor needs related to the COVID-19 pandemic.
Income Tax Expense
During the three months ended March 31, 2022, we recognized $0.3 million of income tax expense compared to $0.7 million for the three months ended March 31, 2021. The $0.4 million decrease is due to lower taxable income from our Senior Housing – Managed portfolio.
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
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2022 and 2021, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$40,602	$33,447
Depreciation and amortization of real estate assets	45,256	44,375
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint venture	4,633	5,844
Net gain on sales of real estate	—	(1,313)
Net loss on sales of real estate related to unconsolidated joint venture	—	33

FFO	90,491	82,386

Stock-based compensation expense	2,456	2,288
Non-cash rental and related revenues	(4,474)	(5,713)
Non-cash interest income	(547)	(412)
Non-cash interest expense	2,698	1,896
Non-cash portion of loss on extinguishment of debt	271	793
Provision for loan losses and other reserves	475	2,025
Other non-cash adjustments related to unconsolidated joint venture	(986)	(596)
Other non-cash adjustments	183	172

AFFO	$90,567	$82,839

FFO per diluted common share	$0.39	$0.39

AFFO per diluted common share	$0.39	$0.39

Weighted average number of common shares outstanding, diluted:
FFO	231,564,970	212,624,305

AFFO	232,484,734	213,270,122

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
	Net Income		FFO		AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs	$0.2	$—	$0.2	$—	$—	$—
Interest and other income:
Lease termination income	2.3	—	2.3	—	2.3	—
Provision for loan losses and other reserves	0.5	2.0	0.5	2.0	—	—
Loss on extinguishment of debt	0.3	0.8	0.3	0.8	—	—
Other income	0.1	0.1	0.1	0.1	0.2	0.2
Loss from unconsolidated joint venture:
Deferred income tax benefit	0.1	0.8	0.1	0.8	—	—
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $1.0 billion in liquidity, consisting of unrestricted cash and cash equivalents of $24.8 million and available borrowings under our Revolving Credit Facility (as defined below) of $983.2 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
On August 6, 2021, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.
During the three months ended March 31, 2022, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program. As of March 31, 2022, we had $475.0 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $63.1 million for the three months ended March 31, 2022. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. We expect our annualized cash flows provided by operating activities to fluctuate as a result of completed investment and disposition activity, anticipated future changes in our portfolio, fluctuations in collections from tenants and borrowers, and fluctuations in the operating results of our Senior Housing - Managed communities.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $37.2 million and included $20.6 million used for the acquisition of one facility, $10.8 million used for additions to real estate, $4.1 million used to provide funding for preferred equity investments and $3.2 million used for escrow deposits for potential investments, partially offset by $0.7 million in repayments of preferred equity investments and $0.7 million in repayments of loans receivable.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities was $112.5 million and included $69.3 million of dividends paid to stockholders, $40.0 million of principal repayments on term loans, $16.1 million of principal repayments on secured debt and $3.7 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, partially offset by $16.6 million of net borrowings from our Revolving Credit Facility.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of March 31, 2022 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $3.0 million and deferred financing costs, net of $13.2 million as of March 31, 2022.
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2022, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Pursuant to a fifth amended and restated credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto effective on September 9, 2019 (the “Credit Agreement”), we have a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $460.0 million U.S. dollar term loan, a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”) and an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
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
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2022, we were in compliance with all applicable covenants under the Credit Agreement.

Secured Indebtedness. As of March 31, 2022, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$51,572	2.84%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of March 31, 2022.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of March 31, 2022, LIBOR (as defined below) and CDOR (as defined below) rates as of March 31, 2022, and including the impact of interest rate swaps and collars are $75.6 million for the remainder of 2022, $86.1 million in 2023, $80.2 million in 2024, $72.0 million in 2025, $72.0 million in 2026 and $184.7 million thereafter.
Capital Expenditures and Funding Commitments. For each of the three months ended March 31, 2022 and 2021, our aggregate capital expenditures were $10.8 million. As of March 31, 2022, our aggregate commitment for future capital expenditures was approximately $127 million. These commitments are principally for improvements to our facilities and we do not expect those commitments to exceed $96 million for the next 12 months, of which we expect $57 million to directly result in incremental rental income.
In addition, as of March 31, 2022, we have committed to provide up to $58.9 million of future funding related to one preferred equity investment and two loans receivable investments with maturity dates ranging from September 2022 to November 2026.
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
We paid dividends of $69.3 million on our common stock during the three months ended March 31, 2022. On May 4, 2022, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 31, 2022 to common stockholders of record as of May 16, 2022.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2022 and December 31, 2021 and aggregate summarized statement of loss information for the three months ended March 31, 2022 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Total assets	$41,679	$117,755
Total liabilities	2,247,111	2,287,485

	Three Months Ended March 31, 2022
Total revenues	$2,372
Total expenses	31,904
Net loss	(30,301)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 416 real estate properties held for investment as of March 31, 2022 is diversified by location across the U.S. and Canada.
For the three months ended March 31, 2022, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2022 (excluding lease termination income of $2.3 million), 51.4% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 29, 2021, CMS released a final rule updating fiscal year 2022 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.2% over fiscal year 2021 (comprised of a market basket increase of 2.7% less a forecast error adjustment of 0.8% and a productivity adjustment of 0.7%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. No adjustments were made to the PDPM rate methodology in this year’s final rule. The new payment rates became effective on October 1, 2021.
On April 11, 2022, CMS issued a proposed rule regarding fiscal year 2023 Medicare rates for skilled nursing facilities providing an estimated net decrease of 0.7% compared to fiscal year 2022 (comprised of a decrease as a result of the proposed recalibrated PDPM parity adjustment of 4.6%, partially offset by an update to the payment rates of 3.9%, which is based on (i) a market basket increase of 2.8% plus (ii) a market basket forecast error adjustment of 1.5% and less (iii) a productivity adjustment of 0.4%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The proposed payment rates would become effective on October 1, 2022.
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
The Department of Health and Human Services (“HHS”) most recently extended the COVID-19 Public Health Emergency for another 90 days, effective April 16, 2022, which allows HHS to continue providing some temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. In addition, the FMAP funding increase will remain in effect through September 30, 2022. Lastly, suspension of the Medicare sequestration is effective through March 31, 2022 after which a 1% payment adjustment will be in effect from April through June 2022, and a further 1% payment adjustment will be effective July 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2021 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

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

22.1
List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 22.1 of the Annual Report on 10-K filed by Sabra Health Care REIT, Inc. on February 22, 2022).

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

SABRA HEALTH CARE REIT, INC.

Date: May 4, 2022	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: May 4, 2022	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)