Form 10-Q
period 2022-09-30
Sabra Health Care REIT, Inc.
filed 2022-11-07
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2022, there were 230,976,606 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•epidemic diseases, pandemics or other contagious diseases, including the ongoing impact of COVID-19, and measures intended to prevent their spread, and the related impact on our tenants, operators and Senior Housing - Managed communities;
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $882,755 and $831,324 as of September 30, 2022 and December 31, 2021, respectively	$5,018,903	$5,162,884
Loans receivable and other investments, net	390,275	399,086
Investment in unconsolidated joint ventures	207,616	96,680
Cash and cash equivalents	26,289	111,996
Restricted cash	4,859	3,890
Lease intangible assets, net	48,299	54,063
Accounts receivable, prepaid expenses and other assets, net	148,674	138,108
Total assets	$5,844,915	$5,966,707

Liabilities
Secured debt, net	$49,706	$66,663
Revolving credit facility	138,551	—
Term loans, net	524,457	594,246
Senior unsecured notes, net	1,734,228	1,733,566
Accounts payable and accrued liabilities	145,217	142,989
Lease intangible liabilities, net	44,023	49,713
Total liabilities	2,636,182	2,587,177

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 230,976,606 and 230,398,655 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,310	2,304
Additional paid-in capital	4,484,769	4,482,451
Cumulative distributions in excess of net income	(1,296,868)	(1,095,204)
Accumulated other comprehensive income (loss)	18,522	(10,021)
Total equity	3,208,733	3,379,530
Total liabilities and equity	$5,844,915	$5,966,707

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues (Note 4)	$84,214	$85,367	$297,268	$309,533
Interest and other income	8,940	3,405	28,585	9,377
Resident fees and services	47,610	39,819	133,973	114,978

Total revenues	140,764	128,591	459,826	433,888

Expenses:
Depreciation and amortization	47,427	45,046	137,855	133,912
Interest	27,071	24,243	77,573	72,956
Triple-net portfolio operating expenses	5,120	5,075	14,983	15,210
Senior housing - managed portfolio operating expenses	36,705	30,761	103,835	88,607
General and administrative	9,676	8,683	28,721	26,432
(Recovery of) provision for loan losses and other reserves	(217)	(26)	(12)	1,890
Impairment of real estate	60,857	495	72,602	495

Total expenses	186,639	114,277	435,557	339,502

Other income (expense):
Loss on extinguishment of debt	(140)	(913)	(411)	(1,760)
Other income (expense)	994	277	(1,101)	386
Net (loss) gain on sales of real estate	(80)	655	(4,581)	(1,784)

Total other income (expense)	774	19	(6,093)	(3,158)

(Loss) income before loss from unconsolidated joint ventures and income tax expense	(45,101)	14,333	18,176	91,228

Loss from unconsolidated joint ventures	(4,384)	(4,018)	(9,715)	(178,817)
Income tax expense	(579)	(92)	(1,118)	(1,314)

Net (loss) income	$(50,064)	$10,223	$7,343	$(88,903)

Net (loss) income, per:

Basic common share	$(0.22)	$0.05	$0.03	$(0.41)

Diluted common share	$(0.22)	$0.05	$0.03	$(0.41)

Weighted-average number of common shares outstanding, basic	230,982,227	220,865,518	230,936,032	216,227,221

Weighted-average number of common shares outstanding, diluted	230,982,227	222,063,910	231,779,750	216,227,221

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(50,064)	$10,223	$7,343	$(88,903)
Other comprehensive income:
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	1,068	453	3,505	(16)
Unrealized gain (loss) on cash flow hedges	7,309	(423)	25,038	23,783

Total other comprehensive income	8,377	30	28,543	23,767

Comprehensive (loss) income	$(41,687)	$10,253	$35,886	$(65,136)

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, June 30, 2021	220,824,104	$2,208	$4,341,533	$(944,504)	$(16,174)	$3,383,063
Net income	—	—	—	10,223	—	10,223
Other comprehensive income	—	—	—	—	30	30
Amortization of stock-based compensation	—	—	3,124	—	—	3,124
Common stock issuance, net	33,988	1	(384)	—	—	(383)
Common dividends ($0.30 per share)	—	—	—	(66,957)	—	(66,957)
Balance, September 30, 2021	220,858,092	$2,209	$4,344,273	$(1,001,238)	$(16,144)	$3,329,100

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, June 30, 2022	230,968,872	$2,310	$4,482,239	$(1,176,968)	$10,145	$3,317,726
Net loss	—	—	—	(50,064)	—	(50,064)
Other comprehensive income	—	—	—	—	8,377	8,377
Amortization of stock-based compensation	—	—	2,657	—	—	2,657
Common stock issuance, net	7,734	—	(127)	—	—	(127)
Common dividends ($0.30 per share)	—	—	—	(69,836)	—	(69,836)
Balance, September 30, 2022	230,976,606	$2,310	$4,484,769	$(1,296,868)	$18,522	$3,208,733

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2020	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228
Net loss	—	—	—	(88,903)	—	(88,903)
Other comprehensive income	—	—	—	—	23,767	23,767
Amortization of stock-based compensation	—	—	8,816	—	—	8,816
Common stock issuance, net	10,297,277	103	172,229	—	—	172,332
Common dividends ($0.90 per share)	—	—	—	(196,140)	—	(196,140)
Balance, September 30, 2021	220,858,092	$2,209	$4,344,273	$(1,001,238)	$(16,144)	$3,329,100

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2021	230,398,655	$2,304	$4,482,451	$(1,095,204)	$(10,021)	$3,379,530
Net income	—	—	—	7,343	—	7,343
Other comprehensive income	—	—	—	—	28,543	28,543
Amortization of stock-based compensation	—	—	6,513	—	—	6,513
Common stock issuance, net	577,951	6	(4,195)	—	—	(4,189)
Common dividends ($0.90 per share)	—	—	—	(209,007)	—	(209,007)
Balance, September 30, 2022	230,976,606	$2,310	$4,484,769	$(1,296,868)	$18,522	$3,208,733

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,343	$(88,903)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,855	133,912
Non-cash rental and related revenues	4,970	10,113
Non-cash interest income	(1,683)	(1,444)
Non-cash interest expense	8,300	5,389
Stock-based compensation expense	5,367	6,987
Loss on extinguishment of debt	411	1,760
(Recovery of) provision for loan losses and other reserves	(12)	1,890
Net loss on sales of real estate	4,581	1,784
Impairment of real estate	72,602	495
Other-than-temporary impairment of unconsolidated joint venture	—	164,126
Loss from unconsolidated joint ventures	9,715	14,691
Other non-cash items	2,167	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(5,631)	13,062
Accounts payable and accrued liabilities	2,161	(5,403)
Net cash provided by operating activities	248,146	258,459
Cash flows from investing activities:
Acquisition of real estate	(83,985)	(62,116)
Origination and fundings of loans receivable	(4,500)	—
Origination and fundings of preferred equity investments	(5,813)	(4,153)
Additions to real estate	(33,809)	(29,278)
Escrow deposits for potential investments	(836)	—
Repayments of loans receivable	4,885	2,432
Repayments of preferred equity investments	4,173	683
Investment in unconsolidated joint venture	(128,019)	—
Net proceeds from the sales of real estate	62,816	15,066
Net cash used in investing activities	(185,088)	(77,366)
Cash flows from financing activities:
Net borrowings from revolving credit facility	147,353	—
Proceeds from issuance of senior unsecured notes	—	791,520
Principal payments on term loans	(63,750)	(455,000)
Principal payments on secured debt	(17,030)	(2,185)
Payments of deferred financing costs	(6)	(7,444)
Payment of contingent consideration	(2,500)	—
Issuance of common stock, net	(4,394)	172,188
Dividends paid on common stock	(207,861)	(194,311)
Net cash (used in) provided by financing activities	(148,188)	304,768
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,130)	485,861
Effect of foreign currency translation on cash, cash equivalents and restricted cash	392	34
Cash, cash equivalents and restricted cash, beginning of period	115,886	65,523
Cash, cash equivalents and restricted cash, end of period	$31,148	$551,418
Supplemental disclosure of cash flow information:
Interest paid	$68,778	$66,051
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$14,311	$—

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2022 and December 31, 2021 and for the three and nine month periods ended September 30, 2022 and 2021. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of September 30, 2022, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2022, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any limited partners’ rights and their impact on the presumption of control of the limited partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the sole general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2022, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the nine months ended September 30, 2022, the Company acquired three Senior Housing - Managed communities. Two of the investments were part of the Company’s proprietary development pipeline and were previously reflected as preferred equity investments which had an aggregate book value of $14.3 million at the time of acquisition. During the nine months ended September 30, 2021, the Company acquired two Senior Housing - Managed communities, one behavioral health facility and land to develop one skilled nursing/transitional care facility. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Land	$10,292	$3,610
Building and improvements	83,118	55,971
Tenant origination and absorption costs intangible assets	4,887	2,525
Tenant relationship intangible assets	—	10
Total consideration	$98,297	$62,116
The tenant origination and absorption costs intangible assets had a weighted-average amortization period as of the date of acquisition of one year, for the acquisitions completed during the nine months ended September 30, 2022. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 26 years, respectively, for acquisitions completed during the nine months ended September 30, 2021.
For the three and nine months ended September 30, 2022, the Company recognized $3.9 million and $6.0 million of total revenues, respectively, and $0.3 million and $0.9 million of net loss, respectively, from the facilities acquired during the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized $2.8 million and $5.5 million of total revenues, respectively, and $42,000 and $0.3 million of net income, respectively, from the facilities acquired during the nine months ended September 30, 2021.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2022

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	270	30,205	$3,438,590	$(476,998)	$2,961,592
Senior Housing - Leased	52	3,822	673,346	(107,557)	565,789
Senior Housing - Managed	54	5,669	1,115,965	(201,278)	914,687
Behavioral Health	16	965	447,427	(55,706)	391,721
Specialty Hospitals and Other	15	392	225,443	(40,685)	184,758
	407	41,053	5,900,771	(882,224)	5,018,547
Corporate Level			887	(531)	356
			$5,901,658	$(882,755)	$5,018,903

As of December 31, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	279	30,920	$3,617,359	$(474,534)	$3,142,825
Senior Housing - Leased	60	4,099	720,581	(104,046)	616,535
Senior Housing - Managed	49	5,140	1,012,398	(174,098)	838,300
Behavioral Health	13	795	417,659	(41,556)	376,103
Specialty Hospitals and Other	15	392	225,348	(36,623)	188,725
	416	41,346	5,993,345	(830,857)	5,162,488
Corporate Level			863	(467)	396
			$5,994,208	$(831,324)	$5,162,884

	September 30, 2022	December 31, 2021
Building and improvements	$5,061,024	$5,145,096
Furniture and equipment	262,323	262,969
Land improvements	4,663	4,295
Land	573,648	581,848
Total real estate at cost	5,901,658	5,994,208
Accumulated depreciation	(882,755)	(831,324)
Total real estate investments, net	$5,018,903	$5,162,884
Operating Leases
As of September 30, 2022, the substantial majority of the Company’s real estate properties (excluding 54 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of September 30, 2022, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $13.9 million and $28.6 million as of September 30, 2022 and December 31, 2021, respectively, and letters of credit deposited with the Company totaled approximately $58 million and $63 million as of September 30, 2022 and December 31, 2021, respectively. In addition, the Company’s tenants have deposited with the Company $16.2 million and $16.8 million as of September 30, 2022 and December 31, 2021, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $4.3 million and $13.7 million during the three and nine months ended September 30, 2022, respectively, and $4.6 million and $14.2 million during the three and nine months ended September 30, 2021, respectively.
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
In 2021, the Company concluded that its lease with the Avamere Family of Companies (“Avamere”) should no longer be accounted for on an accrual basis and wrote off $25.2 million of straight-line rent receivable balances, and in 2022, Avamere’s lease was amended to, among other things, reduce Avamere’s annual base rent to $30.7 million from $44.1 million effective February 1, 2022.
During the three months ended September 30, 2022, the Company concluded that its leases with North American Health Care, Inc. (“North American”) should no longer be accounted for on an accrual basis and wrote off $15.6 million of straight-line rent receivable balances related to these leases. In addition, during the three months ended September 30, 2022, the Company terminated its leases with North American; however, as of September 30, 2022, North American remained in possession of the buildings and the lease termination was therefore accounted for as a lease modification. As a result of this accounting treatment, the Company adjusted the remaining useful lives of the existing lease intangibles with respect to these leases to reflect the new estimated period of occupancy, which is expected to end as to each property when the Company has obtained all applicable governmental approvals for the transfer of the tenancy of such property to the Ensign Group or Avamere, as applicable.
For the three and nine months ended September 30, 2022, no tenant relationship represented 10% or more of the Company’s total revenues.
As of September 30, 2022, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

October 1 through December 31, 2022	$91,616
2023	353,765
2024	357,255
2025	352,443
2026	337,218
Thereafter	1,344,958
$2,837,255
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, the Company recognized government grants of $0.1 million and $0.5 million, respectively, in resident fees and services on the accompanying consolidated statements of (loss) income. No government grants were recognized in resident fees and services during the three months ended September 30, 2022 and 2021.
Capital and Other Expenditures
As of September 30, 2022, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $81 million. These commitments are principally for improvements to its facilities.

Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of September 30, 2022	Ownership as of September 30, 2022	Book Value
				September 30, 2022	December 31, 2021
Enlivant Joint Venture (1)	Senior Housing - Managed	157	49%	$87,400	$96,680
Sienna Joint Venture	Senior Housing - Managed	12	50%	120,216	—
				$207,616	$96,680
(1)    As of September 30, 2022 and December 31, 2021, the book value of the Company’s investment in the Enlivant Joint Venture (as defined below) includes an unamortized basis difference of $288.0 million and $293.7 million, respectively. The unamortized basis difference is related to the difference between the amount the Company purchased its interest in the Enlivant Joint Venture for and the historical cost basis of the assets.
During the nine months ended September 30, 2022, the Company formed a joint venture with Sienna Senior Living (the “Sienna Joint Venture”), and the Sienna Joint Venture completed the acquisition of 12 senior housing communities that are being managed by Sienna Senior Living. The gross investment by the Sienna Joint Venture totaled CAD $379.0 million, excluding acquisition costs. In addition, the Sienna Joint Venture assumed CAD $53.4 million of debt.
During the three and nine months ended September 30, 2022, the Company recognized government grants of $0.1 million and $3.5 million, respectively, in loss from unconsolidated joint ventures on the accompanying consolidated statements of (loss) income. No government grants were recognized in loss from unconsolidated joint ventures during the three and nine months ended September 30, 2021.
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
TPG also owns Enlivant, the senior housing management platform that manages the portfolio owned by the Enlivant Joint Venture. The ongoing operating performance of the Enlivant Joint Venture, as well as whether TPG is able to secure a buyer on favorable terms or at all, will impact the ultimate amounts realized from the Enlivant Joint Venture and may require the Company to recognize an additional impairment charge in the future with respect to this investment. Accordingly, the amount ultimately realized by the Company for its investment in the Enlivant Joint Venture could materially differ from its estimated fair value as reflected in the consolidated balance sheets as of September 30, 2022.
The following table presents summarized financial information for the Enlivant Joint Venture and, except for basis adjustments, other-than-temporary impairment and loss from unconsolidated joint venture, reflects the historical cost basis of the assets which pre-dated the Company’s investment in the Enlivant Joint Venture (in thousands):

	Nine Months Ended September 30,
	2022	2021
Total revenues	$237,144	$200,927
Operating expenses (1)	215,293	182,777
Net loss	(7,177)	(14,036)

Company’s share of net loss	$(3,525)	$(6,739)
Basis adjustments	5,755	7,952
Other-than-temporary impairment	—	164,126
Loss from unconsolidated joint venture	$(9,280)	$(178,817)
(1)    During the nine months ended September 30, 2022 and 2021, TPG caused the Enlivant Joint Venture to fund $12.0 million and $5.0 million, respectively, of payments to Enlivant beyond amounts contractually required under the management agreement. These payments were to support the operations of Enlivant and are reflected as operating expenses. Funding for support payments did not require capital contributions from Sabra but rather were funded with proceeds received by the Enlivant Joint Venture from TPG for the issuance of senior preferred interests or with cash on hand at the Enlivant Joint Venture.
Certain amounts in the financial information for the Enlivant Joint Venture have been reclassified to conform to Sabra’s presentation. The Company’s share of net loss in the Enlivant Joint Venture reflects its 49% equity interest and excludes certain equity-like compensation expense and the related income tax impact as such expense is not the responsibility of the Company under the terms of the joint venture agreement.
Net Investment in Sales-Type Lease
As of September 30, 2022, the Company had a $25.4 million net investment in one skilled nursing/transitional care facility leased to an operator under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the present value of total rental payments of $1.3 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $1.4 million and allowance for credit losses of $0.1 million as of September 30, 2022. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, and is reflected in interest and other income on the accompanying consolidated statements of (loss) income. During the three and nine months ended September 30, 2022, the Company reduced its allowance for credit losses by $32,000 and $0.1 million, respectively. During the three and nine months ended September 30, 2021, the Company reduced its allowance for credit losses by $26,000 and increased its allowance for credit losses by $0.1 million, respectively. During the nine months ended September 30, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at September 30, 2022 were as follows: $0.6 million for the remainder of 2022 and $0.8 million for 2023.

5.    ASSET HELD FOR SALE, IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Asset Held for Sale
As of September 30, 2022, the Company determined that one skilled nursing/transitional care facility with a net book value of $0.9 million met the criteria to be classified as an asset held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets.
Impairment of Real Estate
During the nine months ended September 30, 2022, the Company recognized $72.6 million of real estate impairment related to 10 skilled nursing/transitional care facilities that have either sold or are under contract to sell.
During the nine months ended September 30, 2021, the Company recognized $0.5 million of real estate impairment related to one skilled nursing/transitional care facility and one senior housing community that were subsequently sold.
To estimate the fair value of the impaired facilities, the Company utilized a market approach which considered binding sale agreements, non-binding offers from unrelated third parties or model-derived valuations with significant unobservable inputs (Level 3 measurements), as applicable.
The Company continues to evaluate additional assets for sale as part of its initiative to recycle capital and further improve its portfolio quality. This could lead to a shorter hold period and could result in the determination that the full amount of the Company’s investment is not recoverable, resulting in an impairment charge which could be material.

Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Nine Months Ended September 30,
	2022	2021
Number of facilities	11	8
Consideration, net of closing costs	$62.8	$17.9
Net carrying value	67.4	20.5
Net loss on sale	$(4.6)	$(2.6)

Net (loss) income (1)	$(10.0)	$1.3
(1)    In addition to net loss on sale, net (loss) income includes impairment of real estate of $8.0 million for the nine months ended September 30, 2022.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2022 and December 31, 2021, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of September 30, 2022
Investment	Quantity as of September 30, 2022	Property Type	Principal Balance as of September 30, 2022 (1)	Book Value as of September 30, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of September 30, 2022
Loans Receivable:
Mortgage	2	Behavioral Health	$309,000	$309,000	$309,000	7.7%	7.7%	11/01/26 - 01/31/27
Construction	—	—	—	—	3,347	—	—	—
Other	13	Multiple	42,774	38,960	36,028	6.9%	6.2%	11/30/22 - 08/31/28
	15		351,774	347,960	348,375	7.6%	7.5%
Allowance for loan losses			—	(6,427)	(6,344)
			$351,774	$341,533	$342,031
Other Investments:
Preferred Equity	7	Skilled Nursing / Senior Housing	48,575	48,742	57,055	10.8%	10.7%	N/A
Total	22		$400,349	$390,275	$399,086	8.0%	7.9%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of September 30, 2022, the Company has committed to provide up to $72.3 million of future funding related to three preferred equity investments and two loan receivable investments with maturity dates ranging from December 2022 to November 2026.
As of September 30, 2022 and December 31, 2021, the Company had three loans receivable investments, with an aggregate principal balance of $1.6 million and $1.7 million, respectively, that were considered to have deteriorated credit quality. As of September 30, 2022 and December 31, 2021, the book value of the outstanding loans with deteriorated credit quality was $8,000 and $0.1 million, respectively.
During the three and nine months ended September 30, 2022, the Company reduced its allowance for loan losses by $0.2 million and increased its allowance for loan losses by $0.1 million, respectively. During the three months ended

September 30, 2021, no adjustment to the Company’s allowance for loan losses was necessary, and during the nine months ended September 30, 2021, the Company increased its allowance for loan losses by $1.8 million.
As of September 30, 2022 and December 31, 2021, the Company had a $6.4 million and $6.3 million allowance for loan losses, respectively, and three loans receivable investments with no book value were on nonaccrual status. As of September 30, 2022 and December 31, 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

			As of September 30, 2022
Interest Rate Type	Principal Balance as of September 30, 2022 (1)	Principal Balance as of December 31, 2021 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$50,609	$67,602	2.84%	3.33%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.9 million as of each of September 30, 2022 and December 31, 2021.
(2)     Weighted average interest rate includes private mortgage insurance.
During the nine months ended September 30, 2022, the Company repaid $15.4 million of debt secured by three facilities.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2022 (1)	December 31, 2021 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $3.4 million and deferred financing costs, net of $12.4 million as of September 30, 2022 and does not include discount, net of $2.9 million and deferred financing costs, net of $13.6 million as of December 31, 2021. In addition, the weighted average effective interest rate as of September 30, 2022 was 4.01%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $436.3 million U.S. dollar term loan and a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $175.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
The Revolving Credit Facility has a maturity date of September 9, 2023, and includes two six-month extension options. The Term Loans have a maturity date of September 9, 2024.
During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.4 million, respectively, of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay downs of the U.S. dollar Term Loan.
As of September 30, 2022, there was $138.6 million (comprised of CAD $183.5 million) outstanding under the Revolving Credit Facility and $861.4 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Canadian Dollar Offered Rate (“CDOR”) for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Base Rate”). The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.45% per annum for CDOR or LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Base Rate. As of September 30, 2022, the weighted average interest rate on the Revolving Credit Facility was 4.84%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Base Rate. As of September 30, 2022, the interest rate on the U.S. dollar Term Loan was 4.39%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to CDOR plus an interest margin that ranges from 0.85% to 1.65% depending on the Debt Ratings. As of September 30, 2022, the interest rate on the Canadian dollar Term Loan was 5.01%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the LIBOR portion of the interest rate for $436.3 million of LIBOR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 1.14% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.10%. As of September 30, 2022, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 3.21% and 2.35%, respectively. In addition, the Canadian dollar Term Loan and the CAD $183.5 million outstanding under the Revolving Credit Facility are designated as net investment hedges. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Interest Expense
The Company incurred interest expense of $27.1 million and $77.6 million during the three and nine months ended September 30, 2022, respectively, and $24.2 million and $73.0 million during the three and nine months ended September 30, 2021, respectively. Interest expense includes non-cash interest expense of $2.8 million and $8.3 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $22.0 million and $21.5 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2022 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
October 1 through December 31, 2022	$486	$—	$—	$—	$486
2023	1,979	138,551	—	—	140,530
2024	2,034	—	527,225	—	529,259
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
Thereafter	41,874	—	—	1,250,000	1,291,874
Total Debt	50,609	138,551	527,225	1,750,000	2,466,385
Discount, net	—	—	—	(3,374)	(3,374)
Deferred financing costs, net	(903)	—	(2,768)	(12,398)	(16,069)
Total Debt, Net	$49,706	$138,551	$524,457	$1,734,228	$2,446,942
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of September 30, 2022, approximately $3.8 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$436,250	$436,250
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$50,859
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$308,500	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$—	$5,441
(1) Balance includes swaps with an aggregate notional amount of $175.0 million, which accretes to $262.5 million in January 2023.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2022 and December 31, 2021 (dollars in thousands):

		Count as of September 30, 2022	Fair Value as of		Maturity Dates
Type	Designation		September 30, 2022	December 31, 2021		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	6	$11,986	$1,481	2023 - 2024	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	6,257	—	2024	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	4,516	1,849	2025	Accounts receivable, prepaid expenses and other assets, net
			$22,759	$3,330
Liabilities:
Interest rate swaps	Cash flow	—	$—	$3,522	2023 - 2024	Accounts payable and accrued liabilities
Interest rate collars	Cash flow	—	—	204	2024	Accounts payable and accrued liabilities
CAD borrowings under Revolving Credit Facility	Net investment	1	133,551	—	2023	Revolving credit facility
CAD Term Loan	Net investment	1	90,975	98,438	2024	Term loans, net
			$224,526	$102,164

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of (loss) income and the consolidated statements of equity for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Flow Hedges:
Interest rate products	$6,817	$(3,780)	$20,146	$13,995
Net Investment Hedges:
Foreign currency products	2,253	1,077	2,840	(115)
CAD borrowings under Revolving Credit Facility	8,790	—	11,157	—
CAD term loan	5,988	2,500	7,463	(238)
	$23,848	$(203)	$41,606	$13,642

		Loss Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2022	2021	2022	2021
Cash Flow Hedges:
Interest rate products	Interest expense	$(602)	$(3,373)	$(5,264)	$(9,916)
During the three and nine months ended September 30, 2022 and 2021, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2022, the Company’s derivatives were all designated as hedging instruments. During the nine months ended September 30, 2022, the Company recorded $0.1 million of other expense related to the portion of derivatives not designated as hedging instruments and no such expense was recorded during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million of other income and $5,000 of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021 (in thousands):

As of September 30, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$22,759	$—	$22,759	$—	$—	$22,759
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,330	$—	$3,330	$(930)	$—	$2,400
Offsetting Liabilities:
Derivatives	$3,726	$—	$3,726	$(930)	$—	$2,796
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2022, the Company had no derivatives in a net liability position related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 8% to 17% with a weighted average rate of 8% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
Secured indebtedness: These instruments are presented on the accompanying consolidated balance sheets at their outstanding principal balance, net of unamortized deferred financing costs and premiums/discounts and not at fair value. The fair values of the Company’s secured debt were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Company utilized a rate of 6% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 whose carrying amounts do not approximate their fair value (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$351,774	$341,533	$344,474	$352,159	$342,031	$350,107
Preferred equity investments	48,575	48,742	49,503	56,805	57,055	57,784
Financial liabilities:
Senior Notes	1,750,000	1,734,228	1,449,726	1,750,000	1,733,566	1,808,781
Secured indebtedness	50,609	49,706	37,815	67,602	66,663	65,361
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of September 30, 2022 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$344,474	$—	$—	$344,474
Preferred equity investments	49,503	—	—	49,503
Financial liabilities:
Senior Notes	1,449,726	—	1,449,726	—
Secured indebtedness	37,815	—	—	37,815
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

Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2022, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$11,986	$—	$11,986	$—
Interest rate collars	6,257	—	6,257	—
Cross currency interest rate swaps	4,516	—	4,516	—

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
During the three and nine months ended September 30, 2022, no shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program. As of September 30, 2022, the Company had $475.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2022:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1, 2022	February 11, 2022	$0.30	February 28, 2022
May 4, 2022	May 16, 2022	$0.30	May 31, 2022
August 3, 2022	August 17, 2022	$0.30	August 31, 2022
During the nine months ended September 30, 2022, the Company issued 0.6 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2022 and 2021, the Company incurred $3.3 million and $1.9 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Income (Loss)
The following is a summary of the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation gain (loss)	$1,532	$(1,973)
Unrealized gain (loss) on cash flow hedges	16,990	(8,048)
Total accumulated other comprehensive income (loss)	$18,522	$(10,021)

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(50,064)	$10,223	$7,343	$(88,903)
Denominator
Basic weighted average common shares and common equivalents	230,982,227	220,865,518	230,936,032	216,227,221
Dilutive restricted stock units	—	1,198,392	843,718	—
Diluted weighted average common shares	230,982,227	222,063,910	231,779,750	216,227,221
Net (loss) income, per:
Basic common share	$(0.22)	$0.05	$0.03	$(0.41)
Diluted common share	$(0.22)	$0.05	$0.03	$(0.41)
During the three and nine months ended September 30, 2022, approximately 1.0 million and 10,500 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and nine months ended September 30, 2021, approximately 2,400 and 1.1 million restricted stock units, respectively, and no shares and 29,900 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2022, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On November 7, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 30, 2022 to common stockholders of record as of the close of business on November 17, 2022.

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
COVID-19
The ongoing impact of COVID-19 and measures intended to prevent its spread have negatively impacted and are expected to continue to negatively impact us and our operations in a number of ways, including but not limited to:
•Decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. While our tenants and borrowers have experienced some recent increases in occupancy, those occupancy rates are still below pre-pandemic levels. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. To date, the impact of COVID-19 on our skilled nursing/transitional care facility and assisted living community tenants has been partially mitigated by assistance from state and federal assistance programs, including through the CARES Act (as defined and further described below under “—Skilled Nursing Facility Reimbursement Rates”), although these benefits on an individual operator basis vary and may not provide enough relief to meet their rental obligations to us, and, with respect to the Provider Relief Fund under the CARES Act, has effectively ended. From the beginning of the pandemic through September 30, 2022, we have agreed to temporary pandemic-related rent deferrals for seven tenants of two to nine months of rent totaling $5.0 million, of which $1.0 million has been repaid. If our tenants and borrowers default on these obligations, such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges.
•Decreased occupancy and increased operating costs within our Senior Housing - Managed portfolio which have negatively impacted and are expected to continue to negatively impact the operating results of these investments. While our Senior Housing - Managed portfolio has experienced some recent increases in occupancy, those occupancy rates are still below pre-pandemic levels. As noted above, assistance provided to eligible assisted living operators has partially mitigated the negative impact of COVID-19 on our Senior Housing - Managed portfolio. Prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
Investment in Unconsolidated Joint Ventures
During the nine months ended September 30, 2022, we formed a joint venture with Sienna Senior Living (the “Sienna Joint Venture”), and the Sienna Joint Venture completed the acquisition of 12 senior housing communities that are being managed by Sienna Senior Living. The gross investment by the Sienna Joint Venture totaled CAD $379.0 million, excluding acquisition costs. In addition, the Sienna Joint Venture assumed CAD $53.4 million of debt.
Acquisitions
During the nine months ended September 30, 2022, we acquired three Senior Housing - Managed communities for an aggregate $98.3 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the nine months ended September 30, 2022, we completed the sale of six skilled nursing/transitional care facilities and five senior housing communities for aggregate consideration, net of closing costs, of $62.8 million. The net carrying value of the assets and liabilities of these facilities was $67.4 million, which resulted in an aggregate $4.6 million net loss on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2021 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2022.

Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of September 30, 2022, our investment portfolio consisted of 407 real estate properties held for investment, one asset held for sale, one investment in a sales-type lease, 15 investments in loans receivable, seven preferred equity investments and two investments in unconsolidated joint ventures. As of September 30, 2021, our investment portfolio consisted of 421 real estate properties held for investment, one asset held for sale, one investment in a sales-type lease, 17 investments in loans receivable, eight preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
Comparison of results of operations for the three months ended September 30, 2022 versus the three months ended September 30, 2021 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2022	2021
Revenues:
Rental and related revenues	$84,214	$85,367	$(1,153)	(1)%	$(3,424)	$2,271
Interest and other income	8,940	3,405	5,535	163%	5,003	532
Resident fees and services	47,610	39,819	7,791	20%	3,850	3,941
Expenses:
Depreciation and amortization	47,427	45,046	2,381	5%	187	2,194
Interest	27,071	24,243	2,828	12%	(76)	2,904
Triple-net portfolio operating expenses	5,120	5,075	45	1%	(188)	233
Senior housing - managed portfolio operating expenses	36,705	30,761	5,944	19%	2,968	2,976
General and administrative	9,676	8,683	993	11%	—	993
Recovery of loan losses and other reserves	(217)	(26)	(191)	735%	—	(191)
Impairment of real estate	60,857	495	60,362	12,194%	(495)	60,857
Other income (expense):
Loss on extinguishment of debt	(140)	(913)	773	(85)%	—	773
Other income	994	277	717	259%	—	717
Net (loss) gain on sales of real estate	(80)	655	(735)	(112)%	(735)	—
Loss from unconsolidated joint ventures	(4,384)	(4,018)	(366)	9%	(171)	(195)
Income tax expense	(579)	(92)	(487)	529%	—	(487)
(1)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of investments/dispositions made after July 1, 2021.
(2)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 that is not a direct result of investments/dispositions made after July 1, 2021.
Rental and Related Revenues
During the three months ended September 30, 2022, we recognized $84.2 million of rental income compared to $85.4 million for the three months ended September 30, 2021. The $1.2 million net decrease in rental income is related to a $4.0 million decrease from properties disposed of after July 1, 2021 and a $0.2 million net decrease related to leases that are no longer accounted for on an accrual basis. The $0.2 million net decrease related to leases that are not accounted for on an accrual basis includes a $7.8 million decrease in earned cash rents primarily due to the Avamere Family of Companies (“Avamere” lease amendment effective February 1, 2022 and a $1.1 million decrease in non-cash rental revenue, partially offset by an $8.6 million net decrease in write-offs of straight-line rental income receivable. During the three months ended September 30, 2022, we wrote off $16.6 million in straight-line rental income receivables primarily due to the termination of the North American Health Care, Inc. (“North American”)leases compared to $25.2 million in straight-line rental income receivable write-offs during the three months ended September 30, 2021 related to the Avamere leases. These decreases are partially offset by (i) a $1.4 million increase due to lease amendments and annual increases associated with a consumer price index component, (ii) a $0.5 million increase from properties acquired after July 1, 2021 and (iii) a $1.1 million increase related to facilities transferred to new operators.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2022 and 2021.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the three months ended September 30, 2022, we recognized $8.9 million of interest and other income compared to $3.4 million for the three months ended September 30, 2021. The net increase of $5.5 million is due to (i) a $5.6 million increase in income from investments made after July 1, 2021, primarily related to the $290.0 million Recovery Centers of America mortgage loan funded in October 2021 (“RCA Loan”) and (ii) $0.4 million in late fee income, partially offset by a $0.6 million decrease in income from investments repaid after July 1, 2021.
Resident Fees and Services
During the three months ended September 30, 2022, we recognized $47.6 million of resident fees and services compared to $39.8 million for the three months ended September 30, 2021. The $7.8 million increase is due to (i) a $3.9 million increase from three Senior Housing - Managed communities acquired after July 1, 2021, (ii) a $3.5 million increase related to increased occupancy and an increase in rates and (iii) $0.4 million related to two facilities that were transitioned to Senior Housing - Managed communities after July 1, 2021.
Depreciation and Amortization
During the three months ended September 30, 2022, we incurred $47.4 million of depreciation and amortization expense compared to $45.0 million for the three months ended September 30, 2021. The net increase of $2.4 million is due to (i) a $1.7 million increase due to the acceleration of lease intangible amortization related to facilities transitioned to new operators and lease terminations, (ii) a $1.5 million increase from properties acquired after July 1, 2021 and (iii) a $0.6 million increase from additions to real estate, partially offset by a $1.3 million decrease from properties disposed of after July 1, 2021.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2022, we incurred $27.1 million of interest expense compared to $24.2 million for the three months ended September 30, 2021. The $2.8 million net increase is related to a $6.7 million increase in interest expense related to the issuance of the 2031 Notes (as defined below) and a $1.1 million increase in non-cash interest expense related to our interest rate hedges. The increases are partially offset by (i) a $3.8 million decrease in interest expense related to the redemption of all $300.0 million of 4.80% senior unsecured notes due 2024 in October 2021, (ii) a $0.8 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement (as defined below) and (iii) a $0.3 million decrease in interest expense related to a decrease in our mortgage debt as a result of the repayment of debt secured by three facilities during 2022 and the sales of two facilities securing the mortgage debt during 2021.
Triple-Net Portfolio Operating Expenses
During each of the three months ended September 30, 2022 and 2021, we recognized $5.1 million of triple-net portfolio operating expenses. Triple-net portfolio operating expenses decreased $0.2 million due to properties disposed of after July 1, 2021, offset by a $0.2 million adjustment to our estimates related to property taxes.

Senior Housing - Managed Portfolio Operating Expenses
During the three months ended September 30, 2022, we recognized $36.7 million of Senior Housing - Managed portfolio operating expenses compared to $30.8 million for the three months ended September 30, 2021. The $5.9 million net increase is due to (i) a $3.0 million increase related to three Senior Housing - Managed communities acquired after July 1, 2021, (ii) a $1.6 million increase in employee compensation primarily due to increased labor rates and staffing, (iii) a $0.4 million increase in utility expense, (iv) a $0.3 million increase related to two facilities that were transitioned to Senior Housing - Managed communities after July 1, 2021 and (v) a $0.5 million increase in management fees and dining expenses due to increased occupancy.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended September 30, 2022, general and administrative expenses were $9.7 million compared to $8.7 million during the three months ended September 30, 2021. The $1.0 million net increase is related to a $0.5 million increase in compensation for our team members as a result of increased staffing and annual salary adjustments and a $0.5 million increase in professional, consulting and legal fees primarily related to environmental, social and governance (“ESG”) initiatives and a consulting arrangement with our former Chief Financial Officer.
Recovery of Loan Losses and Other Reserves
During the three months ended September 30, 2022 and 2021, we recognized a $0.2 million and $26,000 recovery of loan losses and other reserves, respectively, associated with our loans receivable investments and sales-type lease.
Impairment of Real Estate
During the three months ended September 30, 2022, we recognized $60.9 million of impairment of real estate related to six skilled nursing/transitional care facilities that are under contract to sell. During the three months ended September 30, 2021, we recognized $0.5 million of impairment of real estate related to one skilled nursing/transitional care facility and one senior housing community that were subsequently sold.
Loss on Extinguishment of Debt
During the three months ended September 30, 2022 and 2021, we recognized a $0.1 million and $0.9 million loss on extinguishment of debt, respectively, related to write-offs of deferred financing costs in connection with the partial pay downs of the U.S. dollar Term Loan (as defined below).
Other Income
During the three months ended September 30, 2022 and 2021, we recognized $1.0 million and $0.3 million of other income, respectively, primarily related to settlement payments received related to legacy Care Capital Properties (“CCP”) investments.
Net (Loss) Gain on Sales of Real Estate
During the three months ended September 30, 2022, we recognized an aggregate net loss on the sales of real estate of $0.1 million related to the disposition of three skilled nursing/transitional care facilities. During the three months ended September 30, 2021, we recognized an aggregate net gain on the sales of real estate of $0.7 million related to the disposition of four senior housing communities.
Loss from Unconsolidated Joint Ventures
During the three months ended September 30, 2022, we recognized $4.4 million of loss from our unconsolidated joint ventures compared to $4.0 million of loss for the three months ended September 30, 2021. The $0.4 million net increase in loss is related to a $0.2 million increase in loss from our joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”) and $0.2 million of net loss, including $1.5 million of depreciation expense, from 12 senior housing communities acquired by the Sienna Joint Venture after July 1, 2021.
The $0.2 million increase in loss from the Enlivant Joint Venture is due to a $5.7 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of September 30, 2022 consisting primarily of (i) a $3.5 million increase in employee related expenses primarily due to increased labor rates and staffing, (ii) a $2.3 million increase in support payments paid to the manager of the Enlivant Joint Venture with proceeds received from the issuance of senior preferred interests to TPG in 2022 and (iii) a $0.3 million increase in dining expenses primarily due to increased occupancy, partially offset by a $0.4 million decrease in property taxes primarily due to a change in estimates. These decreases are offset by a $4.8 million increase in revenue from the facilities owned by the Enlivant Joint Venture as of September 30, 2022 primarily due to increased occupancy and an increase in rates.
Income Tax Expense
During the three months ended September 30, 2022, we recognized $0.6 million of income tax expense compared to $0.1 million for the three months ended September 30, 2021. The $0.5 million increase is due to higher taxable income from our Senior Housing – Managed portfolio.
Comparison of results of operations for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2022	2021
Revenues:
Rental and related revenues	$297,268	$309,533	$(12,265)	(4)%	$(7,163)	$(5,102)
Interest and other income	28,585	9,377	19,208	205%	16,441	2,767
Resident fees and services	133,973	114,978	18,995	17%	8,341	10,654
Expenses:
Depreciation and amortization	137,855	133,912	3,943	3%	769	3,174
Interest	77,573	72,956	4,617	6%	(231)	4,848
Triple-net portfolio operating expenses	14,983	15,210	(227)	(1)%	(621)	394
Senior housing - managed portfolio operating expenses	103,835	88,607	15,228	17%	7,058	8,170
General and administrative	28,721	26,432	2,289	9%	—	2,289
(Recovery of ) provision for loan losses and other reserves	(12)	1,890	(1,902)	(101)%	—	(1,902)
Impairment of real estate	72,602	495	72,107	14,567%	7,553	64,554
Other income (expense):
Loss on extinguishment of debt	(411)	(1,760)	1,349	(77)%	—	1,349
Other (expense) income	(1,101)	386	(1,487)	(385)%	—	(1,487)
Net loss on sales of real estate	(4,581)	(1,784)	(2,797)	157%	(2,797)	—
Loss from unconsolidated joint ventures	(9,715)	(178,817)	169,102	(95)%	(146)	169,248
Income tax expense	(1,118)	(1,314)	196	(15)%	—	196
(1)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of investments/dispositions made after January 1, 2021.
(2)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 that is not a direct result of investments/dispositions made after January 1, 2021.
Rental and Related Revenues
During the nine months ended September 30, 2022, we recognized $297.3 million of rental income compared to $309.5 million for the nine months ended September 30, 2021. The $12.3 million net decrease in rental income is related to (i) an $8.8 million decrease from properties disposed of after January 1, 2021, (ii) an $8.5 million net decrease related to leases that are no longer accounted for on an accrual basis and (iii) a $0.7 million decrease related to lease intangibles that have been fully amortized. The $8.5 million net decrease related to leases that are not accounted for on an accrual basis includes a $14.2 million decrease in earned cash rents primarily due to the Avamere lease amendment effective February 1, 2022 and a $2.6 million decrease in non-cash rental revenue, partially offset by an $8.2 million net decrease in write-offs of straight-line rental income receivable. During the nine months ended September 30, 2022, we wrote off $17.1 million in straight-line rental income receivables primarily due to the termination of the North American leases compared to $25.2 million in straight-line rental income receivable write-offs during the nine months ended September 30, 2021 related to the Avamere leases. These decreases are partially offset by a $3.9 million increase due to lease amendments and annual increases associated with a consumer price index component and a $1.6 million increase from properties acquired after January 1, 2021.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2022 and 2021.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the nine months ended September 30, 2022, we recognized $28.6 million of interest and other income compared to $9.4 million for the nine months ended September 30, 2021. The net increase of $19.2 million is due to (i) a $17.3 million increase in income from investments made after January 1, 2021, primarily related to the RCA Loan, (ii) a $2.3 million lease termination payment related to one skilled nursing/transitional care facility during the nine months ended September 30, 2022 and (iii) $0.4 million in late fee income, partially offset by a $0.9 million decrease in income from investments repaid after January 1, 2021.
Resident Fees and Services
During the nine months ended September 30, 2022, we recognized $134.0 million of resident fees and services compared to $115.0 million for the nine months ended September 30, 2021. The $19.0 million increase is due to (i) a $10.7 million increase related to increased occupancy and an increase in rates, (ii) an $8.3 million increase from five Senior Housing - Managed communities acquired after January 1, 2021 and (iii) $0.4 million related to two facilities that were transitioned to Senior Housing - Managed communities after January 1, 2021, partially offset by a $0.4 million decrease in government grant income.
Depreciation and Amortization
During the nine months ended September 30, 2022, we incurred $137.9 million of depreciation and amortization expense compared to $133.9 million for the nine months ended September 30, 2021. The $3.9 million net increase is due to (i) a $3.8 million increase from properties acquired after January 1, 2021, (ii) a $1.7 million increase due to the acceleration of lease intangible amortization related to facilities transitioned to new operators and lease terminations and (iii) a $1.5 million increase from additions to real estate. The increases are partially offset by a $3.0 million decrease from properties disposed of after January 1, 2021 and a $0.1 million decrease related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2022, we incurred $77.6 million of interest expense compared to $73.0 million for the nine months ended September 30, 2021. The $4.6 million net increase is related to a $20.3 million increase in interest expense related to the issuance of the 2031 Notes and a $3.1 million increase in non-cash interest expense related to our interest rate hedges. The increases are partially offset by (i) an $11.5 million decrease in interest expense related to the redemption of all $300.0 million of 4.80% senior unsecured notes due 2024 in October 2021, (ii) a $6.6 million decrease in interest expense related to a reduction in the borrowings outstanding under the Credit Agreement and (iii) a $0.6 million decrease in interest expense related to a decrease in our mortgage debt as a result of the repayment of debt secured by three facilities during 2022 and the sales of two facilities securing the mortgage debt during 2021.
Triple-Net Portfolio Operating Expenses
During the nine months ended September 30, 2022, we recognized $15.0 million of triple-net portfolio operating expenses compared to $15.2 million for the nine months ended September 30, 2021. The $0.2 million net decrease is primarily due to properties disposed of after January 1, 2021 and an adjustment to our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the nine months ended September 30, 2022, we recognized $103.8 million of operating expenses compared to $88.6 million for the nine months ended September 30, 2021. The $15.2 million net increase is due to (i) a $7.1 million increase related to five Senior Housing - Managed communities acquired after January 1, 2021, (ii) a $5.1 million increase in employee compensation primarily due to increased labor rates and staffing, (iii) a $1.2 million increase in utility expense, (iv) a $1.2 million increase in management fees and dining expenses due to increased occupancy, (v) a $0.6 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased, (vi) a $0.4 million increase in expenses due to increased marketing activity and (v) $0.3 million related to two facilities that were transitioned to Senior Housing - Managed communities after January 1, 2021, partially offset by a $0.8 million decrease in supplies and labor needs related to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the nine months ended September 30, 2022, general and administrative expenses were $28.7 million compared to $26.4 million during the nine months ended September 30, 2021. The $2.3 million net increase is related to (i) a $1.7 million increase in compensation for our team members as a result of increased staffing and annual salary adjustments, (ii) a $1.5 million increase in professional, consulting and legal fees primarily related to ESG initiatives and a consulting arrangement with our former Chief Financial Officer and (iii) a $0.2 million severance payment made to our former Executive Vice President of Portfolio Management. The increases are partially offset by a $1.6 million net decrease in stock-based compensation primarily due to changes in performance-based vesting assumptions on management’s equity compensation.
(Recovery of) Provision for Loan Losses and Other Reserves
During the nine months ended September 30, 2022 and 2021, we recognized a $12,000 recovery of and $1.9 million provision for loan losses and other reserves, respectively, associated with our loans receivable investments and sales-type lease. The $1.9 million provision recognized in 2021 was primarily due to one loan deemed uncollectible during the nine months ended September 30, 2021.
Impairment of Real Estate
During the nine months ended September 30, 2022, we recognized $72.6 million of impairment of real estate related to 10 skilled nursing/transitional care facilities that have either sold or are under contract to sell. During the nine months ended September 30, 2021, we recognized $0.5 million of impairment of real estate related to one skilled nursing/transitional care facility and one senior housing community that were subsequently sold.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2022 and 2021, we recognized a $0.4 million and $1.8 million loss on extinguishment of debt, respectively, related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Term Loan.
Other (Expense) Income
During the nine months ended September 30, 2022, we recognized $1.1 million of other expense primarily related to a $2.2 million foreign currency transaction loss related to our Canadian borrowings, partially offset by $1.0 million of other income related to settlement payments received related to legacy CCP investments. During the nine months ended September 30, 2021, we recognized $0.4 million of other income primarily related to settlement payments received related to legacy CCP investments.
Net Loss on Sales of Real Estate
During the nine months ended September 30, 2022, we recognized an aggregate net loss on the sales of real estate of $4.6 million related to the disposition of six skilled nursing/transitional care facilities and five senior housing communities. During the nine months ended September 30, 2021, we recognized an aggregate net loss on the sales of real estate of $1.8 million that includes a $2.6 million loss related to the disposition of four skilled nursing/transitional care facilities and four senior housing communities, partially offset by a $1.0 million gain due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease, and this reassessment required the recognition of the gain on sale prior to the actual sale to our tenant.
Loss from Unconsolidated Joint Ventures
During the nine months ended September 30, 2022, we recognized $9.7 million of loss from our unconsolidated joint ventures compared to $178.8 million of loss for the nine months ended September 30, 2021. The $169.1 million net decrease in loss is related to a $169.5 million decrease in loss from the Enlivant Joint Venture, partially offset by $0.4 million of net loss, including $2.0 million of depreciation expense and $0.3 million of transaction costs, from 12 senior housing communities acquired by the Sienna Joint Venture during the nine months ended September 30, 2022.
The $169.5 million decrease in loss from the Enlivant Joint Venture is due to (i) a $164.1 million other-than-temporary impairment recorded during the nine months ended September 30, 2021 (see Note 4, “Investment in Real Estate Properties” in the Notes to Consolidated Financial Statements for additional information regarding the impairment), (ii) a $14.2 million increase in revenue from the facilities owned by the Enlivant Joint Venture as of September 30, 2022, primarily due to increased occupancy and an increase in rates, (iii) $3.5 million of government grant income recognized during the nine months ended September 30, 2022, (iv) a $2.6 million decrease in depreciation primarily related to the other-than-temporary impairment recorded during the nine months ended September 30, 2021, (v) a $1.4 million decrease in interest expense primarily due to a favorable valuation adjustment on the interest rate caps and (vi) a $0.2 million gain on sale related to one senior housing community sold by the Enlivant Joint Venture during the nine months ended September 30, 2022. These decreases in loss are partially offset by a $16.0 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of September 30, 2022 and a $0.8 million decrease in deferred tax benefit due to higher taxable income. The $16.0 million increase in operating expenses consists primarily of (i) a $11.2 million increase in employee compensation primarily due to increased labor rates and staffing, (ii) a $3.4 million increase in support payments paid to the manager of the Enlivant Joint Venture with proceeds received from the issuance of senior preferred interests to TPG in 2022 and cash on hand at the Enlivant Joint Venture in 2021, (iii) a $1.2 million increase in management fees and dining expenses primarily due to increased occupancy, (iv) a $0.6 million increase in utility expense and (v) a $0.5 million increase in marketing expense due to increased activity, partially offset by a $1.4 million decrease in supply needs related to the COVID-19 pandemic.
Income Tax Expense
During the nine months ended September 30, 2022, we recognized $1.1 million of income tax expense compared to $1.3 million for the nine months ended September 30, 2021. The $0.2 million decrease is due to lower taxable income from our Senior Housing - Managed portfolio.

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

The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2022 and 2021, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(50,064)	$10,223	$7,343	$(88,903)
Depreciation and amortization of real estate assets	47,427	45,046	137,855	133,912
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	6,090	4,806	15,856	16,529
Net loss (gain) on sales of real estate	80	(655)	4,581	1,784
Net loss (gain) on sales of real estate related to unconsolidated joint ventures	—	15	(220)	30
Impairment of real estate	60,857	495	72,602	495
Other-than-temporary impairment of unconsolidated joint ventures	—	—	—	164,126

FFO	64,390	59,930	238,017	227,973

Stock-based compensation expense	2,117	2,428	5,367	6,987
Non-cash rental and related revenues	13,031	20,740	4,970	10,113
Non-cash interest income	(589)	(530)	(1,683)	(1,444)
Non-cash interest expense	2,798	1,744	8,300	5,389
Non-cash portion of loss on extinguishment of debt	140	913	411	1,760
(Recovery of) provision for loan losses and other reserves	(217)	(26)	(12)	1,890
Other adjustments related to unconsolidated joint ventures	(2,378)	(150)	(4,056)	(1,364)
Other adjustments	36	(213)	2,430	320

AFFO	$79,328	$84,836	$253,744	$251,624

FFO per diluted common share	$0.28	$0.27	$1.03	$1.05

AFFO per diluted common share	$0.34	$0.38	$1.09	$1.15

Weighted average number of common shares outstanding, diluted:
FFO	231,993,295	222,063,910	231,779,750	217,385,804

AFFO	232,858,600	222,542,049	232,810,528	217,906,904

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	Net Income (Loss)		FFO		AFFO		Net Income (Loss)		FFO		AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs	$16.6	$25.2	$16.6	$25.2	$—	$—	$16.7	$25.2	$16.7	$25.2	$—	$—
Resident fees and services:
Grant income under government programs (1)	—	—	—	—	—	—	0.1	0.5	0.1	0.5	0.1	0.5
Interest and other income:
Lease termination income	—	—	—	—	—	—	2.3	—	2.3	—	2.3	—
(Recovery of) provision for loan losses and other reserves	(0.2)	—	(0.2)	—	—	—	—	1.9	—	1.9	—	—
Loss on extinguishment of debt	0.1	0.9	0.1	0.9	—	—	0.4	1.8	0.4	1.8	—	—
Other income (expense)	1.0	0.3	1.0	0.3	1.0	0.2	(1.1)	0.4	(1.1)	0.4	1.2	0.4
Loss from unconsolidated joint ventures:
Grant income under government programs (1)	0.1	—	0.1	—	0.1	—	3.5	—	3.5	—	3.5	—
Deferred income tax benefit	0.8	0.4	0.8	0.4	—	—	1.2	2.0	1.2	2.0	—	—
Support payment paid to joint venture manager (2)	2.3	—	2.3	—	2.3	—	5.9	2.5	5.9	2.5	5.9	2.5
Other-than-temporary impairment of unconsolidated joint ventures	—	—	—	—	—	—	—	164.1	—	—	—	—
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
Liquidity and Capital Resources
As of September 30, 2022, we had approximately $887.7 million in liquidity, consisting of unrestricted cash and cash equivalents of $26.3 million and available borrowings under our Revolving Credit Facility (as defined below) of $861.4 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $2.0 billion plus CAD $125.0 million), subject to terms and conditions.
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
During the three and nine months ended September 30, 2022, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program. As of September 30, 2022, we had $475.0 million available under the ATM Program.
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
Our long-term liquidity requirements consist primarily of future investments in properties, including any improvements or renovations of current or newly-acquired properties, as well as scheduled debt maturities. We expect to meet these liquidity needs using the sources above as well as the proceeds from issuances of common stock, preferred stock, debt or other securities, additional borrowings, including mortgage debt or a new or refinanced credit facility, and proceeds from the sale of properties. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions.
Cash Flows from Operating Activities
Net cash provided by operating activities was $248.1 million for the nine months ended September 30, 2022. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $185.1 million and included $128.0 million used for the investment in an unconsolidated joint venture, $84.0 million used for the acquisition of three facilities, $33.8 million used for additions to real estate, $5.8 million used to provide funding for preferred equity investments, $4.5 million used to provide funding for a loan receivable and $0.8 million used for escrow deposits for potential investments, partially offset by $62.8 million of net proceeds from the sales of real estate, $4.9 million in repayments of loans receivable and $4.2 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was $148.2 million and included $207.9 million of dividends paid to stockholders, $63.8 million of principal repayments on term loans, $17.0 million of principal repayments on secured debt, $4.4 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, and a $2.5 million payment of contingent consideration, partially offset by $147.4 million of net borrowings from our Revolving Credit Facility.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of September 30, 2022 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $3.4 million and deferred financing costs, net of $12.4 million as of September 30, 2022.
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2022, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Pursuant to a fifth amended and restated credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto effective on September 9, 2019 (the “Credit Agreement”), we have a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $436.3 million U.S. dollar term loan, a CAD $125.0 million Canadian dollar term loan (collectively, the “Term Loans”) and an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
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
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of September 30, 2022, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of September 30, 2022, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$50,609	2.84%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of September 30, 2022.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of September 30, 2022, LIBOR (as defined below) and CDOR (as defined below) rates as of September 30, 2022, and including the impact of interest rate swaps and collars are $29.4 million for the remainder of 2022, $97.5 million in 2023, $85.4 million in 2024, $72.0 million in 2025, $72.0 million in 2026 and $184.7 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the nine months ended September 30, 2022 and 2021, our aggregate capital expenditures were $33.8 million and $29.3 million, respectively. As of September 30, 2022, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $81 million, of which $73 million will directly result in incremental rental income, and approximately $63 million will be spent over the next 12 months. Additionally, as of September 30, 2022, anticipated capital expenditures related to our Senior Housing - Managed communities was approximately $40 million, of which we expect to spend approximately $27 million over the next 12 months.
In addition, as of September 30, 2022, we have committed to provide up to $72.3 million of future funding related to three preferred equity investments and two loans receivable investments with maturity dates ranging from December 2022 to November 2026.
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
We paid dividends of $207.9 million on our common stock during the nine months ended September 30, 2022. On November 7, 2022, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 30, 2022 to common stockholders of record as of November 17, 2022.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of September 30, 2022 and December 31, 2021 and aggregate summarized statement of loss information for the nine months ended September 30, 2022 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Total assets	$52,353	$117,755
Total liabilities	2,227,191	2,287,485

	Nine Months Ended September 30, 2022
Total revenues	$2,412
Total expenses	93,204
Net loss	(91,959)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 407 real estate properties held for investment as of September 30, 2022 is diversified by location across the U.S. and Canada.
For the three and nine months ended September 30, 2022, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the nine months ended September 30, 2022 (excluding lease termination income of $2.3 million), 47.8% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 29, 2021, CMS released a final rule updating fiscal year 2022 Medicare rates for skilled nursing facilities providing an estimated net increase of 1.2% over fiscal year 2021 (comprised of a market basket increase of 2.7% less a forecast error adjustment of 0.8% and a productivity adjustment of 0.7%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. No adjustments were made to the PDPM rate methodology in the final rule. The new payment rates became effective on October 1, 2021.
On July 29, 2022, CMS issued a final rule regarding fiscal year 2023 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.7% compared to fiscal year 2022 comprised of an increase as a result of an update to the payment rates of 5.1% (which is based on (i) a market basket increase of 3.9% plus (ii) a market basket forecast error adjustment of 1.5% and less (iii) a productivity adjustment of 0.3%), partially offset by the recalibrated PDPM parity adjustment of 2.3% (the total PDPM parity adjustment is 4.6%, and it is being phased in over a two-year period). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates became effective on October 1, 2022.
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
The Department of Health and Human Services (“HHS”) most recently extended the COVID-19 Public Health Emergency for another 90 days, effective October 13, 2022, which allows HHS to continue providing some temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. In addition, the FMAP funding increase will remain in effect through March 31, 2023. Lastly, suspension of the Medicare sequestration was effective through March 31, 2022 after which a 1% payment adjustment was in effect from April through June 2022, and a further 1% payment adjustment became effective July 1, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SABRA HEALTH CARE REIT, INC.

Date: November 7, 2022	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: November 7, 2022	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)