Form 10-K
period 2022-12-31
Sabra Health Care REIT, Inc.
filed 2023-02-21
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.2 billion
As of February 14, 2023, there were 231,159,401 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022, are incorporated by reference in Part III herein.

SABRA HEALTH CARE REIT, INC. AND SUBSIDIARIES

References throughout this document to “Sabra,” “we,” “our,” “ours” and “us” refer to Sabra Health Care REIT, Inc. and its direct and indirect consolidated subsidiaries and not any other person.
STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “10-K”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, tenants, borrowers and Senior Housing - Managed communities (as defined below), the expected amounts and timing of dividends and other distributions, projected expenses and capital expenditures, competitive position, growth opportunities, potential investments, potential dispositions, plans and objectives for future operations, and compliance with and changes in governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•pandemics or epidemics, including COVID-19, and the related impact on our tenants, borrowers and Senior Housing - Managed communities;
•increased labor costs and historically low unemployment;
•increases in market interest rates and inflation;
•operational risks with respect to our Senior Housing - Managed communities;
•competitive conditions in our industry;
•the loss of key management personnel;
•uninsured or underinsured losses affecting our properties;
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
•increased operating costs and competition for our tenants, borrowers and Senior Housing - Managed communities;
•increased healthcare regulation and enforcement;
•our tenants’ dependency on reimbursement from governmental and other third-party payor programs;
•the effect of our tenants, operators or borrowers declaring bankruptcy or becoming insolvent;
•our ability to find replacement tenants and the impact of unforeseen costs in acquiring new properties;
•the impact of litigation and rising insurance costs on the business of our tenants;
•the impact of required regulatory approvals of transfers of healthcare properties;
•environmental compliance costs and liabilities associated with real estate properties we own;
•our tenants’, borrowers’ or operators’ failure to adhere to applicable privacy and data security laws, or a material breach of our or our tenants’, borrowers’ or operators’ information technology;
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
•changes and uncertainty in macroeconomic conditions and disruptions in the financial markets;
•risks associated with our ownership of property outside the U.S., including currency fluctuations;
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
TENANT AND BORROWER INFORMATION

This 10-K includes information regarding our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. The information related to our tenants and borrowers that is provided in this 10-K has been provided by, or derived from information provided by, such tenants and borrowers. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for informational purposes only.

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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities, select behavioral health and addiction treatment centers, and acute care and other hospitals. The primary growth drivers of the nursing home and senior housing industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2017 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 3.7% between 2016 and 2025. Further, life expectancy is expected to increase to 81.7 years in 2030 from 79.7 years in 2017. In addition, the National Investment Center for Seniors Housing and Care, a leading industry data provider, estimates that as of the fourth quarter of 2019, only 10.3% of nursing home and senior housing properties were owned by publicly traded REITs. The highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2021-2030 published by the Centers for Medicare & Medicaid

Services (“CMS”), nursing home expenditures are projected to grow from approximately $182 billion in 2021 to approximately $273 billion in 2030, representing a compounded annual growth rate of 4.6%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include addiction treatment centers and acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2021-2030, hospital care expenditures are projected to grow from approximately $1.3 trillion in 2021 to approximately $2.2 trillion in 2030, representing a compounded annual growth rate of 5.7%. According to the 2021 National Survey on Drug Use and Health, addiction and mental illness are ongoing public health crises in the U.S. with approximately 44 million people classified as needing substance abuse treatment but less than 10% receiving such treatment and approximately 14 million people identified with serious mental illness but less than 50% receiving treatment, including inpatient or outpatient mental health services, prescription medication for a mental health issue or virtual (i.e., telehealth) services. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
While the factors described above indicate projected growth for our industry, increases in interest rates, labor shortages, supply chain disruptions, high inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital. In addition, COVID-19 has negatively impacted operators and generally resulted in decreased occupancy and increased labor costs. It is difficult to predict the duration of the effects of these economic and market conditions and of COVID-19 on the industry.
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
In addition, revenues from our properties are dependent on the ability of our tenants and Senior Housing - Managed communities to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients, and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility, and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and Senior Housing - Managed communities to compete successfully for residents and patients at the properties.
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, memory care and select behavioral health and addiction treatment centers and hospitals. As of December 31, 2022, our investment portfolio consisted of 402 real estate properties held for investment, one investment in a sales-type lease, 12 investments in loans receivable, seven preferred equity investments and three investments in unconsolidated joint ventures. Of our 402 properties held for investment as of December 31, 2022, we owned fee title to 397 properties and title under ground leases for five properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2022:
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
•Behavioral Health Facilities
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

Other facilities. Other facilities include facilities other than those described above that are not classified as skilled nursing/transitional care, senior housing or behavioral health.
Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2022 and exclude our unconsolidated joint ventures which consist of 172 facilities and 8,694 units (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	36	5	6	—	13	60	14.9%
California	24	—	2	3	1	30	7.5
Kentucky	25	1	—	1	1	28	7.0
Oregon	15	1	3	—	—	19	4.7
Indiana	12	4	1	2	—	19	4.7
Washington	15	—	2	—	—	17	4.2
North Carolina	13	—	2	—	—	15	3.7
Missouri	12	—	1	1	—	14	3.5
Massachusetts	12	—	—	—	—	12	3.0
Michigan	1	6	4	—	—	11	2.8
Other (31 states & Canada)	99	30	38	10	—	177	44.0

Total	264	47	59	17	15	402	100.0%

% of Total	65.7%	11.7%	14.7%	4.2%	3.7%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	60	4,419	470	856	—	325	6,070	15.2%
Kentucky	28	2,598	142	—	60	40	2,840	7.1
California	30	2,058	—	160	313	27	2,558	6.4
Indiana	19	1,411	545	169	138	—	2,263	5.7
Oregon	19	1,520	215	162	—	—	1,897	4.7
Washington	17	1,591	—	165	—	—	1,756	4.4
North Carolina	15	1,454	—	237	—	—	1,691	4.2
New York	10	1,566	—	107	—	—	1,673	4.2
Massachusetts	12	1,469	—	—	—	—	1,469	3.7
Virginia	10	894	128	118	—	—	1,140	2.8
Other (31 states & Canada)	182	10,156	2,050	3,968	454	—	16,628	41.6

Total	402	29,136	3,550	5,942	965	392	39,985	100.0%

% of Total		72.9%	8.9%	14.8%	2.4%	1.0%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	60	$355,577	$55,818	$185,251	$—	$187,387	$784,033	13.4%
California	30	435,612	—	57,995	217,764	7,743	719,114	12.3
Oregon	19	261,316	33,002	53,887	—	—	348,205	5.9
Indiana	19	158,666	119,208	37,624	12,155	—	327,653	5.6
New York	10	297,637	—	20,417	—	—	318,054	5.4
Kentucky	28	245,797	23,668	—	9,374	30,313	309,152	5.3
Washington	17	189,251	—	38,681	—	—	227,932	3.9
Maryland	8	195,787	—	—	—	—	195,787	3.3
North Carolina	15	124,448	—	70,969	—	—	195,417	3.3
Arizona	5	—	10,348	39,180	121,757	—	171,285	2.9
Other (31 states & Canada) (2)	191	1,121,130	348,650	701,279	104,093	—	2,275,152	38.7

Total	402	$3,385,221	$590,694	$1,205,283	$465,143	$225,443	$5,871,784	100.0%

% of Total		57.7%	10.1%	20.5%	7.9%	3.8%	100.0%
(1)    Represents the undepreciated book value of our real estate held for investment as of December 31, 2022.
(2)    Investment balance in Canada is based on the exchange rate as of December 31, 2022 of 0.7383 per 1 CAD.

Loans Receivable and Other Investments
As of December 31, 2022 and 2021, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2022
Investment	Quantity as of December 31, 2022	Property Type	Principal Balance as of December 31, 2022 (1)	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2022
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$309,000	7.6%	7.6%	11/01/26 - 01/31/27
Construction	—	—	—	—	3,347	—%	—%	—
Other	10	Multiple	51,364	47,936	36,028	7.1%	6.6%	02/03/23 - 08/31/28
	12		370,364	366,936	348,375	7.6%	7.5%
Allowance for loan losses			—	(6,611)	(6,344)
			$370,364	$360,325	$342,031
Other Investments:
Preferred Equity	7	Skilled Nursing / Senior Housing	50,902	51,071	57,055	10.8%	10.8%	N/A
Total	19		$421,266	$411,396	$399,086	8.0%	7.9%
(1)    Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2022, no tenant relationship represented 10% or more of our total revenues.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” in Part II, Item 7 for additional information, including risks and uncertainties, regarding tenant concentration.

Investment Financing Strategy
We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed, in whole or in part, by our existing cash, borrowings available to us under our Revolving Credit Facility (as defined below) and proceeds from issuances of common stock, preferred stock, debt or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with acquisitions. We also use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk.
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 402 properties held for investment as of December 31, 2022 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2022. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2022, the substantial majority of our real estate properties held for investment (excluding 59 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years, pursuant to which the tenants are responsible for all facility maintenance, code compliance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2022, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We, through our subsidiaries, retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2022, our real estate properties held for investment included 59 Senior Housing - Managed communities operated by 12 third-party property managers pursuant to property management agreements. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.
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
Significant Experience in Proactive Asset Management
The members of our management team have significant experience developing systems to collect and evaluate data relating to the underlying operational and financial success of healthcare companies and healthcare-related real estate assets. We are able to utilize this experience and expertise to provide our tenants, when requested, with assistance in the areas of marketing, development, facility expansion and strategic planning. We also use information technology that allows us to efficiently and effectively collect tenant, financial, asset management and acquisitions information. Leveraging this allows us to be lean in our operations and proactive in sharing information with our tenants where we can be helpful to them. We actively monitor the operating results of our tenants, and, when requested, we offer support to our operators to identify and capitalize on opportunities to improve the operations of our facilities and the overall financial and operating strength of our operators.
Business Strategies
We pursue business strategies focused on opportunistic acquisitions and property diversification where such acquisitions meet our investing and financing strategy. We also intend to continue to curate our portfolio to optimize diversification and financial performance, and to maintain a mix of assets well-positioned for the future of healthcare delivery.
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
We expect to grow our portfolio primarily through the acquisition of assisted living, independent living and memory care communities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care, addiction treatment centers and behavioral health facilities in the U.S. We have and expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through pipeline agreements and other arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. In addition to pursuing acquisitions with triple-net leases, we expect to continue to pursue other forms of investment, including investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of our investment portfolio by selectively disposing of or repositioning underperforming facilities or working with new or existing operators to transfer underperforming but promising properties to new or other existing operators.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2022, we had approximately $852.3 million in liquidity, consisting of unrestricted cash and cash equivalents of $49.3 million and available borrowings under our Prior Revolving Credit Facility (as defined below) of $803.0 million. The Credit Agreement (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in November 2025, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
We intend to maintain a mix of Revolving Credit Facility debt, term loan debt, secured debt and unsecured term debt, which, together with our anticipated asset sales as well as our anticipated ability to complete future equity financings, we expect will fund the growth of our operations. Further, we may opportunistically seek access to U.S. government agency financing, including through Fannie Mae, Freddie Mac and HUD, in appropriate circumstances in connection with acquisitions.
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. As of December 31, 2022, we had 73 relationships. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
Strategic Capital Improvements
We intend to continue to support our tenants by providing capital to them for a variety of purposes, including for capital expenditures and facility modernization. We expect to structure the majority of these investments as either lease amendments that produce additional rents or as loans that are repaid by our tenants during the applicable lease term.
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

 Human Capital Matters
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chief Executive Officer, President and Chair of Sabra, has more than 30 years of experience in the acquisition, development and disposition of healthcare assets, including nine years at Sun Healthcare Group, Inc. Michael Costa, Chief Financial Officer, Secretary and Executive Vice President of Sabra, is a finance professional with more than 20 years of experience in commercial real estate finance and accounting. Talya Nevo-Hacohen, Chief Investment Officer, Treasurer and Executive Vice President of Sabra, is a real estate finance executive with more than 25 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
Team Members and Equal Opportunity
As of December 31, 2022, we employed 42 full-time employees (our team members), including our executive officers, none of whom is subject to a collective bargaining agreement. As of December 31, 2022, women comprised 55% of our workforce and 64% of our management level/leadership roles. As of December 31, 2022, 33% of our team members self-identified as being members of one or more ethnic minorities. We believe our ethnic diversity is higher than this reported percentage as another 17% of our team members chose not to self-identify. We believe that a diverse workforce is essential to our continued success, and we strive to maintain a fair, healthy and safe workplace, while creating a work environment that promotes diversity, equality and inclusion for our team members. Our workforce reflects diverse gender, ethnicity, age and cultural backgrounds.
We recognize that attracting and retaining talent at all levels is vital to continuing our success and, in many ways, is our most critical asset. We ensure our team members receive competitive salaries and benefits, and we aim to attract professionals who will uphold our values of social and environmental stewardship. We promote the work-life balance of our team members, we invest in our team members through high-quality benefits and meaningful health and wellness initiatives, and we have created a healthy work environment in our office to incentivize and engage our team members. The health and safety of our team members is an important consideration for us, and in light of COVID-19, we have accommodated flexible work from home arrangements, extended hardship benefits and provided assistance for dependent care costs to preserve the health and well-being of our team members and their families.
We believe that when we create a workplace where our team members are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our stockholders. We gauge our team members’ level of engagement and satisfaction through general surveys as well as subject-driven focus surveys regarding topics including company culture and the impact of COVID-19 and working from home. Based on feedback received, we identify areas for improvement and action items to be implemented. Our performance management initiative helps us proactively plan for our team members’ evolving roles and address the current and future needs of our business. The initiative employs 360-degree assessments and focuses on aligning our talent strategy with our business strategy and identifies skills that may be required to meet our future business needs. We also seek to ensure that our team members have opportunities to interact with our accomplished board of directors and accordingly invite all of our team members to our quarterly board of directors dinner events.
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
As of December 31, 2022, our subsidiaries owned eight healthcare facilities (five senior housing communities and three skilled nursing/transitional care facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
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
Risks Related to Our Business/Operations
Pandemics or epidemics, including COVID-19, may have a material adverse effect on our business, results of operations, cash flows and financial condition.
The ongoing effects of the COVID-19 pandemic have negatively impacted us and our operations and are expected to continue to impact us and our operations in 2023 and potentially beyond. As a result of decreased occupancy and increased operating costs for our tenants and borrowers, our tenants’ and borrowers’ ability to meet their obligations as they come due, including their obligation to make full and timely rental payments and debt service payments, respectively, to us has been and may continue to be impacted. In some cases, we may have to restructure our tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. The operating results of our Senior Housing - Managed portfolio and our unconsolidated joint ventures have been and may continue to be impacted as well. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. We may experience these or other negative effects as the result of future pandemics or epidemics as well.
In addition, if there are significant disruptions to our business due to COVID-19 or a future pandemic or epidemic, our credit ratings may be adversely impacted and we may breach covenants in our debt agreements and be unable to service our debt. Further, significant disruption could cause us to reduce or suspend our dividend.
The duration and extent of the effects of the COVID-19 pandemic, or a future pandemic or epidemic, on our operational and financial performance are uncertain and difficult to predict. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations and prospects as a result of any continuation of operational mandates on our tenants and operators caused by the COVID-19 pandemic.
Increased labor costs and historically low unemployment may adversely affect our business, results of operations, cash flows and financial condition.
The market for qualified personnel is highly competitive and our tenants, borrowers and Senior Housing - Managed communities have experienced and may continue to experience difficulties in attracting and retaining such personnel, in particular due to a reduction in the supply of such personnel and wage increases relating to the COVID-19 pandemic and inflation. An inability to attract and retain trained personnel has negatively impacted, and may continue to negatively impact, our occupancy rates, operating income and the ability of our tenants and borrowers to meet their obligations to us. A shortage of caregivers or other trained personnel, minimum staffing requirements or general inflationary pressures on wages may continue to force tenants, borrowers and Senior Housing - Managed communities to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, and they may be unable to offset these added costs by increasing the rates charged to residents and patients. Any further increase in labor costs or any failure by our tenants, borrowers and Senior Housing - Managed communities to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our results of operations.
 An increase in market interest rates could increase our interest costs on borrowings on our Revolving Credit Facility and future debt and could adversely affect our stock price.
Interest rates rose substantially in 2022 and may continue to rise. Increases in interest rates could increase our interest costs for borrowings on our Revolving Credit Facility and any new debt we may incur. This increased cost could make the financing of any new investments more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could negatively impact the access to and cost of financing available to third parties interested in purchasing assets we may make available for sale, thereby decreasing the amount they are willing to pay for those assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Inflation could adversely impact our operating expenses, as well as the operating expenses of our tenants, borrowers and Senior Housing - Managed communities, and could rise at rates that outpace increases in rental income.
Increased costs due to inflation may have material adverse effects on our operating expenses, as well as the operating expenses of our tenants and borrowers and their ability to meet their obligations to us. Inflation also increases the costs for us to make capital improvements to our facilities. With respect to our Senior Housing - Managed communities, we bear the impact of any increases in costs of labor, goods and services and may not be able to pass those cost increases on to the residents in those communities, in which case the profitability of the communities will suffer, which could in turn have a material adverse effect on our financial position and results of operations.
We are exposed to operational risks with respect to our Senior Housing - Managed communities.
We are exposed to various operational risks with respect to our Senior Housing - Managed communities that may increase our costs or adversely affect our ability to generate revenues. These risks are similar to the ones described above and below with respect to our tenants and include fluctuations in occupancy and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our operators; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of a shortage of caregivers or other trained personnel, minimum staffing requirements or general inflationary pressures on wages or otherwise). Any one or a combination of these factors may adversely affect our business, financial position or results of operations.
Further, our third-party operators are ultimately in control of the day-to-day business of the properties that they operate. We depend on third parties to operate these properties in a manner that complies with applicable law and regulation, minimizes legal risk and maximizes the value of our investment. The failure by these third parties to operate these properties efficiently and effectively and adequately manage the related risks could adversely affect our business, financial condition and results of operations.
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
Additionally, attracting and retaining talent at all levels is vital to our continuing success. If we are unable to provide competitive salaries, benefits, or a diverse and inclusive workplace for our personnel, our business may be adversely affected.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
While our lease agreements and property management agreements require that comprehensive insurance and hazard insurance be maintained by our tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, as well as losses caused by health pandemics including the COVID-19 pandemic, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.

Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment.
Our investment portfolio consists of real estate and mortgage loans, which are subject to write-downs in value. From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income. In addition, on a recurring basis, we evaluate our real estate investments and other assets for impairment indicators, and we establish general and specific reserves for our issued loans at least quarterly. The quarterly evaluation of our investments for impairment may result in significant fluctuations in our provision for credit losses or real estate impairments from quarter to quarter, impacting our results of operations. Judgments regarding the existence of impairment indicators or loan reserves are based on a number of factors, including market conditions, financial performance and legal structure, which may involve estimates. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations. Our estimates of loan reserves, and other accounting estimates, are inherently uncertain and may be subject to future adjustment, leading potentially to an increase in reserves.
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
We are subject to risks and liabilities in connection with our investment in our unconsolidated joint ventures.
Our investments in unconsolidated joint ventures involve risks not present with respect to our wholly owned properties, including the following:
•We may be unable to take specific major actions, or such actions may be delayed, if the counterparties to the joint ventures disagree with such action, due to arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint ventures and any property owned by the joint ventures such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;
•The counterparties to the joint ventures may take actions with which we disagree;
•Our ability to sell or transfer our interest in the joint ventures on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with the counterparties in the joint ventures;
•We may be required to contribute additional capital if the counterparties in the joint ventures fail to fund their share of required capital contributions;
•Our equity interest in the joint ventures will be adversely impacted if the joint ventures are not able to maintain compliance with the terms of the agreements underlying their indebtedness;
•The counterparties to the joint ventures might have economic or other business interests or goals that are inconsistent with our business interests or goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the properties owned by the joint ventures;
•Disagreements with the counterparties to the joint ventures could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the properties owned by the joint ventures, including by delaying important decisions until the dispute is resolved; and

•We may suffer losses to our investment in the joint ventures as a result of actions taken by the counterparties to the joint ventures.
Catastrophic weather and other natural or man-made disasters, the physical effects of climate change and a failure to implement sustainable and energy-efficient measures could affect our properties.
Some of our properties are located in areas susceptible to catastrophic weather and natural disasters, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding, or other severe conditions. These adverse weather and natural or man-made events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’ operations and ability to meet their obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business financial condition and results of operations.
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
Risks Related to Our Tenants, Borrowers and Senior Housing - Managed Communities
Increased operating costs as well as increased competition could result in lower operating income for our tenants, borrowers and Senior Housing - Managed communities and may affect the ability of our tenants and borrowers to meet their obligations to us.
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
An increase in our tenants’, borrowers’ or Senior Housing - Managed communities’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’, borrowers’, Senior Housing - Managed communities’ and our financial condition and our results of operations. Furthermore, expenses for the facilities of our tenants, borrowers and Senior Housing - Managed communities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent, and these operating costs continue to increase for our tenants, borrowers and Senior Housing - Managed communities.
In addition, the long-term healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our tenants, borrowers and Senior Housing - Managed communities compete with other healthcare operators on a local and regional basis for residents and patients. The occupancy levels at, and results of operations from, our or our borrowers’ facilities are dependent on the ability of our tenants, borrowers and Senior Housing - Managed communities to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Our tenants, borrowers and Senior Housing - Managed communities also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home and community-based service programs. Further, many competing companies may have resources and attributes that are superior to those of our tenants, borrowers and Senior Housing - Managed communities. Our tenants, borrowers and Senior Housing - Managed communities may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their operating income and ability to pay their lease or mortgage payments and meet their obligations to us. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants, borrowers and Senior Housing - Managed communities to compete successfully for residents and patients at the properties.
Our tenants, borrowers and Senior Housing - Managed communities may be adversely affected by increasing healthcare regulation and enforcement.
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
If our tenants, borrowers or Senior Housing - Managed communities fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations or face adverse publicity and reputational harm. Our tenants, borrowers and Senior Housing - Managed communities also could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our Senior Housing - Managed communities and of our tenants and borrowers and the results of operations of our properties operated by those entities could be adversely affected, which, in turn, could have a material adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants or borrowers, which, in turn, could have a material adverse effect on us.
Our tenants and borrowers depend on reimbursement from governmental and other third-party payor programs, and reimbursement rates from such payors may be reduced.
Many of our tenants and borrowers depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue. The reduction in reimbursement rates from third-party payors, including insurance companies and the Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants and borrowers, may result in a reduction in our tenants’ and borrowers’ revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during claims settlement processes or as a result of post-payment audits. Furthermore, new laws and regulations could impose additional limitations on government and private payments to healthcare providers. For example, our tenants and borrowers may be affected by health reform initiatives that modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste (e.g., the implementation of a voluntary bundled payment program and the creation of accountable care organizations). We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants and borrowers. Although moderate reimbursement rate reductions may not affect our tenants’ or borrowers’ ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.
While reimbursement rates have generally increased over the past few years, President Biden and members of the U.S. Congress may approve or propose new legislation, regulation changes and reform initiatives that could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, a number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants and borrowers with a goal of decreasing state expenditures under their state Medicaid programs. Any such existing or future federal or state legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our tenants’ business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us and could have a material adverse effect on us.
We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers and other obligors.
We are exposed to the risk that our tenants, operators or borrowers could become bankrupt or insolvent. Although our lease and lending agreements provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited.
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting tenants for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the tenant or borrower, significant management distraction and performance declines.
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
In addition, healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use are costly and at times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Our ability to make required modifications and/or renovations may involve costs associated with volatility in materials and labor prices and approvals of authorities or compliance with governmental regulations, including the Americans with Disabilities Act, which could result in increased costs and delays in transitioning a facility to a new tenant. Further, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us or our tenants to spend more on our new development properties. These expenditures or renovations and delays could materially adversely affect our business, financial condition or results of operations.
Potential litigation and rising insurance costs may affect our tenants’ and borrowers’ ability to obtain and maintain adequate liability and other insurance and their ability to make lease or loan payments and fulfill their insurance and indemnification obligations to us.
Our tenants and borrowers may be subject to, and the COVID-19 pandemic has increased the potential for, lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants’ and borrowers’ costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants’ and borrowers’ ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases or loan agreements, as applicable; or make lease or loan payments to us, as applicable.

In addition, from time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants or operators. Furthermore, negative publicity, including the ongoing publicity related to the COVID-19 pandemic, with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact our, our tenants’, our borrowers’ or our operators’ reputations.
Regulatory Risks
Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.
Our tenants are operators of skilled nursing and other healthcare facilities, and accordingly must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor tenants, the new tenant generally must become licensed under state law and, in certain states, receive change-of-ownership approvals under certificate of need laws (which laws provide for a certification that the state has made a determination that a need exists for the beds located on the applicable property). If applicable, Medicare and Medicaid provider approvals may be needed as well. In the event that an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability of such tenant to receive such approvals, may prolong the period during which we are unable to collect the applicable rent. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings.
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
Although we require our tenants and operators to undertake to indemnify us for environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.
A failure by our tenants, borrowers or operators to adhere to applicable privacy and data security laws, or a material failure or breach of our or our tenants’, borrowers’ or operators’ information technology, could harm our business.
Our tenants, borrowers and operators are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information. Failure to comply with these requirements could have a materially adverse effect on our tenants, operators and borrowers and accordingly could have a materially adverse effect on our tenants’ and borrowers’ ability to meet their obligations to us and on our results of operations. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require our tenants, borrowers and operators to incur significant compliance costs. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant.
We and our tenants, borrowers and operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. While we and our tenants, borrowers and operators maintain various physical, cyber and data security controls, there is a risk of incidents or breaches resulting from technical failures, natural hazards, theft and unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks since the onset of the COVID-19 pandemic. The risk of security incidents has also increased with our increased dependence on the Internet while our employees work remotely due to our health and safety policies. For our tenants, borrowers and operators, the trend toward increased remote work and rapid implementation of telehealth within the healthcare industry in response to the pandemic may have created new or increased cyber risks. A data security incident or breach occurring at or involving us could have a material adverse impact on our company. A data security incident or breach occurring at or involving a tenant, borrower or operator could jeopardize the tenant’s or operators’ ability to fulfill its obligations to us and could adversely impact our financial position and results of operations.
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
We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry, in real estate, and specifically in healthcare properties. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, a downturn in the healthcare property sector could negatively impact the ability of our tenants and borrowers to meet their obligations to us, as well as the ability to maintain rental and occupancy rates. This could adversely affect our business, financial condition and results of operations. In addition, a downturn in the healthcare property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable to us.
We have substantial indebtedness and have the ability to incur significant additional indebtedness and other liabilities.
As of December 31, 2022, we had outstanding indebtedness of $2.5 billion, which consisted of $1.8 billion of Senior Notes (as defined below), $528.5 million in Prior Term Loans (as defined below), $197.0 million outstanding under our Prior Revolving Credit Facility and aggregate secured indebtedness to third parties of $50.1 million on certain of our properties, and we had $803.0 million available for borrowing under our Prior Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:
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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Term Loans (as defined below) and any amounts outstanding under our Revolving Credit Facility, on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Credit Agreement and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
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
Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. Credit rating agencies continually revise their ratings for the companies that they follow, including us. The credit ratings of our debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our industry. The credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. If we are unable to maintain favorable credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments.
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
•Our financial performance and that of our tenants and borrowers;
•Concentrations in our investment portfolio by tenant and property type;
•Concerns about our tenants’ or borrowers’ financial condition, including as a result of uncertainty regarding reimbursement from governmental and other third-party payor programs;
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
Changes and uncertainty in macroeconomic conditions and disruptions in the financial markets could adversely affect the value of our real estate investments and our business, results of operations, cash flows and financial condition.
Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries. Such conditions could impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the real estate collateral securing any indebtedness. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of real estate collateral securing any indebtedness could decrease below the outstanding principal amounts of such indebtedness, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. This could materially adversely affect our revenues, results of operations and financial condition.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our U.S. investments, including currency fluctuations.
We have investments in Canada, and from time to time may seek to acquire other properties in Canada or otherwise outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT and fluctuations in the exchange rates between USD and the Canadian Dollar, which we may be unable to protect against through hedging. Although we have pursued hedging alternatives, by borrowing in Canadian dollar denominated debt and entering into cross currency swaps, to protect against foreign currency fluctuations, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk could materially adversely affect our business, financial position or results of operations.
In addition, changes in Canadian political, regulatory, and economic conditions; challenges in managing Canadian operations; challenges of complying with a variety of Canadian laws and regulations, including those relating to real estate, healthcare operations, taxes, employment and legal proceedings, and lending practices; Canadian-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect our foreign operations could have a material adverse effect on our business, financial position or results of operations. COVID-19, or a future pandemic or epidemic, may also subject our investments and operations in Canada to different or greater risks than those faced in the U.S., which may depend on factors including the duration and severity of outbreaks in Canada, the impact of new variants, the distribution of vaccines and boosters, and governmental or private actions taken in response to the pandemic or epidemic.
We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could have a material adverse effect on our business, financial position or results of operations.
Real estate investments generally cannot be sold quickly. In addition, some and potentially substantially all of our properties serve as collateral for our current and future secured debt obligations and cannot readily be sold unless the underlying secured indebtedness is concurrently repaid. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market, or the economy in general, could materially adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. Furthermore, buyers of our properties generally require third-party financing in order to acquire our properties. Accordingly, the price they may be willing to pay for our properties may depend on the cost and availability of financing for such transactions. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, financial position or results of operations.
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
Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. Moreover, the 2017 Tax Act amended the Code such that income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create timing differences between net taxable income and the receipt of cash attributable to such income. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.
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
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us will not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with lessees are not characterized as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. In addition, with certain exceptions, rents received by us from a lessee will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of the lessee’s stock, capital or profits. We will be treated as owning, under the applicable attribution rules, 10% or more of a lessee’s stock, capital or profits at any time that a stockholder owns, directly or under the applicable attribution rules, (a) 10% or more of our common stock and (b) 10% or more of the lessee’s stock, capital or profits. The provisions of our charter restrict the transfer and ownership of our common stock that would cause the rents received or accrued by us from a tenant of ours to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that we will not be treated as related to a tenant of ours. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.

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
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
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
The IRS issued a Revenue Procedure treating certain distributions that are paid by an SEC-registered REIT partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes so long as at least 20% (10% for (i) distributions declared on or after April 1, 2020 and on or before December 31, 2020 and (ii) distributions declared on or after November 1, 2021 and on or before June 30, 2022) of the total dividend is available in cash. However, if we make such a distribution, U.S. holders would be required to include the full amount of the dividend (i.e., the cash and stock portion) as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. holder may be required to pay income taxes with respect to such dividends in excess of the cash received. If a U.S. holder sells our stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to non-U.S. holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, these sales may put downward pressure on the trading price of our stock. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable dividends payable in cash and/or stock, including on a retroactive basis, or assert that the requirements for such taxable dividends have not been met.
Our charter restricts the transfer and ownership of our stock, which may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals, as defined in the Code. For the purpose of preserving our REIT qualification, our charter prohibits, subject to certain exceptions, beneficial and constructive ownership of more than 9.9% in value or in number of shares, whichever is more restrictive, of our outstanding common stock or more than 9.9% in value of all classes or series of our outstanding stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. The ownership limits may have the effect of discouraging an acquisition of control of us without the approval of our board of directors, which might involve a premium price for our common stock.
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
The maximum income tax rate applicable to “qualified dividends” payable by non-REIT corporations to domestic stockholders taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. For taxable years beginning before January 1, 2026, the 2017 Tax Act temporarily reduces the maximum individual U.S. federal income tax rate from 39.6% to 37% and the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common shares that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Although not adversely affecting the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2022, our investment portfolio consisted of 402 real estate properties held for investment (consisting of (i) 264 skilled nursing/transitional care facilities, (ii) 47 Senior Housing - Leased communities, (iii) 59 Senior Housing - Managed communities, (iv) 17 behavioral health facilities and 15 specialty hospitals and other facilities), one investment in a sales-type lease, 12 investments in loans receivable (consisting of two mortgage loans and 10 other loans), seven preferred equity investments and three investments in unconsolidated joint ventures. As of December 31, 2022, our real estate properties held for investment included 39,985 beds/units, spread across the U.S. and Canada. As of December 31, 2022, the substantial majority of our real estate properties (excluding 59 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years.

The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2022, adjusted to (i) reflect actual payments received related to the twelve months ended December 31, 2022 for leases no longer accounted for on an accrual basis, (ii) exclude residual rents due to us from prior asset sales under our 2017 memorandum of understanding with Genesis Healthcare, Inc., (iii) reflect the reduction in Avamere’s annual base rent effective February 1, 2022 and (iv) assume the pending transition of our North American Health Care portfolio to Ensign Group and Avamere Family of Companies was completed as of December 31, 2022, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing / Transitional Care	Senior Housing - Leased	Behavioral Health	Specialty Hospitals and Other	Total Annualized Revenues	% of Total
2023	$9,775	$—	$—	$—	$9,775	2.7%
2024	9,000	—	—	—	9,000	2.5%
2025	6,625	3,289	—	1,442	11,356	3.1%
2026	17,055	1,380	—	—	18,435	5.1%
2027	28,445	4,217	—	—	32,662	9.0%
2028	20,171	7,117	—	3,370	30,658	8.5%
2029	45,456	4,765	—	5,988	56,209	15.5%
2030	713	—	—	3,095	3,808	1.1%
2031	79,114	5,966	1,114	—	86,194	23.8%
2032	6,045	1,618	31,996	3,657	43,316	12.0%
Thereafter	41,934	14,236	3,683	726	60,579	16.7%

Total Annualized Revenues	$264,333	$42,588	$36,793	$18,278	$361,992	100.0%
We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Investments” in Part I, Item 1.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2022	2021	2020	2019 (2)
Skilled Nursing/Transitional Care	73.5%	71.4%	77.3%	82.1%
Senior Housing - Leased	84.4%	78.1%	83.1%	87.0%
Behavioral Health	84.0%	84.2%	83.5%	83.5%
Specialty Hospitals and Other	77.4%	80.6%	76.5%	71.5%
Senior Housing - Managed	82.1%	79.4%	80.0%	87.7%
(1)    Occupancy percentage represents the facilities’ average operating occupancy for the period indicated and is calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy percentage includes only facilities owned by Sabra as of the end of the respective period for the duration that such facilities were classified as stabilized facilities and excludes facilities for which data is not available or meaningful. Occupancy is only included in periods subsequent to our acquisition and is presented for the trailing twelve month period and one quarter in arrears, except for Senior Housing - Managed, which is presented for the period indicated on a trailing three month basis. All facility financial performance information was provided by, or derived solely from information provided by, our tenants and operators without independent verification by us.
(2)    Reflects occupancy prior to the COVID-19 pandemic.
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

Secured Indebtedness
As of December 31, 2022 and 2021, eight and 11 of our properties held for investment were subject to secured indebtedness to third parties, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2022 and 2021, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2022	2021	2022	2021	Maturity Date
Fixed Rate	$50,123	$67,602	3.33%	3.42%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of each of December 31, 2022 and 2021.
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
At February 14, 2023, we had approximately 4,304 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2022 or issue any shares of our common stock in a transaction that was not registered under the Securities Act of 1933.
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
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock per share:

	Year Ended December 31,
Common Stock	2022	2021	2020
Non-qualified ordinary dividends	$0.8742	$0.6250	$1.0247
Qualified ordinary dividends	—	—	0.0155
Non-dividend distributions	0.3258	0.5750	0.3098
	$1.2000	$1.2000	$1.3500

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2022.
The graph below assumes that $100 was invested at the close of market on December 29, 2017 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nareit Health Care Property Sector Total Return Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$250.00
$200.00
$150.00
$100.00
$50.00
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
SBRA
NAREIT Health Care
NASDAQ

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
Market Trends and Uncertainties
Our operations have been and are expected to continue to be impacted by economic and market conditions. Together with the ongoing impact of COVID-19, increases in interest rates, labor shortages, supply chain disruptions, high inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital. If our tenants, borrowers and Senior Housing - Managed communities experience increased costs or financing difficulties due to these macroeconomic conditions, our tenants and borrowers may be unable to meet their financial obligations to us and our results of operations may be adversely affected.
The above factors have resulted in decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. Our Senior Housing - Managed portfolio has been similarly impacted, and we expect that decreased occupancy and increased operating costs will continue to negatively impact the operating results of these investments. While our tenants, borrowers and Senior Housing - Managed portfolio have experienced some recent increases in occupancy, those occupancy rates are still below pre-pandemic levels. Similarly, while our tenants, borrowers and Senior Housing - Managed portfolio have more recently experienced small, incremental improvements in both labor availability and overall labor costs, labor supply remains lower and costs remain higher than pre-pandemic levels. In some cases, we may have to restructure or temporarily defer tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. From the beginning of the pandemic, we have agreed to temporary pandemic-related rent deferrals for leases effective as of December 31, 2022 for six tenants of two to nine months of rent totaling $4.4 million, of which $3.0 million has been repaid. If our tenants and borrowers default on these obligations, such defaults could materially and adversely affect our results of operations and liquidity, in addition to resulting in potential impairment charges. Further, prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
We regularly monitor the effects of economic and market conditions and COVID-19 on our operations and financial position, as well as on the operations and financial position of our tenants and borrowers, in order to respond and adapt to the ongoing changes in our operating environment. See Part I, Item 1A, "Risk Factors" for additional discussion of these risks, as well as the uncertainties we and our tenants and borrowers may face as a result.
Investment in Unconsolidated Joint Ventures
During the year ended December 31, 2022, we formed two joint ventures which acquired 15 senior housing communities with an aggregate gross investment of CAD $461.5 million and which financed and assumed an aggregate CAD $118.4 million of debt. Sabra’s aggregate equity investment was CAD $178.4 million. See Note 4, “Investment in Real Estate Properties—Investment in Unconsolidated Joint Ventures,” in the Notes to Consolidated Financial Statements for additional information regarding these investments.
Acquisitions
During the year ended December 31, 2022, we acquired three Senior Housing - Managed communities and one behavioral health facility for an aggregate $106.5 million. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2022, we completed the sale of 13 skilled nursing/transitional care facilities and five senior housing communities for aggregate consideration, net of closing costs, of $87.3 million. The net carrying value of the assets and liabilities of these facilities was $99.3 million, which resulted in an aggregate $12.0 million net loss on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio.
Credit Agreement
Effective on January 4, 2023, we and certain of our subsidiaries entered into the Credit Agreement. See “—Liquidity and Capital Resources—Material Cash Requirements—Credit Agreement.”
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
As it relates to investments in joint ventures, we assess any partners’ rights and their impact on the presumption of control of the partnership by any single partner. We also apply this guidance to managing member interests in limited liability companies. We reassess our determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests.
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
Impairment of Real Estate Investments
We regularly monitor events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of our real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential undiscounted future cash flows. In these instances, the undiscounted future cash flows models used to assess recoverability are based on several assumptions and are probability-weighted based on our best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. When discounted cash flow is used to determine fair value, a discount rate assumption is also used. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our real estate investments, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of our real estate investments. We determine estimated fair value based primarily upon (i) estimated sale prices from signed contracts or letters of intent from third-party offers, (ii) discounted cash flow models of the investment over its remaining hold period, (iii) third-party appraisals and (iv) recent sales data for comparable properties.
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
Investment in Unconsolidated Joint Ventures
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
We regularly monitor events and changes in circumstances, including investment operating performance, changes in anticipated holding period and general market conditions, that could indicate that the carrying amounts of our equity method investments may be impaired. An equity method investment’s value is impaired when the fair value of the investment is less than its carrying value and we determine the decline in value is other-than-temporary. The fair value is estimated based on discounted cash flows models that include all estimated cash inflows and outflows and any estimated debt premiums or discounts. The discounted cash flows are based on several assumptions, including management fee, absorption period, terminal capitalization rates, revenue and expense per bed, revenue and expense growth percentage, replacement reserve per unit, stabilized occupancy, stabilized operating margin, price per bed and discount rates. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If we believe that there is an other-than-temporary decline in the value of an equity method investment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of such equity method investment.
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
Results of Operations
As of December 31, 2022, our investment portfolio consisted of 402 real estate properties held for investment, one investment in a sales-type lease, 12 investments in loans receivable, seven preferred equity investments and three investments in unconsolidated joint ventures. As of December 31, 2021, our investment portfolio consisted of 416 real estate properties held for investment, one investment in a sales-type lease, 18 investments in loans receivable, eight preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.
A discussion of our results of operations for the year ended December 31, 2020 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2021 and 2020” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2022	2021
Revenues:
Rental and related revenues	$400,586	$396,716	$3,870	1%	$(11,246)	$15,116
Resident fees and services	186,672	155,512	31,160	20%	13,503	17,657
Interest and other income	37,553	17,317	20,236	117%	17,327	2,909
Expenses:
Depreciation and amortization	187,782	178,991	8,791	5%	984	7,807
Interest	105,471	98,632	6,839	7%	(242)	7,081
Triple-net portfolio operating expenses	19,623	20,221	(598)	(3)%	(857)	259
Senior housing - managed portfolio operating expenses	142,990	120,980	22,010	18%	11,224	10,786
General and administrative	39,574	34,669	4,905	14%	—	4,905
Provision for loan losses and other reserves	141	3,935	(3,794)	(96)%	(1,578)	(2,216)
Impairment of real estate	94,042	9,499	84,543	890%	5,306	79,237
Other (expense) income:
Loss on extinguishment of debt	(411)	(34,622)	34,211	(99)%	(150)	34,361
Other (expense) income	(1,097)	373	(1,470)	(394)%	—	(1,470)
Net (loss) gain on sales of real estate	(12,011)	12,301	(24,312)	(198)%	(24,312)	—
Loss from unconsolidated joint ventures	(98,032)	(192,081)	94,049	(49)%	(948)	94,997
Income tax expense	(1,242)	(1,845)	603	(33)%	—	603
(1)    Represents the dollar amount increase (decrease) for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of investments/dispositions made after January 1, 2021.
(2)    Represents the dollar amount increase (decrease) for the year ended December 31, 2022 compared to the year ended December 31, 2021 that is not a direct result of investments/dispositions made after January 1, 2021.
Rental and Related Revenues
During the year ended December 31, 2022, we recognized $400.6 million of rental income compared to $396.7 million for the year ended December 31, 2021. The $3.9 million net increase in rental income is related to (i) an $11.0 million net increase related to leases that are no longer accounted for on an accrual basis, (ii) a $5.6 million increase due to lease amendments and annual increases associated with a consumer price index adjustment and (iii) a $1.6 million increase from properties acquired after January 1, 2021. The $11.0 million net increase related to leases that are not accounted for on an accrual basis includes a $26.9 million net decrease in write-offs of straight-line rental income receivable and a decrease in acceleration of amortization of the remaining above-market lease intangibles and an $0.8 million increase in operating expense recoveries, partially offset by an $8.7 million decrease in earned cash rents primarily due to the Avamere lease amendment effective February 1, 2022 and an $8.0 million decrease in non-cash rental revenue. During the year ended December 31, 2022, we wrote off $17.1 million in straight-line rental income receivables primarily due to the termination of the North American leases compared to $44.0 million in straight-line rental income receivable write-offs and acceleration of amortization of the remaining above-market lease intangible during the year ended December 31, 2021 primarily related to the Avamere leases. These increases are partially offset by (i) a $12.9 million decrease from properties disposed of after January 1, 2021, (ii) a $1.0 million decrease from facilities transferred to new tenants and (iii) a $0.7 million decrease related to lease intangibles that have been fully amortized.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2022 and 2021.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.

Resident Fees and Services
During the year ended December 31, 2022, we recognized $186.7 million of resident fees and services compared to $155.5 million for the year ended December 31, 2021. The $31.2 million net increase is primarily due to (i) a $14.8 million increase related to increased occupancy and an increase in rates, (ii) a $13.5 million increase from five Senior Housing - Managed communities acquired after January 1, 2021 and (iii) a $3.3 million increase related to seven previously-leased communities that were transitioned to our Senior Housing - Managed portfolio after January 1, 2021, partially offset by a $0.4 million decrease in government grant income.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the year ended December 31, 2022, we recognized $37.6 million of interest and other income compared to $17.3 million for the year ended December 31, 2021. The net increase of $20.2 million is primarily due to (i) an $18.6 million increase in income from investments made after January 1, 2021, primarily related to the initial funding of the $290.0 million mortgage loan receivable to Recovery Centers of America Holdings, LLC in October 2021, (ii) a $2.5 million lease termination payment primarily related to one skilled nursing/transitional care facility during the year ended December 31, 2022 and (iii) $0.5 million in late fee income, partially offset by a $1.3 million decrease in income from investments repaid after January 1, 2021.
Depreciation and Amortization
During the year ended December 31, 2022, we incurred $187.8 million of depreciation and amortization expense compared to $179.0 million for the year ended December 31, 2021. The $8.8 million net increase is due to (i) a $7.0 million increase due to the acceleration of lease intangible amortization related to facilities transitioned to new tenants and lease terminations, (ii) a $5.4 million increase from properties acquired after January 1, 2021 and (iii) a $1.3 million increase from additions to real estate. The increases are partially offset by a $4.4 million decrease from properties disposed of after January 1, 2021 and a $0.1 million decrease related to assets that have been fully depreciated.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2022, we incurred $105.5 million of interest expense compared to $98.6 million for the year ended December 31, 2021. The $6.8 million net increase is related to a $20.4 million increase in interest expense related to the issuance of the 2031 Notes and a $3.2 million increase in non-cash interest expense related to our interest rate hedges. The increases are partially offset by (i) an $11.8 million decrease in interest expense related to the redemption of all $300.0 million of 4.80% senior unsecured notes due 2024 in October 2021, (ii) a $3.9 million decrease in interest expense related to a reduction in the borrowings outstanding under the Prior Credit Agreement (as defined below) and (iii) an $0.8 million decrease in interest expense related to a decrease in our mortgage debt as a result of the repayment of debt secured by three facilities during 2022 and the sales of two facilities securing the mortgage debt during 2021.
Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2022, we recognized $19.6 million of triple-net portfolio operating expenses compared to $20.2 million for the year ended December 31, 2021. The $0.6 million net decrease is primarily due to properties disposed of after January 1, 2021.
Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2022, we recognized $143.0 million of operating expenses compared to $121.0 million for the year ended December 31, 2021. The $22.0 million net increase is due to (i) a $11.2 million increase related to five Senior Housing - Managed communities acquired after January 1, 2021, (ii) a $4.0 million increase in employee compensation primarily due to increased labor rates and staffing, (iii) a $2.7 million increase related to seven previously-leased communities that were transitioned to our Senior Housing - Managed portfolio after January 1, 2021, (iv) a $1.8 million increase in management fees and dining expenses due to increased occupancy, (v) a $1.4 million increase in utility expense, (vi) a $0.8 million increase due to the resumption of repairs and maintenance projects as pandemic-related restrictions have been eased and a (vii) a $0.5 million increase in expenses due to increased marketing activity, partially offset by a $0.8 million decrease in supplies and labor needs related to COVID-19.

General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the year ended December 31, 2022, general and administrative expenses were $39.6 million compared to $34.7 million during the year ended December 31, 2021. The $4.9 million net increase is related to (i) a $2.8 million increase in compensation for our team members as a result of increased staffing and annual compensation adjustments, (ii) a $2.2 million increase in professional, consulting and legal fees primarily related to ESG initiatives, a consulting arrangement with our former Chief Financial Officer and tenant transitions and (iii) a $0.2 million severance payment made to our former Executive Vice President of Portfolio Management. The increases are partially offset by a $0.5 million net decrease in stock-based compensation primarily due to changes in performance-based vesting assumptions on management’s equity compensation.
Provision for Loan Losses and Other Reserves
During the years ended December 31, 2022 and 2021, we recognized a $0.1 million and $3.9 million provision for loan losses and other reserves, respectively. Of the $3.9 million provision recognized in 2021, $2.0 million was due to one loan deemed uncollectible during the year ended December 31, 2021 and the remaining $1.9 million was primarily due to the increase in our loans receivable investment balance.
Impairment of Real Estate
During the year ended December 31, 2022, we recognized $94.0 million of impairment of real estate related to 10 skilled nursing/transitional care facilities that have either sold or are under contract to sell. During the year ended December 31, 2021, we recognized $9.5 million of impairment of real estate related to two skilled nursing/transitional care facilities and one senior housing community that have sold. See Note 5, “Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Loss on Extinguishment of Debt
During the year ended December 31, 2022, we recognized a $0.4 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Prior Term Loan. During the year ended December 31, 2021, we recognized a $34.6 million loss on extinguishment of debt consisting of (i) $32.7 million in connection with the redemption of the 2024 Notes, including $30.2 million in payments made to noteholders and legal fees for early redemption and $2.5 million of write-offs associated with unamortized deferred financing and premium costs, (ii) $1.8 million related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Prior Term Loan and (iii) $0.1 million related to write-offs of deferred financing costs in connection with the sale of two facilities that secured one mortgage note.
Other (Expense) Income
During the year ended December 31, 2022, we recognized $1.1 million of other expense primarily related to a $2.2 million foreign currency transaction loss related to our Canadian borrowings, partially offset by $1.1 million of other income related to settlement payments received related to legacy Care Capital Properties (“CCP”) investments. During the year ended December 31, 2021, we recognized $0.4 million of other income primarily related to settlement payments received related to legacy CCP investments.
Net (Loss) Gain on Sales of Real Estate
During the year ended December 31, 2022, we recognized an aggregate net loss on the sales of real estate of $12.0 million related to the disposition of 13 skilled nursing/transitional care facilities and five senior housing communities. During the year ended December 31, 2021, we recognized an aggregate net gain on the sales of real estate of $12.3 million consisting of (i) an aggregate $11.3 million net gain related to the disposition of eight skilled nursing/transitional care facilities, six senior housing communities and two specialty hospitals and (ii) a $1.0 million gain due to reassessing the classification of a lease and determining the lease, which requires the tenant to purchase the property at the maturity of the lease, should be accounted for as a sales-type lease, and this reassessment required the recognition of the gain on sale prior to the actual sale to our tenant.
Loss from Unconsolidated Joint Ventures
During the year ended December 31, 2022, we recognized $98.0 million of loss from our unconsolidated joint ventures compared to $192.1 million of loss for the year ended December 31, 2021. The $94.0 million net decrease in the loss is related to a $95.4 million decrease in loss from the Enlivant Joint Venture, partially offset by $1.4 million of net loss, including $3.6 million of depreciation expense and $0.3 million of transaction costs, from 15 senior housing communities acquired by two joint ventures entered into during the year ended December 31, 2022.
The $95.4 million decrease in loss from the Enlivant Joint Venture is due to (i) a $164.1 million other-than-temporary impairment recorded during the year ended December 31, 2021 compared to a $57.8 million other-than-temporary impairment recorded during the year ended December 31, 2022 (see Note 4, “Investment in Real Estate Properties” in the Notes to Consolidated Financial Statements for additional information regarding the impairment), (ii) a $19.9 million increase in revenue from the facilities owned by the Enlivant Joint Venture as of December 31, 2022, primarily due to increased occupancy and an increase in rates, (iii) a $4.5 million decrease in impairment of real estate, including basis difference, recorded during the year ended December 31, 2021 related to four senior housing communities and (iv) $3.6 million of government grant income recognized during the year ended December 31, 2022. These decreases in loss are partially offset by (i) a $19.6 million deferred tax valuation allowance, (ii) an $18.2 million increase in operating expenses from the facilities owned by the Enlivant Joint Venture as of December 31, 2022 and (iii) a $3.7 million decrease in deferred tax benefit due to higher taxable income. The $18.2 million increase in operating expenses consists primarily of (i) a $12.9 million increase in employee compensation primarily due to increased labor rates and staffing, (ii) a $2.5 million increase in support payments paid to the manager of the Enlivant Joint Venture with proceeds received from the issuance of senior preferred interests to TPG in 2022 and Q4 2021 and cash on hand at the Enlivant Joint Venture in Q2 2021, (iii) a $2.5 million increase in management fees and dining expenses primarily due to increased occupancy, partially offset by a $1.7 million decrease in supply needs related to COVID-19.
Income Tax Expense
During the year ended December 31, 2022, we recognized $1.2 million of income tax expense compared to $1.8 million for the year ended December 31, 2021. The $0.6 million decrease is due to lower taxable income from our Senior Housing - Managed portfolio.
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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2022, 2021 and 2020, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(77,605)	$(113,256)	$138,417
Depreciation and amortization of real estate assets	187,782	178,991	176,737
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	22,095	26,129	26,949
Net loss (gain) on sales of real estate	12,011	(12,301)	(2,861)
Net (gain) loss on sales of real estate related to unconsolidated joint ventures	(220)	33	3,281
Impairment of real estate	94,042	9,499	4,003
Other-than-temporary impairment of unconsolidated joint ventures	57,778	164,126	—

FFO	295,883	253,221	346,526

Stock-based compensation expense	7,453	7,914	7,907
Non-cash rental and related revenues	2,183	25,823	(4,458)
Non-cash interest income	(2,285)	(1,988)	(2,351)
Non-cash interest expense	11,094	8,368	8,418
Non-cash portion of loss on extinguishment of debt	411	4,426	531
Provision for loan losses and other reserves	141	3,935	1,855
Deferred tax valuation allowance related to unconsolidated joint ventures	19,613	—	—
Other adjustments related to unconsolidated joint ventures	(5,155)	(5,051)	1,913
Other non-cash adjustments	2,474	492	825

AFFO	$331,812	$297,140	$361,166

FFO per diluted common share	$1.28	$1.15	$1.67

AFFO per diluted common share	$1.43	$1.35	$1.74

Weighted average number of common shares outstanding, diluted:
FFO	231,851,542	220,102,563	207,252,830

AFFO	232,784,543	220,526,512	208,039,530

The following table sets forth additional information related to certain other items included in net income (loss) above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	Net Income (Loss)			FFO			AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs / lease intangible amortization acceleration	$16.7	$44.0	$20.8	$16.7	$44.0	$20.8	$—	$—	$—
Resident fees and services:
Grant income under government programs (1)	0.1	0.5	1.8	0.1	0.5	1.8	0.1	0.5	1.8
Interest and other income:
Lease termination income	2.5	—	0.3	2.5	—	0.3	2.5	—	0.3
Provision for loan losses and other reserves	0.1	3.9	1.9	0.1	3.9	1.9	—	—	—
Loss on extinguishment of debt	0.4	34.6	0.5	0.4	34.6	0.5	—	30.2	—
Other (expense) income	(1.1)	0.4	2.2	(1.1)	0.4	2.2	1.2	0.4	2.3
Loss from unconsolidated joint ventures:
Grant income under government programs (1)	3.6	—	3.5	3.6	—	3.5	3.6	—	3.5
Deferred income tax (benefit) expense	(2.4)	(6.0)	0.5	(2.4)	(6.0)	0.5	—	—	—
Deferred tax valuation allowance	19.6	—	—	19.6	—	—	—	—	—
Support payments paid to joint venture manager (2)	12.3	9.8	—	12.3	9.8	—	12.3	9.8	—
Impairment of real estate	—	4.5	—	—	—	—	—	—	—
Other-than-temporary impairment of unconsolidated joint ventures	57.8	164.1	—	—	—	—	—	—	—
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
Liquidity and Capital Resources
As of December 31, 2022, we had approximately $852.3 million in liquidity, consisting of unrestricted cash and cash equivalents of $49.3 million and available borrowings under our Prior Revolving Credit Facility of $803.0 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in November 2025, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
On August 6, 2021, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On November 9, 2022, we terminated the ATM Program. During the period from January 1, 2022 to November 9, 2022, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $315.7 million for the year ended December 31, 2022. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $216.2 million and included $142.9 million used for the investment in two unconsolidated joint ventures, $92.2 million used for the acquisition of four facilities, $54.5 million used for additions to real estate, $23.8 million used to provide funding for loans receivable, $8.0 million used to provide funding for preferred equity investments and $0.8 million used for escrow deposits for potential investments, partially offset by $87.3 million of net proceeds from the sales of real estate, $8.0 million of escrow deposits for potential sale of real estate, $5.4 million in repayments of preferred equity investments and $5.3 million in repayments of loans receivable.
Cash Flows from Financing Activities
During the year ended December 31, 2022, net cash used in financing activities was $161.7 million and included $277.2 million of dividends paid to stockholders, $63.8 million of principal repayments on Prior Term Loans, $17.5 million of principal repayments on secured debt, $4.8 million of net costs primarily related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, and a $2.5 million payment of contingent consideration, partially offset by $204.0 million of net borrowings from our Prior Revolving Credit Facility.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of December 31, 2022 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $3.5 million and deferred financing costs, net of $12.0 million as of December 31, 2022.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2022, we were in compliance with all applicable covenants under the Senior Notes Indentures.

Credit Agreement. Pursuant to a fifth amended and restated credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), and the other parties thereto effective on September 9, 2019 (the “Prior Credit Agreement”), as of December 31, 2022, we had a $1.0 billion revolving credit facility (the “Prior Revolving Credit Facility”), a $436.3 million U.S. dollar term loan and a CAD $125.0 million Canadian dollar term loan (collectively, the “Prior Term Loans”).
Effective January 4, 2023, the Borrowers, and the other parties thereto entered into a sixth amended and restated credit agreement (the “Credit Agreement”) that includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $430.0 million U.S. dollar term loan and a CAD $150.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $350.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions
The Revolving Credit Facility has a maturity date of January 4, 2027, and includes two six-month extension options. The Term Loans have a maturity date of January 4, 2028.
The obligations of the Borrowers under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and one of our non-operating subsidiaries, subject to release under certain customary circumstances.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2022, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of December 31, 2022, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$50,123	2.84%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of December 31, 2022.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of December 31, 2022, applicable interest rates in effect as of December 31, 2022, and including the impact of interest rate swaps and collars are $102.3 million in 2023, $86.7 million in 2024, $72.0 million in 2025, $72.0 million in 2026, $43.4 million in 2027 and $141.3 million thereafter.
Capital Expenditures and Other Expenditures and Funding Commitments. For the years ended December 31, 2022 and 2021 and 2020, our aggregate capital expenditures were $54.5 million, $42.7 million and $47.4 million, respectively. As of December 31, 2022, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $73 million, of which $65 million will directly result in incremental rental income, and approximately $55 million will be spent over the next 12 months. Additionally, as of December 31, 2022, anticipated capital expenditures related to our Senior Housing - Managed communities was approximately $45 million, of which we expect to spend approximately $27 million over the next 12 months.
In addition, as of December 31, 2022, we have committed to provide up to $33.6 million of future funding related to two preferred equity investments.
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
We paid dividends of $277.2 million on our common stock during the year ended December 31, 2022. On February 1, 2023, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 28, 2023 to common stockholders of record as of February 13, 2023.
Subsidiary Issuer and Guarantor Financial Information. In connection with the Operating Partnership’s assumption of the 2026 Notes, we have fully and unconditionally guaranteed the 2026 Notes. The 2029 Notes and 2031 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by us.

These guarantees are subordinated to all existing and future senior debt and senior guarantees of us, as guarantor, and are unsecured. We conduct all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required payments with respect to our indebtedness (including the Senior Notes) and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries.
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2022 and 2021 and aggregate summarized statement of loss information for the year ended December 31, 2022 is as follows (in thousands):

	As of December 31,
	2022	2021
Total assets	$74,063	$117,755
Total liabilities	2,275,511	2,287,485

	Year Ended December 31, 2022
Total revenues	$2,423
Total expenses	125,532
Net loss	(124,391)
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants or obligors related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of risks.
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 402 real estate properties held for investment as of December 31, 2022 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2022, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2022 (excluding lease termination income of $2.5 million), 47.5% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
On October 1, 2019, a case-mix classification system called the skilled nursing facility Patient-Driven Payment Model (“PDPM”) became effective pursuant to a CMS final rule. PDPM focuses on clinically relevant factors, rather than volume-based service, for determining Medicare payment. PDPM adjusts Medicare payments based on each aspect of a resident’s care, most notably for non-therapy ancillaries, which are items and services not related to the provision of therapy such as drugs and medical supplies, thereby more accurately addressing costs associated with medically complex patients. It further adjusts the skilled nursing facility per diem payments to reflect varying costs throughout the stay and incorporates safeguards against potential financial incentives to ensure that beneficiaries receive care consistent with their unique needs and goals.
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
On March 27, 2020, President Trump signed into law The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for a $178 billion Provider Relief Fund (“PRF”) for eligible health care providers, which includes skilled nursing/transitional care operators, and as of September 1, 2020 also includes assisted living facility operators. Nearly all of such appropriated amount has been funded through four phases of general distributions, various targeted distributions and certain performance-based incentive payments, and such distributions have effectively ended. The CARES Act also included, among other things, a temporary suspension of 2% Medicare sequestration cut beginning May 1, 2020 through December 31, 2020, which was extended through March 31, 2022 after which a 1% payment adjustment was in effect from April through June 2022, and a further 1% payment adjustment became effective July 1, 2022.
In addition, there have been other actions taken that benefit skilled nursing/transitional care operators, including the waiver of the requirement for skilled nursing/transitional care patients to have stayed in a hospital for three days in order for services rendered in a skilled nursing/transitional care facility to qualify for Medicare Part A and relaxation of certification requirements for employees performing non-clinical services in these facilities.
The Department of Health and Human Services (“HHS”) most recently extended the COVID-19 Public Health Emergency for another 90 days, effective January 11, 2023, which allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement, and new rules to equip skilled nursing facilities and some assisted living operators with flexibility to respond to the COVID-19 pandemic. In addition, the FMAP funding increase will remain in effect through June 30, 2023. On January 30, 2023, the Biden Administration announced its intent to further extend and end the emergency declaration on May 11, 2023.
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
Interest rate risk. As of December 31, 2022, our indebtedness included $1.8 billion aggregate principal amount of Senior Notes outstanding, $528.5 million in Prior Term Loans, $197.0 million outstanding under the Prior Revolving Credit Facility and $50.1 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2022, we had $725.5 million of outstanding variable rate indebtedness and $803.0 million available for borrowing under our Prior Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of December 31, 2022, we had interest rate swaps that fix and interest rate collars that set a cap and floor for the London Interbank Offered Rate (“LIBOR”) portion of the interest rate for $436.3 million of LIBOR-based borrowings under the U.S. dollar Term Loan at a weighted average rate of 1.14% and interest rate swaps that fix the Canadian Dollar Offered Rate

(“CDOR”) portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at 1.10%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility, as amended and restated effective January 4, 2023, bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, CDOR for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0%, and (iv) 1.00%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
Assuming a 100 basis point increase or decrease in the index underlying our variable rate debt, and after giving effect to the impact of interest rate derivative instruments, interest expense would increase or decrease by $1.9 million, for the twelve months following December 31, 2022.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $329.5 million as of December 31, 2022 and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2022, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2022, our cash flows would have decreased or increased, as applicable, by less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.
(2)    Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-40	through	F-57	of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2022
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2022
All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
The Enlivant Joint Venture (as defined below) was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal years ended December 31, 2022 and 2021. As such, financial statements of the Enlivant Joint Venture are required to be filed as an amendment to this Annual Report on Form 10-K within 90 days after the end of Sabra's fiscal year. Accordingly, financial statements of the Enlivant Joint Venture as of December 31, 2022 and 2021 and for the three-year period ended December 31, 2022 are to be filed via an amendment to this Annual Report on Form 10-K on or before March 31, 2023.
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

3.1.3
Articles Supplementary of Sabra Health Care REIT, Inc., dated as of December 15, 2022 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 16, 2022).

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 16, 2022).

4.1*	Description of Sabra Health Care REIT, Inc.’s Capital Stock.

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

4.3	Form of 3.90% senior note due 2029 (included in Exhibit 4.2.2).

Ex.	Description

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

10.2
Sixth Amended and Restated Credit Agreement, dated January 4, 2023, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as a guarantor; the other guarantors party thereto; the lenders party thereto; Bank of America, N.A., as Administrative Agent and L/C Issuer; Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents and L/C Issuers; The Bank of Nova Scotia, Fifth Third Bank, JPMorgan Chase Bank, N.A., Keybank National Association, Mizuho Bank, Ltd., and Truist Bank, as Co-Documentation Agents; BofA Securities, Inc., as Joint Lead Arranger and Sole Bookrunner; and Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 5, 2023).

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

22.1
List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 22.1 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 22, 2021).

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

F-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments

As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company’s real estate investments net carrying value was $5.0 billion as of December 31, 2022. Management regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. The undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management in (a) identifying events and changes in circumstances that are indicators of impairment related to the performance of the investment and market conditions and (b) developing the undiscounted future cash flows utilized in the recoverability assessment of real estate investments with potential impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (a) management’s identification of events or changes in circumstances related to the performance of the investment and market conditions and (b) management’s probability weightings and assumptions used in the undiscounted future cash flows related to market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period and market capitalization rates (collectively referred to as the “significant assumptions”).

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

Impairment Assessments of the Investment in Unconsolidated Joint Venture

As described in Notes 2 and 4 to the consolidated financial statements, the carrying value of the Company’s investment in unconsolidated joint venture was $135.0 million as of December 31, 2022. Management regularly monitors events and changes in circumstances, including the investment operating performance, change in anticipated holding period and general market conditions, that could indicate that the carrying amount of its investment in the unconsolidated joint venture may be impaired. The investment in the unconsolidated joint venture is impaired when the fair value of the investment is less than its carrying value and management determines the decline in value is other-than-temporary. The fair value is estimated based on discounted cash flows models that include all estimated cash inflows and outflows and any estimated debt premiums or discounts. The discounted cash flows are based on several assumptions including management fee, absorption period, terminal capitalization rates, revenue and expense per bed, revenue and expense growth percentage, replacement reserve per unit, stabilized occupancy, stabilized operating margin, price per bed and discount rates. If, based on this analysis, management believes that there is an other-than-temporary decline in the value of its investment in the unconsolidated joint venture, management would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its investment. During the year ended December 31, 2022, management determined that a $57.8 million other-than-temporary decline had occurred and an impairment charge was required.

The principal considerations for our determination that performing procedures relating to the impairment assessments of the investment in the unconsolidated joint venture is a critical audit matter are (i) the significant judgment by management in (a) identifying events and changes in circumstances that are indicators of impairment related to the investment operating performance, change in anticipated holding period and general market conditions and (b) developing the fair value of the investment in the unconsolidated joint venture with potential other-than-temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management’s identification of the events and changes in circumstances related to the investment operating performance, change in anticipated holding period and general market conditions and (b) management’s assumptions used to develop the fair value related to revenue per occupied room per month, market rent growth percentage, stabilized occupancy, absorption period, stabilized expenses per bed, expense growth percentage, management fee percentage, replacement reserve per unit, terminal capitalization rate and discount rate (collectively referred to as the “significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
Irvine, California
February 21, 2023

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2022	2021
Assets
Real estate investments, net of accumulated depreciation of $913,345 and $831,324 as of December 31, 2022 and 2021, respectively	$4,959,343	$5,162,884
Loans receivable and other investments, net	411,396	399,086
Investment in unconsolidated joint ventures	134,962	96,680
Cash and cash equivalents	49,308	111,996
Restricted cash	4,624	3,890
Lease intangible assets, net	40,131	54,063
Accounts receivable, prepaid expenses and other assets, net	147,908	138,108
Total assets	$5,747,672	$5,966,707

Liabilities
Secured debt, net	$49,232	$66,663
Revolving credit facility	196,982	—
Term loans, net	526,129	594,246
Senior unsecured notes, net	1,734,431	1,733,566
Accounts payable and accrued liabilities	142,259	142,989
Lease intangible liabilities, net	42,244	49,713
Total liabilities	2,691,277	2,587,177

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 231,009,295 and 230,398,655 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,310	2,304
Additional paid-in capital	4,486,967	4,482,451
Cumulative distributions in excess of net income	(1,451,945)	(1,095,204)
Accumulated other comprehensive income (loss)	19,063	(10,021)
Total equity	3,056,395	3,379,530
Total liabilities and equity	$5,747,672	$5,966,707
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental and related revenues (Note 4)	$400,586	$396,716	$430,584
Resident fees and services	186,672	155,512	156,045
Interest and other income	37,553	17,317	11,940

Total revenues	624,811	569,545	598,569

Expenses:
Depreciation and amortization	187,782	178,991	176,737
Interest	105,471	98,632	100,424
Triple-net portfolio operating expenses	19,623	20,221	20,590
Senior housing - managed portfolio operating expenses	142,990	120,980	110,963
General and administrative	39,574	34,669	32,755
Provision for loan losses and other reserves	141	3,935	1,855
Impairment of real estate	94,042	9,499	4,003

Total expenses	589,623	466,927	447,327

Other (expense) income:
Loss on extinguishment of debt	(411)	(34,622)	(531)
Other (expense) income	(1,097)	373	2,154
Net (loss) gain on sales of real estate	(12,011)	12,301	2,861

Total other (expense) income	(13,519)	(21,948)	4,484

Income before loss from unconsolidated joint ventures and income tax expense	21,669	80,670	155,726

Loss from unconsolidated joint ventures	(98,032)	(192,081)	(16,599)
Income tax expense	(1,242)	(1,845)	(710)

Net (loss) income	$(77,605)	$(113,256)	$138,417

Net (loss) income, per:

Basic common share	$(0.34)	$(0.52)	$0.67

Diluted common share	$(0.34)	$(0.52)	$0.67

Weighted-average number of common shares outstanding, basic	230,947,895	219,073,027	206,223,503

Weighted-average number of common shares outstanding, diluted	230,947,895	219,073,027	207,252,830
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except footnote data)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(77,605)	$(113,256)	$138,417
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	3,141	(142)	(315)
Unrealized gain (loss) on cash flow hedges (1)	25,943	30,032	(27,208)

Total other comprehensive income (loss)	29,084	29,890	(27,523)

Comprehensive (loss) income	$(48,521)	$(83,366)	$110,894
(1)    Amounts are net of income tax benefit of $17,000, $0.1 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2019	205,208,018	$2,052	$4,072,079	$(573,283)	$(12,388)	$3,488,460
Cumulative effect of Topic 326 adoption	—	—	—	(167)	—	(167)
Net income	—	—	—	138,417	—	138,417
Other comprehensive loss	—	—	—	—	(27,523)	(27,523)
Amortization of stock-based compensation	—	—	10,769	—	—	10,769
Common stock issuance, net	5,352,797	54	80,380	—	—	80,434
Common dividends ($1.35 per share)	—	—	—	(281,162)	—	(281,162)
Balance, December 31, 2020	210,560,815	2,106	4,163,228	(716,195)	(39,911)	3,409,228

Net loss	—	—	—	(113,256)	—	(113,256)
Other comprehensive income	—	—	—	—	29,890	29,890
Amortization of stock-based compensation	—	—	10,748	—	—	10,748
Common stock issuance, net	19,837,840	198	308,475	—	—	308,673
Common dividends ($1.20 per share)	—	—	—	(265,753)	—	(265,753)
Balance, December 31, 2021	230,398,655	2,304	4,482,451	(1,095,204)	(10,021)	3,379,530

Net loss	—	—	—	(77,605)	—	(77,605)
Other comprehensive income	—	—	—	—	29,084	29,084
Amortization of stock-based compensation	—	—	9,433	—	—	9,433
Common stock issuance, net	610,640	6	(4,917)	—	—	(4,911)
Common dividends ($1.20 per share)	—	—	—	(279,136)	—	(279,136)
Balance, December 31, 2022	231,009,295	$2,310	$4,486,967	$(1,451,945)	$19,063	$3,056,395
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(77,605)	$(113,256)	$138,417
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187,782	178,991	176,737
Non-cash rental and related revenues	2,183	25,823	(4,458)
Non-cash interest income	(2,285)	(1,988)	(2,351)
Non-cash interest expense	11,094	8,368	8,418
Stock-based compensation expense	7,453	7,914	7,907
Loss on extinguishment of debt	411	34,622	531
Provision for loan losses and other reserves	141	3,935	1,855
Net loss (gain) on sales of real estate	12,011	(12,301)	(2,861)
Impairment of real estate	94,042	9,499	4,003
Other-than-temporary impairment of unconsolidated joint ventures	57,778	164,126	—
Loss from unconsolidated joint ventures	40,254	27,955	16,599
Other non-cash items	2,167	—	—
Distributions of earnings from unconsolidated joint ventures	—	—	12,795
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,443)	8,223	(6,398)
Accounts payable and accrued liabilities	(13,250)	14,479	3,658
Net cash provided by operating activities	315,733	356,390	354,852
Cash flows from investing activities:
Acquisition of real estate	(92,204)	(99,448)	(92,945)
Origination and fundings of loans receivable	(23,812)	(290,000)	(1,651)
Origination and fundings of preferred equity investments	(8,021)	(9,061)	(20,069)
Additions to real estate	(54,473)	(42,651)	(47,354)
Escrow deposits for potential investments	(780)	—	—
Repayments of loans receivable	5,272	2,949	4,093
Repayments of preferred equity investments	5,376	1,292	3,419
Investment in unconsolidated joint ventures	(142,910)	—	—
Net proceeds from the sales of real estate	87,304	100,723	16,751
Deposits for potential sale of real estate	8,000	—	—
Distributions in excess of earnings from unconsolidated joint ventures	—	—	1,305
Net cash used in investing activities	(216,248)	(336,196)	(136,451)
Cash flows from financing activities:
Net borrowings from revolving credit facility	204,046	—	—
Proceeds from issuance of senior unsecured notes	—	791,520	—
Principal payments on senior unsecured notes	—	(300,000)	—
Principal payments on term loans	(63,750)	(455,000)	—
Principal payments on secured debt	(17,516)	(12,661)	(3,072)
Payments of deferred financing costs	(20)	(9,317)	(830)
Payments related to extinguishment of debt	—	(30,196)	—
Payment of contingent consideration	(2,500)	—	—
Issuance of common stock, net	(4,810)	308,713	80,092
Dividends paid on common stock	(277,157)	(262,919)	(278,299)
Net cash (used in) provided by financing activities	(161,707)	30,140	(202,109)
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,222)	50,334	16,292
Effect of foreign currency translation on cash, cash equivalents and restricted cash	268	29	88
Cash, cash equivalents and restricted cash, beginning of period	115,886	65,523	49,143
Cash, cash equivalents and restricted cash, end of period	$53,932	$115,886	$65,523
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$97,723	$85,464	$92,589
Income taxes paid	$1,657	$1,839	$2,439
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$14,311	$—	$20,731
Secured debt assumed by buyer in connection with sale of real estate	$—	$—	$31,830
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 as a wholly owned subsidiary of Sun Healthcare Group, Inc. (“Sun”) and commenced operations on November 15, 2010 following Sabra’s separation from Sun. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its United States (“U.S.”) federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants throughout the U.S. and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), of which Sabra is the sole general partner and a wholly owned subsidiary of Sabra is currently the only limited partner, or by subsidiaries of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”), behavioral health facilities and specialty hospitals and other facilities, in each case leased to tenants who are responsible for the operations of these facilities; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in joint ventures; investments in loans receivable; and preferred equity investments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2022, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2022 and 2021, none of the Company’s investments in loans were accounted for as real estate joint ventures.

As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2022, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of (loss) income. Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of (loss) income. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 15 to 20 years; buildings and building improvements, five to 45 years; and furniture and equipment, three to 10 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods.
Impairment of Real Estate Investments
The Company regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential undiscounted future cash flows. In these instances, the undiscounted future cash flows models used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. When discounted cash flow is used to determine fair value, a discount rate assumption is also used. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company determines estimated fair value based primarily upon (i) estimated sale prices from signed contracts or letters of intent from third-party offers, (ii) discounted cash flow models of the investment over its remaining hold period, (iii) third-party appraisals and (iv) recent sales data for comparable properties.
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
Government Grants
By analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, government assistance provided to the Company in the form of an income grant, which is not related to long-lived assets and is not required to be repaid, is recognized as grant income when there is reasonable assurance that the grant will be received and the Company will comply with any conditions associated with the grant. Additionally, grants are recognized over the periods in which the Company recognizes the qualifying expenses and/or lost income for which the grants are intended to compensate. As of December 31, 2022, 2021 and 2020, the amount of qualifying expenditures exceeded amounts recognized under the CARES Act and other programs, and the Company had complied with all grant conditions. Accordingly, during the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.1 million, $0.5 million and $1.8 million, respectively, of grants in resident fees and services, and during the years ended December 31, 2022 and 2020, the Company recognized $3.6 million and $3.5 million, respectively, of grants in loss from unconsolidated joint ventures in the accompanying consolidated statements of (loss) income.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2022 and 2021, the Company did not have any assets held for sale.
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
Investment in Unconsolidated Joint Ventures
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
The Company regularly monitors events and changes in circumstances, including investment operating performance, changes in anticipated holding period and general market conditions, that could indicate that the carrying amounts of its equity method investments may be impaired. An equity method investment's value is impaired when the fair value of the investment is less than its carrying value and the Company determines the decline in value is other-than-temporary. The fair value is estimated based on discounted cash flows models that include all estimated cash inflows and outflows and any estimated debt premiums or discounts. The discounted cash flows are based on several assumptions, including management fee, absorption period, terminal capitalization rates, revenue and expense per bed, revenue and expense growth percentage, replacement reserve per unit, stabilized occupancy, stabilized operating margin, price per bed and discount rates. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If the Company believes that there is an other-than-temporary decline in the value of an equity method investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of such equity method investment.
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
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2022. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the

Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2022 and 2021, restricted cash totaled $4.6 million and $3.9 million, respectively, and restricted cash obligations totaled $3.9 million and $3.2 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees (team members) and its non-employee directors is recognized in the statements of (loss) income based on the estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the recipient providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on the Company’s estimate of the ultimate value of such award after considering the Company’s expectations of future performance. Forfeitures of stock-based awards are recognized as they occur.
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
Foreign Currency
Certain of the Company’s subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of other (expense) income on its consolidated statements of (loss) income.
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
Recently Issued Accounting Standards Update
Issued but Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
    During the year ended December 31, 2022, the Company acquired three Senior Housing - Managed communities and one behavioral health facility. Two of the investments were part of the Company’s proprietary development pipeline and were previously reflected as preferred equity investments which had an aggregate book value of $14.3 million at the time of acquisition. During the year ended December 31, 2021, the Company acquired two Senior Housing - Managed communities, one Senior Housing - Leased community, two behavioral health facilities and land to develop one skilled nursing/transitional care facility. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Land	$11,767	$5,465
Building and improvements	89,646	90,692
Tenant origination and absorption costs intangible assets	5,061	3,097
Tenant relationship intangible assets	41	194
Total consideration	$106,515	$99,448
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 25 years, respectively, for acquisitions completed during the year ended December 31, 2022. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of four years and 23 years, respectively, for acquisitions completed during the year ended December 31, 2021.
For the year ended December 31, 2022, the Company recognized $11.1 million and $1.6 million of total revenues and net loss, respectively, from the facilities acquired during the year ended December 31, 2022. For the year ended December 31, 2021, the Company recognized $8.7 million and $0.7 million of total revenues and net income, respectively, from the facilities acquired during the year ended December 31, 2021.

4.INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2022

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	264	29,136	$3,385,221	$(492,495)	$2,892,726
Senior Housing - Leased	47	3,550	590,694	(97,716)	492,978
Senior Housing - Managed	59	5,942	1,205,283	(222,089)	983,194
Behavioral Health	17	965	465,143	(58,481)	406,662
Specialty Hospitals and Other	15	392	225,443	(42,038)	183,405
	402	39,985	5,871,784	(912,819)	4,958,965
Corporate Level			904	(526)	378
			$5,872,688	$(913,345)	$4,959,343

As of December 31, 2021

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	279	30,920	$3,617,359	$(474,534)	$3,142,825
Senior Housing - Leased	60	4,099	720,581	(104,046)	616,535
Senior Housing - Managed	49	5,140	1,012,398	(174,098)	838,300
Behavioral Health	13	795	417,659	(41,556)	376,103
Specialty Hospitals and Other	15	392	225,348	(36,623)	188,725
	416	41,346	5,993,345	(830,857)	5,162,488
Corporate Level			863	(467)	396
			$5,994,208	$(831,324)	$5,162,884

	As of December 31,
	2022	2021
Building and improvements	$5,034,470	$5,145,096
Furniture and equipment	262,644	262,969
Land improvements	7,085	4,295
Land	568,489	581,848
Total real estate at cost	5,872,688	5,994,208
Accumulated depreciation	(913,345)	(831,324)
Total real estate investments, net	$4,959,343	$5,162,884
Operating Leases
As of December 31, 2022, the substantial majority of the Company’s real estate properties (excluding 59 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of December 31, 2022, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $13.1 million and $28.6 million as of December 31, 2022 and 2021, respectively, and letters of credit deposited with the Company totaled approximately $57 million and $63 million as of December 31, 2022 and 2021, respectively. In addition, the Company’s tenants have deposited with the Company $13.3 million and $16.8 million as of December 31, 2022 and 2021, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $17.7 million, $18.0 million and $20.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
In 2021, the Company concluded that its lease with the Avamere Family of Companies (“Avamere”) should no longer be accounted for on an accrual basis and wrote off $25.2 million of straight-line rent receivable balances, and in 2022, Avamere’s lease was amended to, among other things, reduce Avamere’s annual base rent to $30.7 million from $44.1 million, effective February 1, 2022.
During the third quarter of 2022, the Company concluded that its leases with North American Health Care, Inc. (“North American”) should no longer be accounted for on an accrual basis and wrote off $15.6 million of straight-line rent receivable balances related to these leases. In addition, during the third quarter of 2022, the Company terminated its leases with North American; however, North American remained in possession of the buildings and the lease termination was therefore accounted for as a lease modification. As a result of this accounting treatment, the Company adjusted the remaining useful lives of the existing lease intangibles with respect to these leases to reflect the new estimated period of occupancy. The facilities were transitioned to the Ensign Group or Avamere, as applicable, effective February 1, 2023.
For the year ended December 31, 2022, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2022, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

2023	$342,132
2024	344,577
2025	339,396
2026	324,028
2027	301,038
Thereafter	1,068,916
$2,720,087
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $1.5 million, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Capital and Other Expenditures
As of December 31, 2022, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $73 million. These commitments are principally for improvements to its facilities.

Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of December 31, 2022	Ownership as of December 31, 2022 (1)	Book Value as of December 31,
				2022	2021
Sienna Joint Venture	Senior Housing - Managed	12	50%	$120,269	$—
Marlin Spring Joint Venture	Senior Housing - Managed	3	85%	14,693	—
Enlivant Joint Venture (2)	Senior Housing - Managed	157	49%	—	96,680
				$134,962	$96,680
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)    As of December 31, 2021, the book value of the Company’s investment in the Enlivant Joint Venture (as defined below) includes an unamortized basis difference of $293.7 million. The unamortized basis difference is related to the difference between the amount the Company purchased its interest in the Enlivant Joint Venture for and the historical cost basis of the assets.
During 2022, the Company formed a joint venture with Marlin Spring (the “Marlin Spring Joint Venture”), and the Marlin Spring Joint Venture completed the acquisition of three senior housing communities that are being managed by third-party property managers. The gross investment by the Marlin Spring Joint Venture totaled CAD $82.5 million, excluding acquisition costs. In addition, the Marlin Spring Joint Venture financed and assumed an aggregate CAD $65.0 million of debt.
During 2022, the Company formed a joint venture with Sienna Senior Living (the “Sienna Joint Venture”), and the Sienna Joint Venture completed the acquisition of 12 senior housing communities that are being managed by Sienna Senior Living. The gross investment by the Sienna Joint Venture totaled CAD $379.0 million, excluding acquisition costs. In addition, the Sienna Joint Venture assumed CAD $53.4 million of debt.
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
During the fourth quarter of 2022, due to the confluence of labor shortages, increased labor costs, elevated interest rates and a slower than anticipated recovery in the operating performance of the underlying facilities, the Company concluded that the estimated fair value of its investment in the Enlivant Joint Venture had further declined to zero based on updated future cash flow analyses. Given the Company’s intent to sell the portfolio, the Company believes it is unlikely that it will hold its investment in the Enlivant Joint Venture for an adequate period of time to recover this estimated decline in value. As such, this decline was deemed to be other-than-temporary and the Company recorded an impairment charge totaling $57.8 million during the three months ended December 31, 2022. This impairment is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of (loss) income.
Determining the estimated fair value of the Company’s investment as of December 31, 2022 was based on significant unobservable assumptions. The Company estimated the then current fair value of its investment in the Enlivant Joint Venture based on a discounted cash flow analysis, using a holding period of 1.5 years, terminal capitalization rate of 7.00% and discount rate of 11.25%. The assumptions to determine fair value are Level 3 inputs in accordance with the hierarchy established under the GAAP fair value framework.
Summarized Financial Information
The following tables present summarized financial information for the Company’s investments in unconsolidated joint ventures (in thousands).

	As of December 31,
	2022	2021
Total assets	$754,220	$467,762
Total liabilities	894,969	822,063
Member’s deficit	(140,749)	(354,301)

	Year Ended December 31,
	2022	2021	2020
Total revenues	$351,073	$274,693	$299,031
Operating expenses (1)	324,462	265,194	240,331
Net (loss) income	(66,171)	(35,276)	5,196

Company’s share of net (loss) income	$(32,581)	$(17,184)	$2,546
Basis adjustments	7,673	10,771	19,145
Other-than-temporary impairment	57,778	164,126	—
Loss from unconsolidated joint venture	$(98,032)	$(192,081)	$(16,599)
(1)    During the years ended December 31, 2022 and 2021, TPG caused the Enlivant Joint Venture to fund $25.0 million and $20.0 million, respectively, of payments to Enlivant beyond amounts contractually required under the management agreement. These payments were to support the operations of Enlivant and are reflected as operating expenses. Funding for the support payments did not require capital contributions from Sabra but rather were funded with proceeds received by the Enlivant Joint Venture from TPG for the issuance of senior preferred interests or with cash on hand at the Enlivant Joint Venture.
Certain amounts in the financial information have been reclassified to conform to Sabra’s presentation. For the Enlivant Joint Venture, except for basis adjustments, other-than-temporary impairment and loss from unconsolidated joint venture, the financial information reflects the historical cost basis of the assets which pre-dated the Company’s investment in the Enlivant Joint Venture. In addition, the Company’s share of net (loss) income in the Enlivant Joint Venture excludes certain equity-like compensation expense and the related income tax impact as such expense is not the responsibility of the Company under the terms of the joint venture agreement.
Net Investment in Sales-Type Lease
As of December 31, 2022, the Company had a $25.5 million net investment in one skilled nursing/transitional care facility leased to a tenant under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in sales-type lease is recorded in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets and represents the present value of total rental payments of $0.8 million, plus the estimated purchase price of $25.6 million, less the unearned lease income of $0.8 million and allowance for credit losses of $0.1 million as of December 31, 2022. Unearned lease income represents the excess of the minimum lease payments and residual value over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from the Company’s net investment in sales-type lease was $2.5 million, $2.4 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is reflected in interest and other income on the accompanying consolidated statements of (loss) income. During each of the years ended December 31, 2022 and 2020, the Company reduced its allowance for credit losses by $0.1 million, and during the year ended December 31, 2021, the Company increased its allowance for credit losses by $0.1 million. During the year ended December 31, 2021, the Company was required to recognize a $1.0 million gain on sale of real estate prior to the sale to the tenant as a result of a lease modification and reassessing the classification of the lease and determining it should be accounted for as a sales-type lease. Future minimum lease payments contractually due under the sales-type lease at December 31, 2022, were $0.8 million for 2023.

5.IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the years ended December 31, 2022, 2021 and 2020, the Company recognized real estate impairments of $94.0 million, $9.5 million and $4.0 million, respectively, related to 10, three and four facilities, respectively, that have either sold or are under contract to sell.
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

Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Number of facilities	18	16	8
Consideration, net of closing costs	$87.3	$103.4	$50.0
Net carrying value	99.3	92.1	47.1
Net (loss) gain on sale	$(12.0)	$11.3	$2.9

Net (loss) income (1)	$(21.8)	$15.4	$12.1
(1)    In addition to net gain on sale, net (loss) income includes impairment of real estate of $14.8 million, $9.5 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Lease Intangible Assets:
Above market leases	$7,496	$7,496
Tenant origination and absorption costs	58,578	61,414
Tenant relationship	20,119	22,823
Gross lease intangible assets	86,193	91,733
Accumulated amortization	(46,062)	(37,670)
Lease intangible assets, net	$40,131	$54,063
Lease Intangible Liabilities:
Below market leases	$80,208	$81,211
Accumulated amortization	(37,964)	(31,498)
Lease intangible liabilities, net	$42,244	$49,713
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Increase (decrease) to rental income related to above/below market leases, net (1)	$6,624	$(13,512)	$849
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(17,591)	(8,694)	(10,620)
(1)    Balance for the year ended December 31, 2021 includes $18.6 million of accelerated amortization related to the above market lease intangible associated with the Company’s lease with Avamere. See Note 4, “Investment in Real Estate Properties,” for further discussion.

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2022 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2023	$9,040	$7,118
2024	5,507	7,118
2025	4,789	6,228
2026	4,504	4,956
2027	3,180	4,443
Thereafter	13,111	12,381
	$40,131	$42,244

Weighted-average remaining amortization period	8.7 years	7.0 years

7.LOANS RECEIVABLE AND OTHER INVESTMENTS
    As of December 31, 2022 and 2021, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of December 31, 2022
Investment	Quantity as of December 31, 2022	Property Type	Principal Balance as of December 31, 2022 (1)	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2022
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$309,000	7.6%	7.6%	11/01/26 - 01/31/27
Construction	—	—	—	—	3,347	—%	—%	—
Other	10	Multiple	51,364	47,936	36,028	7.1%	6.6%	02/03/23 - 08/31/28
	12		370,364	366,936	348,375	7.6%	7.5%
Allowance for loan losses			—	(6,611)	(6,344)
			$370,364	$360,325	$342,031
Other Investments:
Preferred Equity	7	Skilled Nursing / Senior Housing	50,902	51,071	57,055	10.8%	10.8%	N/A
Total	19		$421,266	$411,396	$399,086	8.0%	7.9%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of December 31, 2022, the Company has committed to provide up to $33.6 million of future funding related to two preferred equity investments.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Allowance for loan losses:
Balance at the beginning of the year	$6,344	$2,458	$542
Provision for loan losses	267	3,886	1,916
Balance at the end of the year	$6,611	$6,344	$2,458

	As of December 31,
	2022	2021
Deteriorated credit quality:
Number of loans receivable investments	1	4
Principal balance	$1,214	$1,780
Book value	—	188
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of December 31, 2022 and 2021, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		As of December 31, 2022
			Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)
Interest Rate Type	2022	2021			Maturity Date
Fixed Rate	$50,123	$67,602	2.84%	3.33%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of each of  December 31, 2022 and 2021.
(2)    Weighted average effective interest rate includes private mortgage insurance.
During the year ended December 31, 2022, the Company repaid $15.4 million of debt secured by three facilities.
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

Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31, (1)
Title	Maturity Date	2022	2021
5.125% senior unsecured notes due 2026	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $3.5 million and deferred financing costs, net of $12.0 million as of December 31, 2022 and does not include discount, net of $2.9 million and deferred financing costs, net of $13.6 million as of December 31, 2021. In addition, the weighted average effective interest rate as of December 31, 2022 was 4.01%.
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
3.90% Notes Due 2029. On October 7, 2019, the Issuers completed an underwritten public offering of $350.0 million aggregate principal amount of 3.90% senior unsecured notes due 2029 (the “2029 Notes”). The net proceeds were $340.5 million after deducting underwriting discounts and other offering expenses. A portion of the net proceeds was used to redeem all $200.0 million of 5.375% unsecured senior notes due 2023 (the “2023 Notes”), and the remaining net proceeds were used to repay borrowings outstanding on the Prior Revolving Credit Facility (as defined below). The 2029 Notes accrue interest at a rate of 3.90% per annum payable semiannually on April 15 and October 15 of each year. In 2019, Sabra Capital Corporation’s obligations as a co-issuer under the 2029 Notes were automatically released and discharged upon the redemption of the 2023 Notes.
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
3.20% Notes Due 2031. On September 30, 2021, the Operating Partnership completed an underwritten public offering of $800.0 million aggregate principal amount of 3.20% senior unsecured notes due 2031 (the “2031 Notes”). The net proceeds were $782.2 million after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay $345.0 million of the Company’s U.S. dollar Prior Term Loans (as defined below), redeem all of the 2024 Notes, as discussed above, and to fund a portion of one of the Company’s mortgage loans. The 2031 Notes accrue interest at a rate of 3.20% per annum payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022.
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
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2022.
Credit Agreement
On September 9, 2019, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), Sabra and the other parties thereto entered into a fifth amended and restated unsecured credit agreement (the “Prior Credit Agreement”).
The Prior Credit Agreement included a $1.0 billion revolving credit facility (the “Prior Revolving Credit Facility”), a $436.3 million U.S. dollar term loan and a CAD $125.0 million Canadian dollar term loan (collectively, the “Prior Term Loans”). Further, up to $175.0 million of the Prior Revolving Credit Facility could be used for borrowings in certain foreign currencies. The Prior Credit Agreement also contained an accordion feature that allowed for an increase in the total available borrowings to $2.75 billion, subject to terms and conditions.
The Prior Revolving Credit Facility had a maturity date of September 9, 2023, and included two six-month extension options. The Prior Term Loans had a maturity date of September 9, 2024.
During the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $1.8 million, respectively, of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Prior Term Loan.
As of December 31, 2022, there was $197.0 million (including CAD $204.5 million) outstanding under the Prior Revolving Credit Facility and $803.0 million available for borrowing.
Borrowings under the Prior Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Canadian Dollar Offered Rate (“CDOR”) for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) LIBOR or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) one-month LIBOR plus 1.0% (the “Prior Base Rate”). The ratings-based applicable interest margin for borrowings varied based on the Debt Ratings, as defined in the Prior Credit Agreement, and ranged from 0.775% to 1.45% per annum for CDOR or LIBOR based borrowings and 0.00% to 0.45% per annum for borrowings at the Prior Base Rate. As of December 31, 2022, the weighted average interest rate on the Prior Revolving Credit Facility was 5.76%. In addition, the Operating Partnership paid a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Prior Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Prior Term Loan bore interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Prior Base Rate. The ratings-based applicable interest margin for borrowings varied based on the Debt Ratings and ranged from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Prior Base Rate. As of December 31, 2022, the interest rate on the U.S. dollar Prior Term Loan was 5.64%. The Canadian dollar Prior Term Loan bore interest on the outstanding principal amount at a rate equal to CDOR plus an interest margin ranged from 0.85% to 1.65% depending on the Debt Ratings. As of December 31, 2022, the interest rate on the Canadian dollar Prior Term Loan was 5.99%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the LIBOR portion of the interest rate for $436.3 million of LIBOR-based borrowings under its U.S. dollar Prior Term Loan at a weighted average rate of 1.14% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $125.0 million of CDOR-based borrowings under its Canadian dollar Prior Term Loan at a rate of 1.10%. As of December 31, 2022, the effective interest rate on the U.S. dollar and Canadian dollar Prior Term Loans was 3.21% and 2.35%, respectively. In addition, the Canadian dollar Prior Term Loan and the CAD $204.5 million outstanding under the Prior Revolving Credit Facility were designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Prior Credit Agreement were fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances.
The Prior Credit Agreement contained customary covenants that included restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Prior Credit Agreement also required Sabra, through the Operating Partnership, to comply with specified financial covenants, which included a maximum total leverage ratio, a minimum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio.
On January 4, 2023, the Borrowers, and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”).
The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $430.0 million U.S. dollar term loan and a CAD $150.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $350.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.

The Revolving Credit Facility has a maturity date of January 4, 2027, and includes two six-month extension options. The Term Loans have a maturity date of January 4, 2028.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, CDOR for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal CDOR plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2022, 2021 and 2020, the Company incurred interest expense of $105.5 million, $98.6 million and $100.4 million, respectively. Interest expense includes non-cash interest expense of $11.1 million, $8.4 million and $8.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company had $18.2 million and $21.5 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2022 (in thousands):

	Secured Indebtedness	Prior Revolving Credit Facility (1)	Prior Term Loans	Senior Notes	Total
2023	$1,979	$196,982	$—	$—	$198,961
2024	2,034	—	528,538	—	530,572
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	—	—	100,000	102,206
Thereafter	39,668	—	—	1,150,000	1,189,668
Total Debt	50,123	196,982	528,538	1,750,000	2,525,643
Discount, net	—	—	—	(3,545)	(3,545)
Deferred financing costs, net	(891)	—	(2,409)	(12,024)	(15,324)
Total Debt, Net	$49,232	$196,982	$526,129	$1,734,431	$2,506,774
(1)    Prior Revolving Credit Facility was subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of December 31, 2022, approximately $5.2 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	As of December 31,
	2022	2021
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$436,250	$436,250
Denominated in Canadian Dollars	$125,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$55,991	$50,859
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$329,500	$125,000
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$309	$5,441
(1)    Balance includes swaps with an aggregate notional amount of $175.0 million, which accretes to $262.5 million in January 2023.

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2022 and 2021 (dollars in thousands):

		Count as of December 31, 2022			Maturity Dates
			Fair Value as of December 31,
Type	Designation		2022	2021		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	6	$11,004	$1,481	2023 - 2024	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	6,622	—	2024	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	3,851	1,849	2025	Accounts receivable, prepaid expenses and other assets, net
			$21,477	$3,330
Liabilities:
Interest rate swaps	Cash flow	—	$—	$3,522	2023 - 2024	Accounts payable and accrued liabilities
Interest rate collars	Cash flow	—	—	204	2024	Accounts payable and accrued liabilities
CAD borrowings under Prior Revolving Credit Facility	Net investment	1	150,982	—	2023	Revolving credit facility
CAD Prior Term Loan	Net investment	1	92,288	98,438	2024	Term loans, net
			$243,270	$102,164
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of (loss) income and the consolidated statements of equity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Loss Reclassified from Accumulated Other Comprehensive Income (Loss) Into Income			Income Statement Location
	For the year ended December 31,
	2022	2021	2020	2022	2021	2020
Cash Flow Hedges:
Interest rate products	$22,032	$17,408	$(35,320)	$(4,179)	$(12,774)	$(8,072)	Interest expense
Net Investment Hedges:
Foreign currency products	2,233	(272)	(758)	—	—	—	N/A
CAD borrowings under Prior Revolving Credit Facility	9,454	—	—	—	—	—	N/A
CAD Prior Term Loan	6,150	(338)	(2,075)	—	—	—	N/A
	$39,869	$16,798	$(38,153)	$(4,179)	$(12,774)	$(8,072)
During the years ended December 31, 2022, 2021 and 2020, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2022, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $21,000 that is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.1 million, $22,000 and $0.1 million of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022 and 2021 (in thousands):

As of December 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$21,477	$—	$21,477	$—	$—	$21,477
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2021
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,330	$—	$3,330	$(930)	$—	$2,400
Offsetting Liabilities:
Derivatives	$3,726	$—	$3,726	$(930)	$—	$2,796
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2022, the Company had no derivatives in a net liability position related to these agreements.

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
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and the Prior Credit Agreement are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 7% to 16% with a weighted average rate of 8% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022 and 2021 whose carrying amounts do not approximate their fair value (in thousands):

	As of December 31, 2022			As of December 31, 2021
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$370,364	$360,325	$370,188	$352,159	$342,031	$350,107
Preferred equity investments	50,902	51,071	51,995	56,805	57,055	57,784
Financial liabilities:
Senior Notes	1,750,000	1,734,431	1,463,041	1,750,000	1,733,566	1,808,781
Secured indebtedness	50,123	49,232	38,149	67,602	66,663	65,361
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2022 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$370,188	$—	$—	$370,188
Preferred equity investments	51,995	—	—	51,995
Financial liabilities:
Senior Notes	1,463,041	—	1,463,041	—
Secured indebtedness	38,149	—	—	38,149
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

Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2022, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$11,004	$—	$11,004	$—
Interest rate collars	6,622	—	6,622	—
Cross currency interest rate swaps	3,851	—	3,851	—

11.EQUITY
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
During the years ended December 31, 2021 and 2020, the Company sold 2.2 million and 3.7 million shares under the Prior ATM Program, respectively, at an average price of $17.78 and $16.23 per share, respectively, generating gross proceeds of $38.8 million (before $0.6 million of commissions) and $60.0 million (before $0.9 million of commissions), respectively, (excluding sales utilizing the forward feature of the Prior ATM Program, as described below).
Additionally, during the years ended December 31, 2021 and 2020, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 6.8 million and 2.6 million shares of the Company’s common stock, respectively, at an initial weighted average price of $17.49 and $17.44 per share, net of commissions, respectively. During the years ended December 31, 2021 and 2020, the Company settled 7.9 million (inclusive of the 6.8 million shares referenced in the immediately preceding sentence, and constituting all of the open forward positions under the Prior ATM Program) and 1.4 million shares, respectively, at a weighted average net price of $17.36 and $17.45 per share, after commissions and fees, respectively, resulting in net proceeds of $137.0 million and $25.0 million, respectively.
On August 6, 2021, the Company established a new at-the-market equity offering program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On November 9, 2022, the Company terminated the ATM Program.
During the year ended December 31, 2021, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 1.7 million shares of the Company’s common stock at an initial weighted average price of $14.56 per share, net of commissions, and settled all of the open forward positions under the ATM Program by issuing 1.7 million shares at a weighted average net price of $14.23 per share, after commissions and fees, resulting in net proceeds of $24.2 million. No other shares were sold under the ATM Program during the year ended December 31, 2021. No shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program during the period from January 1, 2022 to November 9, 2022.
On October 15, 2021, the Company completed an underwritten public offering of 7.8 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $112.6 million from the offering at a price of $14.40 per share. These proceeds were used to fund a portion of one of the Company’s mortgage loan investments.

During the years ended December 31, 2022, 2021 and 2020, the Company issued 0.6 million, 0.2 million and 0.2 million shares, respectively, of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $3.3 million, $2.1 million and $3.2 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of the Company’s accumulated other comprehensive income (loss) (in thousands):

	As of December 31,
	2022	2021
Foreign currency translation gain (loss)	$1,168	$(1,973)
Unrealized gain (loss) on cash flow hedges	17,895	(8,048)
Total accumulated other comprehensive income (loss)	$19,063	$(10,021)

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

The following table summarizes additional information concerning restricted stock units at December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2021	1,656,544	$16.19
Granted	862,603	12.78
Vested	(377,632)	14.97
Dividends reinvested	170,225	16.29
Cancelled/forfeited	(163,956)	15.92
Unvested as of December 31, 2022	2,147,784	$15.07
As of December 31, 2022, the weighted average remaining vesting period of restricted stock units was 2.7 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2022, 2021 and 2020 was $12.78, $15.55 and $17.13, respectively. The total fair value of units vested during the years ended December 31, 2022, 2021 and 2020 was $5.7 million, $15.9 million and $10.7 million, respectively.
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

	2022	2021	2020
Risk free interest rate	0.99% - 4.13%	0.17% - 0.99%	0.17% - 1.63%
Expected stock price volatility	53.60% - 56.11%	53.17% - 53.60%	23.80% - 53.17%
Expected service period	3.0 years	3.0 years	2.7 - 3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $7.5 million, $7.9 million and $7.9 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of (loss) income. As of December 31, 2022, there was $22.8 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2022, 2021 and 2020, the Company’s matching contributions were $0.3 million, $0.3 million and $0.2 million, respectively.

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

The following is a summary of the Company’s provision for income taxes and deferred taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision for federal, state and local income taxes	$1,234	$2,263	$495
Provision (benefit) for foreign income taxes	8	(418)	215
Income tax expense	$1,242	$1,845	$710

	As of December 31,
	2022	2021
Deferred tax assets:
Federal	$6,390	$3,668
Valuation allowance on federal	(6,390)	(3,668)
Foreign	8,455	6,307
Valuation allowance on foreign	(8,430)	(6,255)
Deferred tax (liabilities):
Foreign	(25)	(52)
	$—	$—
The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2019 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

14.EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net (loss) income	$(77,605)	$(113,256)	$138,417
Denominator
Basic weighted average common shares and common equivalents	230,947,895	219,073,027	206,223,503
Dilutive restricted stock units	—	—	1,029,327
Diluted weighted average common shares	230,947,895	219,073,027	207,252,830
Net (loss) income, per:
Basic common share	$(0.34)	$(0.52)	$0.67
Diluted common share	$(0.34)	$(0.52)	$0.67
During the years ended December 31, 2022, 2021 and 2020, approximately 0.9 million, 1.0 million and 67,000 restricted stock units, respectively, and during the year ended December 31, 2021, approximately 25,000 shares related to forward equity sale agreements, were not included in computing diluted earnings per share because they were considered anti-dilutive.

15.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2022, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On February 1, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 28, 2023 to common stockholders of record as of the close of business on February 13, 2023.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2022
(dollars in thousands)

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Bedford Hills	Bedford, NH	100%	$5,207	$1,911	$12,245	$14,156	$—	$1,911	$10,566	$12,477	$(4,970)	1992/2010, 2019	11/15/10	36
The Elms Center	Milford, NH	100%	—	312	1,679	1,991	—	312	1,226	1,538	(983)	1890/2005	11/15/10	20
Mineral Springs	North Conway, NH	100%	10,679	417	5,352	5,769	—	417	4,386	4,803	(1,915)	1988/2009	11/15/10	43
Wolfeboro	Wolfeboro, NH	100%	8,995	454	4,531	4,985	—	454	3,747	4,201	(1,578)	1984/1986, 1987, 2009	11/15/10	41
Broadmeadow Healthcare	Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(7,035)	2005	08/01/11	40
Capitol Healthcare	Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(5,264)	1996/2016	08/01/11	40
Pike Creek Healthcare	Wilmington, DE	100%	—	2,460	25,240	27,700	11,631	2,460	36,871	39,331	(8,359)	2009/2022	08/01/11	40
Renaissance Healthcare	Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,632	22,620	24,252	(7,530)	2008	08/01/11	40
Warrington	Warrington, PA	100%	—	2,617	11,662	14,279	192	2,617	11,583	14,200	(3,359)	1958/2009/ 2016	03/30/12	40
Ridgecrest	Duffield, VA	100%	—	509	5,018	5,527	1,333	509	5,964	6,473	(2,139)	1981/2013	05/10/12	40
Arbrook Plaza	Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	13,702	17,485	(3,599)	2003/2012	11/30/12	40
Gulf Pointe Plaza	Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,212	7,217	(1,660)	2002/2012, 2018	11/30/12	40
Gateway Senior Living	Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(7,509)	1962/1996, 2013	02/14/14	40
Nye Legacy	Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(4,453)	2008	02/14/14	40
Nye Pointe	Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(962)	1970/1979, 1983, 1994	02/14/14	40
Ignite Medical Resort - AdamsPARC	Bartlesville, OK	100%	—	1,332	6,904	8,236	986	1,332	7,890	9,222	(1,888)	1989/2019	10/29/14	40
Ignite Medical Resort - OKC	Oklahoma City, OK	100%	—	2,189	23,567	25,756	2,534	2,189	25,925	28,114	(5,953)	1963/1984, 2018, 2019	10/29/14	40
Ignite Medical Resort - Norman	Norman, OK	100%	—	869	5,236	6,105	785	869	6,021	6,890	(1,595)	2001/2013, 2019	10/29/14	40
Cadia Healthcare of Hyattsville	Hyattsville, MD	100%	—	6,343	65,573	71,916	712	4,192	33,954	38,146	—	1950/1976, 2008	06/30/15	40
Cadia Healthcare of Annapolis	Annapolis, MD	100%	—	1,548	40,773	42,321	334	1,023	21,445	22,468	—	1964/1993, 2012	06/30/15	40
Cadia Healthcare of Wheaton	Wheaton, MD	100%	—	676	56,897	57,573	286	447	30,011	30,458	—	1966/1991, 2012	06/30/15	40
Cadia Healthcare Hagerstown	Hagerstown, MD	100%	—	1,475	56,237	57,712	8,428	975	34,457	35,432	—	1950/1953, 1975, 2014, 2019, 2020	11/25/15	40
Cadia Healthcare of Spring Brook	Silver Spring, MD	100%	—	963	48,085	49,048	356	637	26,276	26,913	—	1965/2015	07/26/16	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Andrew Residence	Minneapolis, MN	100%	—	2,931	6,943	9,874	1,190	2,931	7,999	10,930	(1,471)	1941/2014, 2019	08/17/17	40
Avamere Riverpark of Eugene	Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(4,954)	1988/2016	08/17/17	40
Avamere Rehabilitation of Lebanon	Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(2,044)	1974	08/17/17	40
Avamere Crestview of Portland	Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(2,919)	1964/2016	08/17/17	40
Avamere Rehabilitation of King City	Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(1,738)	1975	08/17/17	40
Avamere Rehabilitation of Hillsboro	Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(2,020)	1973	08/17/17	40
Avamere Rehabilitation of Junction City	Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(1,182)	1966/2015	08/17/17	40
Avamere Rehabilitation of Eugene	Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(2,881)	1966/2016	08/17/17	40
Avamere Rehabilitation of Coos Bay	Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(1,322)	1968	08/17/17	40
Avamere Rehabilitation of Clackamas	Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(764)	1961	08/17/17	40
Avamere Rehabilitation of Newport	Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(729)	1973/2014	08/17/17	40
Avamere Rehabilitation of Oregon City	Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(1,748)	1974	08/17/17	40
Avamere Transitional Care of Puget Sound	Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(1,948)	2017	08/17/17	40
Richmond Beach Rehab	Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(2,155)	1993/2014	08/17/17	40
St. Francis of Bellingham	Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(2,308)	1984/2015	08/17/17	40
Avamere Olympic Rehabilitation of Sequim	Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(804)	1974	08/17/17	40
Avamere Heritage Rehabilitation of Tacoma	Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(779)	1968	08/17/17	40
Avamere at Pacific Ridge	Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(408)	1972/2014	08/17/17	40
Avamere Rehabilitation of Cascade Park	Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(2,357)	1991	08/17/17	40
The Pearl at Kruse Way	Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(2,017)	2005/2016	08/17/17	40
Avamere at Medford	Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(6,546)	1974/2016	08/17/17	40
Avamere Bellingham Healthcare and Rehab Services	Bellingham, WA	100%	—	2,908	2,058	4,966	—	2,908	2,058	4,966	(416)	1972/2015	08/17/17	40
Queen Anne Healthcare	Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(975)	1970	08/17/17	40
Skyline Transitional Care Center	Boise, ID	100%	—	681	9,348	10,029	627	681	9,975	10,656	(1,465)	1979	08/17/17	40
Avamere Transitional Care at Sunnyside	Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(2,322)	1981	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Avamere Health Services of Rogue Valley	Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(3,563)	1961/2016	08/17/17	40
Malley Transitional Care Center	Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,272	30,934	(4,982)	1972/2016	08/17/17	40
Brighton Care Center	Brighton, CO	100%	—	1,933	11,624	13,557	200	1,933	11,824	13,757	(1,819)	1971	08/17/17	40
Tustin Subacute Care Facility	Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(1,639)	2008	08/17/17	40
La Mesa Nursing & Rehab	La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(1,193)	2012	08/17/17	40
Westminster Healthcare Center	Westminster, MD	100%	—	2,128	6,614	8,742	487	2,128	7,073	9,201	(1,452)	1973/2010, 2019	08/17/17	40
Garden Valley Healthcare Center	Kansas City, MO	100%	—	1,985	2,714	4,699	317	1,985	2,897	4,882	(1,016)	1983	08/17/17	40
Worthington Nursing & Rehabilitation	Parkersburg, WV	100%	—	697	10,688	11,385	285	697	10,973	11,670	(2,095)	1974/1999, 2019	08/17/17	40
Burlington House Healthcare Center	Cincinnati, OH	100%	—	2,686	10,062	12,748	—	2,686	10,062	12,748	(1,733)	1989/2015	08/17/17	40
Cedars Healthcare Center	Charlottesville, VA	100%	—	2,840	8,450	11,290	1,176	2,840	9,581	12,421	(1,989)	1964/2009, 2019	08/17/17	40
Annandale Healthcare Center	Annandale, VA	100%	—	7,241	17,727	24,968	2,710	7,241	20,417	27,658	(3,790)	1963/2013, 2019	08/17/17	40
Petersburg Healthcare Center	Petersburg, VA	100%	—	988	8,416	9,404	146	988	8,561	9,549	(1,485)	1970/2009	08/17/17	40
Battlefield Park Healthcare Center	Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	9,008	10,182	(1,535)	1976/2010	08/17/17	40
Hagerstown Healthcare Center	Hagerstown, MD	100%	—	1,393	13,438	14,831	150	1,393	13,565	14,958	(2,188)	1971/2010	08/17/17	40
Cumberland Healthcare Center	Cumberland, MD	100%	—	800	16,973	17,773	457	800	17,413	18,213	(2,824)	1968	08/17/17	40
Gilroy Healthcare and Rehabilitation Center	Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(3,387)	1968/2021	08/17/17	40
North Cascades Health and Rehabilitation Center	Bellingham, WA	100%	—	1,437	14,196	15,633	—	1,437	14,196	15,633	(2,116)	1999	08/17/17	40
Granite Rehabilitation & Wellness	Cheyenne, WY	100%	—	387	13,613	14,000	2,246	387	15,859	16,246	(3,080)	1967/2017	08/17/17	40
Rawlins Rehabilitation & Wellness	Rawlins, WY	100%	—	281	6,007	6,288	—	281	6,007	6,288	(890)	1967	08/17/17	40
Wind River Rehabilitation & Wellness	Riverton, WY	100%	—	199	11,398	11,597	—	199	11,398	11,597	(1,645)	1967	08/17/17	40
Sage View Care Center	Rock Springs, WY	100%	—	420	8,665	9,085	—	420	8,665	9,085	(1,305)	1964/2017	08/17/17	40
Shelton Health and Rehabilitation Center	Shelton, WA	100%	—	415	8,965	9,380	700	415	9,665	10,080	(1,473)	1998	08/17/17	40
Dundee Nursing Home	Bennettsville, SC	100%	—	1,437	4,631	6,068	—	1,437	4,631	6,068	(763)	1958	08/17/17	40
Oak Harbor Health Center	Mount Pleasant, SC	100%	—	2,689	3,942	6,631	—	2,689	3,942	6,631	(690)	1977/2015	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Tri-State Comp Care Center	Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(887)	1990/2005	08/17/17	40
Oak View Health and Rehabilitation Center	Conway, SC	100%	—	1,408	10,784	12,192	—	1,408	10,784	12,192	(1,733)	1975	08/17/17	40
Bayview Manor	Beaufort, SC	100%	—	1,842	11,389	13,231	—	1,842	11,389	13,231	(1,777)	1970	08/17/17	40
Focused Care at Baytown	Baytown, TX	100%	—	479	6,351	6,830	209	479	6,436	6,915	(1,017)	1970/2019	08/17/17	40
Focused Care at Allenbrook	Baytown, TX	100%	—	426	3,236	3,662	173	426	3,299	3,725	(617)	1975/2019	08/17/17	40
Focused Care at Huntsville	Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,173	3,475	(546)	1968/2019	08/17/17	40
Focused Care at Center	Center, TX	100%	—	231	1,335	1,566	312	231	1,530	1,761	(384)	1972/2019	08/17/17	40
Focused Care at Humble	Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	1,970	4,084	(495)	1972/2019	08/17/17	40
Focused Care at Beechnut	Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	5,852	6,871	(986)	1982/2019	08/17/17	40
Focused Care at Linden	Linden, TX	100%	—	112	256	368	133	112	288	400	(90)	1968/2019	08/17/17	40
Focused Care at Sherman	Sherman, TX	100%	—	469	6,310	6,779	255	469	6,356	6,825	(1,018)	1971/2019	08/17/17	40
Focused Care at Mount Pleasant	Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,198	7,448	(1,188)	1970/2019	08/17/17	40
Focused Care at Waxahachie	Waxahachie, TX	100%	—	416	7,259	7,675	976	416	8,158	8,574	(1,371)	1976/2019	08/17/17	40
Focused Care at Gilmer	Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,582	5,289	(785)	1990/2019	08/17/17	40
Hearthstone of Northern Nevada	Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(1,443)	1988	08/17/17	40
Richmond Care Center	Richmond, IN	100%	—	259	9,819	10,078	131	259	9,950	10,209	(1,549)	1975/2005	08/17/17	40
Petersburg Care Center	Petersburg, IN	100%	—	581	5,367	5,948	23	581	5,390	5,971	(885)	1970/2009	08/17/17	40
Fort Pierce Health Care	Fort Pierce, FL	100%	—	787	16,648	17,435	796	787	17,444	18,231	(2,510)	1960/2011, 2022	08/17/17	40
Maryville	Maryville, MO	100%	—	114	5,955	6,069	—	150	5,955	6,105	(1,000)	1972	08/17/17	40
Ashland Healthcare	Ashland, MO	100%	—	765	2,669	3,434	—	765	2,669	3,434	(480)	1993	08/17/17	40
Bellefontaine Gardens	St. Louis, MO	100%	—	2,071	5,739	7,810	—	2,071	5,739	7,810	(1,032)	1988/1991	08/17/17	40
Current River Nursing Center	Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(1,306)	1991	08/17/17	40
Dixon Nursing & Rehabilitation	Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(576)	1989/2011	08/17/17	40
Forsyth Nursing & Rehabilitation	Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(1,373)	1993/2007	08/17/17	40
Glenwood Healthcare	Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(202)	1990	08/17/17	40
Silex Community Care	Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(813)	1991	08/17/17	40
South Hampton Place	Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(1,084)	1994	08/17/17	40
Strafford Care Center	Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(1,055)	1995	08/17/17	40
Windsor Healthcare & Rehabilitation	Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(1,001)	1996	08/17/17	40
Park Manor of Conroe	Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(2,738)	2001	08/17/17	40
Park Manor of Cypress Station	Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(1,735)	2003/2013	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Park Manor of Humble	Humble, TX	100%	—	1,541	12,332	13,873	645	1,541	12,977	14,518	(2,176)	2003/2019	08/17/17	40
Park Manor of Quail Valley	Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(1,502)	2005	08/17/17	40
Park Manor of Westchase	Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(1,174)	2005	08/17/17	40
Park Manor of CyFair	Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(1,915)	1999	08/17/17	40
Tanglewood Health and Rehabilitation	Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(399)	1973/2013	08/17/17	40
Smoky Hill Health and Rehabilitation	Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(686)	1981	08/17/17	40
Westridge Healthcare Center	Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(1,083)	1965/1984	08/17/17	40
Twin City Healthcare	Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(1,293)	1974/2022	08/17/17	40
Pine Knoll Rehabilitation Center	Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(856)	1986/1998, 2021	08/17/17	40
Willow Crossing Health & Rehab Center	Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(1,573)	1988/2004, 2022	08/17/17	40
Persimmon Ridge Center	Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(1,468)	1964/2022	08/17/17	40
Vermillion Convalescent Center	Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(1,540)	1971/2021	08/17/17	40
Las Vegas Post Acute & Rehabilitation	Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(2,557)	1964	08/17/17	40
Torey Pines Rehabilitation Hospital	Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(1,244)	1972/1997	08/17/17	40
Bay View Rehabilitation Hospital	Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(3,205)	1967/2021	08/17/17	40
Dover Center for Health & Rehabilitation	Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(1,166)	1969/1992, 2017	08/17/17	40
Augusta Center for Health & Rehabilitation	Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(1,016)	1967	08/17/17	40
Eastside Center for Health & Rehabilitation	Bangor, ME	100%	—	302	1,811	2,113	2,211	302	4,021	4,323	(771)	1967/1993, 2019	08/17/17	40
Winship Green Center for Health & Rehabilitation	Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(339)	1974	08/17/17	40
Brewer Center for Health & Rehabilitation	Brewer, ME	100%	—	177	14,497	14,674	2,520	177	17,017	17,194	(2,730)	1974/1990, 2019	08/17/17	40
Kennebunk Center for Health & Rehabilitation	Kennebunk, ME	100%	—	198	6,822	7,020	1,952	198	8,775	8,973	(1,267)	1977	08/17/17	40
Norway Center for Health & Rehabilitation	Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(614)	1976	08/17/17	40
Brentwood Center for Health & Rehabilitation	Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(372)	1952	08/17/17	40
The Reservoir Center for Health & Rehabilitation	Marlborough, MA	100%	—	942	1,541	2,483	8,727	942	10,268	11,210	(2,738)	1973/2018	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Westgate Center for Rehabilitation & Alzheimer's Care	Bangor, ME	100%	—	229	7,171	7,400	347	229	7,519	7,748	(1,200)	1969/1993	08/17/17	40
New Orange Hills	Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(2,223)	1987/2020	08/17/17	40
Millbrook Healthcare & Rehabilitation Center	Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(960)	2008	08/17/17	40
Pleasant Valley Healthcare & Rehabilitation Center	Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(1,182)	2008	08/17/17	40
Focused Care at Clarksville	Clarksville, TX	100%	—	279	4,269	4,548	100	279	4,369	4,648	(812)	1989/2019	08/17/17	40
McKinney Healthcare & Rehabilitation Center	McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(1,025)	2006	08/17/17	40
Hopkins Health Services	Hopkins, MN	100%	—	807	4,668	5,475	530	807	5,198	6,005	(1,169)	1961/2008, 2019	08/17/17	40
Florence Health Services	Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(669)	1970	08/17/17	40
St. Francis Health Services	St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(347)	1960/1997	08/17/17	40
Rochester East Health Services	Rochester, MN	100%	—	645	7,067	7,712	178	645	7,245	7,890	(1,203)	1967/2011, 2019	08/17/17	40
Wisconsin Dells Health Services	Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(382)	1972/2006	08/17/17	40
Sheboygan Health Services	Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(573)	1967/2012	08/17/17	40
Blue Ridge Health & Rehabilitation Center	Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(652)	1979	08/17/17	40
Focused Care at Corpus	Corpus Christi, TX	100%	—	366	6,961	7,327	127	51	1,061	1,112	(813)	1973/2010	08/17/17	40
Focused Care at Burnet Bay	Baytown, TX	100%	—	579	22,317	22,896	103	579	22,419	22,998	(3,251)	2000/2013	08/17/17	40
Focused Care at Cedar Bayou	Baytown, TX	100%	—	589	20,475	21,064	362	589	20,837	21,426	(3,204)	2008	08/17/17	40
Focused Care at Westwood	Houston, TX	100%	—	1,300	13,353	14,653	31	1,300	13,384	14,684	(2,083)	2006	08/17/17	40
Focused Care at Pasadena	Pasadena, TX	100%	—	1,148	23,579	24,727	47	1,148	23,626	24,774	(3,484)	2004	08/17/17	40
Focused Care at Webster	Webster, TX	100%	—	904	10,315	11,219	24	904	10,338	11,242	(1,648)	2000/2009	08/17/17	40
Focused Care at Summer Place	Beaumont, TX	100%	—	945	20,424	21,369	272	945	20,696	21,641	(3,047)	2009	08/17/17	40
Focused Care at Orange	Orange, TX	100%	—	711	10,737	11,448	186	711	10,923	11,634	(1,687)	2006	08/17/17	40
SHC of Whitesburg Gardens	Huntsville, AL	100%	—	634	28,071	28,705	19	634	28,089	28,723	(3,968)	1968/2012	08/17/17	40
SHC of Terre Haute	Terre Haute, IN	100%	—	644	37,451	38,095	59	644	37,511	38,155	(5,948)	1996/2013	08/17/17	40
SHC at Larkin Springs	Madison, TN	100%	—	902	3,850	4,752	23	902	3,873	4,775	(744)	1969/2016	08/17/17	40
SHC of Savannah	Savannah, GA	100%	—	1,235	3,765	5,000	18	1,235	3,783	5,018	(763)	1970/2015	08/17/17	40
SHC of Bowling Green	Bowling Green, KY	100%	—	280	13,975	14,255	32	280	14,007	14,287	(2,184)	1970/2015	08/17/17	40
Oakview Nursing and Rehabilitation Center	Calvert City, KY	100%	—	1,176	7,012	8,188	25	1,176	7,037	8,213	(1,165)	1962/2015	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Fountain Circle Care and Rehabilitation Center	Winchester, KY	100%	—	554	13,207	13,761	43	554	13,250	13,804	(2,108)	1967/2015	08/17/17	40
Riverside Care & Rehabilitation Center	Calhoun, KY	100%	—	613	7,643	8,256	30	613	7,673	8,286	(1,304)	1963/2015	08/17/17	40
SHC of Bremen	Bremen, IN	100%	—	173	7,393	7,566	38	173	7,431	7,604	(1,153)	1982/2015	08/17/17	40
SHC of Muncie	Muncie, IN	100%	—	374	27,429	27,803	38	374	27,467	27,841	(3,963)	1980/2013	08/17/17	40
SHC at Parkwood	Lebanon, IN	100%	—	612	11,755	12,367	39	612	11,794	12,406	(1,800)	1977/2012	08/17/17	40
SHC at Tower Road	Marietta, GA	100%	—	364	16,116	16,480	20	364	16,137	16,501	(2,528)	1969/2015	08/17/17	40
Danville Centre for Health and Rehabilitation	Danville, KY	100%	—	790	9,356	10,146	32	790	9,388	10,178	(1,722)	1962/2015	08/17/17	40
SHC at Hillcrest	Owensboro, KY	100%	—	1,048	22,587	23,635	40	1,048	22,627	23,675	(3,391)	1963/2011	08/17/17	40
SHC of Elizabethtown	Elizabethtown, KY	100%	—	239	4,853	5,092	49	239	4,903	5,142	(816)	1969	08/17/17	40
SHC of Primacy	Memphis, TN	100%	—	1,633	9,371	11,004	21	1,633	9,392	11,025	(1,541)	1981/2015	08/17/17	40
SHC of Harbour Pointe	Norfolk, VA	100%	—	705	16,451	17,156	33	705	16,485	17,190	(2,795)	1969/2015	08/17/17	40
Harrodsburg Health & Rehabilitation Center	Harrodsburg, KY	100%	—	1,049	9,851	10,900	21	1,049	9,872	10,921	(1,725)	1975/2016	08/17/17	40
SHC of Putnam County	Cookeville, TN	100%	—	1,034	15,555	16,589	32	1,034	15,586	16,620	(2,390)	1979/2016	08/17/17	40
SHC of Fayette County	Washington Court House, OH	100%	—	405	4,839	5,244	20	405	4,859	5,264	(882)	1984/2015	08/17/17	40
SHC of Galion	Galion, OH	100%	—	836	668	1,504	14	836	683	1,519	(198)	1967/1985	08/17/17	40
SHC of Roanoke Rapids	Roanoke Rapids, NC	100%	—	373	10,308	10,681	25	373	10,334	10,707	(1,742)	1967/2015	08/17/17	40
SHC of Kinston	Kinston, NC	100%	—	954	7,987	8,941	73	954	8,059	9,013	(1,516)	1960/2015	08/17/17	40
SHC of Chapel Hill	Chapel Hill, NC	100%	—	809	2,703	3,512	1,191	809	3,893	4,702	(765)	1984/2015	08/17/17	40
SHC of Chillicothe	Chillicothe, OH	100%	—	260	8,924	9,184	19	260	8,943	9,203	(1,557)	1974/2015	08/17/17	40
SHC of Coshocton	Coshocton, OH	100%	—	374	2,530	2,904	37	374	2,567	2,941	(599)	1974/2015	08/17/17	40
SHC of McCreary County Rehab & Wellness Center	Pine Knot, KY	100%	—	208	7,665	7,873	23	208	7,689	7,897	(1,216)	1990	08/17/17	40
SHC at Colonial Rehab & Wellness Center	Bardstown, KY	100%	—	634	4,094	4,728	16	634	4,110	4,744	(759)	1968/2010	08/17/17	40
SHC of Glasgow Rehab & Wellness Center	Glasgow, KY	100%	—	83	2,057	2,140	28	83	2,086	2,169	(462)	1968	08/17/17	40
SHC of Carrollton Rehab & Wellness Center	Carrollton, KY	100%	—	124	1,693	1,817	21	124	1,714	1,838	(399)	1978/2016	08/17/17	40
SHC of Hart County Rehab & Wellness Center	Horse Cave, KY	100%	—	208	7,070	7,278	38	208	7,108	7,316	(1,227)	1993	08/17/17	40
SHC at Heritage Hall Rehab & Wellness Center	Lawrenceburg, KY	100%	—	635	9,861	10,496	17	635	9,879	10,514	(1,587)	1973	08/17/17	40
SHC at Jackson Manor Rehab & Wellness Center	Annville, KY	100%	—	479	6,078	6,557	17	479	6,095	6,574	(958)	1989	08/17/17	40
SHC at Jefferson Manor Rehab & Wellness Center	Louisville, KY	100%	—	3,528	4,653	8,181	24	3,528	4,677	8,205	(920)	1982/2012	08/17/17	40
SHC at Jefferson Place Rehab & Wellness Center	Louisville, KY	100%	—	2,207	20,733	22,940	29	2,207	20,761	22,968	(3,085)	1991/2010	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
SHC of Monroe County Rehab & Wellness Center	Tompkinsville, KY	100%	—	333	9,556	9,889	26	333	9,582	9,915	(1,521)	1969	08/17/17	40
SHC at North Hardin Rehab & Wellness Center	Radcliff, KY	100%	—	1,815	7,470	9,285	34	1,815	7,504	9,319	(1,507)	1986	08/17/17	40
SHC of Hartford Rehab & Wellness Center	Hartford, KY	100%	—	312	8,189	8,501	21	312	8,210	8,522	(1,332)	1967	08/17/17	40
SHC at Rockford Rehab & Wellness Center	Louisville, KY	100%	—	427	6,003	6,430	21	427	6,023	6,450	(1,040)	1975/2005	08/17/17	40
SHC at Summerfield Rehab & Wellness Center	Louisville, KY	100%	—	1,134	9,166	10,300	28	1,134	9,194	10,328	(1,630)	1979/2013	08/17/17	40
SHC at Tanbark Rehab & Wellness Center	Lexington, KY	100%	—	2,558	4,311	6,869	51	2,558	4,361	6,919	(837)	1989	08/17/17	40
SHC at Summit Manor Rehab & Wellness Center	Columbia, KY	100%	—	114	11,141	11,255	28	114	11,169	11,283	(1,735)	1965	08/17/17	40
Belle View Estates Rehabilitation and Care Center	Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(593)	1995	08/17/17	40
Heartland Rehabilitation and Care Center	Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(1,257)	1992	08/17/17	40
River Ridge Rehabilitation and Care Center	Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(689)	1990	08/17/17	40
Brookridge Cove Rehabilitation and Care Center	Morrilton, AR	100%	—	412	2,642	3,054	3,013	467	5,655	6,122	(620)	1996/2022	08/17/17	40
Southern Trace Rehabilitation and Care Center	Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(1,355)	1989/2015	08/17/17	40
Savannah Specialty Care Center	Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(1,752)	1972	08/17/17	40
Pettigrew Rehabilitation Center	Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(1,427)	1968/2006	08/17/17	40
Sunnybrook Rehabilitation Center	Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(1,783)	1971	08/17/17	40
Raleigh Rehabilitation Center	Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(2,631)	1967/2007	08/17/17	40
Cypress Pointe Rehabilitation Center	Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(855)	1966/2013	08/17/17	40
Silas Creek Rehabilitation Center	Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(634)	1965	08/17/17	40
Lincolnton Rehabilitation Center	Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(1,518)	1976	08/17/17	40
Rehabilitation and Nursing Center of Monroe	Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(1,001)	1963/2005	08/17/17	40
Guardian Care of Zebulon	Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(1,252)	1973/2010	08/17/17	40
Guardian Care of Rocky Mount	Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(2,630)	1975	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Park Village Healthcare and Rehabilitation	DeSoto, TX	100%	—	942	6,033	6,975	320	942	6,353	7,295	(1,026)	1987	08/17/17	40
River Pointe of Trinity Healthcare and Rehabilitation	Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(692)	1985/2019	08/17/17	40
Avalon Place - Kirbyville	Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(998)	1987	08/17/17	40
Heritage House of Marshall	Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(759)	2008	08/17/17	40
Autumn Woods Residential Health Care Facility	Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(4,218)	1961/2001	08/17/17	40
Autumn View Health Care Facility	Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(7,809)	1983/2014	08/17/17	40
Brookhaven Health Care Facility	East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(4,613)	1988/2011	08/17/17	40
Harris Hill Nursing Facility	Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(6,580)	1992/2007	08/17/17	40
Garden Gate Health Care Facility	Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(4,493)	1979/2006	08/17/17	40
Northgate Health Care Facility	North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(4,428)	1982/2007	08/17/17	40
Seneca Health Care Center	West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(3,956)	1974/2008	08/17/17	40
Blueberry Hill Rehabilitation and Healthcare Center	Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(2,694)	1965/2015	08/17/17	40
River Terrace Rehabilitation and Healthcare Center	Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(1,185)	1970/2005	08/17/17	40
The Crossings East Campus	New London, CT	100%	—	505	2,248	2,753	48	505	2,296	2,801	(598)	1967/2016	08/17/17	40
Parkway Pavilion Healthcare	Enfield, CT	100%	—	437	16,461	16,898	231	437	16,693	17,130	(2,587)	1968/2015	08/17/17	40
Quincy Health & Rehabilitation Center	Quincy, MA	100%	—	894	904	1,798	129	894	1,033	1,927	(278)	1965/2003	08/17/17	40
Firesteel Healthcare Community	Mitchell, SD	100%	—	621	14,059	14,680	8,716	621	22,775	23,396	(5,237)	1966/2017	08/17/17	40
Fountain Springs Healthcare Community	Rapid City, SD	100%	—	1,134	13,109	14,243	268	1,134	13,377	14,511	(2,071)	1989/2016, 2019	08/17/17	40
Palisade Healthcare Community	Garretson, SD	100%	—	362	2,548	2,910	297	362	2,845	3,207	(613)	1971/1982, 2019	08/17/17	40
Shepherd of the Valley Healthcare Community	Casper, WY	100%	—	803	19,210	20,013	1,148	803	20,358	21,161	(3,402)	1961/1990, 2019	08/17/17	40
Wheatcrest Hills Healthcare Community	Britton, SD	100%	—	679	3,216	3,895	461	679	3,676	4,355	(689)	1969/2019	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Riverview Healthcare Community & Independent Living	Flandreau, SD	100%	—	240	6,327	6,567	181	240	6,508	6,748	(1,020)	1965/1989	08/17/17	40
Prairie View Healthcare Center	Woonsocket, SD	100%	—	383	2,041	2,424	125	383	2,166	2,549	(383)	1968/2012	08/17/17	40
Taconic Rehabilitation & Nursing at Hopewell	Fishkill, NY	100%	—	964	30,107	31,071	338	964	30,435	31,399	(4,618)	1995	08/17/17	40
Taconic Rehabilitation & Nursing at Ulster	Highland, NY	100%	—	4,371	11,473	15,844	145	4,371	11,617	15,988	(1,889)	1998	08/17/17	40
Taconic Rehabilitation & Nursing at Beacon	Beacon, NY	100%	—	—	25,400	25,400	98	—	25,497	25,497	(4,037)	2002	08/17/17	40
Sixteen Acres Healthcare Center	Springfield, MA	100%	—	817	11,357	12,174	386	817	11,743	12,560	(1,752)	1987	08/17/17	40
Bear Mountain at Andover	Andover, MA	100%	—	2,123	5,383	7,506	18	2,123	5,401	7,524	(951)	1992	08/17/17	40
Bear Mountain at Reading	Reading, MA	100%	—	1,534	5,221	6,755	540	1,534	5,760	7,294	(1,004)	1988	08/17/17	40
Bear Mountain at Sudbury	Sudbury, MA	100%	—	2,017	3,458	5,475	421	2,017	3,879	5,896	(759)	1997/2021	08/17/17	40
Belvidere Healthcare Center	Lowell, MA	100%	—	1,335	9,019	10,354	489	1,335	9,508	10,843	(1,534)	1966/2007	08/17/17	40
Bear Mountain at Worcester	Worcester, MA	100%	—	945	8,770	9,715	50	945	8,820	9,765	(1,425)	1970/1988	08/17/17	40
Bear Mountain at West Springfield	W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(1,311)	1960/1985	08/17/17	40
Chestnut Hill of East Longmeadow	East Longmeadow, MA	100%	—	2,968	8,957	11,925	790	2,968	9,748	12,716	(1,690)	1985/2005	08/17/17	40
Broadway by the Sea	Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(1,887)	1968/2011	09/19/17	40
Coventry Court Health Center	Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(2,220)	1968/2011	09/19/17	40
Fairfield Post-Acute Rehab	Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(3,440)	1966/2006	09/19/17	40
Garden View Post-Acute Rehabilitation	Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(2,626)	1970/2015	09/19/17	40
Grand Terrace Health Care Center	Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(1,455)	1945/2017	09/19/17	40
Pacifica Nursing & Rehab Center	Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(3,941)	1975	09/19/17	40
Burien Nursing & Rehabilitation Center	Burien, WA	100%	—	823	17,431	18,254	—	826	17,431	18,257	(2,642)	1965/2014	09/19/17	40
Park West Care Center	Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(1,347)	1963/2016	09/19/17	40
Beachside Nursing Center	Huntington Bch, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(1,527)	1965/2010	09/19/17	40
Chatsworth Park Health Care	Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(2,721)	1976	09/19/17	40
Cottonwood Post-Acute Rehab	Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(1,197)	1975/2010	09/19/17	40
Danville Post-Acute Rehab	Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(2,582)	1965	09/19/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Lake Balboa Care Center	Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(2,387)	1958/2015	09/19/17	40
Lomita Post-Acute Care Center	Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(2,321)	1969	09/19/17	40
University Post-Acute Rehab	Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(2,670)	1972	09/19/17	40
Issaquah Nursing & Rehabilitation Center	Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(1,388)	1975/2012	09/19/17	40
Alamitos-Belmont Rehabilitation Hospital	Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(3,361)	1966/2014	09/19/17	40
Edgewater Skilled Nursing Center	Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(966)	1952/2013	09/19/17	40
Fairmont Rehabilitation Hospital	Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(2,985)	1965	09/19/17	40
Palm Terrace Care Center	Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(2,289)	1966	09/19/17	40
Woodland Nursing & Rehab	Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(2,511)	1930/2007	09/19/17	40
Park Manor at Bee Cave	Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,413	12,520	(1,804)	2014	12/15/17	40
Ramona	El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(2,834)	1965	01/10/18	40
Park Ridge	Shoreline, WA	100%	—	8,861	11,478	20,339	—	8,861	11,478	20,339	(1,967)	1964/2012	01/19/18	40
SHC of Elizabethtown II	Elizabethtown, KY	100%	—	729	—	729	15,600	729	15,600	16,329	—	2021	05/27/21	40
			24,881	351,043	3,072,765	3,423,808	110,478	347,083	3,038,138	3,385,221	(492,495)
Senior Housing - Leased
Langdon Place of Exeter	Exeter, NH	100%	2,108	571	7,183	7,754	—	571	5,920	6,491	(2,637)	1987	11/15/10	43
Langdon Place of Nashua	Nashua, NH	100%	4,605	—	5,654	5,654	—	—	4,598	4,598	(1,866)	1989	11/15/10	40
Langdon Place of Keene	Keene, NH	100%	3,468	304	3,992	4,296	—	304	3,274	3,578	(1,588)	1995	11/15/10	46
Langdon Place of Dover	Dover, NH	100%	2,618	801	10,036	10,837	—	801	8,588	9,389	(3,785)	1987/2009, 2019	11/15/10	42
Green Bay	Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	1,976	2,232	(703)	2004/2011	11/22/11	40
Gulf Pointe Village	Rockport, TX	100%	—	789	607	1,396	—	789	475	1,264	(167)	1996/2018	11/30/12	40
Green Acres of Cadillac	Cadillac, MI	100%	—	217	3,000	3,217	—	217	2,920	3,137	(828)	2001/2006	12/14/12	40
Green Acres of Greenville	Greenville, MI	100%	—	684	5,832	6,516	249	684	5,921	6,605	(1,769)	1999/2001, 2012, 2013, 2018	12/14/12	40
Green Acres of Manistee	Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,076	6,028	(1,709)	2002/2017	12/14/12	40
Green Acres of Mason	Mason, MI	100%	—	198	4,131	4,329	—	198	4,032	4,230	(1,204)	2009/2012	12/14/12	40
Nottingham Place	Midland, MI	100%	—	744	1,745	2,489	400	744	2,034	2,778	(629)	1995/2015	12/14/12	40
Turning Brook	Alpena, MI	100%	—	546	13,139	13,685	—	546	13,000	13,546	(3,423)	2006/2008, 2010	12/14/12	40
Greenfield of Woodstock	Woodstock, VA	100%	—	597	5,465	6,062	—	597	5,465	6,062	(1,511)	1996/2015	06/28/13	40
Nye Square	Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(4,514)	1989/2002	02/14/14	40
The Meadows	Norfolk, NE	100%	—	217	9,906	10,123	4,680	217	14,586	14,803	(3,643)	1989/1991, 1994, 2018, 2019	02/14/14	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Park Place	Fort Wayne, IN	100%	12,443	2,300	21,115	23,415	2,747	2,300	23,846	26,146	(6,957)	2011/2016, 2018	04/30/14	40
Affinity Rosecastle of Delaney Creek	Brandon, FL	100%	—	1,283	8,424	9,707	483	1,283	8,907	10,190	(2,413)	1999/2016	10/01/14	40
Affinity Rosecastle of Citrus	Lecanto, FL	100%	—	1,031	5,577	6,608	452	1,023	6,030	7,053	(1,917)	1997/2016	10/01/14	40
Affinity Rosecastle of Zephyrhills	Zephyrhills, FL	100%	—	1,688	9,098	10,786	360	1,688	9,459	11,147	(2,708)	2008/2016	10/01/14	40
Sun City West	Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(1,892)	2012	07/01/16	40
Poets Walk of Fredericksburg	Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(4,025)	2016	07/14/16	40
Poet's Walk of Round Rock	Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(2,625)	2016	08/01/16	40
The Montecito Santa Fe	Santa Fe, NM	100%	—	1,866	19,441	21,307	—	2,157	21,736	23,893	(3,939)	2006	09/23/16	40
Montecito - MC	Santa Fe, NM	100%	—	670	7,743	8,413	430	670	8,571	9,241	(553)	2020	09/23/16	40
The Golden Crest	Franklin, NH	100%	—	292	6,889	7,181	97	292	6,996	7,288	(1,457)	1988	11/30/16	40
Poets Walk of Henderson	Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(3,788)	2016	12/01/16	40
Kruse Village	Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(2,364)	1991	12/02/16	40
Poet's Walk of Cedar Parks	Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(2,160)	2017	06/01/17	40
Avamere Court at Keizer	Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(4,577)	1970/2021	08/17/17	40
Arbor Court Retirement Community at Alvamar	Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(715)	1995/2014	08/17/17	40
Arbor Court Retirement Community at Salina	Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(484)	1989/2014	08/17/17	40
Arbor Court Retirement Community at Topeka	Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(814)	1986/2014	08/17/17	40
Aspen Grove Assisted Living	Sturgis, SD	100%	—	555	6,487	7,042	—	555	6,487	7,042	(1,062)	2013	08/17/17	40
Maurice Griffith Manor Living Center	Casper, WY	100%	—	294	72	366	—	294	72	366	(22)	1984/1985	08/17/17	40
The Peaks at Old Laramie Trail	Lafayette, CO	100%	—	1,085	19,243	20,328	9	1,883	19,205	21,088	(2,840)	2016	12/15/17	40
Prairie View	Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(587)	2007	01/31/18	40
Arbor View Assisted Living	Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(523)	2010	04/16/18	40
Legacy Assisted Living	Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(760)	2015	04/16/18	40
Greenfield of Strasburg	Strasburg, VA	100%	—	666	5,551	6,217	—	666	5,551	6,217	(765)	2001	04/30/18	40
Poets Walk of Sarasota	Sarasota, FL	100%	—	1,440	22,541	23,981	—	1,440	22,541	23,981	(2,869)	2018	05/18/18	40
The Pointe at Lifespring	Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(1,342)	2017	08/31/18	40
Shavano Park Senior Living	Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(1,535)	2015	08/31/18	40
Traditions of Beavercreek	Beavercreek, OH	100%	—	1,622	24,215	25,837	7,561	1,622	31,773	33,395	(4,577)	2016	11/01/18	40
Traditions of Brookside	McCordsville, IN	100%	—	1,587	31,315	32,902	—	1,587	31,315	32,902	(2,615)	2017	01/07/20	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Traditions of Beaumont	Louisville, KY	100%	—	1,841	21,827	23,668	—	1,841	21,827	23,668	(1,757)	2015	01/31/20	40
Traditions at Hunter Station	Sellersburg, IN	100%	—	1,060	28,702	29,762	4,515	1,060	33,217	34,277	(2,201)	2015	04/01/20	40
Legacy Living of Jasper	Jasper, IN	100%	—	657	25,226	25,883	—	657	25,226	25,883	(897)	2019	10/01/21	40
			25,242	41,624	526,091	567,715	25,810	42,705	547,989	590,694	(97,716)
Senior Housing - Managed
Winter Village	Frankenmuth, MI	100%	—	5,027	20,929	25,956	1,738	5,027	21,816	26,843	(6,244)	1982/2008	09/21/12	40
Aspen Ridge Retirement Village	Gaylord, MI	100%	—	2,024	5,467	7,491	14	2,024	5,381	7,405	(1,857)	2002	12/14/12	40
Tawas Village	East Tawas, MI	100%	—	258	3,713	3,971	239	258	3,769	4,027	(1,377)	2005	12/14/12	40
Stoney River Marshfield	Marshfield, WI	100%	—	574	8,733	9,307	322	574	8,798	9,372	(2,398)	2010	12/18/12	40
Parkview In Allen	Allen, TX	100%	—	2,190	45,767	47,957	1,359	2,190	47,126	49,316	(11,379)	2004/2010	09/25/14	40
The Atrium At Gainesville	Gainesville, FL	100%	—	2,139	44,789	46,928	2,802	2,139	47,591	49,730	(12,236)	1986/2013, 2015, 2019	09/25/14	40
The Chateau	McKinney, TX	100%	—	2,760	44,397	47,157	1,936	2,760	46,329	49,089	(11,473)	2006/2010, 2019	09/25/14	40
Gardens At Wakefield	Raleigh, NC	100%	—	2,344	37,506	39,850	2,587	2,344	40,093	42,437	(9,224)	2002/2014, 2022	09/25/14	40
Las Brisas	San Luis Obispo, CA	100%	—	4,992	30,909	35,901	2,897	4,992	33,806	38,798	(7,885)	1987/2006, 2015, 2021	09/25/14	40
Creekside Terrace	Winston-Salem, NC	100%	—	2,995	24,428	27,423	1,110	2,995	25,538	28,533	(6,315)	2001	09/25/14	40
Colonial Village	Longview, TX	100%	—	805	26,498	27,303	1,528	805	28,026	28,831	(7,073)	1985/2010	09/25/14	40
Garden Village	Kansas City, MO	100%	—	1,325	20,510	21,835	1,840	1,325	22,350	23,675	(5,957)	1983	09/25/14	40
Desert Rose	Yuma, AZ	100%	—	530	21,775	22,305	730	530	22,505	23,035	(5,594)	1996/2014	09/25/14	40
Windland South	Nashville, TN	100%	—	1,996	19,368	21,364	1,583	1,996	20,951	22,947	(5,907)	1986/2000	09/25/14	40
Cedar Woods	Branford, CT	100%	—	2,403	18,821	21,224	1,570	2,403	20,391	22,794	(5,081)	1987	09/25/14	40
Virginian	Richmond, VA	100%	—	1,080	19,545	20,625	3,101	1,080	22,646	23,726	(5,441)	1989/2007, 2022	09/25/14	40
Monarch Estates	Auburn, AL	100%	—	3,209	17,326	20,535	805	3,209	18,131	21,340	(4,674)	2001	09/25/14	40
Village At The Falls	Menomonee Falls, WI	100%	—	1,477	18,778	20,255	1,238	1,477	20,016	21,493	(5,009)	2005/2006, 2007/2011, 2019	09/25/14	40
Holiday At The Atrium	Glenville, NY	100%	—	978	18,257	19,235	1,182	978	19,439	20,417	(4,924)	2001/2014	09/25/14	40
Lake Ridge Village	Eustis, FL	100%	—	1,152	17,523	18,675	1,842	1,152	19,365	20,517	(5,443)	1984/1988, 2013	09/25/14	40
Heritage Village	McAllen, TX	100%	—	4,092	13,823	17,915	1,313	4,092	15,136	19,228	(4,048)	1988	09/25/14	40
Madison Meadows	Phoenix, AZ	100%	—	2,567	12,029	14,596	1,549	2,567	13,578	16,145	(3,898)	1986	09/25/14	40
South Wind Heights	Jonesboro, AR	100%	—	1,782	11,244	13,026	1,062	1,782	12,306	14,088	(3,358)	1999	09/25/14	40
Harrison Regent	Ogden, UT	100%	—	794	10,873	11,667	1,009	794	11,882	12,676	(3,336)	1985/2016	09/25/14	40
Capital Place	Olympia, WA	100%	—	2,477	23,767	26,244	1,751	2,477	25,518	27,995	(6,536)	1986/2016	10/07/14	40
Kensington Court	Windsor, ON	100%	—	1,360	16,855	18,215	1,537	1,348	18,034	19,382	(4,087)	1998	06/11/15	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Masonville Manor	London, ON	100%	—	960	19,056	20,016	866	951	19,611	20,562	(4,193)	1998/2015, 2019	06/11/15	40
Okanagan Chateau	Kelowna, BC	100%	—	2,321	8,308	10,629	1,922	2,301	9,798	12,099	(2,436)	1990/2019, 2020	06/11/15	40
Court at Laurelwood	Waterloo, ON	100%	—	1,823	22,135	23,958	664	1,808	22,472	24,280	(4,772)	2005/2015	06/11/15	40
Fairwinds Lodge	Sarnia, ON	100%	—	1,187	20,346	21,533	1,053	1,177	21,063	22,240	(4,498)	2000/2019	06/11/15	40
The Shores	Kamloops, BC	100%	—	679	8,024	8,703	708	673	8,665	9,338	(1,946)	1992/2014	06/11/15	40
Orchard Valley	Vernon, BC	100%	—	843	10,724	11,567	842	267	11,455	11,722	(2,536)	1990/2008, 2021	06/11/15	40
Cherry Park	Penticton, BC	100%	—	763	6,771	7,534	1,061	756	7,682	8,438	(1,798)	1990/1991, 2014, 2019	06/11/15	40
Maison Senior Living	Calgary, AB	100%	—	3,908	20,996	24,904	1,131	3,877	21,812	25,689	(4,428)	2013	09/17/15	40
Ashley Pointe	Lake Stevens, WA	100%	—	1,559	9,059	10,618	77	1,559	9,136	10,695	(2,054)	1998/2012	09/17/15	40
Ascot Park	Eugene, OR	100%	—	1,428	16,138	17,566	102	1,428	16,240	17,668	(3,228)	1996/1997, 2011, 2019	09/17/15	40
Jurgens Park	Tualatin, OR	100%	—	527	14,659	15,186	121	527	14,780	15,307	(2,943)	1995/1997, 2019	09/17/15	40
Faye Wright	Salem, OR	100%	—	1,074	19,421	20,495	409	1,074	19,830	20,904	(4,160)	1989/1995, 2018	09/17/15	40
Ramsey	Ramsey, MN	100%	—	1,182	13,280	14,462	424	1,182	13,704	14,886	(2,174)	2015	10/06/17	40
Marshfield II	Marshfield, WI	100%	—	500	4,134	4,634	103	500	4,237	4,737	(761)	2014	10/06/17	40
Dover Place	Dover, DE	100%	—	2,797	23,054	25,851	385	2,797	23,405	26,202	(3,533)	1999	01/02/18	40
Kanawha Place	Charleston, WV	100%	—	419	4,239	4,658	955	419	5,166	5,585	(1,136)	1969	01/02/18	40
Leighton Place	Williamsport, PA	100%	—	296	9,191	9,487	841	296	9,977	10,273	(1,658)	1990/2009	01/02/18	40
Maidencreek Place	Reading, PA	100%	—	684	12,950	13,634	183	684	13,122	13,806	(2,047)	2004	01/02/18	40
Rolling Meadows Place	Scott Depot, WV	100%	—	230	6,271	6,501	627	230	6,775	7,005	(1,227)	1996	01/02/18	40
Willowbrook Place	Clarks Summit, PA	100%	—	406	9,471	9,877	1,025	406	10,379	10,785	(1,855)	1997	01/02/18	40
Wyncote Place	Wyncote, PA	100%	—	1,781	4,911	6,692	706	1,781	5,577	7,358	(1,203)	1909	01/02/18	40
Amity Place	Douglassville, PA	100%	—	611	19,083	19,694	260	611	19,327	19,938	(2,859)	2008	01/02/18	40
Milford Place	Milford, DE	100%	—	1,199	18,786	19,985	525	1,199	19,281	20,480	(2,942)	1999	01/02/18	40
Oak Hill Place	Oak Hill, WV	100%	—	609	2,636	3,245	1,089	609	3,658	4,267	(773)	2001/2014	01/02/18	40
Seasons Place	Lewisburg, WV	100%	—	355	5,055	5,410	608	355	5,614	5,969	(1,220)	1995	01/02/18	40
The Monarch at Richardson	Richardson, TX	100%	—	2,282	10,556	12,838	1,207	2,282	11,754	14,036	(1,248)	1999/2020	11/01/19	40
Poway Gardens	Poway, CA	100%	—	3,693	14,467	18,160	1,038	3,693	15,505	19,198	(1,383)	1987/2011, 2021	11/22/19	40
Elan Westpointe	New Braunfels, TX	100%	—	1,312	23,108	24,420	330	1,312	23,438	24,750	(2,110)	2015	01/15/20	40
The Claiborne at West Lake	Augusta, GA	100%	—	419	24,958	25,377	406	459	27,701	28,160	(1,449)	2018	03/05/21	40
Baxter Senior Living	Anchorage, AK	100%	—	1,965	29,533	31,498	98	1,965	29,631	31,596	(1,437)	2019	05/01/21	40
Deerfield	Loveland, OH	100%	—	3,691	21,168	24,859	21	3,691	21,189	24,880	(580)	2017	02/01/22	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Traditions of North Willow	Indianapolis, IN	100%	—	4,950	32,631	37,581	43	4,950	32,674	37,624	(386)	2017	08/01/22	40
New Hope Valley	Saginaw, MI	100%	—	1,651	29,283	30,934	33	1,651	29,316	30,967	(362)	2013	08/01/22	40
			—	101,434	1,048,032	1,149,466	58,507	100,788	1,104,495	1,205,283	(222,089)
Behavioral Health
Landmark Recovery of Denver	Aurora, CO	100%	—	2,874	12,829	15,703	1,950	2,874	14,563	17,437	(3,462)	2009/2018, 2021	09/20/12	40
Praxis of Colorado Springs	Colorado Springs, CO	100%	—	430	13,703	14,133	211	430	13,914	14,344	(3,993)	1985/2017, 2018	03/05/14	40
Landmark Recovery of Colorado Springs	Colorado Springs, CO	100%	—	1,210	9,490	10,700	52	1,210	9,542	10,752	(2,038)	2013/2019	11/16/15	40
Praxis of Fort Wayne	Bluffton, IN	100%	—	254	5,105	5,359	1,486	254	6,591	6,845	(1,051)	1970/2015, 2021	08/17/17	40
Landmark Recovery of Little Rock	Morrilton, AR	100%	—	508	—	508	1,360	508	1,360	1,868	—	1988/2019	08/17/17	40
Aurora Arizona West	Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(9,381)	1996/2013	08/17/17	40
Aurora Arizona East	Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(7,162)	2001/2016	08/17/17	40
Aurora Charter Oak Hospital	Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(10,398)	1974/2011	08/17/17	40
Aurora Vista del Mar Hospital	Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(6,897)	1984/2018	08/17/17	40
Aurora San Diego Hospital	San Diego, CA	100%	—	8,403	55,015	63,418	7,599	8,403	62,614	71,017	(9,916)	1988/2017	08/17/17	40
Landmark Recovery of New London	New London, CT	100%	—	356	152	508	3,665	356	3,817	4,173	(460)	1967/2016, 2021	08/17/17	40
Praxis of Carmel	Carmel, IN	100%	—	963	4,347	5,310	—	963	4,347	5,310	(526)	1996/2019	07/24/19	40
Landmark Recovery of Louisville	Louisville, KY	100%	—	1,078	8,305	9,383	—	1,078	8,305	9,383	(887)	2002/2018	08/21/19	40
Recovery Centers of America at Monroeville	Monroeville, PA	100%	—	2,034	1,758	3,792	18,545	2,034	20,303	22,337	(1,942)	1987/2020	12/18/19	40
Landmark Recovery of Pensacola	Gulf Breeze, FL	100%	—	498	1,480	1,978	1,617	498	3,097	3,595	(90)	2001/2021	03/15/21	40
Recovery Centers of America at Greenville	Greenville, SC	100%	—	1,197	9,496	10,693	5,926	1,197	15,431	16,628	(244)	1994/2022	12/16/21	40
Raytown	Raytown, MO	100%	—	1,475	6,564	8,039	4,909	1,475	11,474	12,949	(34)	1978/2022	10/27/22	40
			—	57,479	360,550	418,029	47,320	57,479	407,664	465,143	(58,481)
Specialty Hospitals and Other
Texas Regional Medical Center	Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(20,741)	2009	05/03/11	40
Baylor Orthopedic Spine Hospital at Arlington	Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(6,059)	2009/2016	08/17/17	40
Touchstone Neurorecovery Center	Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(3,873)	1992	08/17/17	40

				Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Location	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
HealthBridge Children's Hospital (Houston)	Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(2,034)	1999/2009	08/17/17	40
Nexus Children's Hospital - Woodlands	Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(2,119)	1995/1998	08/17/17	40
HealthBridge Children's Hospital (Orange)	Orange, CA	100%	—	2,060	5,538	7,598	145	2,060	5,683	7,743	(821)	2000	08/17/17	40
ResCare Tangram - Texas Hill Country School	Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,384	3,286	(386)	1993	08/17/17	40
ResCare Tangram - Chaparral	Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(234)	1994/2009	08/17/17	40
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(402)	1992	08/17/17	40
ResCare Tangram - 618 W. Hutchinson	San Marcos, TX	100%	—	51	359	410	62	51	359	410	(56)	1869	08/17/17	40
ResCare Tangram - Ranch	Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(510)	1989	08/17/17	40
ResCare Tangram - Mesquite	Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(564)	1985/1991	08/17/17	40
ResCare Tangram - Hacienda	Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,814	2,918	(417)	1990/2012	08/17/17	40
ResCare Tangram - Loma Linda	Seguin, TX	100%	—	52	805	857	—	52	805	857	(130)	1970	08/17/17	40
Gateway Rehabilitation Hospital at Florence	Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(3,692)	2000	08/17/17	40
			—	20,434	204,759	225,193	314	20,434	205,009	225,443	(42,038)
			50,123	572,014	5,212,197	5,784,211	242,429	568,489	5,303,295	5,871,784	(912,819)

Corporate Assets			—	—	136	136	768	—	904	904	(526)
			$50,123	$572,014	$5,212,333	$5,784,347	$243,197	$568,489	$5,304,199	$5,872,688	$(913,345)

(1)    Encumbrances do not include deferred financing costs, net of $0.9 million as of December 31, 2022.
(2)    Building and building improvements include land improvements and furniture and equipment.
(3)    The aggregate cost of real estate for federal income tax purposes was $5.0 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Real estate:
Balance at the beginning of the year	$5,994,208	$5,966,695	$5,880,583
Acquisitions	101,413	96,157	110,752
Improvements	65,111	47,319	47,354
Impairment	(160,550)	(11,063)	(6,776)
Sale of real estate	(110,901)	(102,575)	(63,050)
Foreign currency translation	(10,247)	524	3,448
Write-off of fully depreciated assets	(6,346)	(2,849)	(5,616)
Balance at the end of the year	$5,872,688	$5,994,208	$5,966,695

Accumulated depreciation:
Balance at the beginning of the year	$(831,324)	$(681,657)	$(539,213)
Depreciation expense	(170,159)	(170,264)	(166,086)
Impairment	66,603	1,666	2,773
Sale of real estate	13,217	16,097	15,886
Foreign currency translation	1,972	(15)	(633)
Write-off of fully depreciated assets	6,346	2,849	5,616
Balance at the end of the year	$(913,345)	$(831,324)	$(681,657)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2022
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
River Vista	10.0%	2027	(2)	$—	$19,000	$19,000	N/A
Recovery Centers of America	7.5	2026	(2)	—	300,000	300,000	N/A
				$—	$319,000	$319,000
(1)    The aggregate cost for federal income tax purposes was $321.0 million as of December 31, 2022.
(2)    Interest is due monthly, and principal is due at the maturity date.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$312,343	$22,343	$21,468
Additions during period:
Draws	10,000	—	706
New mortgage loans	—	290,000	—
Interest income added to principal	—	—	169
Deductions during period:
Paydowns/repayments	(3,343)	—	—
Balance at the end of the year	$319,000	$312,343	$22,343

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 21, 2023.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chief Executive Officer, President and Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chief Executive Officer, President and Chair (Principal Executive Officer)	February 21, 2023
Richard K. Matros

/S/ MICHAEL COSTA	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial and Accounting Officer)	February 21, 2023
Michael Costa

/S/ CRAIG A. BARBAROSH	Director	February 21, 2023
Craig A. Barbarosh

/S/ KATIE CUSACK	Director	February 21, 2023
Katie Cusack

/S/ MICHAEL J. FOSTER	Director	February 21, 2023
Michael J. Foster

/S/ LYNNE S. KATZMANN	Director	February 21, 2023
Lynne S. Katzmann

/S/ ANN KONO	Director	February 21, 2023
Ann Kono

/S/ JEFFREY A. MALEHORN	Director	February 21, 2023
Jeffrey A. Malehorn

/S/ CLIFTON J. PORTER II	Director	February 21, 2023
Clifton J. Porter II