Form 10-Q
period 2023-03-31
Sabra Health Care REIT, Inc.
filed 2023-05-03
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2023, there were 231,195,148 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $952,791 and $913,345 as of March 31, 2023 and December 31, 2022, respectively	$4,797,041	$4,959,343
Loans receivable and other investments, net	409,079	411,396
Investment in unconsolidated joint ventures	139,402	134,962
Cash and cash equivalents	33,532	49,308
Restricted cash	5,152	4,624
Lease intangible assets, net	39,369	40,131
Accounts receivable, prepaid expenses and other assets, net	132,736	147,908
Total assets	$5,556,311	$5,747,672

Liabilities
Secured debt, net	$48,754	$49,232
Revolving credit facility	79,563	196,982
Term loans, net	533,657	526,129
Senior unsecured notes, net	1,734,644	1,734,431
Accounts payable and accrued liabilities	143,002	142,259
Lease intangible liabilities, net	40,464	42,244
Total liabilities	2,580,084	2,691,277

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 231,195,148 and 231,009,295 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,312	2,310
Additional paid-in capital	4,487,707	4,486,967
Cumulative distributions in excess of net income	(1,531,230)	(1,451,945)
Accumulated other comprehensive income	17,438	19,063
Total equity	2,976,227	3,056,395
Total liabilities and equity	$5,556,311	$5,747,672

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and related revenues (Note 4)	$95,870	$109,886
Resident fees and services	56,721	42,227
Interest and other income	8,733	10,992

Total revenues	161,324	163,105

Expenses:
Depreciation and amortization	52,827	45,256
Interest	28,540	24,972
Triple-net portfolio operating expenses	4,168	5,011
Senior housing - managed portfolio operating expenses	43,637	33,104
General and administrative	10,502	10,396
(Recovery of) provision for loan losses and other reserves	(208)	475
Impairment of real estate	7,064	—

Total expenses	146,530	119,214

Other (expense) income:
Loss on extinguishment of debt	(1,541)	(271)
Other income	341	68
Net loss on sales of real estate	(21,515)	—

Total other expense	(22,715)	(203)

(Loss) income before loss from unconsolidated joint ventures and income tax expense	(7,921)	43,688

Loss from unconsolidated joint ventures	(838)	(2,802)
Income tax expense	(728)	(284)

Net (loss) income	$(9,487)	$40,602

Net (loss) income, per:

Basic common share	$(0.04)	$0.18

Diluted common share	$(0.04)	$0.18

Weighted average number of common shares outstanding, basic	231,164,876	230,859,993

Weighted average number of common shares outstanding, diluted	231,164,876	231,564,970

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(9,487)	$40,602
Other comprehensive (loss) income:
Unrealized gain (loss), net of tax:
Foreign currency translation loss	(1,623)	(644)
Unrealized (loss) gain on cash flow hedges	(2)	12,339

Total other comprehensive (loss) income	(1,625)	11,695

Comprehensive (loss) income	$(11,112)	$52,297

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2021	230,398,655	$2,304	$4,482,451	$(1,095,204)	$(10,021)	$3,379,530
Net income	—	—	—	40,602	—	40,602
Other comprehensive income	—	—	—	—	11,695	11,695
Amortization of stock-based compensation	—	—	2,673	—	—	2,673
Common stock issuance, net	556,122	6	(3,490)	—	—	(3,484)
Common dividends ($0.30 per share)	—	—	—	(69,493)	—	(69,493)
Balance, March 31, 2022	230,954,777	$2,310	$4,481,634	$(1,124,095)	$1,674	$3,361,523

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, December 31, 2022	231,009,295	$2,310	$4,486,967	$(1,451,945)	$19,063	$3,056,395
Net loss	—	—	—	(9,487)	—	(9,487)
Other comprehensive loss	—	—	—	—	(1,625)	(1,625)
Amortization of stock-based compensation	—	—	2,675	—	—	2,675
Common stock issuance, net	185,853	2	(1,935)	—	—	(1,933)
Common dividends ($0.30 per share)	—	—	—	(69,798)	—	(69,798)
Balance, March 31, 2023	231,195,148	$2,312	$4,487,707	$(1,531,230)	$17,438	$2,976,227

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(9,487)	$40,602
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,827	45,256
Non-cash rental and related revenues	(2,398)	(4,474)
Non-cash interest income	(392)	(547)
Non-cash interest expense	3,014	2,698
Stock-based compensation expense	2,229	2,456
Loss on extinguishment of debt	1,541	271
Provision for loan losses and other reserves	(208)	475
Net loss on sales of real estate	21,515	—
Impairment of real estate	7,064	—
Loss from unconsolidated joint ventures	838	2,802
Distributions of earnings from unconsolidated joint ventures	367	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(2,782)	(5,457)
Accounts payable and accrued liabilities	(5,839)	(20,968)
Net cash provided by operating activities	68,289	63,114
Cash flows from investing activities:
Acquisition of real estate	(39,630)	(20,573)
Origination and fundings of loans receivable	(1,800)	—
Origination and fundings of preferred equity investments	(6,384)	(4,074)
Additions to real estate	(19,540)	(10,803)
Escrow deposits for potential investments	—	(3,217)
Repayments of loans receivable	6,144	696
Repayments of preferred equity investments	1,433	729
Investment in unconsolidated joint ventures	(4,797)	—
Net proceeds from the sales of real estate	152,259	—
Net proceeds from sales-type lease	25,490	—
Net cash provided by (used in) investing activities	113,175	(37,242)
Cash flows from financing activities:
Net (repayments of) borrowings from revolving credit facility	(118,442)	16,577
Proceeds from term loans	12,186	—
Principal payments on term loans	—	(40,000)
Principal payments on secured debt	(490)	(16,067)
Payments of deferred financing costs	(18,127)	(6)
Issuance of common stock, net	(1,847)	(3,748)
Dividends paid on common stock	(69,351)	(69,275)
Net cash used in financing activities	(196,071)	(112,519)
Net decrease in cash, cash equivalents and restricted cash	(14,607)	(86,647)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(641)	40
Cash, cash equivalents and restricted cash, beginning of period	53,932	115,886
Cash, cash equivalents and restricted cash, end of period	$38,684	$29,279
Supplemental disclosure of cash flow information:
Interest paid	$22,318	$18,383
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$4,644	$5,623

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2023 and December 31, 2022 and for the three month periods ended March 31, 2023 and 2022. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2023, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2023, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2023, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the three months ended March 31, 2023, the Company acquired one Senior Housing - Leased community and one Senior Housing - Managed community. During the three months ended March 31, 2022, the Company acquired one Senior Housing - Managed community. The Senior Housing - Managed communities acquired during the three months ended March 31, 2023 and 2022 were part of the Company’s proprietary development pipeline and were previously reflected as preferred equity investments which had a book value of $4.6 million and $5.6 million, respectively, at the time of acquisition. The consideration was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Land	$3,415	$3,691
Building and improvements	45,333	21,168
Tenant origination and absorption costs intangible assets	2,706	1,337
Tenant relationship intangible assets	20	—
Total consideration	$51,474	$26,196
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had a weighted average amortization periods as of the respective dates of acquisition of one year and 22 years, respectively, for the acquisitions completed during the three months ended March 31, 2023. The tenant origination and absorption costs intangible assets had an amortization period as of the date of acquisition of one year for the acquisition completed during the three months ended March 31, 2022.
For the three months ended March 31, 2023, the Company recognized $1.7 million of total revenues and $0.2 million of net income from the facilities acquired during the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recognized $0.9 million of total revenues and $0.1 million of net income from the facility acquired during the three months ended March 31, 2022.
The Company is required to pay additional consideration related to two Senior Housing - Managed communities if certain performance metrics are achieved, and as of March 31, 2023, based on the improved performance of these facilities, the aggregate additional consideration is estimated to be $17.4 million and is included in real estate investments, net of accumulated depreciation and accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2023

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	258	28,334	$3,212,202	$(518,215)	$2,693,987
Senior Housing - Leased	47	3,600	592,119	(101,303)	490,816
Senior Housing - Managed	59	5,973	1,245,066	(227,844)	1,017,222
Behavioral Health	17	965	474,079	(61,487)	412,592
Specialty Hospitals and Other	15	392	225,443	(43,392)	182,051
	396	39,264	5,748,909	(952,241)	4,796,668
Corporate Level			923	(550)	373
			$5,749,832	$(952,791)	$4,797,041
As of December 31, 2022

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	264	29,136	$3,385,221	$(492,495)	$2,892,726
Senior Housing - Leased	47	3,550	590,694	(97,716)	492,978
Senior Housing - Managed	59	5,942	1,205,283	(222,089)	983,194
Behavioral Health	17	965	465,143	(58,481)	406,662
Specialty Hospitals and Other	15	392	225,443	(42,038)	183,405
	402	39,985	5,871,784	(912,819)	4,958,965
Corporate Level			904	(526)	378
			$5,872,688	$(913,345)	$4,959,343

	March 31, 2023	December 31, 2022
Building and improvements	$4,945,404	$5,034,470
Furniture and equipment	236,032	262,644
Land improvements	9,499	7,085
Land	558,897	568,489
Total real estate at cost	5,749,832	5,872,688
Accumulated depreciation	(952,791)	(913,345)
Total real estate investments, net	$4,797,041	$4,959,343
Operating Leases
As of March 31, 2023, the substantial majority of the Company’s real estate properties (excluding 59 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of March 31, 2023, the leases had a weighted average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $14.0 million and $13.1 million as of March 31, 2023 and December 31, 2022, respectively, and letters of credit deposited with the Company totaled approximately $59 million and $57 million as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company’s tenants have deposited with the Company $13.6 million and $13.3 million as of March 31, 2023 and December 31,

2022, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.8 million and $5.1 million during the three months ended March 31, 2023 and 2022, respectively.
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
For the three months ended March 31, 2023, no tenant relationship represented 10% or more of the Company’s total revenues.
As of March 31, 2023, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

April 1 through December 31, 2023	$279,989
2024	380,057
2025	375,286
2026	360,133
2027	337,235
Thereafter	1,535,962
$3,268,662
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
Capital and Other Expenditures
As of March 31, 2023, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $65 million. These commitments are principally for improvements to its facilities.

Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of March 31, 2023	Ownership as of March 31, 2023 (1)	Book Value
				March 31, 2023	December 31, 2022
Sienna Joint Venture	Senior Housing - Managed	12	50%	$119,824	$120,269
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	19,578	14,693
				$139,402	$134,962
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
During the three months ended March 31, 2023, the Company’s joint venture with Marlin Spring (the “Marlin Spring Joint Venture”) completed the acquisition of one additional senior housing community that is being managed by a third-party property manager. The gross investment in the additional acquisition was CAD $30.0 million, excluding acquisition costs. In addition, the Marlin Spring Joint Venture assumed and financed an aggregate CAD $23.6 million of debt associated with the additional acquisition.
During the fourth quarter of 2022, due to the confluence of labor shortages, increased labor costs, elevated interest rates and a slower than anticipated recovery in the operating performance of the underlying facilities, the Company concluded that the estimated fair value of its investment in its joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”) had declined to zero based on updated future cash flow analyses. This decline was deemed to be other-than-temporary, and the Company recorded an impairment charge totaling $57.8 million during the three months ended December 31, 2022.
The Company has not guaranteed any obligations of and is not committed to provide any support to the Enlivant Joint Venture. The Company has discontinued applying the equity method of accounting to the Enlivant Joint Venture, in which it has a 49% equity interest, and will resume application if, during the period in which application of the equity method of accounting has been discontinued, the Company’s share of unrecognized net income exceeds its share of unrecognized net losses.
Net Investment in Sales-Type Lease
As of December 31, 2022, the Company had a $25.5 million net investment in one skilled nursing/transitional care facility leased to a tenant under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. During the three months ended March 31, 2023, the tenant purchased the skilled nursing/transitional care facility for net proceeds of $25.5 million as obligated under the terms of the lease.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the three months ended March 31, 2023, the Company recognized $7.1 million of real estate impairment related to one skilled nursing/transitional care facility that is under contract to sell.
During the three months ended March 31, 2022, the Company recognized no real estate impairment.
To estimate the fair value of the impaired facility, the Company utilized a market approach which considered the binding sale agreement (Level 3 measurement).
The Company continues to evaluate additional assets for sale as part of its initiative to recycle capital and further improve its portfolio quality. This could lead to a shorter hold period and could result in the determination that the full amount of the Company’s investment is not recoverable, resulting in an impairment charge which could be material.

Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Number of facilities	8	—
Consideration, net of closing costs	$160.3	$—
Net carrying value	181.8	—
Net loss on sale	$(21.5)	$—

Net (loss) income	$(22.1)	$0.1
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2023 and December 31, 2022, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of March 31, 2023
Investment	Quantity as of March 31, 2023	Property Type	Principal Balance as of March 31, 2023 (1)	Book Value as of March 31, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2023
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$319,000	7.6%	7.6%	11/01/26 - 01/31/27
Other	11	Multiple	47,200	43,768	47,936	7.1%	6.5%	08/31/23 - 08/31/28
	13		366,200	362,768	366,936	7.6%	7.5%
Allowance for loan losses			—	(6,403)	(6,611)
			$366,200	$356,365	$360,325
Other Investments:
Preferred Equity	6	Skilled Nursing / Senior Housing	52,551	52,714	51,071	10.9%	10.8%	N/A
Total	19		$418,751	$409,079	$411,396	8.0%	7.9%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2023, the Company has committed to provide up to $28.0 million of future funding related to two preferred equity investments and one loan receivable investment that matures in June 2024.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for loan losses:
Balance at beginning of the period	$6,611	$6,344
(Recovery of) provision for loan losses	(208)	507
Balance at end of the period	$6,403	$6,851

	March 31, 2023	December 31, 2022
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of March 31, 2023 and December 31, 2022, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

			As of March 31, 2023
Interest Rate Type	Principal Balance as of March 31, 2023 (1)	Principal Balance as of December 31, 2022 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$49,633	$50,123	2.84%	3.34%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.9 million as of each of March 31, 2023 and December 31, 2022.
(2)     Weighted average interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2023 (1)	December 31, 2022 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $3.7 million and deferred financing costs, net of $11.6 million as of March 31, 2023 and does not include discount, net of $3.5 million and deferred financing costs, net of $12.0 million as of December 31, 2022. In addition, the weighted average effective interest rate as of March 31, 2023 was 4.01%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
During the three months ended March 31, 2022, the Company recognized $0.3 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay downs of the U.S. dollar Prior Term Loan.
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
The U.S. dollar Prior Term Loan bore interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) LIBOR or (b) the Prior Base Rate. The ratings-based applicable interest margin for borrowings varied based on the Debt Ratings and ranged from 0.85% to 1.65% per annum for LIBOR based borrowings and 0.00% to 0.65% per annum for borrowings at the Prior Base Rate. The Canadian dollar Prior Term Loan bore interest on the outstanding principal amount at a rate equal to CDOR plus an interest margin that ranged from 0.85% to 1.65% depending on the Debt Ratings.
On January 4, 2023, the Borrowers, and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”). During the three months ended March 31, 2023, the Company recorded $18.1 million of deferred financing costs related to the Credit Agreement and recognized $1.5 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Agreement.
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
As of March 31, 2023, there was $79.6 million (including CAD $86.0 million) outstanding under the Revolving Credit Facility and $920.4 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, CDOR for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of March 31, 2023, the weighted average interest rate on the Revolving Credit Facility was 6.05%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of March 31, 2023, the interest rate on the U.S. dollar Term Loan was 6.22%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal CDOR plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of March 31, 2023, the interest rate on the Canadian dollar Term Loan was 6.20%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the SOFR portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 1.51% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $150.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.63%. As of March 31, 2023, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 3.85% and 2.88%, respectively. In addition, the Canadian dollar Term Loan and the CAD $86.0 million outstanding under the Revolving Credit Facility are designated as net investment hedges. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $28.5 million and $25.0 million during the three months ended March 31, 2023 and 2022, respectively. Interest expense includes non-cash interest expense of $3.0 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had $21.4 million and $18.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2023 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1 through December 31, 2023	$1,489	$—	$—	$—	$1,489
2024	2,034	—	—	—	2,034
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	79,563	—	100,000	181,769
Thereafter	39,668	—	540,865	1,150,000	1,730,533
Total Debt	49,633	79,563	540,865	1,750,000	2,420,061
Discount, net	—	—	—	(3,719)	(3,719)
Deferred financing costs, net	(879)	—	(7,208)	(11,637)	(19,724)
Total Debt, Net	$48,754	$79,563	$533,657	$1,734,644	$2,396,618
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of March 31, 2023, approximately $5.4 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$753,750	$436,250
Denominated in Canadian Dollars (2)	$300,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,300	$55,991
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$236,000	$329,500
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$—	$309
(1) Balance as of March 31, 2023 includes two forward starting interest rate swaps with an effective date of August 2024 and an aggregate notional amount of $323.8 million.
(2)    Balance as of March 31, 2023 includes two forward starting interest rate swaps with an effective date of September 2024 and an aggregate notional amount of CAD $150.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2023 and December 31, 2022 (dollars in thousands):

		Count as of March 31, 2023	Fair Value as of		Maturity Dates
Type	Designation		March 31, 2023	December 31, 2022		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$8,753	$11,004	2024 - 2028	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	5,308	6,622	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	4	1,977	—	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	3,785	3,851	2025	Accounts receivable, prepaid expenses and other assets, net
			$19,823	$21,477
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	63,563	150,982	2027	Revolving credit facility
CAD Term Loan	Net investment	1	110,865	92,288	2028	Term loans, net
			$174,428	$243,270

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of (loss) income and the consolidated statements of equity for the three months ended March 31, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2023	2022
Cash Flow Hedges:
Interest rate products	$1,565	$9,652
Net Investment Hedges:
Foreign currency products	(14)	(986)
CAD borrowings under Revolving Credit Facility	(1,026)	—
CAD term loan	(140)	(1,513)
	$385	$7,153

		Loss Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended March 31,
	Income Statement Location	2023	2022
Cash Flow Hedges:
Interest rate products	Interest expense	$1,572	$(2,704)
During the three months ended March 31, 2023 and 2022, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2023, the Company’s derivatives were all designated as hedging instruments. During the three months ended March 31, 2022, the Company recorded $0.1 million of other expense related to the portion of derivatives not designated as hedging instruments and no such expense was recorded during the three months ended March 31, 2023.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022 (in thousands):

As of March 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$19,823	$—	$19,823	$—	$—	$19,823
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$21,477	$—	$21,477	$—	$—	$21,477
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2023, the Company had no derivatives in a net liability position related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 7% to 16% with a weighted average rate of 7% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 whose carrying amounts do not approximate their fair value (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$366,200	$356,365	$370,048	$370,364	$360,325	$370,188
Preferred equity investments	52,551	52,714	54,156	50,902	51,071	51,995
Financial liabilities:
Senior Notes	1,750,000	1,734,644	1,436,036	1,750,000	1,734,431	1,463,041
Secured indebtedness	49,633	48,754	37,583	50,123	49,232	38,149
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2023 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$370,048	$—	$—	$370,048
Preferred equity investments	54,156	—	—	54,156
Financial liabilities:
Senior Notes	1,436,036	—	1,436,036	—
Secured indebtedness	37,583	—	—	37,583
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

Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2023, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$8,753	$—	$8,753	$—
Interest rate collars	5,308	—	5,308	—
Forward starting interest rate swaps	1,977	—	1,977	—
Cross currency interest rate swaps	3,785	—	3,785	—

10.    EQUITY
Common Stock
On February 23, 2023, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement. The forward sale agreements have a one year term during which time the Company may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement.
During the three months ended March 31, 2023, no shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program. As of March 31, 2023, the Company had $500.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2023:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1, 2023	February 13, 2023	$0.30	February 28, 2022
During the three months ended March 31, 2023, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2023 and 2022, the Company incurred $1.4 million and $3.3 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency translation (loss) gain	$(455)	$1,168
Unrealized gain on cash flow hedges	17,893	17,895
Total accumulated other comprehensive income	$17,438	$19,063

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net (loss) income	$(9,487)	$40,602
Denominator
Basic weighted average common shares and common equivalents	231,164,876	230,859,993
Dilutive restricted stock units	—	704,977
Diluted weighted average common shares	231,164,876	231,564,970
Net (loss) income, per:
Basic common share	$(0.04)	$0.18
Diluted common share	$(0.04)	$0.18
During the three months ended March 31, 2023 and 2022, approximately 0.7 million and 13,100 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2023, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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

Dividend Declaration
On May 3, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 31, 2023 to common stockholders of record as of the close of business on May 16, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2022 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Investment in Unconsolidated Joint Venture
During the three months ended March 31, 2023, our joint venture with Marlin Spring (the “Marlin Spring Joint Venture”) completed the acquisition of one additional senior housing community with a gross investment of CAD $30.0 million, excluding acquisition costs. In addition, the Marlin Spring Joint Venture assumed and financed an aggregate CAD $23.6 million of debt associated with the additional acquisition. Our equity investment in the additional acquisition was CAD $6.1 million. See Note 4, “Investment in Real Estate Properties—Investment in Unconsolidated Joint Ventures,” in the Notes to Consolidated Financial Statements for additional information regarding this investment.
Acquisitions
During the three months ended March 31, 2023, we acquired one Senior Housing - Leased community and one Senior Housing - Managed community for aggregate consideration of $51.5 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the three months ended March 31, 2023, we completed the sale of seven skilled nursing/transitional care facilities (including one leased to a tenant under a sales-type lease) and two senior housing communities for aggregate consideration, net of closing costs, of $185.8 million. The net carrying value of the assets and liabilities of these facilities was $207.3 million, which resulted in an aggregate $21.5 million net loss on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
Credit Agreement
Effective on January 4, 2023, we and certain of our subsidiaries entered into the Credit Agreement. See “—Liquidity and Capital Resources—Material Cash Requirements—Credit Agreement.”
At-The-Market Common Stock Offering Program
On February 23, 2023, we established the ATM Program (as defined below) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time. See “—Liquidity and Capital Resources.”
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2022 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2023.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2023, our investment portfolio consisted of 396 real estate properties held for investment, 13 investments in loans receivable, six preferred equity investments and three investments in unconsolidated joint ventures. As of March 31, 2022, our investment portfolio consisted of 416 real estate properties held for investment, one asset held for sale, one investment in a sales-type lease, 16 investments in loans receivable, seven preferred equity investments and one investment in an unconsolidated joint venture. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.

Comparison of results of operations for the three months ended March 31, 2023 versus the three months ended March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2023	2022
Revenues:
Rental and related revenues	$95,870	$109,886	$(14,016)	(13)%	$(5,704)	$(8,312)
Resident fees and services	56,721	42,227	14,494	34%	6,239	8,255
Interest and other income	8,733	10,992	(2,259)	(21)%	(2,598)	339
Expenses:
Depreciation and amortization	52,827	45,256	7,571	17%	(1,180)	8,751
Interest	28,540	24,972	3,568	14%	—	3,568
Triple-net portfolio operating expenses	4,168	5,011	(843)	(17)%	(243)	(600)
Senior housing - managed portfolio operating expenses	43,637	33,104	10,533	32%	4,096	6,437
General and administrative	10,502	10,396	106	1%	—	106
(Recovery of) provision for loan losses and other reserves	(208)	475	(683)	(144)%	48	(731)
Impairment of real estate	7,064	—	7,064	100%	—	7,064
Other income (expense):
Loss on extinguishment of debt	(1,541)	(271)	(1,270)	469%	—	(1,270)
Other income	341	68	273	401%	—	273
Net loss on sales of real estate	(21,515)	—	(21,515)	100%	(21,515)	—
Loss from unconsolidated joint ventures	(838)	(2,802)	1,964	(70)%	(838)	2,802
Income tax expense	(728)	(284)	(444)	156%	—	(444)
(1)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of investments/dispositions made after January 1, 2022.
(2)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 that is not a direct result of investments/dispositions made after January 1, 2022.
Rental and Related Revenues
During the three months ended March 31, 2023, we recognized $95.9 million of rental income compared to $109.9 million for the three months ended March 31, 2022. The $14.0 million net decrease in rental income is related to (i) a $6.9 million net decrease related to leases that are no longer accounted for on an accrual basis, (ii) a $5.8 million decrease from properties disposed of after January 1, 2022, (iii) a $1.9 million decrease from properties that were transitioned to new operators and (iv) a $0.4 million decrease from properties transitioned from triple-net lease to Senior Housing - Managed communities. The $6.9 million net decrease related to leases that are not accounted for on an accrual basis includes (i) a $2.9 million decrease in earned cash rents primarily due to the Avamere lease amendment effective February 1, 2022, (ii) a $1.5 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into in 2017, (iii) a $1.1 million decrease in earned cash rents, (iv) a $0.8 million decrease in operating expense recoveries and (v) a $0.6 million decrease in non-cash rental revenue. These decreases are partially offset by a $0.6 million increase due to lease amendments and annual increases associated with a Consumer Price Index component.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2023 and 2022.

Resident Fees and Services
During the three months ended March 31, 2023, we recognized $56.7 million of resident fees and services compared to $42.2 million for the three months ended March 31, 2022. The $14.5 million increase is due to (i) a $6.3 million increase from four Senior Housing - Managed communities acquired after January 1, 2022, (ii) a $5.6 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2022 and (iii) a $2.6 million increase related to increased occupancy and an increase in rates.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments, preferred returns earned on our preferred equity investments and income on the sales-type lease. During the three months ended March 31, 2023, we recognized $8.7 million of interest and other income compared to $11.0 million for the three months ended March 31, 2022. The net decrease of $2.3 million is due to a $2.3 million lease termination payment related to one skilled nursing/transitional care facility that sold in 2022 and a $0.7 million decrease in income from investments repaid after January 1, 2022, partially offset by a $0.5 million increase from investments made after January 1, 2022.
Depreciation and Amortization
During the three months ended March 31, 2023, we incurred $52.8 million of depreciation and amortization expense compared to $45.3 million for the three months ended March 31, 2022. The net increase of $7.6 million is due to (i) an $8.0 million increase due to accelerating the remaining useful life of a facility that will be demolished, (ii) a $0.9 million increase due to the acceleration of lease intangible amortization related to facilities transitioned to new operators and lease terminations, (iii) a $1.6 million increase from properties acquired after January 1, 2022 and (iv) a $0.3 million increase from additions to real estate. These increases are partially offset by a $2.8 million decrease from properties disposed of after January 1, 2022.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2023, we incurred $28.5 million of interest expense compared to $25.0 million for the three months ended March 31, 2022. The $3.6 million net increase is primarily related to an increase in interest expense due to an increase in the borrowings outstanding under the Credit Agreement (as defined below) and an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During each of the three months ended March 31, 2023, we recognized $4.2 million of triple-net portfolio operating expenses compared to $5.0 million during the three months ended March 31, 2022. The $0.8 million net decrease is related to a $0.2 million decrease due to properties disposed of after January 1, 2022 and the remaining decrease is primarily due to facilities that have since been transitioned to new operators who are now paying the property taxes directly.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2023, we recognized $43.6 million of Senior Housing - Managed portfolio operating expenses compared to $33.1 million for the three months ended March 31, 2022. The $10.5 million net increase is due to (i) a $5.5 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2022, (ii) a $4.3 million increase related to four Senior Housing - Managed communities acquired after January 1, 2022, (iii) a $0.7 million increase in employee compensation primarily due to increased labor rates and staffing and (iv) a $0.2 million increase in management fees and dining expenses due to increased occupancy. The increases are partially offset by a $0.2 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2022.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended March 31, 2023, general and administrative expenses were $10.5 million compared to $10.4 million during the three months ended March 31, 2022. The $0.1 million net increase is related to a $0.4 million increase in compensation for our team members as a result of increased staffing and annual salary adjustments, partially offset by a $0.3 million decrease in tax preparation fees due to adjusting our estimates.

Recovery of (Provision for) Loan Losses and Other Reserves
During the three months ended March 31, 2023 and 2022, we recognized a $0.2 million recovery of and $0.5 million provision for loan losses and other reserves, respectively, primarily associated with our loans receivable investments.
Impairment of Real Estate
During the three months ended March 31, 2023, we recognized $7.1 million of impairment of real estate related to one skilled nursing/transitional care facility that is under contract to sell. See Note 5, “Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information regarding this impairment. No impairment of real estate was recognized during the three months ended March 31, 2022.
Loss on Extinguishment of Debt
During the three months ended March 31, 2023, we recognized a $1.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Agreement (as defined below). During the three months ended March 31, 2022, we recognized a $0.3 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay downs of the U.S. dollar Prior Term Loan (as defined below).
Other Income
During the three months ended March 31, 2023, we recognized $0.3 million of other income primarily due to the sale of licensed beds. During the three months ended March 31, 2022, we recognized $0.1 million of other income primarily related to a settlement payment received related to a legacy Care Capital Properties investment.
Net Loss on Sales of Real Estate
During the three months ended March 31, 2023, we recognized an aggregate net loss on the sales of real estate of $21.5 million related to the disposition of six skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community. We did not have any sales of real estate during the three months ended March 31, 2022.
Loss from Unconsolidated Joint Ventures
During the three months ended March 31, 2023, we recognized $0.8 million of loss, including $2.0 million of depreciation expense, related to 16 senior housing communities acquired by two joint ventures after January 1, 2022.
During the three months ended March 31, 2022, we recognized $2.8 million of loss from our joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”), consisting primarily of $4.6 million of depreciation and amortization expense and $1.6 million of interest expense, partially offset by $3.5 million of net operating income. As of December 31, 2022, we concluded that the estimated fair value of our investment in the Enlivant Joint Venture had declined to zero and that the decline was other-than-temporary. As such, we have discontinued applying the equity method of accounting to the Enlivant Joint Venture and no loss was recognized during the three months ended March 31, 2023. We will resume application if, during the period in which application of the equity method of accounting has been discontinued, our share of unrecognized net income exceeds our share of unrecognized net losses.
Income Tax Expense
During the three months ended March 31, 2023, we recognized $0.7 million of income tax expense compared to $0.3 million for the three months ended March 31, 2022. The $0.4 million increase is due to adjusting our estimates related to state income taxes.
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
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2023 and 2022, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(9,487)	$40,602
Depreciation and amortization of real estate assets	52,827	45,256
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	2,048	4,633
Net loss on sales of real estate	21,515	—
Impairment of real estate	7,064	—

FFO	73,967	90,491

Stock-based compensation expense	2,229	2,456
Non-cash rental and related revenues	(2,398)	(4,474)
Non-cash interest income	(392)	(547)
Non-cash interest expense	3,014	2,698
Non-cash portion of loss on extinguishment of debt	1,541	271
(Recovery of) provision for loan losses and other reserves	(208)	475
Other adjustments related to unconsolidated joint ventures	69	(986)
Other adjustments	106	183

AFFO	$77,928	$90,567

FFO per diluted common share	$0.32	$0.39

AFFO per diluted common share	$0.33	$0.39

Weighted average number of common shares outstanding, diluted:
FFO	231,892,769	231,564,970

AFFO	233,168,932	232,484,734

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
	Net (Loss) Income		FFO		AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs	$0.5	$(0.2)	$0.5	$(0.2)	$—	$—
Interest and other income:
Lease termination income	—	2.3	—	2.3	—	2.3
(Recovery of) provision for loan losses and other reserves	(0.2)	0.5	(0.2)	0.5	—	—
Loss on extinguishment of debt	1.5	0.3	1.5	0.3	—	—
Other income	0.3	0.1	0.3	0.1	0.3	0.2
Loss from unconsolidated joint ventures:
Deferred income tax benefit	—	0.1	—	0.1	—	—
Liquidity and Capital Resources
As of March 31, 2023, we had approximately $954.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $33.5 million and available borrowings under our Revolving Credit Facility (as defined below) of $920.4 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
On February 23, 2023, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.
During the three months ended March 31, 2023, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program. As of March 31, 2023, we had $500.0 million available under the ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $68.3 million for the three months ended March 31, 2023. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $113.2 million and included $152.3 million of net proceeds from the sales of real estate, $25.5 million of net proceeds from the sale of a facility under a sales-type lease, $6.1 million in repayments of loans receivable and $1.4 million in repayments of preferred equity investments, partially offset by $39.6 million used for the acquisition of two facilities, $19.5 million used for additions to real estate, $6.4 million used to provide funding for preferred equity investments, $4.8 million used for the investment in an unconsolidated joint venture and $1.8 million used to provide funding for loans receivable.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities was $196.1 million and included $118.4 million of net repayments of our Revolving Credit Facility, $69.4 million of dividends paid to stockholders, $18.1 million of payments of deferred financing costs related to the Credit Agreement, $1.8 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, and $0.5 million of principal repayments on secured debt, partially offset by $12.2 million of proceeds from Term Loans (as defined below).
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of March 31, 2023 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $3.7 million and deferred financing costs, net of $11.6 million as of March 31, 2023.
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2023, we were in compliance with all applicable covenants under the Senior Notes Indentures.
Credit Agreement. Effective January 4, 2023, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”). The Credit Agreement includes a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), a $430.0 million U.S. dollar term loan and a CAD $150.0 million Canadian dollar term loan (collectively, the “Term Loans”). Further, up to $350.0 million of the Revolving Credit Facility may be used for borrowings in certain foreign currencies. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion, subject to terms and conditions.
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

See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2023, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of March 31, 2023, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$49,633	2.84%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of March 31, 2023.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of March 31, 2023, applicable interest rates in effect as of March 31, 2023, and including the impact of interest rate swaps and collars are $79.7 million for the remainder of 2023, $100.4 million in 2024, $102.0 million in 2025, $102.0 million in 2026, $66.0 million in 2027 and $141.5 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the three months ended March 31, 2023 and 2022, our aggregate capital expenditures were $19.5 million and $10.8 million, respectively. As of March 31, 2023, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $65 million, of which $57 million will directly result in incremental rental income, and approximately $45 million will be spent over the next 12 months. Additionally, as of March 31, 2023, anticipated capital expenditures related to our Senior Housing - Managed communities was approximately $54 million, of which we expect to spend approximately $36 million over the next 12 months.
In addition, as of March 31, 2023, we have committed to provide up to $28.0 million of future funding related to two preferred equity investments and one loan receivable investment that matures in June 2024.
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
We paid dividends of $69.4 million on our common stock during the three months ended March 31, 2023. On May 3, 2023, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 31, 2023 to common stockholders of record as of May 16, 2023.
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

In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2023 and December 31, 2022 and aggregate summarized statement of loss information for the three months ended March 31, 2023 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Total assets	$68,745	$74,063
Total liabilities	2,227,420	2,275,511

	Three Months Ended March 31, 2023
Total revenues	$18
Total expenses	32,905
Net loss	(35,020)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 396 real estate properties held for investment as of March 31, 2023 is diversified by location across the U.S. and Canada.
For the three months ended March 31, 2023, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2023, 43.0% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
On October 1, 2019, a case-mix classification system called the skilled nursing facility Patient-Driven Payment Model (“PDPM”) became effective pursuant to a Centers for Medicare & Medicaid Services (“CMS”) final rule. PDPM focuses on clinically relevant factors, rather than volume-based service, for determining Medicare payment. PDPM adjusts Medicare payments based on each aspect of a resident’s care, most notably for non-therapy ancillaries, which are items and services not related to the provision of therapy such as drugs and medical supplies, thereby more accurately addressing costs associated with medically complex patients. It further adjusts the skilled nursing facility per diem payments to reflect varying costs throughout the stay and incorporates safeguards against potential financial incentives to ensure that beneficiaries receive care consistent with their unique needs and goals.
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
On April 4, 2023, CMS issued a proposed rule regarding fiscal year 2024 Medicare rates for skilled nursing facilities providing an estimated net increase of 3.7% compared to fiscal year 2023 comprised of an increase as a result of an update to the payment rates of 6.1% (which is based on (i) a market basket increase of 2.7% plus (ii) a market basket forecast error adjustment of 3.6% and less (iii) a productivity adjustment of 0.2%), partially offset by the second phase of the recalibrated PDPM parity adjustment of 2.3%. These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The proposed payment rates would become effective on October 1, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2022 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2022 Annual Report on Form 10-K.

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

10.1
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

10.2
Equity Distribution Agreement, dated February 23, 2023, among the Company, the Sales Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on February 23, 2023).

22.1
List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 22.1 of the Annual Report on 10-K filed by Sabra Health Care REIT, Inc. on February 22, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex.	Description

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: May 3, 2023	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: May 3, 2023	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)