Form 10-Q
period 2023-06-30
Sabra Health Care REIT, Inc.
filed 2023-08-07
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, there were 231,218,658 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $992,222 and $913,345 as of June 30, 2023 and December 31, 2022, respectively	$4,751,898	$4,959,343
Loans receivable and other investments, net	417,019	411,396
Investment in unconsolidated joint ventures	140,402	134,962
Cash and cash equivalents	27,234	49,308
Restricted cash	5,146	4,624
Lease intangible assets, net	35,990	40,131
Accounts receivable, prepaid expenses and other assets, net	146,641	147,908
Total assets	$5,524,330	$5,747,672

Liabilities
Secured debt, net	$48,273	$49,232
Revolving credit facility	100,517	196,982
Term loans, net	536,391	526,129
Senior unsecured notes, net	1,734,855	1,734,431
Accounts payable and accrued liabilities	121,865	142,259
Lease intangible liabilities, net	38,685	42,244
Total liabilities	2,580,586	2,691,277

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 231,218,658 and 231,009,295 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,312	2,310
Additional paid-in capital	4,489,107	4,486,967
Cumulative distributions in excess of net income	(1,579,914)	(1,451,945)
Accumulated other comprehensive income	32,239	19,063
Total equity	2,943,744	3,056,395
Total liabilities and equity	$5,524,330	$5,747,672

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and related revenues (Note 4)	$94,274	$103,168	$190,144	$213,054
Resident fees and services	58,428	44,136	115,149	86,363
Interest and other income	8,464	8,653	17,197	19,645

Total revenues	161,166	155,957	322,490	319,062

Expenses:
Depreciation and amortization	44,142	45,172	96,969	90,428
Interest	28,328	25,530	56,868	50,502
Triple-net portfolio operating expenses	4,771	4,852	8,939	9,863
Senior housing - managed portfolio operating expenses	43,964	34,026	87,601	67,130
General and administrative	9,532	8,649	20,034	19,045
Provision for (recovery of) loan losses and other reserves	429	(270)	221	205
Impairment of real estate	—	11,745	7,064	11,745

Total expenses	131,166	129,704	277,696	248,918

Other (expense) income:
Loss on extinguishment of debt	—	—	(1,541)	(271)
Other (expense) income	—	(2,163)	341	(2,095)
Net loss on sales of real estate	(7,833)	(4,501)	(29,348)	(4,501)

Total other expense	(7,833)	(6,664)	(30,548)	(6,867)

Income before loss from unconsolidated joint ventures and income tax expense	22,167	19,589	14,246	63,277

Loss from unconsolidated joint ventures	(653)	(2,529)	(1,491)	(5,331)
Income tax expense	(326)	(255)	(1,054)	(539)

Net income	$21,188	$16,805	$11,701	$57,407

Net income, per:

Basic common share	$0.09	$0.07	$0.05	$0.25

Diluted common share	$0.09	$0.07	$0.05	$0.25

Weighted average number of common shares outstanding, basic	231,204,531	230,967,163	231,184,355	230,913,462

Weighted average number of common shares outstanding, diluted	232,244,588	231,681,536	232,214,443	231,641,958

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$21,188	$16,805	$11,701	$57,407
Other comprehensive income:
Unrealized gain, net of tax:
Foreign currency translation gain (loss)	1,022	3,081	(601)	2,437
Unrealized gain on cash flow hedges	13,779	5,390	13,777	17,729

Total other comprehensive income	14,801	8,471	13,176	20,166

Comprehensive income	$35,989	$25,276	$24,877	$77,573

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, March 31, 2022	230,954,777	$2,310	$4,481,634	$(1,124,095)	$1,674	$3,361,523
Net income	—	—	—	16,805	—	16,805
Other comprehensive income	—	—	—	—	8,471	8,471
Amortization of stock-based compensation	—	—	1,183	—	—	1,183
Common stock issuance, net	14,095	—	(578)	—	—	(578)
Common dividends ($0.30 per share)	—	—	—	(69,678)	—	(69,678)
Balance, June 30, 2022	230,968,872	$2,310	$4,482,239	$(1,176,968)	$10,145	$3,317,726

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, March 31, 2023	231,195,148	$2,312	$4,487,707	$(1,531,230)	$17,438	$2,976,227
Net income	—	—	—	21,188	—	21,188
Other comprehensive income	—	—	—	—	14,801	14,801
Amortization of stock-based compensation	—	—	1,515	—	—	1,515
Common stock issuance, net	23,510	—	(115)	—	—	(115)
Common dividends ($0.30 per share)	—	—	—	(69,872)	—	(69,872)
Balance, June 30, 2023	231,218,658	$2,312	$4,489,107	$(1,579,914)	$32,239	$2,943,744

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2021	230,398,655	$2,304	$4,482,451	$(1,095,204)	$(10,021)	$3,379,530
Net income	—	—	—	57,407	—	57,407
Other comprehensive income	—	—	—	—	20,166	20,166
Amortization of stock-based compensation	—	—	3,856	—	—	3,856
Common stock issuance, net	570,217	6	(4,068)	—	—	(4,062)
Common dividends ($0.60 per share)	—	—	—	(139,171)	—	(139,171)
Balance, June 30, 2022	230,968,872	$2,310	$4,482,239	$(1,176,968)	$10,145	$3,317,726

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, December 31, 2022	231,009,295	$2,310	$4,486,967	$(1,451,945)	$19,063	$3,056,395
Net income	—	—	—	11,701	—	11,701
Other comprehensive income	—	—	—	—	13,176	13,176
Amortization of stock-based compensation	—	—	4,190	—	—	4,190
Common stock issuance, net	209,363	2	(2,050)	—	—	(2,048)
Common dividends ($0.60 per share)	—	—	—	(139,670)	—	(139,670)
Balance, June 30, 2023	231,218,658	$2,312	$4,489,107	$(1,579,914)	$32,239	$2,943,744

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,701	$57,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,969	90,428
Non-cash rental and related revenues	(5,469)	(8,061)
Non-cash interest income	(388)	(1,094)
Non-cash interest expense	6,091	5,502
Stock-based compensation expense	3,233	3,250
Loss on extinguishment of debt	1,541	271
Provision for loan losses and other reserves	221	205
Net loss on sales of real estate	29,348	4,501
Impairment of real estate	7,064	11,745
Loss from unconsolidated joint ventures	1,491	5,331
Distributions of earnings from unconsolidated joint ventures	1,112	—
Other non-cash items	—	2,167
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,277)	(6,074)
Accounts payable and accrued liabilities	(8,019)	(25,895)
Net cash provided by operating activities	138,618	139,683
Cash flows from investing activities:
Acquisition of real estate	(39,630)	(20,573)
Origination and fundings of loans receivable	(9,050)	—
Origination and fundings of preferred equity investments	(10,676)	(4,990)
Additions to real estate	(37,995)	(19,495)
Escrow deposits for potential investments	—	(836)
Repayments of loans receivable	8,062	4,466
Repayments of preferred equity investments	4,130	1,333
Investment in unconsolidated joint ventures	(4,797)	(128,007)
Net proceeds from the sales of real estate	168,904	40,003
Net proceeds from sales-type lease	25,490	—
Distributions in excess of earnings from unconsolidated joint ventures	544	—
Net cash provided by (used in) investing activities	104,982	(128,099)
Cash flows from financing activities:
Net (repayments of) borrowings from revolving credit facility	(98,857)	142,353
Proceeds from term loans	12,188	—
Principal payments on term loans	—	(40,000)
Principal payments on secured debt	(983)	(16,547)
Payments of deferred financing costs	(18,128)	(6)
Payment of contingent consideration	(17,900)	—
Issuance of common stock, net	(2,153)	(3,803)
Dividends paid on common stock	(138,711)	(138,565)
Net cash used in financing activities	(264,544)	(56,568)
Net decrease in cash, cash equivalents and restricted cash	(20,944)	(44,984)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(608)	619
Cash, cash equivalents and restricted cash, beginning of period	53,932	115,886
Cash, cash equivalents and restricted cash, end of period	$32,380	$71,521
Supplemental disclosure of cash flow information:
Interest paid	$52,591	$49,968
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$4,644	$5,623

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2023 and December 31, 2022 and for the three and six month periods ended June 30, 2023 and 2022. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
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

The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of June 30, 2023, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2023, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2023, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the six months ended June 30, 2023, the Company acquired one Senior Housing - Leased community and one Senior Housing - Managed community. During the six months ended June 30, 2022, the Company acquired one Senior Housing - Managed community. The Senior Housing - Managed communities acquired during the six months ended June 30, 2023 and 2022 were part of the Company’s proprietary development pipeline and were previously reflected as preferred equity investments which had a book value of $4.6 million and $5.6 million, respectively, at the time of acquisition. The consideration was allocated as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Land	$3,415	$3,691
Building and improvements	45,333	21,168
Tenant origination and absorption costs intangible assets	2,706	1,337
Tenant relationship intangible assets	20	—
Total consideration	$51,474	$26,196
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted average amortization periods as of the respective dates of acquisition of one year and 22 years, respectively, for the acquisitions completed during the six months ended June 30, 2023. The tenant origination and absorption costs intangible assets had an amortization period as of the date of acquisition of one year for the acquisition completed during the six months ended June 30, 2022.
For the three and six months ended June 30, 2023, the Company recognized $2.5 million and $4.3 million of total revenues, respectively, and $0.1 million of net loss and $0.1 million of net income, respectively, from the facilities acquired during the six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.2 million of total revenues, respectively, and $0.4 million and $0.6 million of net loss, respectively, from the facility acquired during the six months ended June 30, 2022.

During the three months ended June 30, 2023, the Company, in accordance with the terms of the agreements pursuant to which it purchased the facilities, paid $17.9 million in additional consideration related to two Senior Housing - Managed communities that achieved certain performance metrics. This amount is included in real estate investments, net of accumulated depreciation on the accompanying consolidated balance sheets.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2023

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	253	27,857	$3,181,828	$(536,949)	$2,644,879
Senior Housing - Leased	45	3,532	579,927	(103,129)	476,798
Senior Housing - Managed	61	6,041	1,268,360	(241,354)	1,027,006
Behavioral Health	18	1,077	487,466	(65,468)	421,998
Specialty Hospitals and Other	15	392	225,443	(44,746)	180,697
	392	38,899	5,743,024	(991,646)	4,751,378
Corporate Level			1,096	(576)	520
			$5,744,120	$(992,222)	$4,751,898
As of December 31, 2022

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	264	29,136	$3,385,221	$(492,495)	$2,892,726
Senior Housing - Leased	47	3,550	590,694	(97,716)	492,978
Senior Housing - Managed	59	5,942	1,205,283	(222,089)	983,194
Behavioral Health	17	965	465,143	(58,481)	406,662
Specialty Hospitals and Other	15	392	225,443	(42,038)	183,405
	402	39,985	5,871,784	(912,819)	4,958,965
Corporate Level			904	(526)	378
			$5,872,688	$(913,345)	$4,959,343

	June 30, 2023	December 31, 2022
Building and improvements	$4,941,125	$5,034,470
Furniture and equipment	239,140	262,644
Land improvements	9,872	7,085
Land	553,983	568,489
Total real estate at cost	5,744,120	5,872,688
Accumulated depreciation	(992,222)	(913,345)
Total real estate investments, net	$4,751,898	$4,959,343
Operating Leases
As of June 30, 2023, the substantial majority of the Company’s real estate properties (excluding 61 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of June 30, 2023, the leases had a weighted average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $16.8 million and $13.1 million as of June 30, 2023 and December 31, 2022, respectively, and letters of credit deposited with the Company totaled approximately $59 million and $57 million as of June 30, 2023 and December 31, 2022, respectively. In addition, the Company’s tenants have deposited with the Company $14.0 million and $13.3 million as of June 30, 2023 and December 31, 2022, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.8 million and $7.6 million during the three and six months ended June 30, 2023, respectively, and $4.4 million and $9.4 million during the three and six months ended June 30, 2022, respectively.
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
For the three and six months ended June 30, 2023, no tenant relationship represented 10% or more of the Company’s total revenues.
As of June 30, 2023, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

July 1 through December 31, 2023	$188,220
2024	379,861
2025	375,316
2026	359,991
2027	336,770
Thereafter	1,534,405
$3,174,563
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

Capital and Other Expenditures
As of June 30, 2023, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $56 million. These commitments are principally for improvements to its facilities.
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of June 30, 2023	Ownership as of June 30, 2023 (1)	Book Value
				June 30, 2023	December 31, 2022
Sienna Joint Venture	Senior Housing - Managed	12	50%	$121,642	$120,269
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	18,760	14,693
				$140,402	$134,962
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
During the six months ended June 30, 2023, the Company’s joint venture with Marlin Spring (the “Marlin Spring Joint Venture”) completed the acquisition of one additional senior housing community that is being managed by a third-party property manager. The gross investment in the additional acquisition was CAD $30.0 million, excluding acquisition costs. In addition, the Marlin Spring Joint Venture assumed and financed an aggregate CAD $23.6 million of debt associated with the additional acquisition.
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
Effective January 1, 2023, the Company discontinued applying the equity method of accounting to the Enlivant Joint Venture, in which it had a 49% equity interest. Effective May 1, 2023, the Company withdrew and resigned its membership in the Enlivant Joint Venture and accordingly, no longer has an equity interest in the Enlivant Joint Venture as of such date.
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

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the six months ended June 30, 2023, the Company recognized $7.1 million of real estate impairment related to one skilled nursing/transitional care facility that has sold.
During the six months ended June 30, 2022, the Company recognized $11.7 million of real estate impairment related to four skilled nursing/transitional care facilities that have sold.
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
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2023	2022
Number of facilities	12	8
Consideration, net of closing costs	$176.9	$40.0
Net carrying value	206.3	44.5
Net loss on sale	$(29.4)	$(4.5)

Net loss (1)	$(37.4)	$(2.4)
(1)    In addition to net loss on sale, net loss includes impairment of real estate of $7.1 million for the six months ended June 30, 2023.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2023 and December 31, 2022, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of June 30, 2023
Investment	Quantity as of June 30, 2023	Property Type	Principal Balance as of June 30, 2023 (1)	Book Value as of June 30, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2023
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$319,000	7.6%	7.6%	11/01/26 - 01/31/27
Other	11	Multiple	52,538	49,116	47,936	7.5%	7.0%	08/31/23 - 05/01/29
	13		371,538	368,116	366,936	7.6%	7.6%
Allowance for loan losses			—	(6,832)	(6,611)
			$371,538	$361,284	$360,325
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	55,581	55,735	51,071	10.9%	10.9%	N/A
Total	18		$427,119	$417,019	$411,396	8.1%	8.0%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of June 30, 2023, the Company has committed to provide up to $0.3 million of future funding related to one loan receivable investment that matures in June 2024.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Allowance for loan losses:
Balance at beginning of the period	$6,611	$6,344
Provision for loan losses	221	268
Balance at end of the period	$6,832	$6,612

	June 30, 2023	December 31, 2022
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of June 30, 2023 and December 31, 2022, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

7.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

			As of June 30, 2023
Interest Rate Type	Principal Balance as of June 30, 2023 (1)	Principal Balance as of December 31, 2022 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$49,140	$50,123	2.84%	3.34%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.9 million as of each of June 30, 2023 and December 31, 2022.
(2)     Weighted average interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2023 (1)	December 31, 2022 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $3.9 million and deferred financing costs, net of $11.3 million as of June 30, 2023 and does not include discount, net of $3.5 million and deferred financing costs, net of $12.0 million as of December 31, 2022. In addition, the weighted average effective interest rate as of June 30, 2023 was 4.01%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
On January 4, 2023, the Borrowers, and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”). During the six months ended June 30, 2023, the Company recorded $18.1 million of deferred financing costs related to the Credit Agreement and recognized $1.5 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Agreement. No loss on extinguishment of debt was recognized during the three months ended June 30, 2023.
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
As of June 30, 2023, there was $100.5 million (including CAD $86.8 million) outstanding under the Revolving Credit Facility and $899.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, CDOR for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of June 30, 2023, the weighted average interest rate on the Revolving Credit Facility was 6.34%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of June 30, 2023, the interest rate on the U.S. dollar Term Loan was 6.44%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal CDOR plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of June 30, 2023, the interest rate on the Canadian dollar Term Loan was 6.52%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the SOFR portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 1.51% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $150.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.63%. As of June 30, 2023, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 3.85% and 2.88%, respectively. In addition, the Canadian dollar Term Loan and the CAD $86.8 million outstanding under the Revolving Credit Facility are designated as net investment hedges. See Note 8, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $28.3 million and $56.9 million during the three and six months ended June 30, 2023, respectively, and $25.5 million and $50.5 million during the three and six months ended June 30, 2022, respectively. Interest expense includes non-cash interest expense of $3.1 million and $6.1 million for the three and six months ended June 30, 2023, respectively, and $2.8 million and $5.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $16.4 million and $18.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2023 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1 through December 31, 2023	$996	$—	$—	$—	$996
2024	2,034	—	—	—	2,034
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	100,517	—	100,000	202,723
Thereafter	39,668	—	543,220	1,150,000	1,732,888
Total Debt	49,140	100,517	543,220	1,750,000	2,442,877
Discount, net	—	—	—	(3,895)	(3,895)
Deferred financing costs, net	(867)	—	(6,829)	(11,250)	(18,946)
Total Debt, Net	$48,273	$100,517	$536,391	$1,734,855	$2,420,036
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of June 30, 2023, approximately $9.0 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$753,750	$436,250
Denominated in Canadian Dollars (2)	$300,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$56,277	$55,991
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$236,800	$329,500
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$23	$309
(1) Balance as of June 30, 2023 includes two forward starting interest rate swaps with an effective date of August 2024 and an aggregate notional amount of $323.8 million.
(2)    Balance as of June 30, 2023 includes two forward starting interest rate swaps with an effective date of September 2024 and an aggregate notional amount of CAD $150.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2023 and December 31, 2022 (dollars in thousands):

		Count as of June 30, 2023	Fair Value as of		Maturity Dates
Type	Designation		June 30, 2023	December 31, 2022		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$12,114	$11,004	2024 - 2028	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	6,127	6,622	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	4	9,928	—	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,955	3,851	2025	Accounts receivable, prepaid expenses and other assets, net
			$31,124	$21,477
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	65,517	150,982	2027	Revolving credit facility
CAD Term Loan	Net investment	1	113,220	92,288	2028	Term loans, net
			$178,737	$243,270

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash Flow Hedges:
Interest rate products	$15,546	$3,690	$17,089	$13,338
Net Investment Hedges:
Foreign currency products	(778)	1,573	(792)	587
CAD borrowings under Revolving Credit Facility	(1,667)	2,367	(2,692)	2,367
CAD term loan	(2,355)	2,988	(2,495)	1,475
	$10,746	$10,618	$11,110	$17,767

		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2023	2022	2023	2022
Cash Flow Hedges:
Interest rate products	Interest expense	$1,907	$(1,958)	$3,479	$(4,661)
During the three and six months ended June 30, 2023 and 2022, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2023, the Company had no material balances related to derivatives not designated as hedging instruments. During the six months ended June 30, 2022, the Company recorded $0.1 million of other expense related to the portion of derivatives not designated as hedging instruments and no such expense was recorded during each of the three months ended June 30, 2022 and the three and six months ended June 30, 2023.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022 (in thousands):

As of June 30, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$31,124	$—	$31,124	$—	$—	$31,124
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$21,477	$—	$21,477	$—	$—	$21,477
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2023, the Company had no derivatives in a net liability position related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 7% to 15% with a weighted average rate of 8% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 whose carrying amounts do not approximate their fair value (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$371,538	$361,284	$372,302	$370,364	$360,325	$370,188
Preferred equity investments	55,581	55,735	57,534	50,902	51,071	51,995
Financial liabilities:
Senior Notes	1,750,000	1,734,855	1,450,145	1,750,000	1,734,431	1,463,041
Secured indebtedness	49,140	48,273	36,542	50,123	49,232	38,149
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of June 30, 2023 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$372,302	$—	$—	$372,302
Preferred equity investments	57,534	—	—	57,534
Financial liabilities:
Senior Notes	1,450,145	—	1,450,145	—
Secured indebtedness	36,542	—	—	36,542
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

Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2023, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$12,114	$—	$12,114	$—
Interest rate collars	6,127	—	6,127	—
Forward starting interest rate swaps	9,928	—	9,928	—
Cross currency interest rate swaps	2,955	—	2,955	—

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
During the three and six months ended June 30, 2023, no shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program. As of June 30, 2023, the Company had $500.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2023:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1, 2023	February 13, 2023	$0.30	February 28, 2023
May 3, 2023	May 16, 2023	$0.30	May 31, 2023
During the six months ended June 30, 2023, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2023 and 2022, the Company incurred $1.4 million and $3.3 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency translation gain	$567	$1,168
Unrealized gain on cash flow hedges	31,672	17,895
Total accumulated other comprehensive income	$32,239	$19,063

11.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$21,188	$16,805	$11,701	$57,407
Denominator
Basic weighted average common shares and common equivalents	231,204,531	230,967,163	231,184,355	230,913,462
Dilutive restricted stock units	1,040,057	714,373	1,030,088	728,496
Diluted weighted average common shares	232,244,588	231,681,536	232,214,443	231,641,958
Net income, per:
Basic common share	$0.09	$0.07	$0.05	$0.25
Diluted common share	$0.09	$0.07	$0.05	$0.25
During the three and six months ended June 30, 2023, approximately 54,200 and 54,700 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2022, approximately 48,800 and 57,200 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

12.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2023, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 7, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 31, 2023 to common stockholders of record as of the close of business on August 17, 2023.

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
Investment in Unconsolidated Joint Venture
During the six months ended June 30, 2023, our joint venture with Marlin Spring (the “Marlin Spring Joint Venture”) completed the acquisition of one additional senior housing community with a gross investment of CAD $30.0 million, excluding acquisition costs. In addition, the Marlin Spring Joint Venture assumed and financed an aggregate CAD $23.6 million of debt associated with the additional acquisition. Our equity investment in the additional acquisition was CAD $6.1 million. See Note 4, “Investment in Real Estate Properties—Investment in Unconsolidated Joint Ventures,” in the Notes to Consolidated Financial Statements for additional information regarding this investment.
Acquisitions
During the six months ended June 30, 2023, we acquired one Senior Housing - Leased community and one Senior Housing - Managed community for aggregate consideration of $51.5 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the six months ended June 30, 2023, we completed the sale of 11 skilled nursing/transitional care facilities (including one leased to a tenant under a sales-type lease) and two senior housing communities for aggregate consideration, net of closing costs, of $202.4 million. The net carrying value of the assets and liabilities of these facilities was $231.8 million, which resulted in an aggregate $29.4 million net loss on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
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
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2022 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2023.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2023, our investment portfolio consisted of 392 real estate properties held for investment, 13 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. As of June 30, 2022, our investment portfolio consisted of 406 real estate properties held for investment, three assets held for sale, one investment in a sales-type lease, 14 investments in loans receivable, eight preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
Comparison of results of operations for the three months ended June 30, 2023 versus the three months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2023	2022
Revenues:
Rental and related revenues	$94,274	$103,168	$(8,894)	(9)%	$(4,796)	$(4,098)
Resident fees and services	58,428	44,136	14,292	32%	6,291	8,001
Interest and other income	8,464	8,653	(189)	(2)%	(365)	176
Expenses:
Depreciation and amortization	44,142	45,172	(1,030)	(2)%	(415)	(615)
Interest	28,328	25,530	2,798	11%	—	2,798
Triple-net portfolio operating expenses	4,771	4,852	(81)	(2)%	(286)	205
Senior housing - managed portfolio operating expenses	43,964	34,026	9,938	29%	3,853	6,085
General and administrative	9,532	8,649	883	10%	—	883
Provision for (recovery of) loan losses and other reserves	429	(270)	699	(259)%	49	650
Impairment of real estate	—	11,745	(11,745)	(100)%	(11,745)	—
Other expense:
Other expense	—	(2,163)	2,163	(100)%	—	2,163
Net loss on sales of real estate	(7,833)	(4,501)	(3,332)	74%	(3,332)	—
Loss from unconsolidated joint ventures	(653)	(2,529)	1,876	(74)%	1,876	—
Income tax expense	(326)	(255)	(71)	28%	—	(71)
(1)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of investments/dispositions made after April 1, 2022.
(2)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 that is not a direct result of investments/dispositions made after April 1, 2022.

Rental and Related Revenues
During the three months ended June 30, 2023, we recognized $94.3 million of rental income compared to $103.2 million for the three months ended June 30, 2022. The $8.9 million net decrease in rental income is related to (i) a $5.3 million decrease from properties disposed of after April 1, 2022, (ii) a $2.4 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into in 2017 and (iii) a $2.1 million decrease from properties that were transitioned to new operators. These decreases are partially offset by a $0.3 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index and a $0.5 million increase from properties acquired after April 1, 2022.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2023 and 2022.
Resident Fees and Services
During the three months ended June 30, 2023, we recognized $58.4 million of resident fees and services compared to $44.1 million for the three months ended June 30, 2022. The $14.3 million increase is due to (i) a $6.8 million increase from three Senior Housing - Managed communities acquired after April 1, 2022, (ii) a $6.6 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after April 1, 2022 and (iii) a $1.4 million increase related to increased occupancy and an increase in rates. These increases are partially offset by a $0.5 million decrease related to one Senior Housing - Managed community disposed of after April 1, 2022.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended June 30, 2023, we recognized $8.5 million of interest and other income compared to $8.7 million for the three months ended June 30, 2022. The net decrease of $0.2 million is due to a $1.1 million decrease in income from investments repaid after April 1, 2022, partially offset by a $0.7 million increase from investments made after April 1, 2022.
Depreciation and Amortization
During the three months ended June 30, 2023, we incurred $44.1 million of depreciation and amortization expense compared to $45.2 million for the three months ended June 30, 2022. The net decrease of $1.0 million is due to a $3.3 million decrease from properties disposed of after April 1, 2022 and a $0.9 million decrease due to assets that have been fully amortized. These decreases are offset by a $2.9 million increase from properties acquired after April 1, 2022 and a $0.7 million increase from additions to real estate.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2023, we incurred $28.3 million of interest expense compared to $25.5 million for the three months ended June 30, 2022. The $2.8 million net increase is primarily related to an increase in the borrowings outstanding under the Credit Agreement (as defined below) and an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During the three months ended June 30, 2023, we recognized $4.8 million of triple-net portfolio operating expenses compared to $4.9 million during the three months ended June 30, 2022. The $0.1 million net decrease is related to a $0.3 million decrease due to properties disposed of after April 1, 2022 and a $0.3 million decrease due to facilities that have since been transitioned to new operators who are now paying the property taxes directly. These decreases are offset by an increase in our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended June 30, 2023, we recognized $44.0 million of Senior Housing - Managed portfolio operating expenses compared to $34.0 million for the three months ended June 30, 2022. The $9.9 million net increase is due to a $6.3 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after April 1, 2022 and a $4.4 million increase related to three Senior Housing - Managed communities acquired after April 1, 2022. The increases are partially offset by a $0.5 million decrease related to one Senior Housing - Managed community disposed of after April 1, 2022.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended June 30, 2023, general and administrative expenses were $9.5 million compared to $8.6 million during the three months ended June 30, 2022. The $0.9 million net increase is related to (i) a $0.4 million increase in compensation for our team members as a result of increased staffing and annual salary adjustments, (ii) a $0.2 million increase in insurance premiums and (iii) a $0.2 million increase in stock compensation primarily due to increased staffing.
Provision for (Recovery of) Loan Losses and Other Reserves
During the three months ended June 30, 2023 and 2022, we recognized a $0.4 million provision for and a $0.3 million recovery of loan losses and other reserves, respectively, primarily associated with our loans receivable investments.
Impairment of Real Estate
No impairment of real estate was recognized during the three months ended June 30, 2023. During the three months ended June 30, 2022, we recognized an $11.7 million impairment related to four skilled nursing/transitional care facilities that have sold. See Note 5, “Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Other Expense
No other expense was recognized during the three months ended June 30, 2023. During the three months ended June 30, 2022, we recognized $2.2 million of other expense primarily related to foreign currency transaction loss related to our Canadian borrowings.
Net Loss on Sales of Real Estate
During the three months ended June 30, 2023, we recognized an aggregate net loss of $7.8 million related to the disposition of four skilled nursing/transitional care facilities. During the three months ended June 30, 2022, we recognized an aggregate net loss of $4.5 million related to the disposition of five senior housing communities and three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Ventures
During the three months ended June 30, 2023, we recognized $0.7 million of loss, including $2.2 million of depreciation expense, related to 16 senior housing communities acquired by two joint ventures after April 1, 2022.
During the three months ended June 30, 2022, we recognized $2.5 million of loss primarily from our joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”). Effective January 1, 2023, we discontinued applying the equity method of accounting to the Enlivant Joint Venture and no loss was recognized during the three months ended June 30, 2023. Effective May 1, 2023, we withdrew and resigned our membership in the Enlivant Joint Venture and accordingly, no longer have an equity interest in the Enlivant Joint Venture as of such date. We have not guaranteed any obligations of and are not required to provide any support to the Enlivant Joint Venture.
Income Tax Expense
During each of the three months ended June 30, 2023 and 2022, we recognized $0.3 million of income tax expense.

Comparison of results of operations for the six months ended June 30, 2023 versus the six months ended June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2023	2022
Revenues:
Rental and related revenues	$190,144	$213,054	$(22,910)	(11)%	$(10,589)	$(12,321)
Resident fees and services	115,149	86,363	28,786	33%	12,530	16,256
Interest and other income	17,197	19,645	(2,448)	(12)%	(2,930)	482
Expenses:
Depreciation and amortization	96,969	90,428	6,541	7%	(1,926)	8,467
Interest	56,868	50,502	6,366	13%	—	6,366
Triple-net portfolio operating expenses	8,939	9,863	(924)	(9)%	(520)	(404)
Senior housing - managed portfolio operating expenses	87,601	67,130	20,471	30%	7,947	12,524
General and administrative	20,034	19,045	989	5%	—	989
Provision for loan losses and other reserves	221	205	16	8%	98	(82)
Impairment of real estate	7,064	11,745	(4,681)	(40)%	(4,681)	—
Other (expense) income:
Loss on extinguishment of debt	(1,541)	(271)	(1,270)	469%	—	(1,270)
Other income (expense)	341	(2,095)	2,436	(116)%	—	2,436
Net loss on sales of real estate	(29,348)	(4,501)	(24,847)	552%	(24,847)	—
Loss from unconsolidated joint ventures	(1,491)	(5,331)	3,840	(72)%	3,840	—
Income tax expense	(1,054)	(539)	(515)	96%	—	(515)
(1)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of investments/dispositions made after January 1, 2022.
(2)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 that is not a direct result of investments/dispositions made after January 1, 2022.
Rental and Related Revenues
During the six months ended June 30, 2023, we recognized $190.1 million of rental income compared to $213.1 million for the six months ended June 30, 2022. The $22.9 million net decrease in rental income is related to (i) an $11.1 million decrease from properties disposed of after January 1, 2022, (ii) a $9.5 million net decrease related to leases that are no longer accounted for on an accrual basis, (iii) a $4.0 million decrease from properties that were transitioned to new operators and (iv) a $0.5 million decrease from facilities transitioned from triple-net lease to Senior Housing - Managed communities. The $9.5 million net decrease related to leases that are not accounted for on an accrual basis includes (i) a $3.9 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into in 2017, (ii) a $4.3 million decrease in earned cash rents, of which $2.7 million is due to the Avamere lease amendment effective February 1, 2022, (iii) a $0.8 million decrease in operating expense recoveries and (iv) a $0.5 million decrease in non-cash rental revenue. These decreases are partially offset by (i) a $1.1 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index, (ii) a $0.6 million increase due to incremental revenue related to capital expenditures and (iii) a $0.5 million increase from properties acquired after January 1, 2022.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2023 and 2022.

Resident Fees and Services
During the six months ended June 30, 2023, we recognized $115.1 million of resident fees and services compared to $86.4 million for the six months ended June 30, 2022. The $28.8 million increase is due to (i) a $13.1 million increase from four Senior Housing - Managed communities acquired after January 1, 2022, (ii) a $12.2 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2022 and (iii) a $4.1 million increase related to increased occupancy and an increase in rates. These increases are partially offset by a $0.6 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2022.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the six months ended June 30, 2023, we recognized $17.2 million of interest and other income compared to $19.6 million for the six months ended June 30, 2022. The net decrease of $2.4 million is due to a $2.3 million lease termination payment related to one skilled nursing/transitional care facility that sold in 2022 and a $1.8 million decrease in income from investments repaid after January 1, 2022, partially offset by a $1.2 million increase from investments made after January 1, 2022.
Depreciation and Amortization
During the six months ended June 30, 2023, we incurred $97.0 million of depreciation and amortization expense compared to $90.4 million for the six months ended June 30, 2022. The net increase of $6.5 million is due to (i) an $8.0 million increase due to accelerating the remaining useful life of a facility that will be demolished, (ii) a $4.1 million increase from properties acquired after January 1, 2022, (iii) a $1.0 million increase from additions to real estate and (iv) a $0.6 million increase due to the acceleration of lease intangible amortization related to facilities transitioned to new operators and lease terminations. The increases are partially offset by a $6.1 million decrease from properties disposed of after January 1, 2022 and a $0.5 million decrease due to assets that have been fully amortized.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2023, we incurred $56.9 million of interest expense compared to $50.5 million for the six months ended June 30, 2022. The $6.4 million net increase is primarily related to an increase in the borrowings outstanding under the Credit Agreement and an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During the six months ended June 30, 2023, we recognized $8.9 million of triple-net portfolio operating expenses compared to $9.9 million for the six months ended June 30, 2022. The $0.9 million net decrease is related to a $0.9 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and $0.5 million decrease due to properties disposed of after January 1, 2022. These decreases are offset by an increase in our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the six months ended June 30, 2023, we recognized $87.6 million of Senior Housing - Managed portfolio operating expenses compared to $67.1 million for the six months ended June 30, 2022. The $20.5 million net increase is due to (i) a $11.8 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2022, (ii) a $8.7 million increase related to four Senior Housing - Managed communities acquired after January 1, 2022, (iii) a $0.6 million increase in employee compensation primarily due to increased labor rates and staffing and (iv) a $0.6 million increase in insurance premiums. These increases are partially offset by a $0.7 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2022.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the six months ended June 30, 2023, general and administrative expenses were $20.0 million compared to $19.0 million during the six months ended June 30, 2022. The $1.0 million net increase is related to a $0.8 million increase in compensation for our team members as a result of increased staffing and annual salary adjustments and a $0.3 million increase in insurance premiums.

Provision for Loan Losses and Other Reserves
During each of the six months ended June 30, 2023 and 2022, we recognized a $0.2 million in provision for loan losses and other reserves associated with our loans receivable investments and sales-type lease that was terminated in March 2023.
Impairment of Real Estate
During the six months ended June 30, 2023, we recognized a $7.1 million impairment related to one skilled nursing/transitional care facility that was sold. During the six months ended June 30, 2022, we recognized an $11.7 million impairment related to four skilled nursing/transitional care facilities that have sold.
Loss on Extinguishment of Debt
During the six months ended June 30, 2023, we recognized a $1.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Agreement (as defined below). During the six months ended June 30, 2022, we recognized a $0.3 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay downs of the U.S. dollar Prior Term Loan (as defined below).
Other Income (Expense)
During the six months ended June 30, 2023, we recognized $0.3 million of other income primarily due to the sale of licensed beds. During the six months ended June 30, 2022, we recognized $2.1 million of other expense primarily related to foreign currency transaction loss related to our Canadian borrowings.
Net Loss on Sales of Real Estate
During the six months ended June 30, 2023, we recognized an aggregate net loss of $29.3 million related to the disposition of 10 skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community. During the six months ended June 30, 2022, we recognized an aggregate net loss of $4.5 million related to the disposition of five Senior Housing - Leased communities and three skilled nursing/transitional care facilities.
Loss from Unconsolidated Joint Ventures
During the six months ended June 30, 2023, we recognized $1.5 million of loss, including $4.3 million of depreciation expense, related to 16 senior housing communities acquired by two joint ventures after January 1, 2022.
During the six months ended June 30, 2022, we recognized $5.3 million of loss primarily from the Enlivant Joint Venture. Effective January 1, 2023, we discontinued applying the equity method of accounting to the Enlivant Joint Venture and no loss was recognized during the six months ended June 30, 2023. Effective May 1, 2023, we withdrew and resigned our membership in the Enlivant Joint Venture and accordingly, no longer have an equity interest in the Enlivant Joint Venture as of such date. We have not guaranteed any obligations of and are not required to provide any support to the Enlivant Joint Venture.
Income Tax Expense
During the six months ended June 30, 2023, we recognized $1.1 million of income tax expense compared to $0.5 million for the six months ended June 30, 2022. The $0.5 million increase is due to adjusting our estimates related to state and foreign income taxes.

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
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2023 and 2022, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,188	$16,805	$11,701	$57,407
Depreciation and amortization of real estate assets	44,142	45,172	96,969	90,428
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	2,202	5,133	4,250	9,766
Net loss on sales of real estate	7,833	4,501	29,348	4,501
Net gain on sales of real estate related to unconsolidated joint ventures	—	(220)	—	(220)
Impairment of real estate	—	11,745	7,064	11,745

FFO	75,365	83,136	149,332	173,627

Stock-based compensation expense	1,004	794	3,233	3,250
Non-cash rental and related revenues	(3,071)	(3,587)	(5,469)	(8,061)
Non-cash interest income	4	(547)	(388)	(1,094)
Non-cash interest expense	3,077	2,804	6,091	5,502
Non-cash portion of loss on extinguishment of debt	—	—	1,541	271
Provision for (recovery of) loan losses and other reserves	429	(270)	221	205
Other adjustments related to unconsolidated joint ventures	169	(692)	238	(1,678)
Other adjustments	57	2,211	163	2,394

AFFO	$77,034	$83,849	$154,962	$174,416

FFO per diluted common share	$0.32	$0.36	$0.64	$0.75

AFFO per diluted common share	$0.33	$0.36	$0.66	$0.75

Weighted average number of common shares outstanding, diluted:
FFO	232,244,588	231,681,536	232,214,443	231,641,958

AFFO	233,586,255	232,708,975	233,560,237	232,713,843

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs	$—	$0.3	$—	$0.3	$—	$—	$0.5	$0.1	$0.5	$0.1	$—	$—
Interest and other income:
Lease termination income	—	—	—	—	—	—	—	2.3	—	2.3	—	2.3
Provision for (recovery of) loan losses and other reserves	0.4	(0.3)	0.4	(0.3)	—	—	0.2	0.2	0.2	0.2	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	1.5	0.3	1.5	0.3	—	—
Other (expense) income	—	(2.2)	—	(2.2)	—	—	0.3	(2.1)	0.3	(2.1)	0.3	0.2
Loss from unconsolidated joint ventures:
Grant income under government programs (1)	—	3.4	—	3.4	—	3.4	—	3.4	—	3.4	—	3.4
Deferred income tax benefit	—	0.3	—	0.3	—	—	—	0.3	—	0.3	—	—
Support payment paid to joint venture manager (2)	—	3.6	—	3.6	—	3.6	—	3.6	—	3.6	—	3.6
(1)    Consists of funds specifically paid to communities in our Senior Housing - Managed portfolio from state or federal governments related to the pandemic and were incremental to the amounts that would have otherwise been received for providing care to residents.
(2)    Funding for support payments did not require capital contributions from Sabra but rather were funded with proceeds received by the Enlivant Joint Venture from TPG for the issuance of senior preferred interests.
Liquidity and Capital Resources
As of June 30, 2023, we had approximately $926.7 million in liquidity, consisting of unrestricted cash and cash equivalents of $27.2 million and available borrowings under our Revolving Credit Facility (as defined below) of $899.5 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
During the three and six months ended June 30, 2023, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program. As of June 30, 2023, we had $500.0 million available under the ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $138.6 million for the six months ended June 30, 2023. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities was $105.0 million and included $168.9 million of net proceeds from the sales of real estate, $25.5 million of net proceeds from the sale of a facility under a sales-type lease, $8.1 million in repayments of loans receivable, $4.1 million in repayments of preferred equity investments and $0.5 million of distributions in excess of earnings from an unconsolidated joint venture, partially offset by $39.6 million used for the acquisition of two facilities, $38.0 million used for additions to real estate, $10.7 million used to provide funding for preferred equity investments, $9.1 million used to provide funding for loans receivable and $4.8 million used for the investment in an unconsolidated joint venture.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities was $264.5 million and included $138.7 million of dividends paid to stockholders, $98.9 million of net repayments of our Revolving Credit Facility, $18.1 million of payments of deferred financing costs related to the Credit Agreement, $17.9 million of payments of contingent consideration, $2.2 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program and $1.0 million of principal repayments on secured debt, partially offset by $12.2 million of proceeds from Term Loans (as defined below).
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of June 30, 2023 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $3.9 million and deferred financing costs, net of $11.3 million as of June 30, 2023.
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2023, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of June 30, 2023, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of June 30, 2023, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$49,140	2.84%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.9 million as of June 30, 2023.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of June 30, 2023, applicable interest rates in effect as of June 30, 2023, and including the impact of interest rate swaps and collars are $50.7 million for the remainder of 2023, $102.1 million in 2024, $103.7 million in 2025, $103.6 million in 2026, $66.1 million in 2027 and $141.5 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the six months ended June 30, 2023 and 2022, our aggregate capital expenditures were $38.0 million and $19.5 million, respectively. As of June 30, 2023, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $56 million, of which $48 million will directly result in incremental rental income, and approximately $43 million will be spent over the next 12 months. Additionally, as of June 30, 2023, anticipated capital expenditures related to our Senior Housing - Managed communities was approximately $49 million, of which we expect to spend approximately $35 million over the next 12 months.
In addition, as of June 30, 2023, we have committed to provide up to $0.3 million of future funding related to one loan receivable investment that matures in June 2024.
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
We paid dividends of $138.7 million on our common stock during the six months ended June 30, 2023. On August 7, 2023, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 31, 2023 to common stockholders of record as of August 17, 2023.
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

In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of June 30, 2023 and December 31, 2022 and aggregate summarized statement of loss information for the six months ended June 30, 2023 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Total assets	$73,073	$74,063
Total liabilities	2,237,996	2,275,511

	Six Months Ended June 30, 2023
Total revenues	$138
Total expenses	65,085
Net loss	(67,029)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 392 real estate properties held for investment as of June 30, 2023 is diversified by location across the U.S. and Canada.
For the three and six months ended June 30, 2023, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the six months ended June 30, 2023, 42.4% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 31, 2023, CMS issued a final rule regarding fiscal year 2024 Medicare rates for skilled nursing facilities providing an estimated net increase of 4.0% compared to fiscal year 2023 comprised of an increase as a result of an update to the payment rates of 6.4% (which is based on (i) a market basket increase of 3.0% plus (ii) a market basket forecast error adjustment of 3.6% and less (iii) a productivity adjustment of 0.2%), partially offset by the second phase of the recalibrated PDPM parity adjustment of 2.3%. These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates become effective on October 1, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2022 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
None.

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

SABRA HEALTH CARE REIT, INC.

Date: August 7, 2023	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: August 7, 2023	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)