Form 10-K
period 2023-12-31
Sabra Health Care REIT, Inc.
filed 2024-02-27
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34950

 SABRA HEALTH CARE REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-2560479
(State of Incorporation)	(I.R.S. Employer Identification No.)
1781 Flight Way
Tustin, CA 92782
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.7 billion
As of February 20, 2024, there were 231,476,751 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference in Part III herein.

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
•our tenants’, borrowers’ or operators’ failure to adhere to applicable privacy and data security laws;
•a material breach of our or our tenants’, borrowers’ or operators’ information technology;
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities, select behavioral health and addiction treatment centers, and acute care and other hospitals. The primary growth drivers of the nursing home and senior housing industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2023 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 10.1% between 2022 and 2035. Further, life expectancy is expected to increase to 85.6 years in 2060 from 79.7 years in 2017. In addition, the highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2022-2031 published by the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $194 billion in 2022 to approximately

$283 billion in 2031, representing a compounded annual growth rate of 4.3%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include addiction treatment centers and acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2022-2031, hospital care expenditures are projected to grow from approximately $1.3 trillion in 2022 to approximately $2.3 trillion in 2031, representing a compounded annual growth rate of 6.4%. According to the 2022 National Survey on Drug Use and Health, addiction and mental illness are ongoing public health crises in the U.S. with approximately 55 million people classified as needing substance abuse treatment but more than 75% not receiving such treatment and approximately 15 million people identified with serious mental illness but more than 30% not receiving treatment, including inpatient or outpatient mental health services, prescription medication for a mental health issue or virtual (i.e., telehealth) services. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
While the factors described above indicate projected growth for our industry, increases in interest rates, labor shortages, supply chain disruptions, high inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital. In addition, these factors, together with the impact of COVID-19, have resulted in decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results. It is difficult to predict the duration of the effects of these economic and market conditions and of COVID-19 on the industry.
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
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, memory care and select behavioral health and addiction treatment centers and hospitals. As of December 31, 2023, our investment portfolio consisted of 378 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. Of our 378 properties held for investment as of December 31, 2023, we owned fee title to 373 properties and title under ground leases for five properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2023:
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
Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2023 and exclude our unconsolidated joint ventures which consist of 16 facilities and 1,256 units (pro rata) (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	34	5	5	—	13	57	15.1%
California	24	—	2	3	1	30	7.9
Kentucky	24	1	—	2	1	28	7.4
Indiana	14	4	1	2	—	21	5.6
Oregon	15	1	3	—	—	19	5.0
North Carolina	13	—	2	—	—	15	4.0
Missouri	12	—	1	1	—	14	3.7
Washington	12	—	2	—	—	14	3.7
Massachusetts	12	—	—	—	—	12	3.2
New York	9	—	1	—	—	10	2.6
Other (29 states & Canada)	72	32	44	10	—	158	41.8

Total	241	43	61	18	15	378	100.0%

% of Total	63.7%	11.4%	16.1%	4.8%	4.0%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	57	4,325	470	736	—	325	5,856	15.5%
Kentucky	28	2,486	142	—	172	40	2,840	7.5
California	30	2,058	—	160	313	27	2,558	6.8
Indiana	21	1,651	545	169	138	—	2,503	6.6
Oregon	19	1,520	215	162	—	—	1,897	5.0
North Carolina	15	1,454	—	237	—	—	1,691	4.5
New York	10	1,566	—	107	—	—	1,673	4.4
Washington	14	1,309	—	165	—	—	1,474	3.9
Massachusetts	12	1,469	—	—	—	—	1,469	3.9
Virginia	10	894	60	186	—	—	1,140	3.0
Other (29 states & Canada)	162	8,037	2,041	4,119	536	—	14,733	38.9

Total	378	26,769	3,473	6,041	1,159	392	37,834	100.0%

% of Total		70.7%	9.2%	16.0%	3.1%	1.0%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	57	$347,245	$55,818	$173,043	$—	$187,387	$763,493	13.5%
California	30	435,612	—	59,434	217,764	7,743	720,553	12.8
Indiana	21	196,544	120,197	47,861	12,155	—	376,757	6.7
Oregon	19	261,316	33,002	54,214	—	—	348,532	6.2
New York	10	298,004	—	20,688	—	—	318,692	5.8
Kentucky	28	244,385	23,668	—	15,165	30,313	313,531	5.6
Washington	14	158,674	—	41,142	—	—	199,816	3.5
North Carolina	15	124,449	—	75,251	—	—	199,700	3.5
Arizona	5	—	10,348	39,656	121,757	—	171,761	3.0
Canada (2)	9	—	—	159,550	—	—	159,550	2.8
Other (30 states)	170	984,632	330,241	618,646	129,896	—	2,063,415	36.6

Total	378	$3,050,861	$573,274	$1,289,485	$496,737	$225,443	$5,635,800	100.0%

% of Total		54.1%	10.2%	22.9%	8.8%	4.0%	100.0%
(1)    Represents the undepreciated book value of our real estate held for investment as of December 31, 2023.
(2)    Investment balance in Canada is based on the exchange rate as of December 31, 2023 of 0.7546 per 1 CAD.

Loans Receivable and Other Investments
As of December 31, 2023 and 2022, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2023
Investment	Quantity as of December 31, 2023	Property Type	Principal Balance as of December 31, 2023 (1)	Book Value as of December 31, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2023
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$319,000	7.6%	7.6%	11/01/26 - 01/31/27
Other	12	Multiple	53,873	50,440	47,936	7.7%	7.4%	10/01/23 - 05/01/29
	14		372,873	369,440	366,936	7.7%	7.6%
Allowance for loan losses			—	(6,665)	(6,611)
			$372,873	$362,775	$360,325
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	57,681	57,849	51,071	11.0%	11.0%	N/A
Total	19		$430,554	$420,624	$411,396	8.1%	8.1%
(1)    Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2023, no tenant relationship represented 10% or more of our total revenues.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 378 properties held for investment as of December 31, 2023 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2023. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2023, the substantial majority of our real estate properties held for investment (excluding 61 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one year to 19 years, pursuant to which the tenants are responsible for all facility maintenance, code compliance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2023, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We, through our subsidiaries, retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2023, our real estate properties held for investment included 61 Senior Housing - Managed communities operated by 11 third-party property managers pursuant to property management agreements. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2023, we had approximately $946.9 million in liquidity, consisting of unrestricted cash and cash equivalents of $41.3 million and available borrowings under our Revolving Credit Facility (as defined below) of $905.6 million. The Credit Agreement (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. As of December 31, 2023, we had 63 relationships. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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

 Human Capital Matters
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chief Executive Officer, President and Chair of Sabra, has more than 40 years of experience in the acquisition, development and disposition of healthcare assets, including nine years at Sun Healthcare Group, Inc. Michael Costa, Chief Financial Officer, Secretary and Executive Vice President of Sabra, is a finance professional with more than 20 years of experience in commercial real estate finance and accounting. Talya Nevo-Hacohen, Chief Investment Officer, Treasurer and Executive Vice President of Sabra, is a real estate finance executive with more than 25 years of experience in real estate finance, acquisition and development, including three years of experience managing and implementing the capital markets strategy of an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
Teammates and Equal Opportunity
As of December 31, 2023, we employed 48 full-time employees (our teammates), including our executive officers, none of whom is subject to a collective bargaining agreement. As of December 31, 2023, women comprised 54% of our workforce and 67% of our management level/leadership roles. As of December 31, 2023, 31% of our teammates self-identified as being members of one or more ethnic minorities. We believe our ethnic diversity is higher than this reported percentage as another 15% of our teammates chose not to self-identify. We believe that a diverse workforce is essential to our continued success and gives us a competitive advantage. We take pride in having a diverse workforce in the real estate sector where women and minorities remain underrepresented. We sustain diversity by maintaining a fair, healthy and safe work environment. And we have established a culture that promotes engagement, inclusion, equity and diversity for all teammates.
We recognize that attracting and retaining talent at all levels is vital to our continued success. We ensure that all teammates receive competitive salaries and benefits, and we aim to attract professionals who will uphold our values of social and environmental stewardship. We promote a sustainable work-life balance and invest in our teammates’ well-being through high-quality benefits. We offer a hybrid work model and have strong IT support to enable our flexible working arrangements.
We have fostered a collaborative culture and workplace that motivate and drive engagement. It is important that teammates feel valued and are committed to achieving goals. We create value by providing the tools and support each teammate needs to be successful in their roles. We also encourage team activities that create a sense of belonging and emotional well-being, which we know positively impact retention and engagement. To evaluate an individual teammates’ level of engagement, our management team and human resources department conduct periodic check-in meetings. In addition, company-wide subject-driven surveys are used to gauge levels of engagement and satisfaction. Based on feedback and suggestions received, we thoughtfully implement changes that will have the highest impact on engagement.
To plan for the future, our performance management program proactively reviews our teammates’ evolving roles to address the current and future needs of our business. We invest in their development so that we have the right people with the right skills at the right time. The program provides leadership coaching for select management-level teammates with an external group of professionals and employs annual performance reviews that include self-assessments and 360-degree feedback. Our teammates’ development efforts are focused on aligning our talent strategy with our business strategy. We also connect our teammates with our accomplished board of directors through quarterly board of directors dinner events.
We support volunteerism and organize opportunities for our teammates as a group to volunteer within the community. Various company events, including life event celebrations, dinners and other social outings, are held regularly throughout the year, as well as an annual all-teammate retreat. We believe that all of these activities increase job satisfaction and support collaboration and team bonding.
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

Most of our tenants’ skilled nursing/transitional care, assisted living and mental health facilities are licensed under applicable state law. Most of our skilled nursing/transitional care facilities and mental health facilities are certified or approved as providers under the Medicare and Medicaid programs. Some of our assisted living facilities are certified or approved as providers under various state Medicaid and/or Medicaid waiver programs. Similarly, the operators of our specialty hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services and comply with state and local laws and regulations in order to receive Medicare and Medicaid reimbursement. State and local agencies survey all skilled nursing/transitional care facilities and some assisted living facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a facility or provider from participation in the Medicare and/or Medicaid/Medicaid waiver programs or licensure revocation. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.
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
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. Various healthcare reform measures became law upon the enactment of the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Tax Cuts and Jobs Act (the “2017 Tax Act”), which amends certain provisions of the Affordable Care Act. Future Presidential and Congressional elections in the U.S. could result in further changes. Amendments to, repeal of or legal challenges to the Affordable Care Act and regulatory changes could impose further limitations on government payments to our tenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7 for additional information.
As of December 31, 2023, our subsidiaries owned eight healthcare facilities (five senior housing communities and three skilled nursing/transitional care facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
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
Interest rates rose substantially in 2022 and 2023 and may continue to rise. Increases in interest rates could increase our interest costs for borrowings on our Revolving Credit Facility and any new debt we may incur. This increased cost could make the financing of any new investments more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could negatively impact the access to and cost of financing available to third parties interested in purchasing assets we may make available for sale, thereby decreasing the amount they are willing to pay for those assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
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
The COVID-19 pandemic has negatively impacted us and our operations. As a result of decreased occupancy and increased operating costs for our tenants and borrowers, our tenants’ and borrowers’ ability to meet their obligations as they come due, including their obligation to make full and timely rental payments and debt service payments, respectively, to us has been and may continue to be impacted. In some cases, we have had, and may in the future have, to restructure our tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. The operating results of our Senior Housing - Managed portfolio and our unconsolidated joint ventures have been and may continue to be impacted as well. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. We may experience these or other negative effects as the result of future pandemics or epidemics as well.

In addition, if there are significant disruptions to our business due to a future pandemic or epidemic, our credit ratings may be adversely impacted and we may breach covenants in our debt agreements and be unable to service our debt. Further, significant disruption could cause us to reduce or suspend our dividend.
The duration and extent of the effects of the COVID-19 pandemic, or a future pandemic or epidemic, on our operational and financial performance are uncertain and difficult to predict and we may experience adverse impacts to our business, financial condition, results of operations and prospects.
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
A failure by our tenants, borrowers or operators to adhere to applicable privacy and data security laws could harm our business.
The majority of our tenants, borrowers and operators are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information. Failure to comply with these requirements could have a materially adverse effect on our tenants, operators and borrowers and accordingly could have a materially adverse effect on our tenants’ and borrowers’ ability to meet their obligations to us and on our results of operations. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require our tenants, borrowers and operators to incur significant compliance costs. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant.
A material failure or breach of our or our tenants’, borrowers’ or operators’ information technology, could harm our business.
We and our tenants, borrowers and operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. While we and our tenants, borrowers and operators maintain various physical, cyber and data security controls, incidents or breaches resulting from technical failures, natural hazards, theft and unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems do occur and they may have a material impact on our business. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks over the past few years. Additionally, cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence and quantum computing. We have engaged a third-party cybersecurity firm who serves as our dedicated information technology (“IT”) team and helps us oversee, implement and manage our processes and controls to assess, identify and manage risks from cybersecurity threats. It is possible that our processes and controls will not detect or protect against all cybersecurity threats or incidents. In addition, any failure on the part of our outsourced IT team to effectively monitor and protect our information systems could make us more vulnerable to cybersecurity incidents. Although, to our knowledge, no cybersecurity incident has been material to our business to date, we have been, and expect to continue to be, subject to cybersecurity threats and attacks of varying degrees, and there can be no assurance that we will not experience a material incident. A data security incident or breach occurring at or involving us could have a material adverse impact on our company. A data security incident or breach occurring at or involving a tenant, borrower or operator could jeopardize the tenant’s or operators’ ability to fulfill its obligations to us and could adversely impact our financial position and results of operations.
Furthermore, we purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant, borrower and operator information, some of which may include individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of a cyber-attack. Security breaches (including physical or electronic break-ins, computer viruses, phishing attacks, computer denial-of-service attacks, worms, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by our teammates or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage) can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2023, we had outstanding indebtedness of $2.4 billion, which consisted of $1.8 billion of Senior Notes (as defined below), $543.2 million in Term Loans (as defined below), $94.4 million outstanding under our Revolving Credit Facility and aggregate secured indebtedness to third parties of $48.1 million on certain of our properties, and we had $905.6 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:
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
If cash available for distribution generated by our assets decreases due to dispositions or otherwise, we may be unable to make dividend distributions at expected levels. Our inability to make distributions commensurate with market expectations would likely result in a decrease in the market price of our common stock. Further, all distributions are made at the discretion of our board of directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements; (vi) maintenance of our REIT qualification; (vii) restrictions under Maryland law; and (viii) other factors as our board of directors may deem relevant from time to time.
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
Concerns over economic recession, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflicts between Russia and Ukraine and in the Middle East have led to disruption, instability and volatility in global markets and industries. Such conditions could impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the real estate collateral securing any indebtedness. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of real estate collateral securing any indebtedness could decrease below the outstanding principal amounts of such indebtedness, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. This could materially adversely affect our revenues, results of operations and financial condition.
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
The REIT distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.
To comply with the 90% taxable income distribution requirement applicable to REITs and to avoid the non-deductible excise tax, we must make distributions to our stockholders. The Senior Notes Indentures permit us to declare or pay any dividend or make any distribution that is necessary to maintain our REIT status if the aggregate principal amount of all outstanding Indebtedness of the Parent and its Restricted Subsidiaries on a consolidated basis at such time is less than 60% of Adjusted Total Assets (as each term is defined in the Senior Notes Indentures) and to make additional distributions if we pass certain other financial tests.
We are required under the Internal Revenue Code of 1986, as amended (the “Code”), to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain, and the Operating Partnership (as defined below) is required to make distributions to us to allow us to satisfy the REIT distribution requirement. However, distributions may limit our ability to rely upon rental payments from our properties or subsequently acquired properties to finance investments, acquisitions or new developments.
Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the REIT distribution requirement. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, which may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement.
In the event that such an insufficiency occurs, in order to meet the REIT distribution requirement and maintain our status as a REIT, we may have to sell assets at unfavorable prices, borrow at unfavorable terms, make taxable stock dividends, or pursue other strategies. This may require us to raise additional capital to meet our obligations. The terms of our Credit Agreement and the terms of the Senior Notes Indentures may restrict our ability to engage in some of these transactions. Additionally, in the event that we have to declare dividends in-kind in order to satisfy the REIT annual distribution requirement, a holder of our common stock will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.
We could fail to qualify as a REIT if income we receive is not treated as qualifying income, including as a result of one or more of the lease agreements we have entered into or assumed not being characterized as true leases for U.S. federal income tax purposes, which would subject us to U.S. federal income tax at corporate tax rates.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us may not be treated as qualifying rent for purposes of these requirements if the lease agreements we have entered into or assumed (as well as any other leases we enter into or assume) are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures, loans or some other type of arrangement. In the event that the lease agreements entered into with lessees are not characterized as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. In addition, with certain exceptions, rents received by us from a lessee will not be treated as qualifying rent for purposes of these requirements if we are treated, either directly or under the applicable attribution rules, as owning 10% or more of a lessee’s stock, capital or profits. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax on our taxable income at corporate tax rates, which would decrease the amount of cash available for distribution to holders of our common stock.

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
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service (“IRS”) would agree with our characterization of our properties or that we will always be able to satisfy the available safe harbors.
Our charter restricts the transfer and ownership of our stock.
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
Our bylaws provide that the Circuit Court for Baltimore City, Maryland or the United States District Court for the District of Maryland, Baltimore Division will be the sole and exclusive forum for substantially all disputes between our company and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our directors, officers or other teammates.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other teammate of our company to our company or to the stockholders of our company, (iii) any action asserting a claim against our company or any director or officer or other teammate of our company arising pursuant to any provision of Maryland law, our charter or our bylaws, or (iv) any action asserting a claim against our company or any director or officer or other teammate of our company that is governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act of 1933, or any other claim for which the federal courts have exclusive jurisdiction. This exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with our company or our directors, officers or other teammates, which may discourage lawsuits against our company and our directors, officers and other teammates. In addition, stockholders who do bring a claim in the Circuit Court for Baltimore City, Maryland could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Maryland. The Circuit Court for Baltimore City, Maryland may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to our company than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ charters and bylaws has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. To assess and identify material risks from cybersecurity threats, our enterprise risk management (“ERM”) program considers cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our cybersecurity policies, standards, processes and practices are fully integrated into Sabra’s ERM program and are evaluated annually against recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.
Our approach is focused on preserving the confidentiality, security and availability of our data and systems. We have implemented several cybersecurity processes, technologies and controls to aid in our efforts to assess, identify and manage such risks.
Risk Management and Strategy
Our cybersecurity program includes the following key elements:
•Continuous monitoring of our networks for any unusual activity by a dedicated, outsourced IT team.
•Regular review by senior management of monitoring and logging across predefined metrics to identify suspicious activity.
•Employment of technical safeguards including firewalls, switches and access controls, as well as full encryption of our server in transit and at rest, which is only accessible through our internal Virtual Private Network (VPN).
•Use of preventative security measures for cloud and network security and end-user protection, including Multi-Factor Authentication (MFA), Intrusion Detection System (IDS), Intrusion Prevention System (IPS) and Advanced Threat Protection (ATP) functionality to protect against viruses, malware, ransomware and phishing attempts.
•Review of applications from third-party service providers to ensure they meet the criteria of our security policies before implementation, and encryption of data that is transmitted over secured channels and ports from our application programming interfaces.
•Education and awareness for Sabra teammates through communication of security and technology policies via the employee handbook, phishing campaigns and annual training on protecting data, phishing threats, cyber trends and other security measures.
•Maintenance of cyber insurance and crime insurance policies for Sabra and requirements for certain of our tenants and operators to carry a specified dollar amount of cyber insurance coverage, including coverage for third parties.
•Careful monitoring of emerging cybersecurity trends and developments.
•Establishment and maintenance of a comprehensive incident response plan that guides our response to a cybersecurity incident based on established reporting categories and that is tested and evaluated on a periodic basis.
We periodically engage third parties to perform internal and external penetration testing. Additionally, our outsourced IT team conducts periodic internal vulnerability assessments. These tests and assessments of our information security control environment and operating effectiveness are performed with the intent of identifying areas for continued focus, improvement and/or compliance. The results are reported to our board of directors, and our cybersecurity policies, standards, processes and practices are adjusted as necessary based on the information provided by these audits, testing and assessments.
To date, cybersecurity incidents have not materially affected and are not reasonably likely to materially affect our Company. However, because cybersecurity incidents are sometimes difficult to detect and can remain disguised for an extended period of time or until a triggering event has occurred, we can give no assurance that we have detected all cybersecurity incidents. We describe how risks from such incidents may affect us, including our business, financial condition and results of operations in “Regulatory Risks” in Item 1A, “Risk Factors.”
Governance
Our board of directors, through direction of the Audit Committee, oversees our ERM process, including the management of risks arising from cybersecurity threats. At least annually, our board of directors receives a report on cybersecurity risks which addresses topics including current and emerging threat risks and our ability to mitigate such risks, recent developments, evolving standards, vulnerability assessments and third-party reviews.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer and Chief Financial Officer in conjunction with our dedicated, outsourced IT team led by our virtual Chief Information Officer who brings over 10 years of experience serving in various roles under information technology and holds a degree in computer science. These members of management are responsible for the operation of our incident response plan and, through ongoing communication with our IT team, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Prompt and timely information regarding any cybersecurity incident that meets established reporting category designation criteria is reported to the applicable parties as identified in our incident response plan. As discussed above, these members of management provide a report on cybersecurity risks at least annually and report incidents when appropriate to the board of directors.

ITEM 2. PROPERTIES
As of December 31, 2023, our investment portfolio consisted of 378 real estate properties held for investment (consisting of (i) 241 skilled nursing/transitional care facilities, (ii) 43 Senior Housing - Leased communities, (iii) 61 Senior Housing - Managed communities, (iv) 18 behavioral health facilities and (v) 15 specialty hospitals and other facilities), 14 investments in loans receivable (consisting of two mortgage loans and 12 other loans), five preferred equity investments and two investments in unconsolidated joint ventures. As of December 31, 2023, our real estate properties held for investment included 37,834 beds/units, spread across the U.S. and Canada. As of December 31, 2023, the substantial majority of our real estate properties (excluding 61 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one year to 19 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2023, adjusted to reflect actual payments received related to the twelve months ended December 31, 2023 for leases no longer accounted for on an accrual basis, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing / Transitional Care	Senior Housing - Leased	Behavioral Health	Specialty Hospitals and Other	Total Annualized Revenues	% of Total
2024	$6,276	$—	$—	$—	$6,276	1.8%
2025	6,311	2,515	—	1,495	10,321	2.9%
2026	16,834	1,242	—	—	18,076	5.1%
2027	24,308	4,237	—	—	28,545	8.1%
2028	20,964	6,205	—	3,490	30,659	8.7%
2029	47,705	4,907	—	6,138	58,750	16.7%
2030	—	—	—	3,158	3,158	0.9%
2031	68,811	5,601	1,558	—	75,970	21.5%
2032	5,785	1,667	32,821	3,749	44,022	12.5%
2033	—	3,015	5,311	—	8,326	2.4%
Thereafter	52,121	12,472	3,071	746	68,410	19.4%

Total Annualized Revenues	$249,115	$41,861	$42,761	$18,776	$352,513	100.0%
We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Investments” in Part I, Item 1.

Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2023	2022	2021	2020	2019 (2)
Skilled Nursing/Transitional Care	76.4%	73.5%	71.4%	77.3%	82.1%
Senior Housing - Leased	90.0%	84.4%	78.1%	83.1%	87.0%
Behavioral Health	81.1%	84.0%	84.2%	83.5%	83.5%
Specialty Hospitals and Other	79.4%	77.4%	80.6%	76.5%	71.5%
Senior Housing - Managed	81.6%	82.1%	79.4%	80.0%	87.7%
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
Secured Indebtedness
As of each of December 31, 2023 and 2022, eight of our properties held for investment were subject to secured indebtedness to third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2023 and 2022, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2023	2022	2023	2022	Maturity Date
Fixed Rate	$48,143	$50,123	3.34%	3.33%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million and $0.9 million as of December 31, 2023 and 2022, respectively.
(2)    Weighted average effective interest rate includes private mortgage insurance.
Corporate Office
We are headquartered and have our corporate office in Tustin, California. We lease our corporate office from an unaffiliated third party.

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
At February 20, 2024, we had approximately 4,044 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2023 or issue any shares of our common stock in a transaction that was not registered under the Securities Act of 1933.
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
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock per share:

	Year Ended December 31,
Common Stock	2023	2022	2021
Non-qualified ordinary dividends	$0.6837	$0.8742	$0.6250
Non-dividend distributions	0.5163	0.3258	0.5750
	$1.2000	$1.2000	$1.2000

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2023.
The graph below assumes that $100 was invested at the close of market on December 31, 2018 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nareit Health Care Property Sector Total Return Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$280.00
$230.00
$180.00
$130.00
$80.00
$30.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
SBRA
NAREIT Healthcare
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
We regularly monitor the effects of economic and market conditions on our operations and financial position, as well as on the operations and financial position of our tenants and borrowers, in order to respond and adapt to the ongoing changes in our operating environment. See Part I, Item 1A, “Risk Factors” for additional discussion of these risks, as well as the uncertainties we and our tenants and borrowers may face as a result.

Investment in Unconsolidated Joint Venture
During the year ended December 31, 2023, our joint venture with Marlin Spring (the “Marlin Spring Joint Venture”) completed the acquisition of one additional senior housing community with a gross investment of CAD $30.0 million, excluding acquisition costs. In addition, the Marlin Spring Joint Venture assumed and financed an aggregate CAD $23.6 million of debt associated with the additional acquisition. Our equity investment in the additional acquisition was CAD $6.1 million. See Note 4, “Investment in Real Estate Properties—Investment in Unconsolidated Joint Ventures,” in the Notes to Consolidated Financial Statements for additional information regarding this investment.
Acquisitions
During the year ended December 31, 2023, we acquired two skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community for aggregate consideration of $90.4 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions,” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2023, we completed the sale of 25 skilled nursing/transitional care facilities (including one leased to a tenant under a sales-type lease) and four senior housing communities for aggregate consideration, net of closing costs, of $281.2 million. The net carrying value of the assets and liabilities of these facilities was $357.8 million, which resulted in an aggregate $76.6 million net loss on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio.
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
Investment in Unconsolidated Joint Ventures
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, our share of the investee’s earnings or losses is included in our consolidated statements of income (loss). The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between our cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of earnings of the joint venture. In addition, distributions received from unconsolidated entities are classified based on the nature of the activity or activities that generated the distribution.
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
Loans Receivable and Credit Losses
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
On a quarterly basis, we evaluate the collectability of our interest income receivable and establish a reserve for amounts not expected to be collected. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of income (loss) and is decreased by charge-offs to specific receivables.
Credit Losses
On a quarterly basis, we evaluate the collectability of our loan portfolio, including the portion of unfunded loan commitments expected to be funded, and establish an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of income (loss) and is decreased by charge-offs to specific loans.
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
Results of Operations
As of December 31, 2023, our investment portfolio consisted of 378 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. As of December 31, 2022, our investment portfolio consisted of 402 real estate properties held for investment, one investment in a sales-type lease, 12 investments in loans receivable, seven preferred equity investments and three investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
A discussion of our results of operations for the year ended December 31, 2021 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2022 and 2021” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2023	2022
Revenues:
Rental and related revenues	$376,266	$400,586	$(24,320)	(6)%	$(17,315)	$(7,005)
Resident fees and services	236,153	186,672	49,481	27%	19,352	30,129
Interest and other income	35,095	37,553	(2,458)	(7)%	(3,508)	1,050
Expenses:
Depreciation and amortization	183,087	187,782	(4,695)	(3)%	(6,647)	1,952
Interest	112,964	105,471	7,493	7%	—	7,493
Triple-net portfolio operating expenses	17,932	19,623	(1,691)	(9)%	(1,220)	(471)
Senior housing - managed portfolio operating expenses	177,313	142,990	34,323	24%	11,266	23,057
General and administrative	47,472	39,574	7,898	20%	—	7,898
Provision for loan losses and other reserves	191	141	50	35%	232	(182)
Impairment of real estate	14,332	94,042	(79,710)	(85)%	(86,978)	7,268
Other (expense) income:
Loss on extinguishment of debt	(1,541)	(411)	(1,130)	275%	—	(1,130)
Other income (expense)	2,598	(1,097)	3,695	(337)%	—	3,695
Net loss on sales of real estate	(76,625)	(12,011)	(64,614)	538%	(64,614)	—
Loss from unconsolidated joint ventures	(2,897)	(98,032)	95,135	(97)%	95,135	—
Income tax expense	(2,002)	(1,242)	(760)	61%	—	(760)
(1)    Represents the dollar amount increase (decrease) for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of investments/dispositions made after January 1, 2022.
(2)    Represents the dollar amount increase (decrease) for the year ended December 31, 2023 compared to the year ended December 31, 2022 that is not a direct result of investments/dispositions made after January 1, 2022.
Rental and Related Revenues
During the year ended December 31, 2023, we recognized $376.3 million of rental income compared to $400.6 million for the year ended December 31, 2022. The $24.3 million net decrease in rental income is related to (i) a $19.5 million decrease from properties disposed of after January 1, 2022, (ii) a $10.1 million decrease from properties that were transitioned to new operators, (iii) a $7.9 million decrease in earned cash rents and operating expense recoveries related to leases that are no longer accounted for on an accrual basis, (iv) a $7.4 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into in 2017 and (v) a $1.3 million decrease from facilities transitioned from triple-net lease to Senior Housing - Managed communities. These decreases are partially offset by (i) a $15.6 million decrease in straight-line rental income receivable write-offs primarily due to the termination of the North American leases in 2022, (ii) a $3.5 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index, (iii) a $2.2 million increase from properties acquired after January 1, 2022 and (iv) a $1.1 million increase due to incremental revenue related to capital expenditures.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2023 and 2022.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.

Resident Fees and Services
During the year ended December 31, 2023, we recognized $236.2 million of resident fees and services compared to $186.7 million for the year ended December 31, 2022. The $49.5 million increase is due to (i) a $23.6 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2022, (ii) a $20.9 million increase from four Senior Housing - Managed communities acquired after January 1, 2022 and (iii) a $10.3 million increase related to increased occupancy and an increase in rates. These increases are partially offset by a $3.8 million decrease related to one community that was closed due to a fire and a $1.5 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2022.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the year ended December 31, 2023, we recognized $35.1 million of interest and other income compared to $37.6 million for the year ended December 31, 2022. The net decrease of $2.5 million is due to a $4.0 million decrease in income from investments repaid after January 1, 2022 and $2.5 million lease termination payments primarily related to one skilled nursing/transitional care facility that sold in 2022, partially offset by (i) a $2.8 million increase from investments made after January 1, 2022, (ii) a $0.6 million increase due to increased fundings for existing investments and (iii) a $0.6 million increase in bank interest income.
Depreciation and Amortization
During the year ended December 31, 2023, we incurred $183.1 million of depreciation and amortization expense compared to $187.8 million for the year ended December 31, 2022. The $4.7 million net decrease is due to a $12.9 million decrease from properties disposed of after January 1, 2022 and an $8.8 million decrease due to assets that have been fully depreciated. The decreases are offset by (i) a $7.7 million increase due to accelerating the remaining useful life of a facility that was demolished, (ii) a $6.3 million increase from properties acquired after January 1, 2022 and (iii) a $3.0 million increase from additions to real estate.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2023, we incurred $113.0 million of interest expense compared to $105.5 million for the year ended December 31, 2022. The $7.5 million net increase is primarily related to borrowings outstanding under the Credit Agreement and an increase in interest rates.
Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2023, we recognized $17.9 million of triple-net portfolio operating expenses compared to $19.6 million for the year ended December 31, 2022. The $1.7 million net decrease is related to a $1.2 million decrease due to properties disposed of after January 1, 2022, a $0.8 million net decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and the remaining change is due to adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2023, we recognized $177.3 million of Senior Housing - Managed portfolio operating expenses compared to $143.0 million for the year ended December 31, 2022. The $34.3 million net increase is due to (i) a $22.3 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2022, (ii) a $12.9 million increase related to four Senior Housing - Managed communities acquired after January 1, 2022, (iii) a $1.5 million increase in employee compensation primarily due to increased labor rates and staffing and (iv) a $0.6 million increase in dining expenses primarily due to increased occupancy. These increases are partially offset by a $2.2 million decrease in operating expenses related to one community that was closed due to a fire and a $1.7 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2022.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the year ended December 31, 2023, general and administrative expenses were $47.5 million compared to $39.6 million during the year ended December 31, 2022. The $7.9 million net increase is related to (i) a $6.7 million increase in compensation, including a $0.5 increase in stock-based compensation, for our teammates as a result of changes in performance-based payout assumptions on management compensation, increased staffing and annual salary adjustments, (ii) a $0.7 million increase in insurance premiums and (iii) a $0.4 million increase in conference and travel expenses primarily related to the 2023 Sabra operator conference.
Provision for Loan Losses and Other Reserves
During the years ended December 31, 2023 and 2022, we recognized a $0.2 million and $0.1 million provision for loan losses and other reserves, respectively, associated with our loans receivable investments and sales-type lease that was terminated in March 2023.
Impairment of Real Estate
During the year ended December 31, 2023, we recognized $14.3 million of impairment of real estate related to three skilled nursing/transitional care facilities that have either sold or are closed. During the year ended December 31, 2022, we recognized $94.0 million of impairment of real estate related to ten skilled nursing/transitional care facilities that have sold.
Loss on Extinguishment of Debt
During the year ended December 31, 2023, we recognized a $1.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the fifth amended and restated unsecured credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC and the other parties thereto on September 9, 2019 (“Prior Credit Agreement”). During the year ended December 31, 2022, we recognized a $0.4 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay downs of the U.S. dollar term loan (“Prior Term Loan”) under our Prior Credit Agreement.
Other Income (Expense)
During the year ended December 31, 2023, we recognized $2.6 million of other income related to (i) a $3.7 million gain on insurance proceeds received related to property damage incurred at a vacant facility, (ii) $0.5 million of business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire and (iii) $0.3 million of income related to the sale of licensed beds. This income is partially offset by $1.5 million of transition-related expenses related to the transition of 14 Senior Housing - Managed communities to new operators in 2023. During the year ended December 31, 2022, we recognized $1.1 million of other expense consisting of a $2.2 million foreign currency transaction loss related to our Canadian borrowings, partially offset by $1.1 million of other income related to settlement payments received related to legacy Care Capital Properties investments.
Net Loss on Sales of Real Estate
During the year ended December 31, 2023, we recognized an aggregate net loss of $76.6 million related to the disposition of 24 skilled nursing/transitional care facilities, three Senior Housing - Leased communities and one Senior Housing - Managed community. During the year ended December 31, 2022, we recognized an aggregate net loss of $12.0 million related to the disposition of 13 skilled nursing/transition care facilities and five Senior Housing - Leased communities.
Loss from Unconsolidated Joint Ventures
During the year ended December 31, 2023, we recognized $2.9 million of loss, including $8.7 million of depreciation expense and $3.9 million of interest expense, related to 16 senior housing communities acquired by two joint ventures after January 1, 2022.
During the year ended December 31, 2022, we recognized $98.0 million of loss primarily from our joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”), including a $57.8 million other-than-temporary impairment recorded during the year ended December 31, 2022 (see Note 4, “Investment in Real Estate Properties” in the Notes to Consolidated Financial Statements for additional information regarding the impairment). Effective January 1, 2023, we discontinued applying the equity method of accounting to the Enlivant Joint Venture and no loss was recognized during the year ended December 31, 2023. Effective May 1, 2023, we withdrew and resigned our membership in the Enlivant Joint Venture and accordingly, no longer have an equity interest in the Enlivant Joint Venture as of such date. We have not guaranteed any obligations of and are not required to provide any support to the Enlivant Joint Venture.
Income Tax Expense
During the year ended December 31, 2023, we recognized $2.0 million of income tax expense compared to $1.2 million for the year ended December 31, 2022. The $0.8 million increase is due to higher taxable income.

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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2023, 2022 and 2021, to net income (loss), the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$13,756	$(77,605)	$(113,256)
Depreciation and amortization of real estate assets	183,087	187,782	178,991
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	8,697	22,095	26,129
Net loss (gain) on sales of real estate	76,625	12,011	(12,301)
Net (gain) loss on sales of real estate related to unconsolidated joint ventures	—	(220)	33
Impairment of real estate	14,332	94,042	9,499
Other-than-temporary impairment of unconsolidated joint ventures	—	57,778	164,126

FFO	296,497	295,883	253,221

Stock-based compensation expense	7,917	7,453	7,914
Non-cash rental and related revenues	(8,699)	2,183	25,823
Non-cash interest income	(372)	(2,285)	(1,988)
Non-cash interest expense	12,265	11,094	8,368
Non-cash portion of loss on extinguishment of debt	1,541	411	4,426
Provision for loan losses and other reserves	191	141	3,935
Deferred tax valuation allowance related to unconsolidated joint ventures	—	19,613	—
Other adjustments related to unconsolidated joint ventures	502	(5,155)	(5,051)
Other non-cash adjustments	365	2,474	492

AFFO	$310,207	$331,812	$297,140

FFO per diluted common share	$1.27	$1.28	$1.15

AFFO per diluted common share	$1.33	$1.43	$1.35

Weighted average number of common shares outstanding, diluted:
FFO	232,792,778	231,851,542	220,102,563

AFFO	233,883,279	232,784,543	220,526,512

The following table sets forth additional information related to certain other items included in net income (loss) above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	Net Income (Loss)			FFO			AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs / lease intangible amortization acceleration	$2.5	$16.7	$44.0	$2.5	$16.7	$44.0	$—	$—	$—
Interest and other income:
Lease termination income	—	2.5	—	—	2.5	—	—	2.5	—
Provision for loan losses and other reserves	0.2	0.1	3.9	0.2	0.1	3.9	—	—	—
Loss on extinguishment of debt	1.5	0.4	34.6	1.5	0.4	34.6	—	—	30.2
Other income (expense):
Insurance income	4.2	—	—	4.2	—	—	4.2	—	—
Other (expense) income	(1.6)	(1.1)	0.4	(1.6)	(1.1)	0.4	(1.6)	1.2	0.4

Liquidity and Capital Resources
As of December 31, 2023, we had approximately $946.9 million in liquidity, consisting of unrestricted cash and cash equivalents of $41.3 million and available borrowings under our Revolving Credit Facility of $905.6 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
During the year ended December 31, 2023, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program. As of December 31, 2023, we had $500.0 million available under the ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $300.6 million for the year ended December 31, 2023. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $103.1 million and included $247.6 million of net proceeds from the sales of real estate, $25.5 million of net proceeds from the sale of a facility under a sales-type lease, $9.3 million in repayments of loans receivable, $5.8 million in insurance proceeds, $5.5 million in repayments of preferred equity investments and $0.5 million of distributions in excess of earnings from an unconsolidated joint venture, partially offset by $84.9 million used for additions to real estate, $78.5 million used for the acquisition of four facilities, $11.4 million used to provide funding for loans receivable, $11.0 million used to provide funding for preferred equity investments and $5.2 million used for the investment in an unconsolidated joint venture.
Cash Flows from Financing Activities
During the year ended December 31, 2023, net cash used in financing activities was $410.3 million and included $277.4 million of dividends paid to stockholders, $104.3 million of net repayments of our Revolving Credit Facility, $18.1 million of payments of deferred financing costs related to the Credit Agreement, $17.9 million of payments of contingent consideration,

$2.7 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program and $2.0 million of principal repayments on secured debt, partially offset by $12.2 million of proceeds from Term Loans.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of December 31, 2023 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $4.3 million and deferred financing costs, net of $10.5 million as of December 31, 2023.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2023, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2023, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of December 31, 2023, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$48,143	2.85%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of December 31, 2023.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of December 31, 2023, applicable interest rates in effect as of December 31, 2023, and including the impact of interest rate swaps and collars are $102.2 million in 2024, $103.5 million in 2025, $103.5 million in 2026, $66.1 million in 2027, $40.6 million in 2028 and $100.9 million thereafter.

Capital Expenditures and Other Expenditures and Funding Commitments. For the years ended December 31, 2023 and 2022 and 2021, our aggregate capital expenditures were $84.9 million, $54.5 million and $42.7 million, respectively. As of December 31, 2023, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $27 million, of which $20 million will directly result in incremental rental income, and approximately $16 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of December 31, 2023, we have committed to provide up to $0.5 million of future funding related to one loan receivable investment.
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
We paid dividends of $277.4 million on our common stock during the year ended December 31, 2023. On February 1, 2024, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 29, 2024 to common stockholders of record as of February 13, 2024.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2023 and 2022 and aggregate summarized statement of loss information for the year ended December 31, 2023 is as follows (in thousands):

	As of December 31,
	2023	2022
Total assets	$72,730	$74,063
Total liabilities	2,272,119	2,275,511

	Year Ended December 31, 2023
Total revenues	$730
Total expenses	137,422
Net loss	(139,639)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 378 real estate properties held for investment as of December 31, 2023 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2023, no tenant relationship represented 10% or more of our total revenues.

Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2023, 42.0% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
Interest rate risk. As of December 31, 2023, our indebtedness included $1.8 billion aggregate principal amount of Senior Notes outstanding, $543.2 million in Term Loans, $94.4 million outstanding under the Revolving Credit Facility and $48.1 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2023, we had $637.6 million of outstanding variable rate indebtedness and $905.6 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of December 31, 2023, we had interest rate swaps that fix and interest rate collars that set a cap and floor for the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under the U.S. dollar Term Loan at a weighted average rate of 2.69% and interest rate swaps that fix the Canadian Dollar Offered Rate (“CDOR”) portion of the interest rate for CAD $150.0 million of CDOR-based borrowings under the Canadian dollar Term Loan at 1.63%.
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
Assuming a 100 basis point increase or decrease in the index underlying our variable rate debt, and after giving effect to the impact of interest rate derivative instruments, interest expense would increase or decrease by $0.9 million, for the twelve months following December 31, 2023.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $194.3 million as of December 31, 2023 and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2023, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2023, our cash flows would have decreased or increased, as applicable, by $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors and teammates, including our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found in the Investors—Corporate Governance section of our website at www.sabrahealth.com. Waivers from, and amendments to, our Code of Conduct and Ethics that apply to our directors, executive officers or persons performing similar functions will be timely posted in the Investors—Corporate Governance section of our website at www.sabrahealth.com to the extent required by applicable rules of the Securities and Exchange Commission or the Nasdaq Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.
(2)    Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-39	through	F-55	of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2023
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2023
All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
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

3.2	Amended and Restated Bylaws of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on December 16, 2022).

4.1	Description of Sabra Health Care REIT, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 21, 2023).

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

10.8.3+
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

10.9+*	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective March 21, 2023.

10.10
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

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Sabra Health Care REIT, Inc. Incentive Compensation Recoupment Policy, effective September 20, 2023.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY
    None.

F-55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter
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

Impairment Assessments of Real Estate Investments
As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company’s real estate investments net carrying value was $4.6 billion as of December 31, 2023. Management regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. The undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and recent sales data for comparable properties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.
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
February 27, 2024

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2023	2022
Assets
Real estate investments, net of accumulated depreciation of $1,021,086 and $913,345 as of December 31, 2023 and 2022, respectively	$4,617,261	$4,959,343
Loans receivable and other investments, net	420,624	411,396
Investment in unconsolidated joint ventures	136,843	134,962
Cash and cash equivalents	41,285	49,308
Restricted cash	5,434	4,624
Lease intangible assets, net	30,897	40,131
Accounts receivable, prepaid expenses and other assets, net	133,806	147,908
Total assets	$5,386,150	$5,747,672

Liabilities
Secured debt, net	$47,301	$49,232
Revolving credit facility	94,429	196,982
Term loans, net	537,120	526,129
Senior unsecured notes, net	1,735,253	1,734,431
Accounts payable and accrued liabilities	136,981	142,259
Lease intangible liabilities, net	32,532	42,244
Total liabilities	2,583,616	2,691,277

Commitments and contingencies (Note 15)

Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 231,266,020 and 231,009,295 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,313	2,310
Additional paid-in capital	4,494,755	4,486,967
Cumulative distributions in excess of net income	(1,718,279)	(1,451,945)
Accumulated other comprehensive income	23,745	19,063
Total equity	2,802,534	3,056,395
Total liabilities and equity	$5,386,150	$5,747,672
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental and related revenues (Note 4)	$376,266	$400,586	$396,716
Resident fees and services	236,153	186,672	155,512
Interest and other income	35,095	37,553	17,317

Total revenues	647,514	624,811	569,545

Expenses:
Depreciation and amortization	183,087	187,782	178,991
Interest	112,964	105,471	98,632
Triple-net portfolio operating expenses	17,932	19,623	20,221
Senior housing - managed portfolio operating expenses	177,313	142,990	120,980
General and administrative	47,472	39,574	34,669
Provision for loan losses and other reserves	191	141	3,935
Impairment of real estate	14,332	94,042	9,499

Total expenses	553,291	589,623	466,927

Other (expense) income:
Loss on extinguishment of debt	(1,541)	(411)	(34,622)
Other income (expense)	2,598	(1,097)	373
Net (loss) gain on sales of real estate	(76,625)	(12,011)	12,301

Total other expense	(75,568)	(13,519)	(21,948)

Income before loss from unconsolidated joint ventures and income tax expense	18,655	21,669	80,670

Loss from unconsolidated joint ventures	(2,897)	(98,032)	(192,081)
Income tax expense	(2,002)	(1,242)	(1,845)

Net income (loss)	$13,756	$(77,605)	$(113,256)

Net income (loss), per:

Basic common share	$0.06	$(0.34)	$(0.52)

Diluted common share	$0.06	$(0.34)	$(0.52)

Weighted average number of common shares outstanding, basic	231,203,391	230,947,895	219,073,027

Weighted average number of common shares outstanding, diluted	232,792,778	230,947,895	219,073,027
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except footnote data)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$13,756	$(77,605)	$(113,256)
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(205)	3,141	(142)
Unrealized gain on cash flow hedges (1)	4,887	25,943	30,032

Total other comprehensive income	4,682	29,084	29,890

Comprehensive income (loss)	$18,438	$(48,521)	$(83,366)
(1)    Amounts are net of income tax benefit of $17,000 and $0.1 million for the years ended December 31, 2022 and 2021, respectively. No such income tax benefit was recognized during the year ended December 31, 2023.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2020	210,560,815	$2,106	$4,163,228	$(716,195)	$(39,911)	$3,409,228
Net loss	—	—	—	(113,256)	—	(113,256)
Other comprehensive income	—	—	—	—	29,890	29,890
Amortization of stock-based compensation	—	—	10,748	—	—	10,748
Common stock issuance, net	19,837,840	198	308,475	—	—	308,673
Common dividends ($1.20 per share)	—	—	—	(265,753)	—	(265,753)
Balance, December 31, 2021	230,398,655	2,304	4,482,451	(1,095,204)	(10,021)	3,379,530

Net loss	—	—	—	(77,605)	—	(77,605)
Other comprehensive income	—	—	—	—	29,084	29,084
Amortization of stock-based compensation	—	—	9,433	—	—	9,433
Common stock issuance, net	610,640	6	(4,917)	—	—	(4,911)
Common dividends ($1.20 per share)	—	—	—	(279,136)	—	(279,136)
Balance, December 31, 2022	231,009,295	2,310	4,486,967	(1,451,945)	19,063	3,056,395

Net income	—	—	—	13,756	—	13,756
Other comprehensive income	—	—	—	—	4,682	4,682
Amortization of stock-based compensation	—	—	10,559	—	—	10,559
Common stock issuance, net	256,725	3	(2,771)	—	—	(2,768)
Common dividends ($1.20 per share)	—	—	—	(280,090)	—	(280,090)
Balance, December 31, 2023	231,266,020	$2,313	$4,494,755	$(1,718,279)	$23,745	$2,802,534
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$13,756	$(77,605)	$(113,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,087	187,782	178,991
Non-cash rental and related revenues	(8,699)	2,183	25,823
Non-cash interest income	(372)	(2,285)	(1,988)
Non-cash interest expense	12,265	11,094	8,368
Stock-based compensation expense	7,917	7,453	7,914
Loss on extinguishment of debt	1,541	411	34,622
Provision for loan losses and other reserves	191	141	3,935
Net loss (gain) on sales of real estate	76,625	12,011	(12,301)
Impairment of real estate	14,332	94,042	9,499
Other-than-temporary impairment of unconsolidated joint ventures	—	57,778	164,126
Loss from unconsolidated joint ventures	2,897	40,254	27,955
Distributions of earnings from unconsolidated joint ventures	3,469	—	—
Other non-cash items	(3,704)	2,167	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(11,078)	(6,443)	8,223
Accounts payable and accrued liabilities	8,344	(13,250)	14,479
Net cash provided by operating activities	300,571	315,733	356,390
Cash flows from investing activities:
Acquisition of real estate	(78,530)	(92,204)	(99,448)
Origination and fundings of loans receivable	(11,418)	(23,812)	(290,000)
Origination and fundings of preferred equity investments	(11,023)	(8,021)	(9,061)
Additions to real estate	(84,855)	(54,473)	(42,651)
Escrow deposits for potential investments	—	(780)	—
Repayments of loans receivable	9,274	5,272	2,949
Repayments of preferred equity investments	5,460	5,376	1,292
Investment in unconsolidated joint ventures	(5,235)	(142,910)	—
Net proceeds from the sales of real estate	247,622	87,304	100,723
Deposits for potential sale of real estate	—	8,000	—
Net proceeds from sales-type lease	25,490	—	—
Insurance proceeds	5,801	—	—
Distributions in excess of earnings from unconsolidated joint ventures	544	—	—
Net cash provided by (used in) investing activities	103,130	(216,248)	(336,196)
Cash flows from financing activities:
Net (repayments of) borrowings from revolving credit facility	(104,338)	204,046	—
Proceeds from term loans	12,188	—	—
Proceeds from issuance of senior unsecured notes	—	—	791,520
Principal payments on senior unsecured notes	—	—	(300,000)
Principal payments on term loans	—	(63,750)	(455,000)
Principal payments on secured debt	(1,979)	(17,516)	(12,661)
Payments of deferred financing costs	(18,142)	(20)	(9,317)
Payments related to extinguishment of debt	—	—	(30,196)
Payment of contingent consideration	(17,900)	(2,500)	—
Issuance of common stock, net	(2,682)	(4,810)	308,713
Dividends paid on common stock	(277,447)	(277,157)	(262,919)
Net cash (used in) provided by financing activities	(410,300)	(161,707)	30,140
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,599)	(62,222)	50,334
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(614)	268	29
Cash, cash equivalents and restricted cash, beginning of period	53,932	115,886	65,523
Cash, cash equivalents and restricted cash, end of period	$46,719	$53,932	$115,886
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$102,409	$97,723	$85,464
Income taxes paid	$1,670	$1,657	$1,839
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$4,644	$14,311	$—
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2023, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2023 and 2022, none of the Company’s investments in loans were accounted for as real estate joint ventures.

As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2023, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term of any property subject to a ground lease. Tenant improvements are capitalized and amortized on a straight-line basis over the lesser of the expected useful life of the asset and the remaining lease term. Depreciation is discontinued when a property is identified as held for sale. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation of real estate assets and amortization of tenant origination and absorption costs and tenant relationship lease intangibles are included in depreciation and amortization on the accompanying consolidated statements of income (loss). Amortization of above and below market lease intangibles is included in rental income on the accompanying consolidated statements of income (loss). The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements, 15 to 20 years; buildings and building improvements, five to 45 years; and furniture and equipment, three to 10 years. Intangibles are generally amortized over the remaining noncancellable lease terms, with tenant relationship intangible amortization periods including extension periods.
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
Government Grants
By analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, government assistance provided to the Company in the form of an income grant, which is not related to long-lived assets and is not required to be repaid, is recognized as grant income when there is reasonable assurance that the grant will be received and the Company will comply with any conditions associated with the grant. Additionally, grants are recognized over the periods in which the Company recognizes the qualifying expenses and/or lost income for which the grants are intended to compensate. As of December 31, 2023, 2022 and 2021, the amount of qualifying expenditures exceeded amounts recognized under The Coronavirus Aid Relief and Economic Security Act and other programs, and the Company had complied with all grant conditions. Accordingly, during the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.1 million, $0.1 million and $0.5 million, respectively, of grants in resident fees and services, and during the year ended December 31, 2022, the Company recognized $3.6 million of grants in loss from unconsolidated joint ventures in the accompanying consolidated statements of income (loss).
Casualty Gains and Losses
Income resulting from insurance recoveries of property damage or business interruption losses is recognized when proceeds are received or contingencies related to the insurance recoveries are resolved.
A vacant facility owned by the Company suffered damages as a result of vandalism and theft. The Company received $6.2 million of insurance proceeds and recorded a $3.7 million gain related to the property damage during the year ended December 31, 2023 which is included in other income (expense) on the accompanying consolidated statements of income (loss).

A fire occurred at one of the Company’s Senior Housing - Managed communities. The Company received $1.1 million of insurance proceeds and recorded $0.5 million of business interruption insurance income during the year ended December 31, 2023 which is included in other income (expense) on the accompanying consolidated statements of income (loss). The remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income (loss).
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2023 and 2022, the Company did not have any assets held for sale.
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
Investment in Unconsolidated Joint Ventures
The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated statements of income (loss). The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between the Company’s cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture. In addition, distributions received from unconsolidated entities are classified based on the nature of the activity or activities that generated the distribution.
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
Loans Receivable and Credit Losses
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
On a quarterly basis, the Company evaluates the collectability of its interest income receivable and establishes a reserve for amounts not expected to be collected. The Company’s evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of income (loss) and is decreased by charge-offs to specific receivables.
Credit Losses
On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including the portion of unfunded loan commitments expected to be funded, and establishes an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of income (loss) and is decreased by charge-offs to specific loans.
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

The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2023. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2023 and 2022, restricted cash totaled $5.4 million and $4.6 million, respectively, and restricted cash obligations totaled $1.4 million and $3.9 million, respectively.
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of December 31, 2023 and 2022, the Company had $11.6 million and $8.5 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $12.5 million and $9.2 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
During the years ended December 31, 2023, 2022 and 2021, the Company incurred lease expense of $1.4 million, $1.2 million and $1.2 million, respectively. As of December 31, 2023, the weighted average remaining lease term and discount rate were 17 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

2024	$1,310
2025	1,802
2026	1,324
2027	1,347
2028	1,330
Thereafter	18,104
Undiscounted minimum lease payments included in the lease liability	25,217
Less: imputed interest	(12,729)
Present value of lease liability	$12,488
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees (teammates) and its non-employee directors is recognized in the statements of income (loss) based on the estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the recipient providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on the Company’s estimate of the ultimate value of such award after considering the Company’s expectations of future performance. Forfeitures of stock-based awards are recognized as they occur.
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
Foreign Currency
Certain of the Company’s subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of other (expense) income on its consolidated statements of income (loss).
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
Recently Issued Accounting Standards Update
Issued but Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As of July 1, 2023, the Company had converted all of its LIBOR-indexed debt and derivatives to Secured Overnight Financing Rate (“SOFR”)-based indexes (effective with the respective instrument’s next reset date for certain instruments). For all derivatives in hedge accounting relationships, the Company utilized the effective relief in Topic 848 that allows for the continuation of hedge accounting throughout the transition process. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to evaluate the impact of the guidance as it relates to hedging relationships and other transactions that reference the Canadian Dollar Offered Rate (“CDOR”) which is expected to be discontinued in 2024 and may apply other elections as applicable as additional changes in the market occur.

3.RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
    During the year ended December 31, 2023, the Company acquired two skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community. During the year ended December 31, 2022, the Company acquired three Senior Housing - Managed communities and one behavioral health facility. The Senior Housing - Managed community acquired during the year ended December 31, 2023 and two of the Senior Housing - Managed communities acquired during the year ended December 31, 2022 were part of the Company’s proprietary development pipeline and were previously reflected as preferred equity investments which had a book value of $4.6 million and $14.3 million, respectively, at the time of acquisition. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022
Land	$6,796	$11,767
Building and improvements	79,830	89,646
Tenant origination and absorption costs intangible assets	3,492	5,061
Tenant relationship intangible assets	255	41
Total consideration	$90,373	$106,515
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of four years and 22 years, respectively, for acquisitions completed during the year ended December 31, 2023. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 25 years, respectively, for acquisitions completed during the year ended December 31, 2022.
For the year ended December 31, 2023, the Company recognized $10.4 million and $0.7 million of total revenues and net income, respectively, from the facilities acquired during the year ended December 31, 2023. For the year ended December 31, 2022, the Company recognized $11.1 million and $1.6 million of total revenues and net loss, respectively, from the facilities acquired during the year ended December 31, 2022.
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

4.INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2023

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	241	26,769	$3,050,861	$(535,653)	$2,515,208
Senior Housing - Leased	43	3,473	573,274	(109,601)	463,673
Senior Housing - Managed	61	6,041	1,289,485	(255,803)	1,033,682
Behavioral Health	18	1,159	496,737	(71,943)	424,794
Specialty Hospitals and Other	15	392	225,443	(47,454)	177,989
	378	37,834	5,635,800	(1,020,454)	4,615,346
Corporate Level			2,547	(632)	1,915
			$5,638,347	$(1,021,086)	$4,617,261

As of December 31, 2022

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	264	29,136	$3,385,221	$(492,495)	$2,892,726
Senior Housing - Leased	47	3,550	590,694	(97,716)	492,978
Senior Housing - Managed	59	5,942	1,205,283	(222,089)	983,194
Behavioral Health	17	965	465,143	(58,481)	406,662
Specialty Hospitals and Other	15	392	225,443	(42,038)	183,405
	402	39,985	5,871,784	(912,819)	4,958,965
Corporate Level			904	(526)	378
			$5,872,688	$(913,345)	$4,959,343

	As of December 31,
	2023	2022
Building and improvements	$4,843,258	$5,034,470
Furniture and equipment	238,185	262,644
Land improvements	10,306	7,085
Land	546,598	568,489
Total real estate at cost	5,638,347	5,872,688
Accumulated depreciation	(1,021,086)	(913,345)
Total real estate investments, net	$4,617,261	$4,959,343
Operating Leases
As of December 31, 2023, the substantial majority of the Company’s real estate properties (excluding 61 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from one year to 19 years. As of December 31, 2023, the leases had a weighted-average remaining term of eight years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $16.4 million and $13.0 million as of December 31, 2023 and 2022, respectively, and letters of credit deposited with the Company totaled approximately $56 million and $57 million as of December 31, 2023 and 2022, respectively. In addition, the Company’s tenants have deposited with the Company $12.4 million and $13.3 million as of December 31, 2023 and 2022, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $15.3 million, $17.7 million and $18.0 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
In 2022, the Company concluded that its leases with North American Health Care, Inc. (“North American”) should no longer be accounted for on an accrual basis and wrote off $15.6 million of straight-line rent receivable balances related to these leases. The facilities were transitioned to the Ensign Group or Avamere, as applicable, effective February 1, 2023.
For the year ended December 31, 2023, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2023, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

2024	$377,721
2025	372,911
2026	357,434
2027	334,489
2028	310,963
Thereafter	1,289,067
$3,042,585
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $2.0 million, $1.5 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Capital and Other Expenditures
As of December 31, 2023, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $27 million. These commitments are principally for improvements to its facilities.
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of December 31, 2023	Ownership as of December 31, 2023 (1)	Book Value as of December 31,
				2023	2022
Sienna Joint Venture	Senior Housing - Managed	12	50%	$119,724	$120,269
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	17,119	14,693
				$136,843	$134,962
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
The Company formed a joint venture with Marlin Spring (the “Marlin Spring Joint Venture”) that completed the acquisition of one and three senior housing communities that are being managed by third-party operators during 2023 and 2022, respectively. The gross investment, excluding acquisition costs, by the Marlin Spring Joint Venture totaled CAD $30.0 million and CAD $82.5 million during 2023 and 2022, respectively. In addition, the Marlin Spring Joint Venture assumed and financed an aggregate CAD $23.6 million and CAD $65.0 million of debt during 2023 and 2022, respectively. The Company’s equity investment was CAD $6.1 million and CAD $16.6 million during 2023 and 2022, respectively.
During 2022, the Company formed a joint venture with Sienna Senior Living (the “Sienna Joint Venture”), and the Sienna Joint Venture completed the acquisition of 12 senior housing communities that are being managed by Sienna Senior Living. The gross investment by the Sienna Joint Venture totaled CAD $379.0 million, excluding acquisition costs, and in addition, the Sienna Joint Venture assumed CAD $53.4 million of debt. The Company’s equity investment was CAD $161.8 million.
During the second quarter of 2021, the Company determined that it intended to eventually exit its 49% stake in the real estate platform of TPG (the “Enlivant Joint Venture”) and concluded that the carrying value exceeded the estimated fair value of the investment and deemed the decline to be other-than-temporary. This resulted in the Company recording an impairment charge totaling $164.1 million during the three months ended June 30, 2021 which is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of income (loss).
During the fourth quarter of 2022, due to the confluence of labor shortages, increased labor costs, elevated interest rates and a slower than anticipated recovery in the operating performance of the underlying facilities, the Company concluded that the estimated fair value of its investment in the Enlivant Joint Venture had further declined to zero based on updated future cash flow analyses. This decline was deemed to be other-than-temporary, and the Company recorded an impairment charge totaling $57.8 million during the three months ended December 31, 2022 which is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of income (loss).
Effective January 1, 2023, the Company discontinued applying the equity method of accounting to the Enlivant Joint Venture. Effective May 1, 2023, the Company withdrew and resigned its membership in the Enlivant Joint Venture and accordingly, no longer has an equity interest in the Enlivant Joint Venture as of such date.
Summarized Financial Information
The following tables present summarized financial information for the Company’s investments in unconsolidated joint ventures (in thousands).

	As of December 31,
	2023	2022
Total assets	$353,779	$754,220
Total liabilities	106,490	894,969
Member’s equity (deficit)	247,289	(140,749)

	Year Ended December 31,
	2023	2022	2021
Total revenues	$64,446	$351,073	$274,693
Operating expenses (1)	47,811	324,462	265,194
Net loss	(9,823)	(66,171)	(35,276)

Company’s share of net loss	$(2,897)	$(32,581)	$(17,184)
Basis adjustments	—	7,673	10,771
Other-than-temporary impairment	—	57,778	164,126
Loss from unconsolidated joint venture	$(2,897)	$(98,032)	$(192,081)
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
Certain amounts in the financial information have been reclassified to conform to Sabra’s presentation. For the Enlivant Joint Venture, except for basis adjustments, other-than-temporary impairment and loss from unconsolidated joint venture, the financial information reflects the historical cost basis of the assets which pre-dated the Company’s investment in the Enlivant Joint Venture. In addition, the Company’s share of net loss in the Enlivant Joint Venture excludes certain equity-like compensation expense and the related income tax impact as such expense is not the responsibility of the Company under the terms of the joint venture agreement.

Net Investment in Sales-Type Lease
As of December 31, 2022, the Company had a $25.5 million net investment in one skilled nursing/transitional care facility leased to a tenant under a sales-type lease, as the tenant is obligated to purchase the property at the end of the lease term. During the three months ended March 31, 2023, the tenant purchased the skilled nursing/transitional care facility for net proceeds of $25.5 million as obligated under terms of the lease.

5.IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the years ended December 31, 2023, 2022 and 2021, the Company recognized real estate impairments of $14.3 million, $94.0 million and $9.5 million, respectively, related to three, 10 and three facilities, respectively. These facilities have either been sold or are closed.
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
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Number of facilities	28	18	16
Consideration, net of closing costs	$255.6	$87.3	$103.4
Net carrying value	332.2	99.3	92.1
Net (loss) gain on sale	$(76.6)	$(12.0)	$11.3
The Company recognized net loss of $80.9 million and $94.8 million during the years ended December 31, 2023 and 2022, respectively, and net income of $21.5 million during the year ended December 31, 2021, which includes impairment of real estate of $7.1 million, $94.0 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and net (loss) gain on sale from these facilities.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Lease Intangible Assets:
Above market leases	$7,496	$7,496
Tenant origination and absorption costs	43,071	58,578
Tenant relationship	16,983	20,119
Gross lease intangible assets	67,550	86,193
Accumulated amortization	(36,653)	(46,062)
Lease intangible assets, net	$30,897	$40,131
Lease Intangible Liabilities:
Below market leases	$68,573	$80,208
Accumulated amortization	(36,041)	(37,964)
Lease intangible liabilities, net	$32,532	$42,244
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) to rental income related to above/below market leases, net (1)	$5,821	$6,624	$(13,512)
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(11,616)	(17,591)	(8,694)
(1)    Balance for the year ended December 31, 2021 includes $18.6 million of accelerated amortization related to the above market lease intangible associated with the Company’s lease with Avamere. See Note 4, “Investment in Real Estate Properties,” for further discussion.
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2023 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2024	$5,523	$5,690
2025	4,612	5,139
2026	4,411	4,884
2027	3,115	4,442
2028	2,662	4,296
Thereafter	10,574	8,081
	$30,897	$32,532

Weighted-average remaining amortization period	8.8 years	6.5 years

7.LOANS RECEIVABLE AND OTHER INVESTMENTS
    As of December 31, 2023 and 2022, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of December 31, 2023
Investment	Quantity as of December 31, 2023	Property Type	Principal Balance as of December 31, 2023 (1)	Book Value as of December 31, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2023
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$319,000	7.6%	7.6%	11/01/26 - 01/31/27
Other	12	Multiple	53,873	50,440	47,936	7.7%	7.4%	10/01/23 - 05/01/29
	14		372,873	369,440	366,936	7.7%	7.6%
Allowance for loan losses			—	(6,665)	(6,611)
			$372,873	$362,775	$360,325
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	57,681	57,849	51,071	11.0%	11.0%	N/A
Total	19		$430,554	$420,624	$411,396	8.1%	8.1%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of December 31, 2023, the Company has committed to provide up to $0.5 million of future funding related to one loan receivable investment.
Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowance for loan losses:
Balance at the beginning of the year	$6,611	$6,344	$2,458
Provision for loan losses	192	267	3,886
Write-off of uncollectible balances	(138)	—	—
Balance at the end of the year	$6,665	$6,611	$6,344

	As of December 31,
	2023	2022
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of December 31, 2023 and 2022, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		As of December 31, 2023
			Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)
Interest Rate Type	2023	2022			Maturity Date
Fixed Rate	$48,143	$50,123	2.85%	3.34%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million and $0.9 million as of December 31, 2023 and 2022, respectively.
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
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31, (1)
Title	Maturity Date	2023	2022
5.125% senior unsecured notes due 2026	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $4.3 million and deferred financing costs, net of $10.5 million as of December 31, 2023 and does not include discount, net of $3.5 million and deferred financing costs, net of $12.0 million as of December 31, 2022. In addition, the weighted average effective interest rate as of December 31, 2023 was 4.01%.
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
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2023.
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
On January 4, 2023, the Borrowers, and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”). During the year ended December 31, 2023, the Company recorded $18.1 million of deferred financing costs related to the Credit Agreement and recognized $1.5 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the Prior Credit Agreement.
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
As of December 31, 2023, there was $94.4 million (including CAD $44.3 million) outstanding under the Revolving Credit Facility and $905.6 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, CDOR for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of December 31, 2023, the weighted average interest rate on the Revolving Credit Facility was 6.57%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of December 31, 2023, the interest rate on the U.S. dollar Term Loan was 6.73%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal CDOR plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of December 31, 2023, the interest rate on the Canadian dollar Term Loan was 6.71%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the SOFR portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.69% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $150.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.63%. As of December 31, 2023, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 3.94% and 2.88%, respectively. In addition, the Canadian dollar Term Loan and the CAD $44.3 million outstanding under the Revolving Credit Facility as of December 31, 2023 are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2023, 2022 and 2021, the Company incurred interest expense of $113.0 million, $105.5 million and $98.6 million, respectively. Interest expense includes non-cash interest expense of $12.3 million, $11.1 million and $8.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had $16.5 million and $18.2 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2023 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
2024	$2,033	$—	$—	$—	$2,033
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	94,429	—	100,000	196,635
2028	2,266	—	543,190	—	545,456
Thereafter	37,402	—	—	1,150,000	1,187,402
Total Debt	48,143	94,429	543,190	1,750,000	2,435,762
Discount, net	—	—	—	(4,258)	(4,258)
Deferred financing costs, net	(842)	—	(6,070)	(10,489)	(17,401)
Total Debt, Net	$47,301	$94,429	$537,120	$1,735,253	$2,414,103
(1)    Revolving Credit Facility is subject to two six-month extension options.

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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of December 31, 2023, approximately $6.9 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	As of December 31,
	2023	2022
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$753,750	$436,250
Denominated in Canadian Dollars (2)	$300,000	$125,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$55,335	$55,991
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$194,300	$329,500
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$965	$309
(1) Balance as of December 31, 2023 includes two forward starting interest rate swaps with an effective date of August 2024 and an aggregate notional amount of $323.8 million.
(2)    Balance as of December 31, 2023 includes two forward starting interest rate swaps with an effective date of September 2024 and an aggregate notional amount of CAD $150.0 million.

Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2023 and 2022 (dollars in thousands):

		Count as of December 31, 2023			Maturity Dates
			Fair Value as of December 31,
Type	Designation		2023	2022		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$6,002	$11,004	2024 - 2028	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	3,216	6,622	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	4	6,736	—	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	2,964	3,851	2025	Accounts receivable, prepaid expenses and other assets, net
			$18,918	$21,477
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	33,429	150,982	2027	Revolving credit facility
CAD Term Loan	Net investment	1	113,190	92,288	2028	Term loans, net
			$146,619	$243,270
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income (loss) and the consolidated statements of equity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) Into Income			Income Statement Location
	For the year ended December 31,
	2023	2022	2021	2023	2022	2021
Cash Flow Hedges:
Interest rate products	$13,116	$22,032	$17,408	$8,332	$(4,179)	$(12,774)	Interest expense
Net Investment Hedges:
Foreign currency products	(664)	2,233	(272)	—	—	—	N/A
CAD borrowings under Revolving Credit Facility	(3,456)	9,454	—	—	—	—	N/A
CAD Term Loan	(2,465)	6,150	(338)	—	—	—	N/A
	$6,531	$39,869	$16,798	$8,332	$(4,179)	$(12,774)
During the years ended December 31, 2023, 2022 and 2021, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2023, the Company had no material balances related to derivatives not designated as hedging instruments. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $18,000, $0.1 million and $22,000 of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023 and 2022 (in thousands):

As of December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$18,918	$—	$18,918	$—	$—	$18,918
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$21,477	$—	$21,477	$—	$—	$21,477
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2023, the Company had no derivatives in a net liability position related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 15% with a weighted average rate of 6% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023 and 2022 whose carrying amounts do not approximate their fair value (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$372,873	$362,775	$383,141	$370,364	$360,325	$370,188
Preferred equity investments	57,681	57,849	59,526	50,902	51,071	51,995
Financial liabilities:
Senior Notes	1,750,000	1,735,253	1,567,428	1,750,000	1,734,431	1,463,041
Secured indebtedness	48,143	47,301	36,279	50,123	49,232	38,149
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2023 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$383,141	$—	$—	$383,141
Preferred equity investments	59,526	—	—	59,526
Financial liabilities:
Senior Notes	1,567,428	—	1,567,428	—
Secured indebtedness	36,279	—	—	36,279
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

Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2023, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$6,002	$—	$6,002	$—
Interest rate collars	3,216	—	3,216	—
Forward starting interest rate swaps	6,736	—	6,736	—
Cross currency interest rate swaps	2,964	—	2,964	—

11.EQUITY
Common Stock
On December 11, 2019, the Company established an at-the-market equity offering program (the “2019 ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $400.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On August 6, 2021, the Company terminated the 2019 ATM Program pursuant to its termination rights.
During the year ended December 31, 2021, the Company sold 2.2 million shares under the 2019 ATM Program at an average price of $17.78 per share, generating gross proceeds of $38.8 million (before $0.6 million of commissions), excluding sales utilizing the forward feature of the 2019 ATM Program, as described below.
Additionally, during the year ended December 31, 2021, the Company utilized the forward feature of the 2019 ATM Program to allow for the sale of up to 6.8 million shares of the Company’s common stock at an initial weighted average price of $17.49 per share, net of commissions. During the year ended December 31, 2021, the Company settled 7.9 million (inclusive of the 6.8 million shares referenced in the immediately preceding sentence, and constituting all of the open forward positions under the 2019 ATM Program) at a weighted average net price of $17.36 per share, after commissions and fees, resulting in net proceeds of $137.0 million.
On August 6, 2021, the Company established a new at-the-market equity offering program (the “Prior ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On November 9, 2022, the Company terminated the Prior ATM Program.
During the year ended December 31, 2021, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 1.7 million shares of the Company’s common stock at an initial weighted average price of $14.56 per share, net of commissions, and settled all of the open forward positions under the Prior ATM Program by issuing 1.7 million shares at a weighted average net price of $14.23 per share, after commissions and fees, resulting in net proceeds of $24.2 million. No other shares were sold under the Prior ATM Program during the year ended December 31, 2021. No shares were sold under the Prior ATM Program and the Company did not utilize the forward feature of the Prior ATM Program during the period from January 1, 2022 to November 9, 2022.
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
During the year ended December 31, 2023, no shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program. As of December 31, 2023, the Company had $500.0 million available under the ATM Program.
During the years ended December 31, 2023, 2022 and 2021, the Company issued 0.3 million, 0.6 million and 0.2 million shares, respectively, of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $1.8 million, $3.3 million and $2.1 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	As of December 31,
	2023	2022
Foreign currency translation gain	$963	$1,168
Unrealized gain on cash flow hedges	22,782	17,895
Total accumulated other comprehensive income	$23,745	$19,063

12.STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the 2009 Performance Incentive Plan, which was assumed by the Company effective as of November 15, 2010 in connection with the Company’s separation from Sun and was most recently amended and restated in April 2017. The 2009 Performance Incentive Plan provides for the granting of stock-based compensation, including stock options, time-based stock units, funds from operations-based stock units (“FFO Units”), relative total stockholder return-based stock units (“TSR Units”) and performance-based restricted stock units to directors, officers and other teammates in connection with their employment with or services provided to the Company.
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
The following table summarizes additional information concerning restricted stock units at December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2022	2,147,784	$15.07
Granted	832,308	14.73
Vested	(591,745)	15.34
Dividends reinvested	237,195	14.96
Cancelled/forfeited	(156,275)	19.51
Unvested as of December 31, 2023	2,469,267	$14.61
As of December 31, 2023, the weighted average remaining vesting period of restricted stock units was 2.7 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2023, 2022 and 2021 was $14.73, $12.78 and $15.55, respectively. The total fair value of units vested during the years ended December 31, 2023, 2022 and 2021 was $9.1 million, $5.7 million and $15.9 million, respectively.
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

	2023	2022	2021
Risk free interest rate	3.98% - 4.13%	0.99% - 4.13%	0.17% - 0.99%
Expected stock price volatility	30.17% - 56.11%	53.60% - 56.11%	53.17% - 53.60%
Expected service period	3.0 years	3.0 years	3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $7.9 million, $7.5 million and $7.9 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income (loss). As of December 31, 2023, there was $25.7 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2023, 2022 and 2021, the Company’s matching contributions were $0.3 million.

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

The following is a summary of the Company’s provision for income taxes and deferred taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision for federal, state and local income taxes	$2,002	$1,234	$2,263
Provision (benefit) for foreign income taxes	—	8	(418)
Income tax expense	$2,002	$1,242	$1,845

	As of December 31,
	2023	2022
Deferred tax assets:
Federal	$9,553	$6,390
Valuation allowance on federal	(9,553)	(6,390)
Foreign	12,211	8,455
Valuation allowance on foreign	(12,169)	(8,430)
Deferred tax (liabilities):
Foreign	(42)	(25)
	$—	$—
The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2020 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
14.EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net income (loss)	$13,756	$(77,605)	$(113,256)
Denominator
Basic weighted average common shares and common equivalents	231,203,391	230,947,895	219,073,027
Dilutive restricted stock units	1,589,387	—	—
Diluted weighted average common shares	232,792,778	230,947,895	219,073,027
Net income (loss), per:
Basic common share	$0.06	$(0.34)	$(0.52)
Diluted common share	$0.06	$(0.34)	$(0.52)
During the years ended December 31, 2023, 2022 and 2021, approximately 500, 0.9 million and 1.0 million restricted stock units, respectively, and during the year ended December 31, 2021, approximately 25,000 shares related to forward equity sale agreements, were not included in computing diluted earnings per share because they were considered anti-dilutive.

15.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2023, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On February 1, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 29, 2024 to common stockholders of record as of the close of business on February 13, 2024.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Bedford, NH	100%	$5,006	$1,911	$12,245	$14,156	$—	$1,911	$10,546	$12,457	$(5,272)	1992/2010, 2019	11/15/10	36
Milford, NH	100%	—	312	1,679	1,991	—	312	1,168	1,480	(986)	1890/2005	11/15/10	20
North Conway, NH	100%	10,337	417	5,352	5,769	—	417	4,374	4,791	(2,006)	1988/2009	11/15/10	43
Wolfeboro, NH	100%	8,708	454	4,531	4,985	—	454	3,747	4,201	(1,669)	1984/1986, 1987, 2009	11/15/10	41
Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(7,574)	2005	08/01/11	40
Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(5,676)	1996/2016	08/01/11	40
Wilmington, DE	100%	—	2,460	25,240	27,700	12,436	2,460	37,676	40,136	(9,841)	2009/2022	08/01/11	40
Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,632	22,620	24,252	(8,095)	2008	08/01/11	40
Warrington, PA	100%	—	2,617	11,662	14,279	395	2,617	288	2,905	—	1958/2009/ 2016	03/30/12	40
Duffield, VA	100%	—	509	5,018	5,527	1,333	509	5,964	6,473	(2,388)	1981/2013	05/10/12	40
Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	13,702	17,485	(3,956)	2003/2012	11/30/12	40
Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,212	7,217	(1,824)	2002/2012, 2018	11/30/12	40
Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,919	36,287	(8,351)	1962/1996, 2013	02/14/14	40
Fremont, NE	100%	—	615	16,176	16,791	—	615	16,176	16,791	(4,953)	2008	02/14/14	40
Fremont, NE	100%	—	615	2,943	3,558	—	615	2,943	3,558	(1,069)	1970/1979, 1983, 1994	02/14/14	40
Bartlesville, OK	100%	—	1,332	6,904	8,236	986	1,332	7,890	9,222	(2,190)	1989/2019	10/29/14	40
Oklahoma City, OK	100%	—	2,189	23,567	25,756	2,534	2,189	25,749	27,938	(6,639)	1963/1984, 2018, 2019	10/29/14	40
Norman, OK	100%	—	869	5,236	6,105	785	869	6,021	6,890	(1,847)	2001/2013, 2019	10/29/14	40
Minneapolis, MN	100%	—	2,931	6,943	9,874	1,190	2,931	7,999	10,930	(1,800)	1941/2014, 2019	08/17/17	40
Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(5,883)	1988/2016	08/17/17	40
Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(2,427)	1974	08/17/17	40
Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(3,466)	1964/2016	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(2,064)	1975	08/17/17	40
Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(2,399)	1973	08/17/17	40
Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(1,403)	1966/2015	08/17/17	40
Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(3,421)	1966/2016	08/17/17	40
Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(1,569)	1968	08/17/17	40
Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(907)	1961	08/17/17	40
Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(866)	1973/2014	08/17/17	40
Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(2,076)	1974	08/17/17	40
Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(2,313)	2017	08/17/17	40
Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(2,559)	1993/2014	08/17/17	40
Bellingham, WA	100%	—	—	15,330	15,330	—	—	15,330	15,330	(2,740)	1984/2015	08/17/17	40
Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(954)	1974	08/17/17	40
Tacoma, WA	100%	—	1,705	4,952	6,657	—	1,705	4,952	6,657	(925)	1968	08/17/17	40
Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(484)	1972/2014	08/17/17	40
Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(2,798)	1991	08/17/17	40
Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(2,395)	2005/2016	08/17/17	40
Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(7,773)	1974/2016	08/17/17	40
Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(1,158)	1970	08/17/17	40
Boise, ID	100%	—	681	9,348	10,029	627	681	9,975	10,656	(1,774)	1979	08/17/17	40
Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(2,758)	1981	08/17/17	40
Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(4,231)	1961/2016	08/17/17	40
Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,272	30,934	(5,916)	1972/2016	08/17/17	40
Brighton, CO	100%	—	1,933	11,624	13,557	200	1,933	11,824	13,757	(2,166)	1971	08/17/17	40
Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(1,947)	2008	08/17/17	40
La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(1,416)	2012	08/17/17	40
Westminster, MD	100%	—	2,128	6,614	8,742	487	2,128	6,978	9,106	(1,618)	1973/2010, 2019	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Kansas City, MO	100%	—	1,985	2,714	4,699	303	1,714	—	1,714	—	1983	08/17/17	40
Parkersburg, WV	100%	—	697	10,688	11,385	285	697	10,911	11,608	(2,428)	1974/1999, 2019	08/17/17	40
Cincinnati, OH	100%	—	2,686	10,062	12,748	295	2,686	10,357	13,043	(2,058)	1989/2015	08/17/17	40
Charlottesville, VA	100%	—	2,840	8,450	11,290	1,176	2,840	9,523	12,363	(2,334)	1964/2009, 2019	08/17/17	40
Annandale, VA	100%	—	7,241	17,727	24,968	3,218	7,241	20,864	28,105	(4,579)	1963/2013, 2019	08/17/17	40
Petersburg, VA	100%	—	988	8,416	9,404	146	988	8,478	9,466	(1,672)	1970/2009	08/17/17	40
Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	8,942	10,116	(1,749)	1976/2010	08/17/17	40
Hagerstown, MD	100%	—	1,393	13,438	14,831	150	1,393	13,477	14,870	(2,501)	1971/2010	08/17/17	40
Cumberland, MD	100%	—	800	16,973	17,773	457	800	17,305	18,105	(3,237)	1968	08/17/17	40
Gilroy, CA	100%	—	662	23,775	24,437	—	662	23,775	24,437	(4,022)	1968/2021	08/17/17	40
Mount Pleasant, SC	100%	—	2,689	3,942	6,631	205	2,689	4,147	6,836	(831)	1977/2015	08/17/17	40
Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(1,054)	1990/2005	08/17/17	40
Conway, SC	100%	—	1,408	10,784	12,192	295	1,408	11,079	12,487	(2,075)	1975	08/17/17	40
Baytown, TX	100%	—	426	3,236	3,662	173	426	3,251	3,677	(683)	1975/2019	08/17/17	40
Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,168	3,470	(644)	1968/2019	08/17/17	40
Center, TX	100%	—	231	1,335	1,566	312	231	1,477	1,708	(398)	1972/2019	08/17/17	40
Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	1,953	4,067	(571)	1972/2019	08/17/17	40
Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	5,807	6,826	(1,124)	1982/2019	08/17/17	40
Linden, TX	100%	—	112	256	368	133	112	280	392	(98)	1968/2019	08/17/17	40
Sherman, TX	100%	—	469	6,310	6,779	255	469	6,338	6,807	(1,188)	1971/2019	08/17/17	40
Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,160	7,410	(1,372)	1970/2019	08/17/17	40
Waxahachie, TX	100%	—	416	7,259	7,675	976	416	8,106	8,522	(1,618)	1976/2019	08/17/17	40
Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,562	5,269	(910)	1990/2019	08/17/17	40
Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(1,714)	1988	08/17/17	40
Richmond, IN	100%	—	259	9,819	10,078	131	259	9,950	10,209	(1,856)	1975/2005	08/17/17	40
Petersburg, IN	100%	—	581	5,367	5,948	23	581	5,390	5,971	(1,054)	1970/2009	08/17/17	40
Maryville, MO	100%	—	114	5,955	6,069	—	150	5,955	6,105	(1,187)	1972	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Ashland, MO	100%	—	765	2,669	3,434	—	229	628	857	—	1993	08/17/17	40
St. Louis, MO	100%	—	2,071	5,739	7,810	—	375	818	1,193	—	1988/1991	08/17/17	40
Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(1,551)	1991	08/17/17	40
Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(684)	1989/2011	08/17/17	40
Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(1,631)	1993/2007	08/17/17	40
Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(240)	1990	08/17/17	40
Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(965)	1991	08/17/17	40
Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(1,287)	1994	08/17/17	40
Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(1,253)	1995	08/17/17	40
Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(1,188)	1996	08/17/17	40
Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(3,251)	2001	08/17/17	40
Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(2,060)	2003/2013	08/17/17	40
Humble, TX	100%	—	1,541	12,332	13,873	645	1,541	12,977	14,518	(2,611)	2003/2019	08/17/17	40
Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(1,784)	2005	08/17/17	40
Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(1,394)	2005	08/17/17	40
Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(2,274)	1999	08/17/17	40
Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(474)	1973/2013	08/17/17	40
Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(814)	1981	08/17/17	40
Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(1,286)	1965/1984	08/17/17	40
Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(1,536)	1974/2022	08/17/17	40
Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(1,016)	1986/1998, 2021	08/17/17	40
Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(1,868)	1988/2004, 2022	08/17/17	40
Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(1,743)	1964/2022	08/17/17	40
Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(1,829)	1971/2021	08/17/17	40
Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(3,036)	1964	08/17/17	40
Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(1,477)	1972/1997	08/17/17	40
Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(3,806)	1967/2021	08/17/17	40
Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(1,385)	1969/1992, 2017	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(1,206)	1967	08/17/17	40
Bangor, ME	100%	—	302	1,811	2,113	2,211	302	4,021	4,323	(1,019)	1967/1993, 2019	08/17/17	40
Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(402)	1974	08/17/17	40
Brewer, ME	100%	—	177	14,497	14,674	2,520	177	17,017	17,194	(3,371)	1974/1990, 2019	08/17/17	40
Kennebunk, ME	100%	—	198	6,822	7,020	2,005	198	8,827	9,025	(1,634)	1977/2022	08/17/17	40
Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(729)	1976	08/17/17	40
Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(442)	1952	08/17/17	40
Marlborough, MA	100%	—	942	1,541	2,483	8,727	942	10,268	11,210	(3,468)	1973/2018	08/17/17	40
Bangor, ME	100%	—	229	7,171	7,400	511	229	7,682	7,911	(1,446)	1969/1993, 2022	08/17/17	40
Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(2,640)	1987/2020	08/17/17	40
Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(1,140)	2008	08/17/17	40
Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(1,403)	2008	08/17/17	40
Clarksville, TX	100%	—	279	4,269	4,548	100	279	4,369	4,648	(970)	1989/2019	08/17/17	40
McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(1,217)	2006	08/17/17	40
Hopkins, MN	100%	—	807	4,668	5,475	530	807	5,198	6,005	(1,418)	1961/2008, 2019	08/17/17	40
Florence, WI	100%	—	291	3,778	4,069	—	291	3,778	4,069	(795)	1970	08/17/17	40
St. Francis, WI	100%	—	166	1,887	2,053	—	166	1,887	2,053	(412)	1960/1997	08/17/17	40
Rochester, MN	100%	—	645	7,067	7,712	178	645	7,245	7,890	(1,442)	1967/2011, 2019	08/17/17	40
Wisconsin Dells, WI	100%	—	1,640	1,599	3,239	—	1,640	1,599	3,239	(453)	1972/2006	08/17/17	40
Sheboygan, WI	100%	—	1,038	2,839	3,877	—	1,038	2,839	3,877	(681)	1967/2012	08/17/17	40
Hendersonville, NC	100%	—	1,611	3,503	5,114	—	1,611	3,503	5,114	(774)	1979	08/17/17	40
Baytown, TX	100%	—	579	22,317	22,896	103	579	22,419	22,998	(3,865)	2000/2013	08/17/17	40
Baytown, TX	100%	—	589	20,475	21,064	362	589	20,837	21,426	(3,830)	2008	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Houston, TX	100%	—	1,300	13,353	14,653	31	1,300	13,384	14,684	(2,475)	2006	08/17/17	40
Pasadena, TX	100%	—	1,148	23,579	24,727	47	1,148	23,626	24,774	(4,142)	2004	08/17/17	40
Webster, TX	100%	—	904	10,315	11,219	24	904	10,338	11,242	(1,958)	2000/2009	08/17/17	40
Beaumont, TX	100%	—	945	20,424	21,369	272	945	20,696	21,641	(3,634)	2009	08/17/17	40
Orange, TX	100%	—	711	10,737	11,448	186	711	10,923	11,634	(2,014)	2006	08/17/17	40
Huntsville, AL	100%	—	634	28,071	28,705	19	634	28,089	28,723	(4,713)	1968/2012	08/17/17	40
Terre Haute, IN	100%	—	644	37,451	38,095	59	644	37,511	38,155	(7,069)	1996/2013	08/17/17	40
Madison, TN	100%	—	902	3,850	4,752	23	902	3,873	4,775	(886)	1969/2016	08/17/17	40
Savannah, GA	100%	—	1,235	3,765	5,000	18	1,235	3,783	5,018	(908)	1970/2015	08/17/17	40
Bowling Green, KY	100%	—	280	13,975	14,255	32	280	14,007	14,287	(2,597)	1970/2015	08/17/17	40
Calvert City, KY	100%	—	1,176	7,012	8,188	25	1,176	7,037	8,213	(1,385)	1962/2015	08/17/17	40
Winchester, KY	100%	—	554	13,207	13,761	43	554	13,250	13,804	(2,507)	1967/2015	08/17/17	40
Calhoun, KY	100%	—	613	7,643	8,256	30	613	7,673	8,286	(1,551)	1963/2015	08/17/17	40
Bremen, IN	100%	—	173	7,393	7,566	38	173	7,431	7,604	(1,373)	1982/2015	08/17/17	40
Muncie, IN	100%	—	374	27,429	27,803	38	374	27,467	27,841	(4,710)	1980/2013	08/17/17	40
Lebanon, IN	100%	—	612	11,755	12,367	39	612	11,794	12,406	(2,141)	1977/2012	08/17/17	40
Marietta, GA	100%	—	364	16,116	16,480	20	364	16,137	16,501	(3,004)	1969/2015	08/17/17	40
Danville, KY	100%	—	790	9,356	10,146	32	790	9,388	10,178	(2,048)	1962/2015	08/17/17	40
Owensboro, KY	100%	—	1,048	22,587	23,635	40	1,048	22,627	23,675	(4,031)	1963/2011	08/17/17	40
Memphis, TN	100%	—	1,633	9,371	11,004	21	1,633	9,392	11,025	(1,832)	1981/2015	08/17/17	40
Norfolk, VA	100%	—	705	16,451	17,156	33	705	16,485	17,190	(3,322)	1969/2015	08/17/17	40
Harrodsburg, KY	100%	—	1,049	9,851	10,900	21	1,049	9,872	10,921	(2,050)	1975/2016	08/17/17	40
Cookeville, TN	100%	—	1,034	15,555	16,589	32	1,034	15,586	16,620	(2,841)	1979/2016	08/17/17	40
Washington Court House, OH	100%	—	405	4,839	5,244	20	405	4,859	5,264	(1,049)	1984/2015	08/17/17	40
Galion, OH	100%	—	836	668	1,504	14	836	683	1,519	(237)	1967/1985	08/17/17	40
Roanoke Rapids, NC	100%	—	373	10,308	10,681	25	373	10,334	10,707	(2,070)	1967/2015	08/17/17	40
Kinston, NC	100%	—	954	7,987	8,941	73	954	8,059	9,013	(1,807)	1960/2015	08/17/17	40
Chapel Hill, NC	100%	—	809	2,703	3,512	1,191	809	3,893	4,702	(964)	1984/2015	08/17/17	40
Chillicothe, OH	100%	—	260	8,924	9,184	19	260	8,943	9,203	(1,850)	1974/2015	08/17/17	40
Coshocton, OH	100%	—	374	2,530	2,904	37	374	2,567	2,941	(715)	1974/2015	08/17/17	40
Pine Knot, KY	100%	—	208	7,665	7,873	23	208	7,689	7,897	(1,447)	1990	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Bardstown, KY	100%	—	634	4,094	4,728	16	634	4,110	4,744	(903)	1968/2010	08/17/17	40
Glasgow, KY	100%	—	83	2,057	2,140	28	83	2,086	2,169	(552)	1968	08/17/17	40
Carrollton, KY	100%	—	124	1,693	1,817	21	124	1,714	1,838	(476)	1978/2016	08/17/17	40
Horse Cave, KY	100%	—	208	7,070	7,278	38	208	7,108	7,316	(1,460)	1993	08/17/17	40
Lawrenceburg, KY	100%	—	635	9,861	10,496	17	635	9,879	10,514	(1,887)	1973	08/17/17	40
Annville, KY	100%	—	479	6,078	6,557	17	479	6,095	6,574	(1,140)	1989	08/17/17	40
Louisville, KY	100%	—	3,528	4,653	8,181	24	3,528	4,677	8,205	(1,095)	1982/2012	08/17/17	40
Louisville, KY	100%	—	2,207	20,733	22,940	29	2,207	20,761	22,968	(3,667)	1991/2010	08/17/17	40
Tompkinsville, KY	100%	—	333	9,556	9,889	26	333	9,582	9,915	(1,809)	1969	08/17/17	40
Radcliff, KY	100%	—	1,815	7,470	9,285	34	1,815	7,504	9,319	(1,793)	1986	08/17/17	40
Hartford, KY	100%	—	312	8,189	8,501	21	312	8,210	8,522	(1,583)	1967	08/17/17	40
Louisville, KY	100%	—	427	6,003	6,430	21	427	6,023	6,450	(1,237)	1975/2005	08/17/17	40
Louisville, KY	100%	—	1,134	9,166	10,300	28	1,134	9,194	10,328	(1,938)	1979/2013	08/17/17	40
Lexington, KY	100%	—	2,558	4,311	6,869	51	2,558	4,361	6,919	(998)	1989	08/17/17	40
Columbia, KY	100%	—	114	11,141	11,255	28	114	11,169	11,283	(2,063)	1965	08/17/17	40
Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(704)	1995	08/17/17	40
Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(1,493)	1992	08/17/17	40
Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(818)	1990	08/17/17	40
Morrilton, AR	100%	—	412	2,642	3,054	3,038	467	5,680	6,147	(936)	1996/2022	08/17/17	40
Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(1,609)	1989/2015	08/17/17	40
Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(2,080)	1972	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(1,695)	1968/2006	08/17/17	40
Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(2,117)	1971	08/17/17	40
Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(3,125)	1967/2007	08/17/17	40
Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(1,015)	1966/2013	08/17/17	40
Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(753)	1965	08/17/17	40
Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(1,803)	1976	08/17/17	40
Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(1,189)	1963/2005	08/17/17	40
Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(1,486)	1973/2010	08/17/17	40
Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(3,123)	1975	08/17/17	40
DeSoto, TX	100%	—	942	6,033	6,975	320	942	6,353	7,295	(1,236)	1987	08/17/17	40
Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(822)	1985/2019	08/17/17	40
Kirbyville, TX	100%	—	208	5,809	6,017	—	208	5,809	6,017	(1,186)	1987	08/17/17	40
Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(901)	2008	08/17/17	40
Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(5,009)	1961/2001	08/17/17	40
Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(9,273)	1983/2014	08/17/17	40
East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(5,478)	1988/2011	08/17/17	40
Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(7,814)	1992/2007	08/17/17	40
Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(5,335)	1979/2006	08/17/17	40
North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(5,259)	1982/2007	08/17/17	40
West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(4,698)	1974/2008	08/17/17	40
Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(3,199)	1965/2015	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(1,407)	1970/2005	08/17/17	40
New London, CT	100%	—	505	2,248	2,753	48	505	2,296	2,801	(712)	1967/2016	08/17/17	40
Enfield, CT	100%	—	437	16,461	16,898	231	437	16,693	17,130	(3,085)	1968/2015	08/17/17	40
Quincy, MA	100%	—	894	904	1,798	129	894	1,033	1,927	(335)	1965/2003	08/17/17	40
Fishkill, NY	100%	—	964	30,107	31,071	421	964	30,518	31,482	(5,495)	1995	08/17/17	40
Highland, NY	100%	—	4,371	11,473	15,844	260	4,371	11,733	16,104	(2,252)	1998	08/17/17	40
Beacon, NY	100%	—	—	25,400	25,400	267	—	25,666	25,666	(4,802)	2002	08/17/17	40
Springfield, MA	100%	—	817	11,357	12,174	386	817	11,743	12,560	(2,094)	1987	08/17/17	40
Andover, MA	100%	—	2,123	5,383	7,506	18	2,123	5,401	7,524	(1,131)	1992	08/17/17	40
Reading, MA	100%	—	1,534	5,221	6,755	540	1,534	5,760	7,294	(1,216)	1988	08/17/17	40
Sudbury, MA	100%	—	2,017	3,458	5,475	421	2,017	3,879	5,896	(922)	1997/2021	08/17/17	40
Lowell, MA	100%	—	1,335	9,019	10,354	489	1,335	9,508	10,843	(1,847)	1966/2007	08/17/17	40
Worcester, MA	100%	—	945	8,770	9,715	50	945	8,820	9,765	(1,693)	1970/1988	08/17/17	40
W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(1,556)	1960/1985	08/17/17	40
East Longmeadow, MA	100%	—	2,968	8,957	11,925	790	2,968	9,748	12,716	(2,055)	1985/2005	08/17/17	40
Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(2,246)	1968/2011	09/19/17	40
Anaheim, CA	100%	—	2,044	14,167	16,211	—	2,044	14,167	16,211	(2,643)	1968/2011	09/19/17	40
Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(4,095)	1966/2006	09/19/17	40
Baldwin Park, CA	100%	—	2,270	17,063	19,333	—	2,270	17,063	19,333	(3,126)	1970/2015	09/19/17	40
Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(1,732)	1945/2017	09/19/17	40
Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(4,692)	1975	09/19/17	40
Burien, WA	100%	—	823	17,431	18,254	—	826	17,431	18,257	(3,145)	1965/2014	09/19/17	40
Seattle, WA	100%	—	4,802	7,927	12,729	—	4,802	7,927	12,729	(1,604)	1963/2016	09/19/17	40
Huntington Bch, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(1,817)	1965/2010	09/19/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(3,239)	1976	09/19/17	40
Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(1,425)	1975/2010	09/19/17	40
Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(3,074)	1965	09/19/17	40
Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(2,841)	1958/2015	09/19/17	40
Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(2,763)	1969	09/19/17	40
Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(3,178)	1972	09/19/17	40
Issaquah, WA	100%	—	10,125	7,771	17,896	—	10,125	7,771	17,896	(1,653)	1975/2012	09/19/17	40
Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(4,001)	1966/2014	09/19/17	40
Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(1,150)	1952/2013	09/19/17	40
Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(3,553)	1965	09/19/17	40
Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(2,725)	1966	09/19/17	40
Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(2,990)	1930/2007	09/19/17	40
Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,413	12,520	(2,147)	2014	12/15/17	40
El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(3,401)	1965	01/10/18	40
Shoreline, WA	100%	—	8,861	11,478	20,339	103	8,861	11,580	20,441	(2,368)	1964/2012	01/19/18	40
Elizabethtown, KY	100%	—	729	—	729	19,329	729	19,329	20,058	(479)	2021	05/27/21	40
Crown Point, IN	100%	—	1,522	14,951	16,473	—	1,522	14,951	16,473	(78)	2015	11/01/23	40
Dyer, IN	100%	—	1,859	19,547	21,406	—	1,859	19,547	21,406	(100)	2015	11/01/23	40
		24,051	328,000	2,663,453	2,991,453	91,777	325,583	2,725,278	3,050,861	(535,653)
Senior Housing - Leased
Exeter, NH	100%	1,880	571	7,183	7,754	—	571	5,912	6,483	(2,771)	1987	11/15/10	43
Nashua, NH	100%	4,457	—	5,654	5,654	—	—	4,566	4,566	(1,949)	1989	11/15/10	40
Keene, NH	100%	3,237	304	3,992	4,296	—	304	3,263	3,567	(1,650)	1995	11/15/10	46
Dover, NH	100%	2,335	801	10,036	10,837	—	801	8,584	9,385	(4,002)	1987/2009, 2019	11/15/10	42
Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	1,976	2,232	(767)	2004/2011	11/22/11	40
Rockport, TX	100%	—	789	607	1,396	—	789	475	1,264	(183)	1996/2018	11/30/12	40
Cadillac, MI	100%	—	217	3,000	3,217	—	217	2,920	3,137	(910)	2001/2006, 2023	12/14/12	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Greenville, MI	100%	—	684	5,832	6,516	249	684	5,841	6,525	(1,876)	1999/2001, 2012, 2013, 2018	12/14/12	40
Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,076	6,028	(1,970)	2002/2017	12/14/12	40
Mason, MI	100%	—	198	4,131	4,329	—	198	4,032	4,230	(1,323)	2009/2012	12/14/12	40
Alpena, MI	100%	—	546	13,139	13,685	—	546	13,000	13,546	(3,763)	2006/2008, 2010	12/14/12	40
Fremont, NE	100%	—	504	17,670	18,174	—	504	17,670	18,174	(5,020)	1989/2002	02/14/14	40
Norfolk, NE	100%	—	217	9,906	10,123	4,680	217	14,586	14,803	(4,284)	1989/1991, 1994, 2018, 2019	02/14/14	40
Fort Wayne, IN	100%	12,183	2,300	21,115	23,415	2,747	2,300	23,846	26,146	(7,799)	2011/2016, 2018	04/30/14	40
Brandon, FL	100%	—	1,283	8,424	9,707	483	1,283	8,722	10,005	(2,532)	1999/2016	10/01/14	40
Lecanto, FL	100%	—	1,031	5,577	6,608	615	1,023	6,053	7,076	(2,026)	1997/2016	10/01/14	40
Zephyrhills, FL	100%	—	1,688	9,098	10,786	360	1,688	9,343	11,031	(2,924)	2008/2016	10/01/14	40
Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(2,188)	2012	07/01/16	40
Fredericksburg, VA	100%	—	1,379	21,209	22,588	—	1,379	21,209	22,588	(4,644)	2016	07/14/16	40
Round Rock, TX	100%	—	679	13,642	14,321	—	679	13,642	14,321	(3,035)	2016	08/01/16	40
Santa Fe, NM	100%	—	1,866	19,441	21,307	—	2,157	21,736	23,893	(4,587)	2006	09/23/16	40
Santa Fe, NM	100%	—	670	7,743	8,413	430	670	8,571	9,241	(810)	2020	09/23/16	40
Franklin, NH	100%	—	292	6,889	7,181	211	292	7,110	7,402	(1,700)	1988	11/30/16	40
Henderson, NV	100%	—	1,430	21,850	23,280	—	1,430	21,862	23,292	(4,411)	2016	12/01/16	40
Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(2,753)	1991	12/02/16	40
Cedar Park, TX	100%	—	1,035	13,127	14,162	—	1,035	13,127	14,162	(2,546)	2017	06/01/17	40
Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(5,435)	1970/2021	08/17/17	40
Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(849)	1995/2014	08/17/17	40
Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(575)	1989/2014	08/17/17	40
Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(967)	1986/2014	08/17/17	40
Lafayette, CO	100%	—	1,085	19,243	20,328	9	1,883	19,205	21,088	(3,382)	2016	12/15/17	40
Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(707)	2007	01/31/18	40
Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(635)	2010	04/16/18	40
Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(923)	2015	04/16/18	40
Sarasota, FL	100%	—	1,440	22,541	23,981	—	1,440	22,541	23,981	(3,495)	2018	05/18/18	40
Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(1,651)	2017	08/31/18	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(1,890)	2015	08/31/18	40
Beavercreek, OH	100%	—	1,622	24,215	25,837	7,561	1,622	31,773	33,395	(5,805)	2016	11/01/18	40
McCordsville, IN	100%	—	1,587	31,315	32,902	—	1,587	31,315	32,902	(3,487)	2017	01/07/20	40
Louisville, KY	100%	—	1,841	21,827	23,668	—	1,841	21,827	23,668	(2,359)	2015	01/31/20	40
Sellersburg, IN	100%	—	1,060	28,702	29,762	5,504	1,060	34,206	35,266	(3,336)	2015	04/01/20	40
Jasper, IN	100%	—	657	25,226	25,883	—	657	25,226	25,883	(1,614)	2019	10/01/21	40
Norman, OK	100%	—	557	2,663	3,220	1,135	557	3,798	4,355	(68)	1999	02/01/23	40
		24,092	39,325	509,434	548,759	27,811	40,406	532,868	573,274	(109,601)
Senior Housing - Managed
Frankenmuth, MI	100%	—	5,027	20,929	25,956	637	5,027	21,170	26,197	(6,342)	1982/2008	09/21/12	40
Gaylord, MI	100%	—	2,024	5,467	7,491	141	2,024	5,583	7,607	(2,060)	2002	12/14/12	40
East Tawas, MI	100%	—	258	3,713	3,971	399	258	3,984	4,242	(1,551)	2005	12/14/12	40
Marshfield, WI	100%	—	574	8,733	9,307	220	574	8,803	9,377	(2,623)	2010	12/18/12	40
Woodstock, VA	100%	—	597	5,465	6,062	117	597	5,448	6,045	(1,538)	1996/2015	06/28/13	40
Allen, TX	100%	—	2,190	45,767	47,957	948	2,190	50,510	52,700	(12,723)	2004/2010	09/25/14	40
Gainesville, FL	100%	—	2,139	44,789	46,928	1,562	2,139	49,736	51,875	(13,797)	1986/2013, 2015, 2019	09/25/14	40
McKinney, TX	100%	—	2,760	44,397	47,157	1,497	2,760	49,615	52,375	(12,854)	2006/2010, 2019	09/25/14	40
Raleigh, NC	100%	—	2,344	37,506	39,850	1,749	2,344	43,072	45,416	(10,650)	2002/2014, 2022	09/25/14	40
San Luis Obispo, CA	100%	—	4,992	30,909	35,901	1,117	4,992	35,062	40,054	(9,094)	1987/2006, 2015, 2021	09/25/14	40
Winston-Salem, NC	100%	—	2,995	24,428	27,423	676	2,995	26,841	29,836	(7,132)	2001	09/25/14	40
Longview, TX	100%	—	805	26,498	27,303	824	805	27,972	28,777	(7,930)	1985/2010	09/25/14	40
Kansas City, MO	100%	—	1,325	20,510	21,835	923	1,325	25,844	27,169	(6,657)	1983	09/25/14	40
Yuma, AZ	100%	—	530	21,775	22,305	484	530	22,678	23,208	(6,226)	1996/2014	09/25/14	40
Nashville, TN	100%	—	1,996	19,368	21,364	1,227	1,996	21,607	23,603	(6,530)	1986/2000	09/25/14	40
Branford, CT	100%	—	2,403	18,821	21,224	732	2,403	22,939	25,342	(5,668)	1987	09/25/14	40
Richmond, VA	100%	—	1,080	19,545	20,625	1,602	1,080	23,606	24,686	(6,296)	1989/2007, 2022	09/25/14	40
Auburn, AL	100%	—	3,209	17,326	20,535	516	3,209	18,482	21,691	(5,259)	2001	09/25/14	40
Menomonee Falls, WI	100%	—	1,477	18,778	20,255	426	1,477	20,272	21,749	(5,690)	2005/2006, 2007/2011, 2019	09/25/14	40
Glenville, NY	100%	—	978	18,257	19,235	571	978	19,711	20,689	(5,564)	2001/2014	09/25/14	40
Eustis, FL	100%	—	1,152	17,523	18,675	606	1,152	18,811	19,963	(5,669)	1984/1988, 2013	09/25/14	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Phoenix, AZ	100%	—	2,567	12,029	14,596	983	2,567	13,881	16,448	(4,425)	1986	09/25/14	40
Jonesboro, AR	100%	—	1,782	11,244	13,026	373	1,782	12,326	14,108	(3,705)	1999	09/25/14	40
Ogden, UT	100%	—	794	10,873	11,667	798	794	12,673	13,467	(3,764)	1985/2016	09/25/14	40
Olympia, WA	100%	—	2,477	23,767	26,244	923	2,477	27,924	30,401	(7,326)	1986/2016	10/07/14	40
Windsor, ON	100%	—	1,360	16,855	18,215	526	1,378	18,359	19,737	(4,576)	1998	06/11/15	40
London, ON	100%	—	960	19,056	20,016	368	972	20,408	21,380	(4,954)	1998/2015, 2019	06/11/15	40
Kelowna, BC	100%	—	2,321	8,308	10,629	626	2,352	9,846	12,198	(2,639)	1990/2019, 2020	06/11/15	40
Waterloo, ON	100%	—	1,823	22,135	23,958	380	1,848	23,213	25,061	(5,546)	2005/2015	06/11/15	40
Sarnia, ON	100%	—	1,187	20,346	21,533	740	1,203	22,905	24,108	(5,273)	2000/2019	06/11/15	40
Kamloops, BC	100%	—	679	8,024	8,703	250	687	9,040	9,727	(2,332)	1992/2014	06/11/15	40
Vernon, BC	100%	—	843	10,724	11,567	236	273	11,643	11,916	(2,829)	1990/2008, 2021	06/11/15	40
Penticton, BC	100%	—	763	6,771	7,534	239	773	7,940	8,713	(2,058)	1990/1991, 2014, 2019	06/11/15	40
Calgary, AB	100%	—	3,908	20,996	24,904	1,077	3,963	22,749	26,712	(5,259)	2013	09/17/15	40
Lake Stevens, WA	100%	—	1,559	9,059	10,618	96	1,559	9,168	10,727	(2,349)	1998/2012	09/17/15	40
Eugene, OR	100%	—	1,428	16,138	17,566	143	1,428	16,303	17,731	(3,690)	1996/1997, 2011, 2019	09/17/15	40
Tualatin, OR	100%	—	527	14,659	15,186	138	527	14,852	15,379	(3,364)	1995/1997, 2019	09/17/15	40
Salem, OR	100%	—	1,074	19,421	20,495	451	1,074	19,884	20,958	(4,774)	1989/1995, 2018	09/17/15	40
Ramsey, MN	100%	—	1,182	13,280	14,462	208	1,182	13,783	14,965	(2,627)	2015	10/06/17	40
Marshfield, WI	100%	—	500	4,134	4,634	89	500	4,263	4,763	(923)	2014	10/06/17	40
Dover, DE	100%	—	2,797	23,054	25,851	456	2,797	23,422	26,219	(4,245)	1999	01/02/18	40
Charleston, WV	100%	—	419	4,239	4,658	1,008	419	5,066	5,485	(1,302)	1969	01/02/18	40
Williamsport, PA	100%	—	296	9,191	9,487	907	296	9,973	10,269	(2,001)	1990/2009	01/02/18	40
Reading, PA	100%	—	684	12,950	13,634	276	684	13,201	13,885	(2,475)	2004	01/02/18	40
Scott Depot, WV	100%	—	230	6,271	6,501	713	230	6,767	6,997	(1,444)	1996	01/02/18	40
Clarks Summit, PA	100%	—	406	9,471	9,877	1,271	406	10,524	10,930	(2,264)	1997	01/02/18	40
Wyncote, PA	100%	—	1,781	4,911	6,692	814	1,781	5,517	7,298	(1,345)	1909	01/02/18	40
Douglassville, PA	100%	—	611	19,083	19,694	356	611	19,367	19,978	(3,418)	2008	01/02/18	40
Milford, DE	100%	—	1,199	18,786	19,985	589	1,199	19,231	20,430	(3,476)	1999	01/02/18	40
Oak Hill, WV	100%	—	609	2,636	3,245	1,157	609	3,703	4,312	(1,053)	2001/2014	01/02/18	40
Lewisburg, WV	100%	—	355	5,055	5,410	677	355	5,449	5,804	(1,227)	1995	01/02/18	40
Strasburg, VA	100%	—	666	5,551	6,217	22	666	5,573	6,239	(931)	2001	04/30/18	40
Richardson, TX	100%	—	2,282	10,556	12,838	1,288	2,282	11,934	14,216	(1,673)	1999/2020	11/01/19	40
Poway, CA	100%	—	3,693	14,467	18,160	1,072	3,693	15,688	19,381	(1,915)	1987/2011, 2021	11/22/19	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
New Braunfels, TX	100%	—	1,312	23,108	24,420	360	1,312	23,664	24,976	(2,871)	2015	01/15/20	40
Augusta, GA	100%	—	419	24,958	25,377	94	459	28,548	29,007	(2,343)	2018	03/05/21	40
Anchorage, AK	100%	—	1,965	29,533	31,498	150	1,965	29,683	31,648	(2,304)	2019	05/01/21	40
Loveland, OH	100%	—	3,691	21,168	24,859	41	3,691	21,269	24,960	(1,220)	2017	02/01/22	40
Indianapolis, IN	100%	—	4,950	32,631	37,581	43	6,299	41,563	47,862	(1,674)	2017	08/01/22	40
Saginaw, MI	100%	—	1,651	29,283	30,934	1,440	1,651	31,289	32,940	(1,247)	2013/2023	08/01/22	40
Madeira, OH	100%	—	2,858	42,670	45,528	3	2,858	42,691	45,549	(1,109)	2019	02/01/23	40
		—	101,463	1,087,895	1,189,358	38,355	102,457	1,187,028	1,289,485	(255,803)
Behavioral Health
Aurora, CO	100%	—	2,874	12,829	15,703	1,950	2,874	14,563	17,437	(3,931)	2009/2018, 2021	09/20/12	40
Colorado Springs, CO	100%	—	430	13,703	14,133	1,033	430	14,736	15,166	(4,445)	1985/2017, 2018	03/05/14	40
Colorado Springs, CO	100%	—	1,210	9,490	10,700	2,058	1,210	11,548	12,758	(2,326)	2013/2019	11/16/15	40
Bluffton, IN	100%	—	254	5,105	5,359	1,486	254	6,591	6,845	(1,364)	1970/2015, 2021	08/17/17	40
Elizabethtown, KY	100%	—	239	4,853	5,092	699	239	5,552	5,791	(971)	1969	08/17/17	40
Morrilton, AR	100%	—	508	—	508	3,169	508	3,169	3,677	(98)	1988/2019, 2023	08/17/17	40
Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(11,140)	1996/2013	08/17/17	40
Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(8,505)	2001/2016	08/17/17	40
Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(12,348)	1974/2011	08/17/17	40
Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(8,190)	1984/2018	08/17/17	40
San Diego, CA	100%	—	8,403	55,015	63,418	7,599	8,403	62,614	71,017	(11,947)	1988/2017	08/17/17	40
New London, CT	100%	—	356	152	508	3,665	356	3,817	4,173	(746)	1967/2016, 2021	08/17/17	40
Carmel, IN	100%	—	963	4,347	5,310	—	963	4,347	5,310	(680)	1996/2019	07/24/19	40
Louisville, KY	100%	—	1,078	8,305	9,383	—	1,078	8,305	9,383	(1,153)	2002/2018	08/21/19	40
Monroeville, PA	100%	—	2,034	1,758	3,792	18,545	2,034	20,303	22,337	(2,869)	1987/2020	12/18/19	40
Gulf Breeze, FL	100%	—	498	1,480	1,978	3,733	498	5,213	5,711	(139)	2001/2021	03/15/21	40
Greenville, SC	100%	—	1,197	9,496	10,693	21,507	1,197	31,012	32,209	(574)	1994/2022	12/16/21	40
Raytown, MO	100%	—	1,475	6,564	8,039	8,379	1,475	14,943	16,418	(517)	1978/2022	10/27/22	40
		—	57,718	365,403	423,121	73,823	57,718	439,019	496,737	(71,943)

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Specialty Hospitals and Other
Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(22,152)	2009	05/03/11	40
Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(7,195)	2009/2016	08/17/17	40
Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(4,600)	1992	08/17/17	40
Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(2,416)	1999/2009	08/17/17	40
Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(2,516)	1995/1998	08/17/17	40
Orange, CA	100%	—	2,060	5,538	7,598	145	2,060	5,683	7,743	(986)	2000	08/17/17	40
Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,384	3,286	(458)	1993	08/17/17	40
Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(278)	1994/2009	08/17/17	40
Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(477)	1992	08/17/17	40
San Marcos, TX	100%	—	51	359	410	62	51	359	410	(67)	1869	08/17/17	40
Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(605)	1989	08/17/17	40
Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(669)	1985/1991	08/17/17	40
Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,814	2,918	(495)	1990/2012	08/17/17	40
Seguin, TX	100%	—	52	805	857	—	52	805	857	(154)	1970	08/17/17	40
Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(4,386)	2000	08/17/17	40
		—	20,434	204,759	225,193	314	20,434	205,009	225,443	(47,454)
		48,143	546,940	4,830,944	5,377,884	232,080	546,598	5,089,202	5,635,800	(1,020,454)

		—	—	136	136	2,411	—	2,547	2,547	(632)
		$48,143	$546,940	$4,831,080	$5,378,020	$234,491	$546,598	$5,091,749	$5,638,347	$(1,021,086)
(1)    Encumbrances do not include deferred financing costs, net of $0.8 million as of December 31, 2023.
(2)    Building and building improvements include land improvements and furniture and equipment.
(3)    The aggregate cost of real estate for federal income tax purposes was $4.7 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Real estate:
Balance at the beginning of the year	$5,872,688	$5,994,208	$5,966,695
Acquisitions	86,626	101,413	96,157
Improvements	86,073	65,111	47,319
Impairment	(18,853)	(160,550)	(11,063)
Sale of real estate	(379,272)	(110,901)	(102,575)
Foreign currency translation	3,394	(10,247)	524
Other (1)	(12,309)	(6,346)	(2,849)
Balance at the end of the year	$5,638,347	$5,872,688	$5,994,208

Accumulated depreciation:
Balance at the beginning of the year	$(913,345)	$(831,324)	$(681,657)
Depreciation expense	(171,278)	(170,159)	(170,264)
Impairment	4,432	66,603	1,666
Sale of real estate	49,585	13,217	16,097
Foreign currency translation	(747)	1,972	(15)
Other (1)	10,267	6,346	2,849
Balance at the end of the year	$(1,021,086)	$(913,345)	$(831,324)
(1)    Primarily represents real estate and accumulated depreciation related to fully-depreciated assets and reductions to net real estate due to casualty events.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2023
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
River Vista	10.0%	2027	(2)	$—	$19,000	$19,000	N/A
Recovery Centers of America	7.5	2026	(2)	—	300,000	300,000	N/A
				$—	$319,000	$319,000
(1)    The aggregate cost for federal income tax purposes was $321.2 million as of December 31, 2023.
(2)    Interest is due monthly, and principal is due at the maturity date.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$319,000	$312,343	$22,343
Additions during period:
Draws	—	10,000	—
New mortgage loans	—	—	290,000
Deductions during period:
Paydowns/repayments	—	(3,343)	—
Balance at the end of the year	$319,000	$319,000	$312,343

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California, on February 27, 2024.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chief Executive Officer, President and Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chief Executive Officer, President and Chair (Principal Executive Officer)	February 27, 2024
Richard K. Matros

/S/ MICHAEL COSTA	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer)	February 27, 2024
Michael Costa

/S/ JESSICA FLORES	Chief Accounting Officer, Executive Vice President (Principal Accounting Officer)	February 27, 2024
Jessica Flores

/S/ CRAIG A. BARBAROSH	Director	February 27, 2024
Craig A. Barbarosh

/S/ KATIE CUSACK	Director	February 27, 2024
Katie Cusack

/S/ MICHAEL J. FOSTER	Director	February 27, 2024
Michael J. Foster

/S/ LYNNE S. KATZMANN	Director	February 27, 2024
Lynne S. Katzmann

/S/ ANN KONO	Director	February 27, 2024
Ann Kono

/S/ JEFFREY A. MALEHORN	Director	February 27, 2024
Jeffrey A. Malehorn

/S/ CLIFTON J. PORTER II	Director	February 27, 2024
Clifton J. Porter II