Form 10-Q
period 2024-03-31
Sabra Health Care REIT, Inc.
filed 2024-05-08
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2024, there were 231,495,570 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,059,405 and $1,021,086 as of March 31, 2024 and December 31, 2023, respectively	$4,577,318	$4,617,261
Loans receivable and other investments, net	422,472	420,624
Investment in unconsolidated joint ventures	132,022	136,843
Cash and cash equivalents	59,927	41,285
Restricted cash	6,003	5,434
Lease intangible assets, net	28,301	30,897
Accounts receivable, prepaid expenses and other assets, net	148,395	133,806
Total assets	$5,374,438	$5,386,150

Liabilities
Secured debt, net	$46,810	$47,301
Revolving credit facility	146,127	94,429
Term loans, net	534,993	537,120
Senior unsecured notes, net	1,735,455	1,735,253
Accounts payable and accrued liabilities	112,764	136,981
Lease intangible liabilities, net	31,115	32,532
Total liabilities	2,607,264	2,583,616
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 231,494,286 and 231,266,020 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,315	2,313
Additional paid-in capital	4,495,663	4,494,755
Cumulative distributions in excess of net income	(1,761,999)	(1,718,279)
Accumulated other comprehensive income	31,195	23,745
Total equity	2,767,174	2,802,534
Total liabilities and equity	$5,374,438	$5,386,150

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and related revenues (Note 6)	$91,776	$95,870
Resident fees and services	66,031	56,721
Interest and other income	8,940	8,733
Total revenues	166,747	161,324
Expenses:
Depreciation and amortization	42,914	52,827
Interest	28,408	28,540
Triple-net portfolio operating expenses	4,324	4,168
Senior housing - managed portfolio operating expenses	49,669	43,637
General and administrative	11,890	10,502
Recovery of loan losses	(137)	(208)
Impairment of real estate	3,137	7,064
Total expenses	140,205	146,530
Other income (expense):
Loss on extinguishment of debt	—	(1,541)
Other income	760	341
Net loss on sales of real estate	—	(21,515)
Total other income (expense)	760	(22,715)

Income (loss) before loss from unconsolidated joint ventures and income tax expense	27,302	(7,921)
Loss from unconsolidated joint ventures	(595)	(838)
Income tax expense	(453)	(728)
Net income (loss)	$26,254	$(9,487)

Net income (loss), per:
Basic common share	$0.11	$(0.04)
Diluted common share	$0.11	$(0.04)

Weighted average number of common shares outstanding, basic	231,453,564	231,164,876
Weighted average number of common shares outstanding, diluted	233,365,031	231,164,876

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$26,254	$(9,487)
Other comprehensive income:
Unrealized gain (loss), net of tax:
Foreign currency translation loss	(1,498)	(1,623)
Unrealized gain (loss) on cash flow hedges	8,948	(2)
Total other comprehensive income (loss)	7,450	(1,625)

Comprehensive income (loss)	$33,704	$(11,112)

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, December 31, 2022	231,009,295	$2,310	$4,486,967	$(1,451,945)	$19,063	$3,056,395
Net loss	—	—	—	(9,487)	—	(9,487)
Other comprehensive loss	—	—	—	—	(1,625)	(1,625)
Amortization of stock-based compensation	—	—	2,675	—	—	2,675
Common stock issuance, net	185,853	2	(1,935)	—	—	(1,933)
Common dividends ($0.30 per share)	—	—	—	(69,798)	—	(69,798)
Balance, March 31, 2023	231,195,148	$2,312	$4,487,707	$(1,531,230)	$17,438	$2,976,227

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, December 31, 2023	231,266,020	$2,313	$4,494,755	$(1,718,279)	$23,745	$2,802,534
Net income	—	—	—	26,254	—	26,254
Other comprehensive income	—	—	—	—	7,450	7,450
Amortization of stock-based compensation	—	—	3,049	—	—	3,049
Common stock issuance, net	228,266	2	(2,141)	—	—	(2,139)
Common dividends ($0.30 per share)	—	—	—	(69,974)	—	(69,974)
Balance, March 31, 2024	231,494,286	$2,315	$4,495,663	$(1,761,999)	$31,195	$2,767,174

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$26,254	$(9,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,914	52,827
Non-cash rental and related revenues	591	(2,398)
Non-cash interest income	7	(392)
Non-cash interest expense	3,071	3,014
Stock-based compensation expense	2,521	2,229
Loss on extinguishment of debt	—	1,541
Recovery of loan losses	(137)	(208)
Net loss on sales of real estate	—	21,515
Impairment of real estate	3,137	7,064
Loss from unconsolidated joint ventures	595	838
Distributions of earnings from unconsolidated joint ventures	1,478	367
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,288)	(2,782)
Accounts payable and accrued liabilities	(21,348)	(5,839)
Net cash provided by operating activities	52,795	68,289
Cash flows from investing activities:
Acquisition of real estate	—	(39,630)
Origination and fundings of loans receivable	(102)	(1,800)
Origination and fundings of preferred equity investments	(1,007)	(6,384)
Additions to real estate	(12,935)	(19,540)
Repayments of loans receivable	391	6,144
Repayments of preferred equity investments	617	1,433
Investment in unconsolidated joint ventures	(188)	(4,797)
Net proceeds from the sales of real estate	—	152,259
Net proceeds from sales-type lease	—	25,490
Net cash (used in) provided by investing activities	(13,224)	113,175
Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facility	52,404	(118,442)
Proceeds from term loans	—	12,186
Principal payments on secured debt	(503)	(490)
Payments of deferred financing costs	(80)	(18,127)
Issuance of common stock, net	(2,606)	(1,847)
Dividends paid on common stock	(69,444)	(69,351)
Net cash used in financing activities	(20,229)	(196,071)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,342	(14,607)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(131)	(641)
Cash, cash equivalents and restricted cash, beginning of period	46,719	53,932
Cash, cash equivalents and restricted cash, end of period	$65,930	$38,684
Supplemental disclosure of cash flow information:
Interest paid	$20,495	$22,318
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$4,644
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2024 and December 31, 2023 and for the three month periods ended March 31, 2024 and 2023. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2024, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2024, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2024, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Updates
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future Canadian Dollar Offered Rate (“CDOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. For all derivatives in hedge accounting relationships, the Company will utilize the effective relief in Topic 848 that allows for the continuation of hedge accounting throughout the transition process. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect the adoption of ASUs 2020-04, 2021-01 and 2022-06 to have a material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as disclosure of the title and position of the chief operating decision maker (“CODM”) and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures, primarily through enhanced rate reconciliation disclosures, including specified categories, and enhanced income taxes paid disclosures, including disaggregation by federal, state and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
No acquisitions were completed during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company acquired one Senior Housing - Leased community and one Senior Housing - Managed community that was part of the Company’s proprietary development pipeline and was previously reflected as a preferred equity investment which had a book value of $4.6 million at the time of acquisition. The consideration was allocated as follows (in thousands):

Three Months Ended March 31, 2023
Land	$3,415
Building and improvements	45,333
Tenant origination and absorption costs intangible assets	2,706
Tenant relationship intangible assets	20
Total consideration	$51,474
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

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	237	26,667	$3,043,320	$(555,220)	$2,488,100
Senior Housing - Leased	38	3,191	475,831	(94,895)	380,936
Senior Housing - Managed	66	6,341	1,392,189	(284,444)	1,107,745
Behavioral Health	18	1,159	496,934	(75,334)	421,600
Specialty Hospitals and Other	15	392	225,498	(48,808)	176,690
	374	37,750	5,633,772	(1,058,701)	4,575,071
Corporate Level			2,951	(704)	2,247
			$5,636,723	$(1,059,405)	$4,577,318
As of December 31, 2023

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	241	26,769	$3,050,861	$(535,653)	$2,515,208
Senior Housing - Leased	43	3,473	573,274	(109,601)	463,673
Senior Housing - Managed	61	6,041	1,289,485	(255,803)	1,033,682
Behavioral Health	18	1,159	496,737	(71,943)	424,794
Specialty Hospitals and Other	15	392	225,443	(47,454)	177,989
	378	37,834	5,635,800	(1,020,454)	4,615,346
Corporate Level			2,547	(632)	1,915
			$5,638,347	$(1,021,086)	$4,617,261

	March 31, 2024	December 31, 2023
Building and improvements	$4,843,475	$4,843,258
Furniture and equipment	239,086	238,185
Land improvements	10,253	10,306
Land	543,909	546,598
Total real estate at cost	5,636,723	5,638,347
Accumulated depreciation	(1,059,405)	(1,021,086)
Total real estate investments, net	$4,577,318	$4,617,261
Capital and Other Expenditures
As of March 31, 2024, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $21 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
The Company received $1.3 million of insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities, and recorded $0.9 million of business interruption insurance income during the three months ended March 31, 2024 which is included in other income on the accompanying consolidated statements of income (loss). The remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income (loss).
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of March 31, 2024	Ownership as of March 31, 2024 (1)	Book Value
				March 31, 2024	December 31, 2023
Sienna Joint Venture	Senior Housing - Managed	12	50%	$115,921	$119,724
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	16,101	17,119
				$132,022	$136,843
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    ASSETS HELD FOR SALE, IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Assets Held for Sale
As of March 31, 2024, the Company determined that four skilled nursing/transitional care facilities with an aggregate net book value of $4.4 million met the criteria to be classified as assets held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. Subsequent to March 31, 2024, the Company completed the sale of three of these facilities for an aggregate gross sales price of $6.2 million.

Impairment of Real Estate
During the three months ended March 31, 2024 and 2023, the Company recognized real estate impairment of $3.1 million related to three skilled nursing/transitional care facilities that are held for sale and $7.1 million related to one skilled nursing/transitional care facility that has sold, respectively.
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
Dispositions
No dispositions were completed during the three months ended March 31, 2024. The following table summarizes the Company’s dispositions for the period presented (dollars in millions):

Three Months Ended March 31, 2023
Number of facilities	8
Consideration, net of closing costs	$160.3
Net carrying value	181.8
Net loss on sale	$(21.5)
The Company recognized net loss of $22.1 million during the three months ended March 31, 2023, which includes net loss on sale from these facilities.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    OPERATING LEASES
Lessor Accounting
As of March 31, 2024, the substantial majority of the Company’s real estate properties (excluding 66 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of March 31, 2024, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $8.0 million and $16.4 million as of March 31, 2024 and December 31, 2023, respectively, and letters of credit deposited with the Company totaled approximately $64 million and $56 million as of March 31, 2024 and December 31, 2023, respectively. In addition, the Company’s tenants have deposited with the Company $12.0 million and $12.4 million as of March 31, 2024 and December 31, 2023, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.3 million and $3.8 million during the three months ended March 31, 2024 and 2023, respectively.
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
For the three months ended March 31, 2024, no tenant relationship represented 10% or more of the Company’s total revenues.
As of March 31, 2024, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

April 1 through December 31, 2024	$278,698
2025	367,860
2026	351,473
2027	329,118
2028	305,441
Thereafter	1,300,476
$2,933,066
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of March 31, 2024 and December 31, 2023, the Company had $11.4 million and $11.6 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $12.4 million and $12.5 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
During the three months ended March 31, 2024 and 2023, the Company incurred lease expense of $0.4 million and $0.3 million, respectively. As of March 31, 2024, the weighted average remaining lease term and discount rate were 17 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

April 1 through December 31, 2024	$996
2025	1,802
2026	1,324
2027	1,347
2028	1,330
Thereafter	18,104
Undiscounted minimum lease payments included in the lease liability	24,903
Less: imputed interest	(12,480)
Present value of lease liability	$12,423

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2024 and December 31, 2023, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of March 31, 2024
Investment	Quantity as of March 31, 2024	Property Type	Principal Balance as of March 31, 2024 (1)	Book Value as of March 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2024
Loans Receivable:
Mortgage	2	Behavioral Health	$319,000	$319,000	$319,000	7.6%	7.6%	11/01/26 - 01/31/27
Other	12	Multiple	53,620	50,181	50,440	7.8%	7.4%	10/01/23 - 05/01/29
	14		372,620	369,181	369,440	7.7%	7.6%
Allowance for loan losses			—	(6,528)	(6,665)
			$372,620	$362,653	$362,775
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	59,632	59,819	57,849	11.0%	11.0%	N/A
Total	19		$432,252	$422,472	$420,624	8.1%	8.1%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2024, the Company has committed to provide up to $1.8 million of future funding related to one preferred equity investment and one loan receivable investment.
Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Allowance for loan losses:
Balance at beginning of the period	$6,665	$6,611
Recovery of loan losses	(137)	(208)
Balance at end of the period	$6,528	$6,403

	March 31, 2024	December 31, 2023
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of March 31, 2024 and December 31, 2023, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of		As of March 31, 2024
Interest Rate Type	March 31, 2024 (1)	December 31, 2023 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$47,640	$48,143	2.85%	3.35%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.8 million as of each of March 31, 2024 and December 31, 2023.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2024 (1)	December 31, 2023 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $4.4 million and deferred financing costs, net of $10.1 million as of March 31, 2024 and does not include discount, net of $4.3 million and deferred financing costs, net of $10.5 million as of December 31, 2023. In addition, the weighted average effective interest rate as of March 31, 2024 was 4.01%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2024, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
Credit Agreement
On January 4, 2023, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”). During the three months ended March 31, 2023, the Company recorded $18.1 million of deferred financing costs related to the Credit Agreement and recognized $1.5 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the unsecured credit agreement.
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
As of March 31, 2024, there was $146.1 million (including CAD $40.8 million) outstanding under the Revolving Credit Facility and $853.9 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, CDOR for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of March 31, 2024, the weighted average interest rate on the Revolving Credit Facility was 6.51%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of March 31, 2024, the interest rate on the U.S. dollar Term Loan was 6.69%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal CDOR plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of March 31, 2024, the interest rate on the Canadian dollar Term Loan was 6.54%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the SOFR portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.69% and interest rate swaps that fix the CDOR portion of the interest rate for CAD $150.0 million of CDOR-based borrowings under its Canadian dollar Term Loan at a rate of 1.63%. As of March 31, 2024, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 3.94% and 2.88%, respectively. In addition, the Canadian dollar Term Loan and the CAD $40.8 million outstanding as of March 31, 2024 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2024, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $28.4 million and $28.5 million during the three months ended March 31, 2024 and 2023, respectively. Interest expense includes non-cash interest expense of $3.1 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $21.3 million and $16.5 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2024 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1 through December 31, 2024	$1,530	$—	$—	$—	$1,530
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	146,127	—	100,000	248,333
2028	2,266	—	540,760	—	543,026
Thereafter	37,402	—	—	1,150,000	1,187,402
Total Debt	47,640	146,127	540,760	1,750,000	2,484,527
Discount, net	—	—	—	(4,443)	(4,443)
Deferred financing costs, net	(830)	—	(5,767)	(10,102)	(16,699)
Total Debt, Net	$46,810	$146,127	$534,993	$1,735,455	$2,463,385
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of March 31, 2024, approximately $8.6 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$753,750	$753,750
Denominated in Canadian Dollars (2)	$300,000	$300,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$52,920	$55,335
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$190,800	$194,300
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$3,380	$965
(1) Balance as of March 31, 2024 includes two forward starting interest rate swaps with an effective date of August 2024 and an aggregate notional amount of $323.8 million.
(2)    Balance as of March 31, 2024 includes two forward starting interest rate swaps with an effective date of September 2024 and an aggregate notional amount of CAD $150.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2024 and December 31, 2023 (dollars in thousands):

		Count as of March 31, 2024	Fair Value as of		Maturity Dates
Type	Designation		March 31, 2024	December 31, 2023		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$6,022	$6,002	2024 - 2028	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	2,250	3,216	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	4	14,982	6,736	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	3,881	2,964	2025	Accounts receivable, prepaid expenses and other assets, net
			$27,135	$18,918
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	30,127	33,429	2027	Revolving credit facility
CAD Term Loan	Net investment	1	110,760	113,190	2028	Term loans, net
			$140,887	$146,619

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income (loss) and the consolidated statements of equity for the three months ended March 31, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2024	2023
Cash Flow Hedges:
Interest rate products	$11,492	$1,565
Net Investment Hedges:
Foreign currency products	911	(14)
CAD borrowings under Revolving Credit Facility	(503)	(1,026)
CAD term loan	2,430	(140)
	$14,330	$385

		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended March 31,
	Income Statement Location	2024	2023
Cash Flow Hedges:
Interest rate products	Interest expense	$2,449	$1,572
During the three months ended March 31, 2024 and 2023, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2024, the Company had no material balances related to derivatives not designated as hedging instruments. During the three months ended March 31, 2024, the Company recorded $0.1 million of other income related to the portion of derivatives not designated as hedging instruments and no such expense was recorded during the three months ended March 31, 2023.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023 (in thousands):

As of March 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$27,135	$—	$27,135	$—	$—	$27,135
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$18,918	$—	$18,918	$—	$—	$18,918
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2024, the Company had no derivatives in a net liability position related to these agreements.

10.    FAIR VALUE DISCLOSURES
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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 14% with a weighted average rate of 7% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 whose carrying amounts do not approximate their fair value (in thousands):

	As of March 31, 2024			As of December 31, 2023
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$372,620	$362,653	$379,941	$372,873	$362,775	$383,141
Preferred equity investments	59,632	59,819	61,684	57,681	57,849	59,526
Financial liabilities:
Senior Notes	1,750,000	1,735,455	1,574,855	1,750,000	1,735,253	1,567,428
Secured indebtedness	47,640	46,810	35,420	48,143	47,301	36,279
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2024 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$379,941	$—	$—	$379,941
Preferred equity investments	61,684	—	—	61,684
Financial liabilities:
Senior Notes	1,574,855	—	1,574,855	—
Secured indebtedness	35,420	—	—	35,420
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

Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2024, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$6,022	$—	$6,022	$—
Interest rate collars	2,250	—	2,250	—
Forward starting interest rate swaps	14,982	—	14,982	—
Cross currency interest rate swaps	3,881	—	3,881	—

11.    EQUITY
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
During the three months ended March 31, 2024, no shares were sold under the ATM Program and the Company did not utilize the forward feature of the ATM Program. As of March 31, 2024, the Company had $500.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2024:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1, 2024	February 13, 2024	$0.30	February 29, 2024
During the three months ended March 31, 2024, the Company issued 0.2 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2024 and 2023, the Company incurred $2.0 million and $1.4 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	March 31, 2024	December 31, 2023
Foreign currency translation (loss) gain	$(535)	$963
Unrealized gain on cash flow hedges	31,730	22,782
Total accumulated other comprehensive income	$31,195	$23,745

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income (loss)	$26,254	$(9,487)
Denominator
Basic weighted average common shares and common equivalents	231,453,564	231,164,876
Dilutive restricted stock units	1,911,467	—
Diluted weighted average common shares	233,365,031	231,164,876
Net income (loss), per:
Basic common share	$0.11	$(0.04)
Diluted common share	$0.11	$(0.04)
During the three months ended March 31, 2024 and 2023, approximately 2,300 and 0.7 million restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2024, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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

Dividend Declaration
On May 8, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 31, 2024 to common stockholders of record as of the close of business on May 20, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2023 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
The above factors, together with the impact of COVID-19, have resulted in decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. Our Senior Housing - Managed portfolio has been similarly impacted, and we expect that decreased occupancy and increased operating costs will continue to negatively impact the operating results of these investments. While our tenants, borrowers and Senior Housing - Managed portfolio have experienced increases in occupancy, certain of those occupancy rates are still below pre-pandemic levels. On the labor front, our tenants, borrowers and Senior Housing - Managed portfolio have significantly reduced their reliance on agency staffing which was a mainstay in the wake of COVID-19, and while they continue to experience improvements in both permanent labor availability and overall costs from the worst points of the pandemic, permanent labor supply remains lower and costs remain higher than pre-pandemic levels. We are, however, encouraged by increases our tenants are receiving in reimbursement rates in our skilled nursing/transitional care portfolio, as those increases have led to margin recovery despite occupancy being below pre-pandemic levels.
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
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2023 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2024.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2024, our investment portfolio consisted of 374 real estate properties held for investment, four assets held for sale, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. As of March 31, 2023, our investment portfolio consisted of 396 real estate properties held for investment, 13 investments in loans receivable, six preferred equity investments and three investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.

Comparison of results of operations for the three months ended March 31, 2024 versus the three months ended March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2024	2023
Revenues:
Rental and related revenues	$91,776	$95,870	$(4,094)	(4)%	$(2,056)	$(2,038)
Resident fees and services	66,031	56,721	9,310	16%	883	8,427
Interest and other income	8,940	8,733	207	2%	(356)	563
Expenses:
Depreciation and amortization	42,914	52,827	(9,913)	(19)%	(1,943)	(7,970)
Interest	28,408	28,540	(132)	—%	—	(132)
Triple-net portfolio operating expenses	4,324	4,168	156	4%	(62)	218
Senior housing - managed portfolio operating expenses	49,669	43,637	6,032	14%	186	5,846
General and administrative	11,890	10,502	1,388	13%	—	1,388
Recovery of loan losses	(137)	(208)	71	(34)%	—	71
Impairment of real estate	3,137	7,064	(3,927)	(56)%	(7,064)	3,137
Other expense:
Loss on extinguishment of debt	—	(1,541)	1,541	(100)%	—	1,541
Other income	760	341	419	123%	—	419
Net loss on sales of real estate	—	(21,515)	21,515	(100)%	21,515	—
Loss from unconsolidated joint ventures	(595)	(838)	243	(29)%	(31)	274
Income tax expense	(453)	(728)	275	(38)%	—	275
(1)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of investments/dispositions made after January 1, 2023.
(2)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 that is not a direct result of investments/dispositions made after January 1, 2023.
Rental and Related Revenues
During the three months ended March 31, 2024, we recognized $91.8 million of rental income compared to $95.9 million for the three months ended March 31, 2023. The $4.1 million net decrease in rental income is related to (i) a $3.1 million decrease from properties disposed of after January 1, 2023, (ii) a $2.4 million increase of non-cash rent and lease inducement write-offs related to leases that are no longer accounted for on an accrual basis and (iii) a $1.1 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into with Genesis in 2017. The decreases are partially offset by (i) a $1.1 million increase from properties acquired after January 1, 2023 and (ii) a $1.2 million increase due to incremental revenue related to capital expenditures.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2024 and 2023.
Resident Fees and Services
During the three months ended March 31, 2024, we recognized $66.0 million of resident fees and services compared to $56.7 million for the three months ended March 31, 2023. The $9.3 million net increase is due to (i) a $5.1 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2023, (ii) a $3.1 million increase related to increased occupancy and an increase in rates and (iii) a $1.3 million increase from one Senior

Housing - Managed community acquired after January 1, 2023. These increases are partially offset by a $0.4 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2023.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended March 31, 2024, we recognized $8.9 million of interest and other income compared to $8.7 million for the three months ended March 31, 2023. The net increase of $0.2 million is due to (i) a $0.4 million increase due to increased fundings for existing investments, (ii) a $0.2 million increase from investments made after January 1, 2023 and (iii) a $0.2 million increase in bank interest income, partially offset by a $0.6 million decrease in income from investments repaid after January 1, 2023.
Depreciation and Amortization
During the three months ended March 31, 2024, we incurred $42.9 million of depreciation and amortization expense compared to $52.8 million for the three months ended March 31, 2023. The net decrease of $9.9 million is due to (i) an $8.2 million decrease due to accelerating the remaining useful life of a facility that was demolished in 2023, (ii) a $2.2 million decrease from properties disposed of after January 1, 2023 and (iii) a $0.7 million decrease due to assets that have been fully depreciated. These decreases are partially offset by a $1.1 million increase from additions to real estate and a $0.3 million increase from properties acquired after January 1, 2023.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2024, we incurred $28.4 million of interest expense compared to $28.5 million for the three months ended March 31, 2023. The $0.1 million net decrease is primarily related to borrowings outstanding under the Credit Agreement (as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2024, we recognized $4.3 million of triple-net portfolio operating expenses compared to $4.2 million during the three months ended March 31, 2023. The $0.2 million net increase is primarily due to adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2024, we recognized $49.7 million of Senior Housing - Managed portfolio operating expenses compared to $43.6 million for the three months ended March 31, 2023. The $6.0 million net increase is due to (i) a $4.5 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2023, (ii) a $0.6 million increase related to one Senior Housing - Managed community acquired after January 1, 2023, (iii) a $0.5 million increase in management fees and dining expenses due to increased occupancy and (iv) a $0.3 million increase in employee compensation primarily due to increased labor rates and staffing. The increases are partially offset by a $0.4 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2023.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended March 31, 2024, general and administrative expenses were $11.9 million compared to $10.5 million during the three months ended March 31, 2023. The $1.4 million net increase is related to (i) a $0.9 million increase in compensation, including a $0.3 million increase in stock-based compensation, for our teammates as a result of annual salary adjustments and (ii) a $0.2 million increase in office expense primarily related to the new corporate office lease.
Recovery of Loan Losses
During the three months ended March 31, 2024 and 2023, we recognized a $0.1 million and a $0.2 million recovery of loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
During the three months ended March 31, 2024, we recognized $3.1 million impairment of real estate related to three skilled nursing/transitional care facilities that are held for sale as of March 31, 2024. During the three months ended March 31, 2023, we recognized $7.1 million impairment of real estate related to one skilled nursing/transitional care facility that has sold.

See Note 5, “Assets Held for Sale, Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Loss on Extinguishment of Debt
No loss on extinguishment of debt was recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, we recognized $1.5 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the fifth amended and restated unsecured credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC and the other parties thereto on September 9, 2019.
Other Income
During the three months ended March 31, 2024, we recognized $0.8 million of other income primarily related to business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire. During the three months ended March 31, 2023, we recognized $0.3 million of other income primarily due to the sale of licensed beds.
Net Loss on Sales of Real Estate
No gain or loss on sales of real estate was recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, we recognized an aggregate net loss of $21.5 million related to the disposition of six skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community.
Loss from Unconsolidated Joint Ventures
During the three months ended March 31, 2024, we recognized $0.6 million of loss from our unconsolidated joint ventures compared to $0.8 million of loss for the three months ended March 31, 2023. The $0.2 million net decrease in loss is primarily related to a $0.6 million increase in revenues net of operating expenses primarily due to increased occupancy, including $0.2 million related to one senior housing community acquired by one of our joint ventures after January 1, 2023. The decrease in loss is partially offset by an increase of $0.2 million of depreciation expense and $0.2 million of interest expense, both primarily related to the senior housing community acquired after January 1, 2023.
Income Tax Expense
During the three months ended March 31, 2024, we recognized $0.5 million of income tax expense compared to $0.7 million during the three months ended March 31, 2023. The $0.3 million decrease is due to lower taxable income.
Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“Nareit”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, Nareit created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint ventures, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint ventures, and real estate impairment charges of both consolidated and unconsolidated entities when the impairment is directly attributable to decreases in the value of the depreciable real estate held by the entity. AFFO is defined as FFO excluding stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for (recovery of) loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including noncapitalizable acquisition costs, transaction costs related to operator transitions and organizational or other restructuring activities, ineffectiveness gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint ventures. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current Nareit definition or that interpret the current Nareit definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2024 and 2023, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$26,254	$(9,487)
Depreciation and amortization of real estate assets	42,914	52,827
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	2,229	2,048
Net loss on sales of real estate	—	21,515
Impairment of real estate	3,137	7,064
FFO	74,534	73,967

Stock-based compensation expense	2,521	2,229
Non-cash rental and related revenues	591	(2,398)
Non-cash interest income	7	(392)
Non-cash interest expense	3,071	3,014
Non-cash portion of loss on extinguishment of debt	—	1,541
Recovery of loan losses	(137)	(208)
Other adjustments related to unconsolidated joint ventures	153	69
Other adjustments	410	403
AFFO	$81,150	$78,225

FFO per diluted common share	$0.32	$0.32
AFFO per diluted common share	$0.35	$0.34

Weighted average number of common shares outstanding, diluted:
FFO	233,365,031	231,892,769
AFFO	234,671,379	233,168,932
The following table sets forth additional information related to certain other items included in net income (loss) above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
	Net Income		FFO		AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs	$3.0	$0.5	$3.0	$0.5	$—	$—
Recovery of loan losses	(0.1)	(0.2)	(0.1)	(0.2)	—	—
Loss on extinguishment of debt	—	1.5	—	1.5	—	—
Other income (expense):
Insurance income	0.9	—	0.9	—	0.9	—

Liquidity and Capital Resources
As of March 31, 2024, we had approximately $913.8 million in liquidity, consisting of unrestricted cash and cash equivalents of $59.9 million and available borrowings under our Revolving Credit Facility (as defined below) of $853.9 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
During the three months ended March 31, 2024, no shares were sold under the ATM Program and we did not utilize the forward feature of the ATM Program. As of March 31, 2024, we had $500.0 million available under the ATM Program.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $52.8 million for the three months ended March 31, 2024. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $13.2 million and included $12.9 million used for additions to real estate, $1.0 million used to provide funding for a preferred equity investment, $0.2 million used for the investment in an unconsolidated joint venture and $0.1 million used to provide funding for a loan receivable, partially offset by $0.6 million in repayments of preferred equity investments and $0.4 million in repayments of loans receivable.
Cash Flows from Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $20.2 million and included $69.4 million of dividends paid to stockholders, $2.6 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, $0.5 million of principal repayments on secured debt and $0.1 million of payments of deferred financing costs related to the Credit Agreement, partially offset by $52.4 million of net proceeds from our Revolving Credit Facility.

Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of March 31, 2024 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $4.4 million and deferred financing costs, net of $10.1 million as of March 31, 2024.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2024, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2024, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of March 31, 2024, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$47,640	2.85%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of March 31, 2024.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of March 31, 2024, applicable interest rates in effect as of March 31, 2024, and including the impact of interest rate swaps and collars are $84.2 million for the remainder of 2024, $106.8 million in 2025, $106.7 million in 2026, $66.0 million in 2027, $40.6 million in 2028 and $100.9 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the three months ended March 31, 2024 and 2023, our aggregate capital expenditures were $12.9 million and $19.5 million, respectively. As of March 31, 2024, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $21 million, of which $16 million will directly result in incremental rental income, and approximately

$11 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of March 31, 2024, we have committed to provide up to $1.8 million of future funding related to one preferred equity investment and one loan receivable investment.
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
We paid dividends of $69.4 million on our common stock during the three months ended March 31, 2024. On May 8, 2024, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 31, 2024 to common stockholders of record as of May 20, 2024.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2024 and December 31, 2023 and aggregate summarized statement of loss information for the three months ended March 31, 2024 is as follows (in thousands):

	March 31, 2024	December 31, 2023
Total assets	$102,752	$72,730
Total liabilities	2,321,743	2,272,119

	Three Months Ended March 31, 2024
Total revenues	$215
Total expenses	35,135
Net loss	(35,359)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 374 real estate properties held for investment as of March 31, 2024 is diversified by location across the U.S. and Canada.
For the three months ended March 31, 2024, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2024, 39.7% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On March 28, 2024, CMS issued a proposed rule regarding fiscal year 2025 Medicare rates for skilled nursing facilities providing an estimated net increase of 4.1% compared to fiscal year 2024 (comprised of (i) a market basket increase of 2.8% plus (ii) a market basket forecast error adjustment of 1.7% and less (iii) a productivity adjustment of 0.4%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The proposed payment rates would become effective on October 1, 2024. Additionally, the proposed rule would expand the civil monetary penalties (“CMP”) that can be imposed for noncompliance to allow for more CMPs per instance and per day.
On April 22, 2024, CMS issued a final rule that establishes minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”). The Minimum Staffing Standards will require a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 HPRD needed to comply with the total nurse staffing standard. Additionally, the Minimum Staffing Standards will require facilities to meet new facility assessment requirements and have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The Minimum Staffing Standards are expected to take effect on June 21, 2024, with a phase-in period consisting of three phases over three years for non-rural facilities and over five years for rural facilities. We believe the Minimum Staffing Standards, if implemented in its current form, will exacerbate the staffing challenges already faced by our tenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2023 Annual Report on Form 10-K.

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

SABRA HEALTH CARE REIT, INC.

Date: May 8, 2024	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: May 8, 2024	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)