Form 10-Q
period 2024-06-30
Sabra Health Care REIT, Inc.
filed 2024-08-07
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, there were 234,263,766 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,092,581 and $1,021,086 as of June 30, 2024 and December 31, 2023, respectively	$4,566,159	$4,617,261
Loans receivable and other investments, net	439,015	420,624
Investment in unconsolidated joint ventures	129,773	136,843
Cash and cash equivalents	36,398	41,285
Restricted cash	5,911	5,434
Lease intangible assets, net	27,722	30,897
Accounts receivable, prepaid expenses and other assets, net	146,138	133,806
Total assets	$5,351,116	$5,386,150
Liabilities
Secured debt, net	$46,315	$47,301
Revolving credit facility	130,367	94,429
Term loans, net	534,281	537,120
Senior unsecured notes, net	1,735,653	1,735,253
Accounts payable and accrued liabilities	112,832	136,981
Lease intangible liabilities, net	29,693	32,532
Total liabilities	2,589,141	2,583,616
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 234,262,497 and 231,266,020 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,343	2,313
Additional paid-in capital	4,536,645	4,494,755
Cumulative distributions in excess of net income	(1,808,158)	(1,718,279)
Accumulated other comprehensive income	31,145	23,745
Total equity	2,761,975	2,802,534
Total liabilities and equity	$5,351,116	$5,386,150

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental and related revenues (Note 6)	$99,096	$94,274	$190,872	$190,144
Resident fees and services	67,939	58,428	133,970	115,149
Interest and other income	9,106	8,464	18,046	17,197
Total revenues	176,141	161,166	342,888	322,490
Expenses:
Depreciation and amortization	41,681	44,142	84,595	96,969
Interest	29,314	28,328	57,722	56,868
Triple-net portfolio operating expenses	4,398	4,771	8,722	8,939
Senior housing - managed portfolio operating expenses	50,355	43,964	100,024	87,601
General and administrative	12,741	9,532	24,631	20,034
(Recovery of) provision for loan losses	(161)	429	(298)	221
Impairment of real estate	15,335	—	18,472	7,064
Total expenses	153,663	131,166	293,868	277,696
Other income (expense):
Loss on extinguishment of debt	—	—	—	(1,541)
Other income	78	—	838	341
Net gain (loss) on sales of real estate	1,776	(7,833)	1,776	(29,348)
Total other income (expense)	1,854	(7,833)	2,614	(30,548)
Income before income (loss) from unconsolidated joint ventures and income tax expense	24,332	22,167	51,634	14,246
Income (loss) from unconsolidated joint ventures	80	(653)	(515)	(1,491)
Income tax expense	(437)	(326)	(890)	(1,054)
Net income	$23,975	$21,188	$50,229	$11,701

Net income, per:
Basic common share	$0.10	$0.09	$0.22	$0.05
Diluted common share	$0.10	$0.09	$0.22	$0.05

Weighted average number of common shares outstanding, basic	231,620,291	231,204,531	231,536,286	231,184,355
Weighted average number of common shares outstanding, diluted	233,750,823	232,244,588	233,583,871	232,214,443

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$23,975	$21,188	$50,229	$11,701
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(670)	1,022	(2,168)	(601)
Unrealized gain on cash flow hedges	620	13,779	9,568	13,777
Total other comprehensive (loss) income	(50)	14,801	7,400	13,176
Comprehensive income	$23,925	$35,989	$57,629	$24,877

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, March 31, 2023	231,195,148	$2,312	$4,487,707	$(1,531,230)	$17,438	$2,976,227
Net income	—	—	—	21,188	—	21,188
Other comprehensive income	—	—	—	—	14,801	14,801
Amortization of stock-based compensation	—	—	1,515	—	—	1,515
Common stock issuance, net	23,510	—	(115)	—	—	(115)
Common dividends ($0.30 per share)	—	—	—	(69,872)	—	(69,872)
Balance, June 30, 2023	231,218,658	$2,312	$4,489,107	$(1,579,914)	$32,239	$2,943,744

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, March 31, 2024	231,494,286	$2,315	$4,495,663	$(1,761,999)	$31,195	$2,767,174
Net income	—	—	—	23,975	—	23,975
Other comprehensive loss	—	—	—	—	(50)	(50)
Amortization of stock-based compensation	—	—	2,027	—	—	2,027
Common stock issuance, net	2,768,211	28	38,955	—	—	38,983
Common dividends ($0.30 per share)	—	—	—	(70,134)	—	(70,134)
Balance, June 30, 2024	234,262,497	$2,343	$4,536,645	$(1,808,158)	$31,145	$2,761,975

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, December 31, 2022	231,009,295	$2,310	$4,486,967	$(1,451,945)	$19,063	$3,056,395
Net income	—	—	—	11,701	—	11,701
Other comprehensive income	—	—	—	—	13,176	13,176
Amortization of stock-based compensation	—	—	4,190	—	—	4,190
Common stock issuance, net	209,363	2	(2,050)	—	—	(2,048)
Common dividends ($0.60 per share)	—	—	—	(139,670)	—	(139,670)
Balance, June 30, 2023	231,218,658	$2,312	$4,489,107	$(1,579,914)	$32,239	$2,943,744

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, December 31, 2023	231,266,020	$2,313	$4,494,755	$(1,718,279)	$23,745	$2,802,534
Net income	—	—	—	50,229	—	50,229
Other comprehensive income	—	—	—	—	7,400	7,400
Amortization of stock-based compensation	—	—	5,076	—	—	5,076
Common stock issuance, net	2,996,477	30	36,814	—	—	36,844
Common dividends ($0.60 per share)	—	—	—	(140,108)	—	(140,108)
Balance, June 30, 3024	234,262,497	$2,343	$4,536,645	$(1,808,158)	$31,145	$2,761,975

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$50,229	$11,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,595	96,969
Non-cash rental and related revenues	(1,796)	(5,469)
Non-cash interest income	12	(388)
Non-cash interest expense	6,139	6,091
Stock-based compensation expense	3,862	3,233
Loss on extinguishment of debt	—	1,541
(Recovery of) provision for loan losses	(298)	221
Net (gain) loss on sales of real estate	(1,776)	29,348
Impairment of real estate	18,472	7,064
Loss from unconsolidated joint ventures	515	1,491
Distributions of earnings from unconsolidated joint ventures	2,659	1,112
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(8,706)	(6,277)
Accounts payable and accrued liabilities	(20,984)	(8,019)
Net cash provided by operating activities	132,923	138,618
Cash flows from investing activities:
Acquisition of real estate	(36,128)	(39,630)
Origination and fundings of loans receivable	(19,752)	(9,050)
Origination and fundings of preferred equity investments	(1,021)	(10,676)
Additions to real estate	(25,360)	(37,995)
Repayments of loans receivable	1,189	8,062
Repayments of preferred equity investments	4,727	4,130
Investment in unconsolidated joint ventures	(344)	(4,797)
Net proceeds from the sales of real estate	6,158	168,904
Net proceeds from sales-type lease	—	25,490
Distributions in excess of earnings from unconsolidated joint ventures	—	544
Net cash (used in) provided by investing activities	(70,531)	104,982
Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facility	36,939	(98,857)
Proceeds from term loans	—	12,188
Principal payments on secured debt	(1,010)	(983)
Payments of deferred financing costs	(80)	(18,128)
Payment of contingent consideration	—	(17,900)
Issuance of common stock, net	36,403	(2,153)
Dividends paid on common stock	(138,894)	(138,711)
Net cash used in financing activities	(66,642)	(264,544)
Net decrease in cash, cash equivalents and restricted cash	(4,250)	(20,944)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(160)	(608)
Cash, cash equivalents and restricted cash, beginning of period	46,719	53,932
Cash, cash equivalents and restricted cash, end of period	$42,309	$32,380
Supplemental disclosure of cash flow information:
Interest paid	$50,847	$52,591
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$4,644
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2024 and December 31, 2023 and for the three and six month periods ended June 30, 2024 and 2023. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of June 30, 2024, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2024, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2024, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards Updates
Adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future Canadian Dollar Offered Rate (“CDOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. For all derivatives in hedge accounting relationships, the Company will utilize the effective relief in Topic 848 that allows for the continuation of hedge accounting throughout the transition process. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of ASUs 2020-04, 2021-01 and 2022-06 did not have a material impact on the Company’s consolidated financial statements.
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

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the six months ended June 30, 2024, the Company acquired one Senior Housing - Leased community. During the six months ended June 30, 2023, the Company acquired one Senior Housing - Leased community and one Senior Housing - Managed community that was part of the Company’s proprietary development pipeline and was previously reflected as a preferred equity investment which had a book value of $4.6 million at the time of acquisition. The consideration was allocated as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Land	$1,193	$3,415
Building and improvements	34,122	45,333
Tenant origination and absorption costs intangible assets	607	2,706
Tenant relationship intangible assets	206	20
Total consideration	$36,128	$51,474
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had amortization periods as of the date of acquisition of 15 years and 25 years, respectively, for the acquisition completed during the six months ended June 30, 2024. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted average amortization periods as of the respective dates of acquisition of one year and 22 years, respectively, for the acquisitions completed during the six months ended June 30, 2023.
For each of the three and six months ended June 30, 2024, the Company recognized $0.8 million of total revenues and $0.6 million of net income from the facility acquired during the six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recognized $2.5 million and $4.3 million of total revenues, respectively, and $0.1 million of net loss and $0.1 million of net income, respectively, from the facilities acquired during the six months ended June 30, 2023.
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

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	236	26,538	$3,039,127	$(574,720)	$2,464,407
Senior Housing - Leased	39	3,319	511,809	(98,539)	413,270
Senior Housing - Managed	66	6,341	1,399,996	(295,238)	1,104,758
Behavioral Health	18	1,159	479,188	(73,131)	406,057
Specialty Hospitals and Other	15	392	225,498	(50,163)	175,335
	374	37,749	5,655,618	(1,091,791)	4,563,827
Corporate Level			3,122	(790)	2,332
			$5,658,740	$(1,092,581)	$4,566,159

As of December 31, 2023

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	241	26,769	$3,050,861	$(535,653)	$2,515,208
Senior Housing - Leased	43	3,473	573,274	(109,601)	463,673
Senior Housing - Managed	61	6,041	1,289,485	(255,803)	1,033,682
Behavioral Health	18	1,159	496,737	(71,943)	424,794
Specialty Hospitals and Other	15	392	225,443	(47,454)	177,989
	378	37,834	5,635,800	(1,020,454)	4,615,346
Corporate Level			2,547	(632)	1,915
			$5,638,347	$(1,021,086)	$4,617,261

	June 30, 2024	December 31, 2023
Building and improvements	$4,864,328	$4,843,258
Furniture and equipment	239,384	238,185
Land improvements	10,812	10,306
Land	544,216	546,598
Total real estate at cost	5,658,740	5,638,347
Accumulated depreciation	(1,092,581)	(1,021,086)
Total real estate investments, net	$4,566,159	$4,617,261
Capital and Other Expenditures
As of June 30, 2024, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $17 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $0.9 million and $1.6 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively.
During the three and six months ended June 30, 2024, the Company received $0.1 million and $1.3 million, respectively, of insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities, and recorded $0.9 million of business interruption insurance income during the six months ended June 30, 2024 which is included in other income on the accompanying consolidated statements of income. No such income was recorded during the three months ended June 30, 2024, and the remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income.

Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of June 30, 2024	Ownership as of June 30, 2024 (1)	Book Value
				June 30, 2024	December 31, 2023
Sienna Joint Venture	Senior Housing - Managed	12	50%	$114,164	$119,724
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	15,609	17,119
				$129,773	$136,843
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    ASSET HELD FOR SALE, IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Asset Held for Sale
As of June 30, 2024, the Company determined that one skilled nursing/transitional care facility with a net book value of $2.2 million met the criteria to be classified as an asset held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. Subsequent to June 30, 2024, the Company completed the sale of this facility for a gross sales price of $2.3 million.
Impairment of Real Estate
During the six months ended June 30, 2024 and 2023, the Company recognized real estate impairment of $18.5 million primarily related to four skilled nursing/transitional care facilities that have sold and two non-operational facilities, and $7.1 million related to one skilled nursing/transitional care facility that has sold, respectively.
To estimate the fair value of the impaired facilities, the Company utilized a market approach which considered binding sale agreements, non-binding offers from unrelated third parties or model-derived valuations with significant unobservable inputs, including comparable sales and other local and national industry market data (Level 3 measurements), as applicable. The Company utilized sales price per square foot values ranging from $4 to $73 in its fair value calculations for the two non-operational facilities impaired during the six months ended June 30, 2024.
The Company continues to evaluate additional assets for sale as part of its initiative to recycle capital and further improve its portfolio quality. This could lead to a shorter hold period and could result in the determination that the full amount of the Company’s investment is not recoverable, resulting in an impairment charge or loss on sale which could be material.
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2024	2023
Number of facilities	4	12
Consideration, net of closing costs	$6.2	$176.9
Net carrying value	4.4	206.3
Net gain (loss) on sale	$1.8	$(29.4)
The Company recognized net loss of $1.1 million and $37.4 million during the six months ended June 30, 2024 and 2023, respectively, which includes (i) impairment of $3.1 million and $7.1 million for the six months ended June 30, 2024 and 2023, respectively, and (ii) net gain (loss) on sale from these facilities.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    OPERATING LEASES
Lessor Accounting
As of June 30, 2024, the substantial majority of the Company’s real estate properties (excluding 66 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 20 years. As of June 30, 2024, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $8.5 million and $16.4 million as of June 30, 2024 and December 31, 2023, respectively, and letters of credit deposited with the Company totaled approximately $65 million and $56 million as of June 30, 2024 and December 31, 2023, respectively. In addition, the Company’s tenants have deposited with the Company $12.3 million and $12.4 million as of June 30, 2024 and December 31, 2023, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.2 million and $6.5 million during the three and six months ended June 30, 2024, respectively, and $3.8 million and $7.6 million during the three and six months ended June 30, 2023, respectively.
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
For the three and six months ended June 30, 2024, no tenant relationship represented 10% or more of the Company’s total revenues.
As of June 30, 2024, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

July 1 through December 31, 2024	$186,733
2025	371,459
2026	355,491
2027	335,059
2028	312,759
Thereafter	1,377,855
$2,939,356
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of June 30, 2024 and December 31, 2023, the Company had $10.7 million and $11.6 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $12.4 million and $12.5 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
The Company incurred lease expense of $0.4 million and $0.8 million during the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the weighted average remaining lease term and discount rate were 17 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

July 1 through December 31, 2024	$680
2025	1,802
2026	1,324
2027	1,347
2028	1,330
Thereafter	18,104
Undiscounted minimum lease payments included in the lease liability	24,587
Less: imputed interest	(12,232)
Present value of lease liability	$12,355

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2024 and December 31, 2023, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of June 30, 2024
Investment	Quantity as of June 30, 2024	Property Type	Principal Balance as of June 30, 2024 (1)	Book Value as of June 30, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2024
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$319,000	7.7%	7.7%	11/01/26 - 06/01/29
Other	11	Multiple	55,890	52,453	50,440	7.8%	7.5%	10/01/23 - 05/01/29
	14		391,490	388,053	369,440	7.8%	7.7%
Allowance for loan losses			—	(6,367)	(6,665)
			$391,490	$381,686	$362,775
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	57,141	57,329	57,849	10.8%	10.8%	N/A
Total	19		$448,631	$439,015	$420,624	8.1%	8.1%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of June 30, 2024, the Company has committed to provide up to $1.8 million of future funding related to one preferred equity investment and one loan receivable investment.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Allowance for loan losses:
Balance at beginning of the period	$6,665	$6,611
(Recovery of) provision for loan losses	(298)	221
Balance at end of the period	$6,367	$6,832

	June 30, 2024	December 31, 2023
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of June 30, 2024 and December 31, 2023, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of		As of June 30, 2024
Interest Rate Type	June 30, 2024 (1)	December 31, 2023 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$47,134	$48,143	2.85%	3.35%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.8 million as of each of June 30, 2024 and December 31, 2023.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2024 (1)	December 31, 2023 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $4.6 million and deferred financing costs, net of $9.7 million as of June 30, 2024 and does not include discount, net of $4.3 million and deferred financing costs, net of $10.5 million as of December 31, 2023. In addition, the weighted average effective interest rate as of June 30, 2024 was 4.01%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2024, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of June 30, 2024, there was $130.4 million (including CAD $38.8 million) outstanding under the Revolving Credit Facility and $869.6 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA plus the CORRA Adjustment, each as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of June 30, 2024, the weighted average interest rate on the Revolving Credit Facility was 6.46%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of June 30, 2024, the interest rate on the U.S. dollar Term Loan was 6.68%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate plus the CORRA Adjustment, each as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of June 30, 2024, the interest rate on the Canadian dollar Term Loan was 6.35%.
The Company has interest rate swaps and interest rate collars that fix and set a cap and floor, respectively, for the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S.

dollar Term Loan at a weighted average rate of 2.69% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 1.63%. As of June 30, 2024, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 3.94% and 2.88%, respectively. In addition, the Canadian dollar Term Loan and the CAD $38.8 million outstanding as of June 30, 2024 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of June 30, 2024, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $29.3 million and $57.7 million during the three and six months ended June 30, 2024, respectively, and $28.3 million and $56.9 million during the three and six months ended June 30, 2023, respectively. Interest expense includes non-cash interest expense of $3.1 million and $6.1 million for the three and six months ended June 30, 2024, respectively, and $3.1 million and $6.1 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had $17.2 million and $16.5 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2024 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1 through December 31, 2024	$1,024	$—	$—	$—	$1,024
2025	2,089	—	—	—	2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	130,367	—	100,000	232,573
2028	2,266	—	539,665	—	541,931
Thereafter	37,402	—	—	1,150,000	1,187,402
Total Debt	47,134	130,367	539,665	1,750,000	2,467,166
Discount, net	—	—	—	(4,633)	(4,633)
Deferred financing costs, net	(819)	—	(5,384)	(9,714)	(15,917)
Total Debt, Net	$46,315	$130,367	$534,281	$1,735,653	$2,446,616
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. As of June 30, 2024, approximately $8.9 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$753,750	$753,750
Denominated in Canadian Dollars (2)	$300,000	$300,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$49,545	$55,335
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$188,800	$194,300
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$6,755	$965
(1) Balance as of June 30, 2024 includes two forward starting interest rate swaps with an effective date of August 2024 and an aggregate notional amount of $323.8 million.
(2)    Balance as of June 30, 2024 includes two forward starting interest rate swaps with an effective date of September 2024 and an aggregate notional amount of CAD $150.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2024 and December 31, 2023 (dollars in thousands):

		Count as of June 30, 2024	Fair Value as of		Maturity Dates
Type	Designation		June 30, 2024	December 31, 2023		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$4,204	$6,002	2024 - 2028	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	2	926	3,216	2024	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	4	17,096	6,736	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	4,252	2,964	2025	Accounts receivable, prepaid expenses and other assets, net
			$26,478	$18,918
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	28,367	33,429	2027	Revolving credit facility
CAD Term Loan	Net investment	1	109,665	113,190	2028	Term loans, net
			$138,032	$146,619

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Flow Hedges:
Interest rate products	$3,066	$15,546	$14,562	$17,089
Net Investment Hedges:
Foreign currency products	382	(778)	1,293	(792)
CAD borrowings under Revolving Credit Facility	46	(1,667)	(457)	(2,692)
CAD term loan	1,095	(2,355)	3,525	(2,495)
	$4,589	$10,746	$18,923	$11,110

		Gain Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2024	2023	2024	2023
Cash Flow Hedges:
Interest rate products	Interest expense	$2,390	$1,907	$4,838	$3,479
During the three and six months ended June 30, 2024 and 2023, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2024, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $0.5 million that is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During each of the three and six months ended June 30, 2024, the Company recorded $0.1 million of other income related to the portion of derivatives not designated as hedging instruments and no such expense was recorded during each of the three and six months ended June 30, 2023.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2024 and December 31, 2023 (in thousands):

As of June 30, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$26,478	$—	$26,478	$—	$—	$26,478
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$18,918	$—	$18,918	$—	$—	$18,918
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2024, the Company had no derivatives in a net liability position related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 15% with a weighted average rate of 7% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 whose carrying amounts do not approximate their fair value (in thousands):

	As of June 30, 2024			As of December 31, 2023
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$391,490	$381,686	$397,123	$372,873	$362,775	$383,141
Preferred equity investments	57,141	57,329	59,201	57,681	57,849	59,526
Financial liabilities:
Senior Notes	1,750,000	1,735,653	1,577,367	1,750,000	1,735,253	1,567,428
Secured indebtedness	47,134	46,315	35,080	48,143	47,301	36,279
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of June 30, 2024 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$397,123	$—	$—	$397,123
Preferred equity investments	59,201	—	—	59,201
Financial liabilities:
Senior Notes	1,577,367	—	1,577,367	—
Secured indebtedness	35,080	—	—	35,080
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

Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2024, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$4,204	$—	$4,204	$—
Interest rate collars	926	—	926	—
Forward starting interest rate swaps	17,096	—	17,096	—
Cross currency interest rate swaps	4,252	—	4,252	—

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
During each of the three and six months ended June 30, 2024, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 3.1 million shares of the Company’s common stock at an initial weighted average price of $14.47 per share, net of commissions. During each of the three and six months ended June 30, 2024, the Company settled 2.7 million shares at a weighted average net price of $14.34 per share, after commissions and fees, resulting in net proceeds of $39.1 million. As of June 30, 2024, 0.4 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $14.79 per share, net of commissions.
No other shares were sold under the ATM Program during the three and six months ended June 30, 2024.
As of June 30, 2024, the Company had $455.0 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2024:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1, 2024	February 13, 2024	$0.30	February 29, 2024
May 8, 2024	May 20, 2024	$0.30	May 31, 2024
During the six months ended June 30, 2024, the Company issued 0.3 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to team members as a result of restricted stock unit vestings, the team members’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2024 and

2023, the Company incurred $2.0 million and $1.4 million, respectively, in tax withholding obligations on behalf of its team members that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	June 30, 2024	December 31, 2023
Foreign currency translation (loss) gain	$(1,205)	$963
Unrealized gain on cash flow hedges	32,350	22,782
Total accumulated other comprehensive income	$31,145	$23,745

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$23,975	$21,188	$50,229	$11,701
Denominator
Basic weighted average common shares and common equivalents	231,620,291	231,204,531	231,536,286	231,184,355
Dilutive restricted stock units	2,130,532	1,040,057	2,047,585	1,030,088
Diluted weighted average common shares	233,750,823	232,244,588	233,583,871	232,214,443
Net income, per:
Basic common share	$0.10	$0.09	$0.22	$0.05
Diluted common share	$0.10	$0.09	$0.22	$0.05
During the three and six months ended June 30, 2024, approximately 500 restricted stock units in each period, and 5,100 shares and 2,600 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2023, approximately 54,200 and 54,700 restricted stock units, respectively, were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2024, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 7, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 30, 2024 to common stockholders of record as of the close of business on August 19, 2024.

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
Market Trends and Uncertainties
Our operations have been and are expected to continue to be impacted by economic and market conditions. Increases in interest rates, labor shortages, inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital.
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
Acquisitions
During the six months ended June 30, 2024, we acquired one Senior Housing - Leased community for consideration of $36.1 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding this investment.
Dispositions
During the six months ended June 30, 2024, we completed the sale of four skilled nursing/transitional care facilities for aggregate consideration, net of closing costs, of $6.2 million. The net carrying value of the assets and liabilities of these facilities was $4.4 million, which resulted in an aggregate $1.8 million net gain on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2023 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2024.
Recently Issued Accounting Standards Update
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2024, our investment portfolio consisted of 374 real estate properties held for investment, one asset held for sale, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. As of June 30, 2023, our investment portfolio consisted of 392 real estate properties held for investment, 13 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio.

The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
Comparison of results of operations for the three months ended June 30, 2024 versus the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2024	2023
Revenues:
Rental and related revenues	$99,096	$94,274	$4,822	5%	$(375)	$5,197
Resident fees and services	67,939	58,428	9,511	16%	—	9,511
Interest and other income	9,106	8,464	642	8%	236	406
Expenses:
Depreciation and amortization	41,681	44,142	(2,461)	(6)%	(1,036)	(1,425)
Interest	29,314	28,328	986	3%	—	986
Triple-net portfolio operating expenses	4,398	4,771	(373)	(8)%	(80)	(293)
Senior housing - managed portfolio operating expenses	50,355	43,964	6,391	15%	—	6,391
General and administrative	12,741	9,532	3,209	34%	—	3,209
(Recovery of) provision for loan losses	(161)	429	(590)	(138)%	2	(592)
Impairment of real estate	15,335	—	15,335	NM	—	15,335
Other expense:
Other income	78	—	78	NM	82	(4)
Net gain (loss) on sales of real estate	1,776	(7,833)	9,609	(123)%	9,609	—
Income (loss) from unconsolidated joint ventures	80	(653)	733	(112)%	—	733
Income tax expense	(437)	(326)	(111)	34%	—	(111)
(1)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of investments/dispositions made after April 1, 2023.
(2)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 that is not a direct result of investments/dispositions made after April 1, 2023.
Rental and Related Revenues
During the three months ended June 30, 2024, we recognized $99.1 million of rental income compared to $94.3 million for the three months ended June 30, 2023. The $4.8 million net increase in rental income is related to (i) a $4.3 million net increase in rental and related revenues related to leases that are no longer accounted for on an accrual basis, (ii) a $1.9 million increase from properties acquired after April 1, 2023 and (iii) a $0.7 million increase due to incremental revenue related to capital expenditures. These increases are offset by a $2.2 million decrease from properties disposed of after April 1, 2023.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2024 and 2023.
Resident Fees and Services
During the three months ended June 30, 2024, we recognized $67.9 million of resident fees and services compared to $58.4 million for the three months ended June 30, 2023. The $9.5 million net increase is due to a $5.7 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after April 1, 2023 and the remaining increase is primarily related to increased occupancy and an increase in rates.

Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended June 30, 2024, we recognized $9.1 million of interest and other income compared to $8.5 million for the three months ended June 30, 2023. The net increase of $0.6 million is due to (i) a $0.3 million increase from investments made after April 1, 2023, (ii) a $0.2 million increase due to increased fundings for existing investments and (iii) a $0.1 million increase in bank interest income, partially offset by a $0.1 million decrease in income from investments repaid after April 1, 2023.
Depreciation and Amortization
During the three months ended June 30, 2024, we incurred $41.7 million of depreciation and amortization expense compared to $44.1 million for the three months ended June 30, 2023. The net decrease of $2.5 million is due to a $2.1 million decrease due to assets that have been fully depreciated and a $1.6 million decrease from properties disposed of after April 1, 2023. These decreases are partially offset by a $0.6 million increase from additions to real estate and a $0.5 million increase from properties acquired after April 1, 2023.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2024, we incurred $29.3 million of interest expense compared to $28.3 million for the three months ended June 30, 2023. The $1.0 million net increase is primarily related to an increase in borrowings under the Credit Agreement (as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended June 30, 2024, we recognized $4.4 million of triple-net portfolio operating expenses compared to $4.8 million during the three months ended June 30, 2023. The $0.4 million net decrease is primarily due to a $0.6 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly, offset by an increase due to adjusting our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended June 30, 2024, we recognized $50.4 million of Senior Housing - Managed portfolio operating expenses compared to $44.0 million for the three months ended June 30, 2023. The $6.4 million net increase is due to (i) a $5.1 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after April 1, 2023, (ii) a $0.6 million increase in employee compensation primarily due to increased labor rates and staffing, (iii) a $0.4 million increase in management fees, dining expenses and housekeeping due to increased occupancy and (iv) a $0.2 million increase in administrative and corporate overhead expense.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the three months ended June 30, 2024, general and administrative expenses were $12.7 million compared to $9.5 million during the three months ended June 30, 2023. The $3.2 million net increase is primarily related to a $3.5 million increase in compensation, including a $0.3 million increase in stock-based compensation, for our teammates as a result of changes in performance-based payout assumptions on compensation and annual salary adjustments.
(Recovery of) Provision for Loan Losses
During the three months ended June 30, 2024 and 2023, we recognized a $0.2 million recovery of and a $0.4 million provision for loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
During the three months ended June 30, 2024, we recognized a $15.3 million impairment of real estate primarily related to three facilities that are expected to be sold, one of which sold subsequent to June 30, 2024. No impairment of real estate was recognized during the three months ended June 30, 2023. See Note 5, “Asset Held for Sale, Impairment of Real Estate and Dispositions,” in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Net Gain (Loss) on Sales of Real Estate
During the three months ended June 30, 2024, we recognized an aggregate net gain of $1.8 million related to the disposition of four skilled nursing/transitional care facilities. During the three months ended June 30, 2023, we recognized an aggregate net loss of $7.8 million related to the disposition of four skilled nursing/transitional care facilities.
Income (Loss) from Unconsolidated Joint Ventures
During the three months ended June 30, 2024, we recognized $0.1 million of income from our unconsolidated joint ventures compared to $0.7 million of loss for the three months ended June 30, 2023. The $0.7 million net improvement is primarily related to a $0.6 million increase in revenues net of operating expenses primarily due to increased occupancy.
Income Tax Expense
During the three months ended June 30, 2024, we recognized $0.4 million of income tax expense compared to $0.3 million during the three months ended June 30, 2023. The $0.1 million increase is due to higher taxable income during the three months ended June 30, 2024.
Comparison of results of operations for the six months ended June 30, 2024 versus the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2024	2023
Revenues:
Rental and related revenues	$190,872	$190,144	$728	—%	$(2,322)	$3,050
Resident fees and services	133,970	115,149	18,821	16%	1,403	17,418
Interest and other income	18,046	17,197	849	5%	(137)	986
Expenses:
Depreciation and amortization	84,595	96,969	(12,374)	(13)%	(3,021)	(9,353)
Interest	57,722	56,868	854	2%	—	854
Triple-net portfolio operating expenses	8,722	8,939	(217)	(2)%	(143)	(74)
Senior housing - managed portfolio operating expenses	100,024	87,601	12,423	14%	378	12,045
General and administrative	24,631	20,034	4,597	23%	—	4,597
(Recovery of) provision for loan losses	(298)	221	(519)	(235)%	2	(521)
Impairment of real estate	18,472	7,064	11,408	161%	(3,927)	15,335
Other income (expense):
Loss on extinguishment of debt	—	(1,541)	1,541	(100)%	—	1,541
Other income	838	341	497	146%	82	415
Net gain (loss) on sales of real estate	1,776	(29,348)	31,124	(106)%	31,124	—
Loss from unconsolidated joint ventures	(515)	(1,491)	976	(65)%	77	899
Income tax expense	(890)	(1,054)	164	(16)%	—	164
(1)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of investments/dispositions made after January 1, 2023.
(2)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 that is not a direct result of investments/dispositions made after January 1, 2023.

Rental and Related Revenues
During the six months ended June 30, 2024, we recognized $190.9 million of rental income compared to $190.1 million for the six months ended June 30, 2023. The $0.7 million net increase in rental income is related to (i) a $3.0 million increase from properties acquired after January 1, 2023, (ii) a $3.0 million net increase in rental and related revenues related to leases that are no longer accounted for on an accrual basis, (iii) a $1.9 million increase due to incremental revenue related to capital expenditures and (iv) a $1.0 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index. These increases are partially offset by (i) a $5.3 million decrease from properties disposed of after January 1, 2023, (ii) a $1.1 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into with Genesis in 2017, (iii) a $1.1 million decrease from facilities transitioned from triple-net lease to Senior Housing - Managed communities and (iv) a $0.6 million decrease from properties that were transitioned to new operators.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2024 and 2023.
Resident Fees and Services
During the six months ended June 30, 2024, we recognized $134.0 million of resident fees and services compared to $115.1 million for the six months ended June 30, 2023. The $18.8 million net increase is due to (i) a $10.8 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2023, (ii) a $6.7 million increase related to increased occupancy and an increase in rates and (iii) a $1.8 million increase from one Senior Housing - Managed community acquired after January 1, 2023. These increases are partially offset by a $0.4 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2023.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the six months ended June 30, 2024, we recognized $18.0 million of interest and other income compared to $17.2 million for the six months ended June 30, 2023. The net increase of $0.8 million is due to (i) a $0.6 million increase due to increased fundings for existing investments, (ii) a $0.6 million increase from investments made after January 1, 2023 and (iii) a $0.3 million increase in bank interest income, partially offset by a $0.7 million decrease in income from investments repaid after January 1, 2023.
Depreciation and Amortization
During the six months ended June 30, 2024, we incurred $84.6 million of depreciation and amortization expense compared to $97.0 million for the six months ended June 30, 2023. The net decrease of $12.4 million is due to (i) an $8.1 million decrease due to accelerating the remaining useful life of a facility that was demolished in 2023, (ii) a $3.9 million decrease from properties disposed of after January 1, 2023 and (iii) a $3.0 million decrease due to assets that have been fully depreciated. These decreases are partially offset by a $1.9 million increase from additions to real estate and a $0.8 million increase from properties acquired after January 1, 2023.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2024, we incurred $57.7 million of interest expense compared to $56.9 million for the six months ended June 30, 2023. The $0.9 million net increase is primarily related to an increase in borrowings under the Credit Agreement.
Triple-Net Portfolio Operating Expenses
During the six months ended June 30, 2024, we recognized $8.7 million of triple-net portfolio operating expenses compared to $8.9 million for the six months ended June 30, 2023. The $0.2 million net decrease is primarily due to a $0.6 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly, offset by an increase due to adjusting our estimates related to property taxes.

Senior Housing - Managed Portfolio Operating Expenses
During the six months ended June 30, 2024, we recognized $100.0 million of Senior Housing - Managed portfolio operating expenses compared to $87.6 million for the six months ended June 30, 2023. The $12.4 million net increase is due to (i) a $9.6 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2023, (ii) a $0.8 million increase related to one Senior Housing - Managed community acquired after January 1, 2023, (iii) a $0.9 million increase in management fees, dining expenses and housekeeping due to increased occupancy, (iv) a $0.8 million increase in employee compensation primarily due to increased labor rates and staffing and (v) a $0.5 million increase in administrative and corporate overhead expenses. These increases are partially offset by a $0.4 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2023.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and merger and acquisition costs. During the six months ended June 30, 2024, general and administrative expenses were $24.6 million compared to $20.0 million during the six months ended June 30, 2023. The $4.6 million net increase is related to (i) a $4.3 million increase in compensation, including a $0.6 million increase in stock-based compensation, for our teammates as a result of changes in performance-based payout assumptions on compensation and annual salary adjustments and (ii) a $0.2 million increase in office expense primarily related to the new corporate office lease.
(Recovery of) Provision for Loan Losses
During the six months ended June 30, 2024 and 2023, we recognized a $0.3 million recovery of and a $0.2 million provision for loan losses, respectively, primarily associated with our loans receivable investments.
Impairment of Real Estate
During the six months ended June 30, 2024, we recognized an $18.5 million impairment of real estate primarily related to six facilities that were sold or are expected to be sold. During the six months ended June 30, 2023, we recognized a $7.1 million impairment of real estate related to one skilled nursing/transitional care facility that was sold.
Loss on Extinguishment of Debt
No loss on extinguishment of debt was recognized during the six months ended June 30, 2024. During the six months ended June 30, 2023, we recognized a $1.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the fifth amended and restated unsecured credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC and the other parties thereto on September 9, 2019.
Other Income
During the six months ended June 30, 2024, we recognized $0.8 million of other income primarily related to business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire. During the six months ended June 30, 2023, we recognized $0.3 million of other income primarily related to the sale of licensed beds.
Net Gain (Loss) on Sales of Real Estate
During the six months ended June 30, 2024, we recognized an aggregate net gain of $1.8 million related to the disposition of four skilled nursing/transitional care facilities. During the six months ended June 30, 2023, we recognized an aggregate net loss of $29.3 million related to the disposition of 10 skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community.
Loss from Unconsolidated Joint Ventures
During the six months ended June 30, 2024, we recognized $0.5 million of loss from our unconsolidated joint ventures compared to $1.5 million of loss for the six months ended June 30, 2023. The $1.0 million net improvement is primarily related to a $1.2 million increase in revenues net of operating expenses primarily due to increased occupancy, which includes $0.1 million related to one senior housing community acquired by one of our joint ventures after January 1, 2023.
Income Tax Expense
During the six months ended June 30, 2024, we recognized $0.9 million of income tax expense compared to $1.1 million for the six months ended June 30, 2023. The $0.2 million decrease is due to lower taxable income during the six months ended June 30, 2024.

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

The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2024 and 2023, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$23,975	$21,188	$50,229	$11,701
Depreciation and amortization of real estate assets	41,681	44,142	84,595	96,969
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	2,208	2,202	4,437	4,250
Net (gain) loss on sales of real estate	(1,776)	7,833	(1,776)	29,348
Impairment of real estate	15,335	—	18,472	7,064
FFO	81,423	75,365	155,957	149,332
Stock-based compensation expense	1,341	1,004	3,862	3,233
Non-cash rental and related revenues	(2,387)	(3,071)	(1,796)	(5,469)
Non-cash interest income	5	4	12	(388)
Non-cash interest expense	3,068	3,077	6,139	6,091
Non-cash portion of loss on extinguishment of debt	—	—	—	1,541
(Recovery of) provision for loan losses	(161)	429	(298)	221
Other adjustments related to unconsolidated joint ventures	135	169	288	238
Other adjustments	429	291	839	693
AFFO	$83,853	$77,268	$165,003	$155,492

FFO per diluted common share	$0.35	$0.32	$0.67	$0.64
AFFO per diluted common share	$0.36	$0.33	$0.70	$0.67

Weighted average number of common shares outstanding, diluted:
FFO	233,750,823	232,244,588	233,583,871	232,214,443
AFFO	234,907,744	233,586,255	234,821,672	233,560,237
The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Rental and related revenues:
Non-cash rental and related revenue write-offs	$—	$—	$—	$—	$—	$—	$3.0	$0.5	$3.0	$0.5	$—	$—
(Recovery of) provision for loan losses	(0.2)	0.4	(0.2)	0.4	—	—	(0.3)	0.2	(0.3)	0.2	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	—	1.5	—	1.5	—	—
Other income:
Insurance income	—	—	—	—	—	—	0.9	—	0.9	—	0.9	—
Liquidity and Capital Resources
As of June 30, 2024, we had approximately $906.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $36.4 million and available borrowings under our Revolving Credit Facility (as defined below) of $869.6 million. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.

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
During each of the three and six months ended June 30, 2024, we utilized the forward feature of the ATM Program to allow for the sale of up to 3.1 million shares of our common stock at an initial weighted average price of $14.47 per share, net of commissions. During each of the three and six months ended June 30, 2024, we settled 2.7 million shares at a weighted average net price of $14.34 per share, after commissions and fees, resulting in net proceeds of $39.1 million. As of June 30, 2024, 0.4 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $14.79 per share, net of commissions.
No other shares were sold under the ATM Program during the three and six months ended June 30, 2024.
As of June 30, 2024, we had $455.0 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $132.9 million for the six months ended June 30, 2024. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $70.5 million and included $36.1 million used for the acquisition of one facility, $25.4 million used for additions to real estate, $19.8 million used to provide funding for loans receivable, $1.0 million used to provide funding for a preferred equity investment and $0.3 million used for the investment in an unconsolidated joint venture, partially offset by $6.2 million in net proceeds from the sales of real estate, $4.7 million in repayments of preferred equity investments and $1.2 million in repayments of loans receivable.
Cash Flows from Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was $66.6 million and included $138.9 million of dividends paid to stockholders, $1.0 million of principal repayments on secured debt and $0.1 million of payments of deferred financing costs related to the Credit Agreement, partially offset by $36.9 million of net proceeds from our Revolving

Credit Facility and $36.4 million of proceeds from shares sold through our ATM Program, net of related costs and payroll costs related to the issuance of common stock pursuant to equity compensation arrangements.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of June 30, 2024 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $4.6 million and deferred financing costs, net of $9.7 million as of June 30, 2024.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2024, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of June 30, 2024, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of June 30, 2024, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$47,134	2.85%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of June 30, 2024.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of June 30, 2024, applicable interest rates in effect as of June 30, 2024, and including the impact of interest rate swaps and collars are $52.6 million for the remainder of 2024, $105.6 million in 2025, $105.6 million in 2026, $66.0 million in 2027, $40.6 million in 2028 and $100.9 million thereafter.

Capital and Other Expenditures and Funding Commitments. For the six months ended June 30, 2024 and 2023, our aggregate capital expenditures were $25.4 million and $38.0 million, respectively. As of June 30, 2024, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $17 million, of which $13 million will directly result in incremental rental income, and approximately $7 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of June 30, 2024, we have committed to provide up to $1.8 million of future funding related to one preferred equity investment and one loan receivable investment.
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
We paid dividends of $138.9 million on our common stock during the six months ended June 30, 2024. On August 7, 2024, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 30, 2024 to common stockholders of record as of August 19, 2024.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of June 30, 2024 and December 31, 2023 and aggregate summarized statement of loss information for the six months ended June 30, 2024 is as follows (in thousands):

	June 30, 2024	December 31, 2023
Total assets	$77,653	$72,730
Total liabilities	2,307,815	2,272,119

	Six Months Ended June 30, 2024
Total revenues	$472
Total expenses	74,337
Net loss	(74,311)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 374 real estate properties held for investment as of June 30, 2024 is diversified by location across the U.S. and Canada.
For the three and six months ended June 30, 2024, no tenant relationship represented 10% or more of our total revenues.

Skilled Nursing Facility Reimbursement Rates
For the six months ended June 30, 2024, 40.0% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On April 22, 2024, CMS issued a final rule that establishes minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”). The Minimum Staffing Standards will require a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 HPRD needed to comply with the total nurse staffing standard. Additionally, the Minimum Staffing Standards will require facilities to meet new facility assessment requirements and have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The Minimum Staffing Standards became effective on June 21, 2024, with a compliance deadline for the new facility assessment requirements of August 8, 2024 and a phase-in period consisting of three phases over three years for non-rural facilities and over five years for rural facilities for the staffing requirements. We believe the Minimum Staffing Standards, as implemented in its current form, will exacerbate the staffing challenges already faced by our tenants.
On July 31, 2024, CMS issued a final rule regarding fiscal year 2025 Medicare rates for skilled nursing facilities providing an estimated net increase of 4.2% compared to fiscal year 2024 (comprised of (i) a market basket increase of 3.0% plus (ii) a market basket forecast error adjustment of 1.7% and less (iii) a productivity adjustment of 0.5%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates become effective on October 1, 2024. Additionally, the proposed rule expands the civil monetary penalties (“CMP”) that can be imposed for noncompliance to allow for more CMPs per instance and per day.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SABRA HEALTH CARE REIT, INC.

Date: August 7, 2024	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: August 7, 2024	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)