Form 10-K
period 2024-12-31
Sabra Health Care REIT, Inc.
filed 2025-02-19
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.5 billion
As of February 12, 2025, there were 237,910,973 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024, are incorporated by reference in Part III herein.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•increased labor costs and labor shortages;
•increases in market interest rates and inflation;
•pandemics or epidemics, such as COVID-19, and the related impact on our tenants, borrowers and Senior Housing - Managed communities;
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities, select behavioral health and addiction treatment centers, and acute care and other hospitals. The primary growth drivers of the nursing home and senior housing industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2023 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 10.1% between 2022 and 2035. Further, according to the Congressional Budget Office, life expectancy is expected to increase to 82.2 years in 2054 from 78.7 years in 2024. In addition, the highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in acute care hospitals, long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2023-2032 published by the Centers for Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $209 billion in 2023 to approximately $337 billion in 2032, representing a compounded annual growth rate of 5.4%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include addiction treatment centers and acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2023-2032, hospital care expenditures are projected to grow from approximately $1.5 trillion in 2023 to approximately $2.4 trillion in 2032, representing a compounded annual growth rate of 5.3%. According to the 2023 National Survey on Drug Use and Health, addiction and mental illness are ongoing public health crises in the U.S. with approximately 54 million people classified as needing substance abuse treatment but more than 76% not receiving such treatment and approximately 15 million people identified with serious mental illness but almost 30% not receiving treatment, including inpatient or outpatient mental health services, prescription medication for a mental health issue or virtual (i.e., telehealth) services. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
While the factors described above indicate projected growth for our industry, increases in interest rates, labor shortages, inflation and volatility in public equity and fixed income markets have led to increased costs and, at times, limited the availability of capital. These factors, together with the impact of COVID-19, have resulted in decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results.
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
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, memory care and select behavioral health and addiction treatment centers and hospitals. As of December 31, 2024, our investment portfolio consisted of 364 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. Of our 364 properties held for investment as of December 31, 2024, we owned fee title to 360 properties and title under ground leases for four properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2024:
•Skilled Nursing/Transitional Care Facilities
Skilled nursing facilities. Skilled nursing facilities provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living. A typical skilled nursing facility includes mostly one and two bed units, each equipped with a private or shared bathroom, therapy space, activity rooms and community dining facilities.
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

Geographic and Property Type Diversification
The following tables display the geographic concentration by property type and by investment and the distribution of beds/units for our real estate held for investment as of December 31, 2024 and exclude our unconsolidated joint ventures which consist of 16 facilities and 1,256 units (pro rata) (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	33	3	7	—	13	56	15.4%
California	23	—	2	3	1	29	8.0
Kentucky	24	2	—	1	1	28	7.7
Indiana	14	4	3	2	—	23	6.3
Oregon	15	1	3	—	—	19	5.2
North Carolina	13	—	2	—	—	15	4.1
Washington	10	—	2	—	—	12	3.3
Missouri	10	—	1	1	—	12	3.3
Massachusetts	11	—	—	—	—	11	3.0
New York	9	—	1	—	—	10	2.8
Other (29 states & Canada)	62	29	48	10	—	149	40.9

Total	224	39	69	17	15	364	100.0%

% of Total	61.5%	10.7%	19.0%	4.7%	4.1%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	56	4,211	350	856	—	325	5,742	15.5%
Kentucky	28	2,598	270	—	60	40	2,968	8.0
Indiana	23	1,559	563	391	138	—	2,651	7.1
California	29	1,924	—	160	313	27	2,424	6.5
Oregon	19	1,520	215	162	—	—	1,897	5.1
North Carolina	15	1,454	—	237	—	—	1,691	4.6
New York	10	1,566	—	107	—	—	1,673	4.5
Massachusetts	11	1,469	—	—	—	—	1,469	4.0
Washington	12	1,123	—	165	—	—	1,288	3.5
Virginia	10	894	—	246	—	—	1,140	3.1
Other (29 states & Canada)	151	7,174	1,921	4,356	653	—	14,104	38.1

Total	364	25,492	3,319	6,680	1,164	392	37,047	100.0%

% of Total		68.8%	9.0%	18.0%	3.1%	1.1%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	56	$340,716	$27,335	$201,436	$—	$187,387	$756,874	13.5%
California	29	411,326	—	58,767	217,699	7,798	695,590	12.4
Indiana	23	196,831	119,498	110,197	12,156	—	438,682	7.8
Oregon	19	261,316	33,002	56,905	—	—	351,223	6.2
Kentucky	28	244,506	58,991	—	9,373	30,313	343,183	6.1
New York	10	298,639	—	22,123	—	—	320,762	5.7
North Carolina	15	125,549	—	74,165	—	—	199,714	3.6
Washington	12	137,166	—	40,775	—	—	177,941	3.2
Arizona	5	—	10,348	37,885	121,757	—	169,990	3.0
Delaware	6	108,208	—	46,982	—	—	155,190	2.8
Other (29 states & Canada) (2)	161	802,092	259,412	825,032	117,333	—	2,003,869	35.7

Total	364	$2,926,349	$508,586	$1,474,267	$478,318	$225,498	$5,613,018	100.0%

% of Total		52.1%	9.1%	26.3%	8.5%	4.0%	100.0%
(1)    Represents the undepreciated book value of our real estate held for investment as of December 31, 2024.
(2)    Investment balance in Canada is based on the exchange rate as of December 31, 2024 of 0.6958 per 1 CAD.

Loans Receivable and Other Investments
As of December 31, 2024 and 2023, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2024
Investment	Quantity as of December 31, 2024	Property Type	Principal Balance as of December 31, 2024 (1)	Book Value as of December 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2024
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$319,000	7.7%	7.7%	11/01/26 - 06/01/29
Other	11	Multiple	55,410	51,962	50,440	7.9%	7.5%	05/01/25 - 08/31/33
	14		391,010	387,562	369,440	7.8%	7.7%
Allowance for loan losses			—	(6,094)	(6,665)
			$391,010	$381,468	$362,775
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	60,915	61,116	57,849	11.0%	11.0%	N/A
Total	19		$451,925	$442,584	$420,624	8.2%	8.2%
(1)    Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2024, no tenant relationship represented 10% or more of our total revenues.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 364 properties held for investment as of December 31, 2024 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2024. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2024, the substantial majority of our real estate properties held for investment (excluding 69 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 19 years, pursuant to which the tenants are responsible for all facility maintenance, code compliance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2024, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We, through our subsidiaries, retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2024, our real estate properties held for investment included 69 Senior Housing - Managed communities operated by 11 third-party property managers pursuant to property management agreements. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2024, we had approximately $980.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $60.5 million, available borrowings under our Revolving Credit Facility (as defined below) of $893.4 million and $26.1 million related to shares outstanding under forward sale agreements under our ATM Program (as defined below). The Credit Agreement (as defined below) also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. As of December 31, 2024, we had 60 relationships. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
Teammates and Equal Opportunity
As of December 31, 2024, we employed 50 full-time employees (our teammates), including our executive officers, none of whom is subject to a collective bargaining agreement. As of December 31, 2024, women comprised 56% of our workforce and 64% of our management level/leadership roles. As of December 31, 2024, 34% of our teammates self-identified as being members of one or more ethnic minorities. We believe our ethnic diversity is higher than this reported percentage as another 14% of our teammates chose not to self-identify. We believe that an inclusive and diverse workforce is essential to our continued success. We continuously aim to provide a fair, transparent and safe work environment, fostering a culture that promotes engagement and inclusion for all teammates.
We recognize that attracting and retaining talent at all levels is vital to our continued success. We create a competitive advantage as an employer of choice by reinforcing our value of work-life balance, resulting in increased engagement and retention. All teammates receive competitive salaries and attractive benefits. We take a holistic approach and are focused on empowering teammates by providing a positive and supportive work environment. We invest in our teammates’ well-being through high-quality benefits. Furthermore, we offer a hybrid work model supported by a cybersecurity-focused information technology (“IT”) team to enable our flexible and productive working arrangements.
We foster a collaborative culture and workplace that motivate and drive engagement. It is important to us that teammates feel valued and are committed to achieving goals. By focusing on the team’s output and deliverables, we establish a clear direction with purpose-driven motivation while building autonomy and trust through output-focused expectations. We create added value and engagement by providing the support and tools our teammates need to be successful in their roles. We also provide opportunities and team activities that create a sense of belonging and emotional well-being, which we know positively impact retention and engagement. Company-wide internal surveys are used to gauge levels of engagement and satisfaction, and 98% of participants in our most recent survey would recommend Sabra as a great place to work.
To plan for the future, our performance management strategy proactively reviews evolving roles to address the current and future needs of our business as part of our talent pipeline development strategy. We invest in our teammates’ development so that we have the right people with the right skills at the right time. We provide leadership coaching and training opportunities for management-level teammates to achieve professional goals and for ongoing development for future needs. In addition, our teammates’ development efforts are focused and aligned with our business goals. We also connect our teammates with our accomplished board of directors through quarterly board of directors dinner events.
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
CMS and various states in which our tenants operate our facilities have established minimum staffing requirements or may establish minimum staffing requirements in the future. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. Most states in which our tenants operate have statutes requiring that prior to the addition or construction of new nursing home beds, to the addition of new services or to certain capital expenditures in excess of defined levels, the tenant first must obtain a certificate of need, which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and centers. This certification process can restrict or prohibit the undertaking of a project or lengthen the period of time required to enlarge or renovate a facility or replace a tenant.
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. Various healthcare reform measures became law upon the enactment of the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Tax Cuts and Jobs Act (the “2017 Tax Act”), which amends certain provisions of the Affordable Care Act. Further, effective January 16, 2024, Medicare and Medicaid nursing facilities are required to comply with new disclosure requirements relating to the facility’s ownership, management, and the owners of real property lessors upon initial enrollment and revalidation with CMS. This new disclosure requirement involves reporting extensive information and may complicate our tenants’ and operators’ efforts to comply with Medicare and Medicaid requirements. Future Presidential and Congressional elections in the U.S. could result in further changes. Amendments to, repeal of or legal challenges to the Affordable Care Act and regulatory changes could impose further limitations on government payments to our tenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7 for additional information.
As of December 31, 2024, our subsidiaries owned eight healthcare facilities (five senior housing communities and three skilled nursing/transitional care facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
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
Risks Related to Our Business/Operations
Increased labor costs and labor shortages may adversely affect our business, results of operations, cash flows and financial condition.
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
Interest rates have risen substantially since 2022 and although interest rates moderated during 2024, they may rise in the future. Further, increases in interest rates could increase our interest costs for borrowings on our Revolving Credit Facility and any new debt we may incur. This increased cost could make the financing of any new investments more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could negatively impact the access to and cost of financing available to third parties interested in purchasing assets we may make available for sale, thereby decreasing the amount they are willing to pay for those assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
Inflation could adversely impact our operating expenses, as well as the operating expenses of our tenants, borrowers and Senior Housing - Managed communities, and could rise at rates that outpace increases in rental income.
Increased costs due to real or anticipated inflation, and any responsive government policies, may have material adverse effects on our operating expenses, as well as the operating expenses of our tenants and borrowers and their ability to meet their obligations to us. Inflation also increases the costs for us to make capital improvements to our facilities. With respect to our Senior Housing - Managed communities, we bear the impact of any increases in costs of labor, goods and services and may not be able to pass those cost increases on to the residents in those communities, in which case the profitability of the communities will suffer, which could in turn have a material adverse effect on our financial position and results of operations.
Pandemics or epidemics, such as COVID-19, may have a material adverse effect on our business, results of operations, cash flows and financial condition.
The COVID-19 pandemic has negatively impacted us and our operations, and another pandemic or epidemic may materially negatively impact us and our operations in the future. For example, as a result of decreased occupancy and increased operating costs for our tenants and borrowers due to the COVID-19 pandemic, our tenants’ and borrowers’ ability to meet their obligations as they came due, including their obligation to make full and timely rental payments and debt service payments, respectively, to us was adversely impacted and may in the future be adversely impacted by pandemics or epidemics. Additionally, due to the COVID-19 pandemic in some cases, we had to restructure our tenants’ long-term rent obligations and may be required to restructure such obligations in the future due to other pandemics or epidemics, which may not be on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. Further, the operating results of our Senior Housing - Managed portfolio and our unconsolidated joint ventures have been impacted and may be impacted by future pandemics or epidemics as well. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
In addition, if there are significant disruptions to our business due to a future pandemic or epidemic, our credit ratings may be adversely impacted and we may breach covenants in our debt agreements and be unable to service our debt. Further, significant disruption could cause us to reduce or suspend our dividend.
The duration and extent of the effects of a future pandemic or epidemic, such as we experienced with the COVID-19 pandemic, on our operational and financial performance are uncertain and difficult to predict and we may experience adverse impacts to our business, financial condition, results of operations and prospects.
We are exposed to operational risks with respect to our Senior Housing - Managed communities.
We are exposed to various operational risks with respect to our Senior Housing - Managed communities that may increase our costs or adversely affect our ability to generate revenues. These risks are similar to the ones described above and below with respect to our tenants and include fluctuations in occupancy and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our operators; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of a shortage of caregivers or other trained personnel, minimum staffing requirements, general inflationary pressures on wages, minimum wage laws or otherwise). Any one or a combination of these factors may adversely affect our business, financial position or results of operations.
Additionally, in April 2024, CMS issued a final rule that establishes minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”). The Minimum Staffing Standards require a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 HPRD needed to comply with the total nurse staffing standard. The Minimum Staffing Standards also require facilities to meet new facility assessment requirements and have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The Minimum Staffing Standards became effective on June 21, 2024, with a compliance deadline for the new facility assessment requirements of August 8, 2024 and a phase-in period consisting of three phases over three years for non-rural facilities and over five years for rural facilities for the staffing requirements. The Minimum Staffing Standards, as implemented in its current form, may exacerbate staffing challenges faced by our tenants, which could adversely affect our business, financial position or results of operations. The Minimum Staffing Standards are currently being challenged in federal court, however there can be no assurance that the outcome of such challenges will be favorable to us.
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
While our lease agreements and property management agreements require that comprehensive insurance and hazard insurance be maintained by our tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, as well as losses caused by pandemics, including COVID-19, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.
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
Our reported rental and related revenues may be subject to increased variability as a result of ASU 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”).
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
In addition, healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use are costly and at times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Our ability to make required modifications and/or renovations may involve costs associated with volatility in materials, tariffs on imported materials and labor prices and approvals of authorities or compliance with governmental regulations, including the Americans with Disabilities Act, which could result in increased costs and delays in transitioning a facility to a new tenant. Further, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us or our tenants to spend more on our new development properties. These expenditures or renovations and delays could materially adversely affect our business, financial condition or results of operations.
Potential litigation and rising insurance costs may affect our tenants’ and borrowers’ ability to obtain and maintain adequate liability and other insurance and their ability to make lease or loan payments and fulfill their insurance and indemnification obligations to us.
Our tenants and borrowers may be subject to lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants’ and borrowers’ costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants’ and borrowers’ ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases or loan agreements, as applicable; or make lease or loan payments to us, as applicable.
In addition, from time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants or operators. Furthermore, negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact our, our tenants’, our borrowers’ or our operators’ reputations.
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
We and our tenants, borrowers and operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. While we and our tenants, borrowers and operators maintain various physical, cyber and data security controls, incidents or breaches resulting from technical failures, natural hazards, theft and unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems do occur and they may have a material impact on our business. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks over the past few years. Additionally, cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence and quantum computing. We have engaged a third-party cybersecurity firm who serves as our dedicated IT team and helps us oversee, implement and manage our processes and controls to assess, identify and manage risks from cybersecurity threats. It is possible that our processes and controls will not detect or protect against all cybersecurity threats or incidents. In addition, any failure on the part of our outsourced IT team to effectively monitor and protect our information systems could make us more vulnerable to cybersecurity incidents. Although, to our knowledge, no cybersecurity incident has been material to our business to date, we have been, and expect to continue to be, subject to cybersecurity threats and attacks of varying degrees, and there can be no assurance that we will not experience a material incident. A data security incident or breach occurring at or involving us could have a material adverse impact on our company. A data security incident or breach occurring at or involving a tenant, borrower or operator could jeopardize the tenant’s or operators’ ability to fulfill its obligations to us and could adversely impact our financial position and results of operations.
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
As of December 31, 2024, we had outstanding indebtedness of $2.4 billion, which consisted of $1.8 billion of Senior Notes (as defined below), $534.4 million in Term Loans (as defined below), $106.6 million outstanding under our Revolving Credit Facility and aggregate secured indebtedness to third parties of $46.1 million on certain of our properties, and we had $893.4 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax law, including the possibility of major tax legislation, possibly with retroactive application, could adversely impact us or our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed. Investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our common stock.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other teammate of our company to our company or to the stockholders of our company, (iii) any action asserting a claim against our company or any director or officer or other teammate of our company arising pursuant to any provision of Maryland law, our charter or our bylaws, or (iv) any action asserting a claim against our company or any director or officer or other teammate of our company that is governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Maryland state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction. This exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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
Risk Management and Strategy
Our cybersecurity program includes the following key elements:
•Continuous monitoring of our networks, systems and cloud environments for any unusual activity by a dedicated, outsourced IT team utilizing threat detection and response capabilities.
•Regular review by senior management of monitoring and logging across predefined metrics to identify suspicious activity.
•Employment of technical safeguards including firewalls, managed network switches and access controls.
•Implementation of a zero-trust security architecture, including preventative security measures for cloud and network security and end-user protection, incorporating Microsoft Security Framework, Multi-Factor Authentication (MFA), Intrusion Detection System (IDS), Intrusion Prevention System (IPS) and Advanced Threat Protection (ATP) functionality to protect against viruses, malware, ransomware and phishing attempts.
•Review of applications from third-party service providers to ensure they meet the criteria of our security policies before implementation, and encryption of data that is transmitted over secured channels and ports from our application programming interfaces.
•Education and awareness for Sabra teammates through communication of security and technology policies via the employee handbook, monthly phishing campaigns and mandatory annual training on protecting data, phishing threats, cyber trends and other security measures.
•Maintenance of cyber insurance and crime insurance policies for Sabra and requirements for certain of our tenants and operators to carry a specified dollar amount of cyber insurance coverage, including coverage for third parties.
•Active monitoring of emerging cybersecurity trends and developments through our network of security partners.
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

ITEM 2. PROPERTIES
As of December 31, 2024, our investment portfolio consisted of 364 real estate properties held for investment (consisting of (i) 224 skilled nursing/transitional care facilities, (ii) 39 Senior Housing - Leased communities, (iii) 69 Senior Housing - Managed communities, (iv) 17 behavioral health facilities and (v) 15 specialty hospitals and other facilities), 14 investments in loans receivable (consisting of three mortgage loans and 11 other loans), five preferred equity investments and two investments in unconsolidated joint ventures. As of December 31, 2024, our real estate properties held for investment included 37,047 beds/units, spread across the U.S. and Canada. As of December 31, 2024, the substantial majority of our real estate properties (excluding 69 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 19 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2024, adjusted to reflect actual payments received related to the twelve months ended December 31, 2024 for leases no longer accounted for on an accrual basis, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing / Transitional Care	Senior Housing - Leased	Behavioral Health	Specialty Hospitals and Other	Total Annualized Revenues	% of Total
2025	$4,778	$—	$—	$1,532	$6,310	1.8%
2026	12,183	719	—	—	12,902	3.6%
2027	24,065	4,279	—	—	28,344	7.9%
2028	22,172	2,150	—	3,595	27,917	7.8%
2029	45,996	5,044	—	6,199	57,239	16.0%
2030	—	—	—	3,221	3,221	0.9%
2031	72,723	4,238	672	—	77,633	21.8%
2032	6,077	1,726	33,334	3,842	44,979	12.6%
2033	—	6,935	5,797	—	12,732	3.6%
2034	6,073	3,585	—	—	9,658	2.7%
Thereafter	55,570	16,604	3,121	765	76,060	21.3%

Total Annualized Revenues	$249,637	$45,280	$42,924	$19,154	$356,995	100.0%
We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Investments” in Part I, Item 1.

Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2024	2023	2022
Skilled Nursing/Transitional Care	80.9%	76.4%	73.5%
Senior Housing - Leased	89.6%	90.0%	84.4%
Behavioral Health, Specialty Hospitals and Other	77.9%	80.7%	82.2%
Senior Housing - Managed	85.2%	81.6%	82.1%
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
Secured Indebtedness
As of each of December 31, 2024 and 2023, eight of our properties held for investment were subject to secured indebtedness to third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2024 and 2023, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2024	2023	2024	2023	Maturity Date
Fixed Rate	$46,110	$48,143	3.35%	3.34%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of each of December 31, 2024 and 2023.
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
At February 12, 2025, we had approximately 3,797 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2024 or issue any shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended.
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
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock per share:

	Year Ended December 31,
Common Stock	2024	2023	2022
Non-qualified ordinary dividends	$1.0600	$0.6837	$0.8742
Non-dividend distributions	0.1400	0.5163	0.3258
	$1.2000	$1.2000	$1.2000

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2024.
The graph below assumes that $100 was invested at the close of market on December 31, 2019 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nareit Health Care Property Sector Total Return Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
SBRA
NAREIT Healthcare
NASDAQ

The above performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any document as filed.

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
•Recently Issued Accounting Standards Updates
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
The above factors, together with the impact of COVID-19, have resulted in decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. Our Senior Housing - Managed portfolio has been similarly impacted, and we expect that decreased occupancy and increased operating costs will continue to negatively impact the operating results of these investments. While our tenants, borrowers and Senior Housing - Managed portfolio have experienced increases in occupancy, certain of those occupancy rates are still below pre-pandemic levels. On the labor front, our tenants, borrowers and Senior Housing - Managed portfolio have significantly reduced their reliance on agency staffing, which was a mainstay in the wake of COVID-19, and while they continue to experience improvements in both permanent labor availability and overall costs from the worst point of the pandemic, permanent labor supply remains lower and costs remain higher than pre-pandemic levels. We are, however, encouraged by increases our tenants are receiving in reimbursement rates in our skilled nursing/transitional care portfolio, as those increases have led to margin recovery despite occupancy being below pre-pandemic levels.
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
Acquisitions
During the year ended December 31, 2024, we acquired three Senior Housing - Managed communities and one Senior Housing - Leased community for aggregate consideration of $136.4 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
Dispositions
During the year ended December 31, 2024, we completed the sale of 17 skilled nursing/transitional care facilities and one behavioral health facility for aggregate consideration, net of closing costs, of $96.0 million. The net carrying value of the assets and liabilities of these facilities was $93.9 million, which resulted in an aggregate $2.1 million net gain on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
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
Recently Issued Accounting Standards Updates
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.

Results of Operations
As of December 31, 2024, our investment portfolio consisted of 364 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. As of December 31, 2023, our investment portfolio consisted of 378 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
A discussion of our results of operations for the year ended December 31, 2022 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2023 and 2022” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Comparison of results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2024	2023
Revenues:
Rental and related revenues	$381,495	$376,266	$5,229	1%	$(2,330)	$7,559
Resident fees and services	284,581	236,153	48,428	21%	11,524	36,904
Interest and other income	37,159	35,095	2,064	6%	1,115	949
Expenses:
Depreciation and amortization	169,623	183,087	(13,464)	(7)%	(1,042)	(12,422)
Interest	115,272	112,964	2,308	2%	—	2,308
Triple-net portfolio operating expenses	17,072	17,932	(860)	(5)%	(392)	(468)
Senior housing - managed portfolio operating expenses	210,016	177,313	32,703	18%	6,469	26,234
General and administrative	50,067	47,472	2,595	5%	—	2,595
(Recovery of) provision for loan losses	(571)	191	(762)	(399)%	(150)	(612)
Impairment of real estate	18,472	14,332	4,140	29%	(4,706)	8,846
Other income (expense):
Loss on extinguishment of debt	—	(1,541)	1,541	(100)%	—	1,541
Other income	2,735	2,598	137	5%	82	55
Net gain (loss) on sales of real estate	2,095	(76,625)	78,720	(103)%	78,720	—
Loss from unconsolidated joint ventures	(397)	(2,897)	2,500	(86)%	104	2,396
Income tax expense	(1,005)	(2,002)	997	(50)%	—	997
(1)    Represents the dollar amount increase (decrease) for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of investments/dispositions made after January 1, 2023.
(2)    Represents the dollar amount increase (decrease) for the year ended December 31, 2024 compared to the year ended December 31, 2023 that is not a direct result of investments/dispositions made after January 1, 2023.
Rental and Related Revenues
During the year ended December 31, 2024, we recognized $381.5 million of rental income compared to $376.3 million for the year ended December 31, 2023. The $5.2 million net increase in rental income is related to (i) a $6.8 million net increase in rental and related revenues related to leases that are no longer accounted for on an accrual basis, (ii) a $6.2 million increase from properties acquired after January 1, 2023, (iii) a $2.4 million increase due to incremental revenue related to capital expenditures, (iv) a $2.2 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index and (v) a $1.6 million increase from properties that were transitioned to new operators. These increases are partially offset by (i) an $8.5 million decrease from properties disposed of after January 1, 2023, (ii) a $2.9 million increase in cash and non-cash rent receivable write-offs related to leases that are no longer accounted for on an accrual basis, (iii) a $1.1 million decrease in Genesis excess rents in accordance with the terms of the memorandum of understanding entered into with

Genesis in 2017 and (iv) a $1.1 million decrease from facilities transitioned from triple-net leases to Senior Housing - Managed communities.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2024 and 2023.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Resident Fees and Services
During the year ended December 31, 2024, we recognized $284.6 million of resident fees and services compared to $236.2 million for the year ended December 31, 2023. The $48.4 million net increase is due to (i) a $21.8 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2023, (ii) a $15.1 million increase related to increased occupancy and an increase in rates and (iii) an $11.9 million increase from four Senior Housing - Managed communities acquired after January 1, 2023. These increases are partially offset by a $0.4 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2023.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the year ended December 31, 2024, we recognized $37.2 million of interest and other income compared to $35.1 million for the year ended December 31, 2023. The net increase of $2.1 million is due to (i) a $1.5 million increase from investments made after January 1, 2023, (ii) a $0.7 million increase due to increased fundings for existing investments, (iii) a $0.4 million increase in bank interest income and (iv) a $0.2 million lease termination payment primarily related to one skilled nursing/transitional care facility that was sold during 2024, partially offset by a $0.7 million decrease in income from investments repaid after January 1, 2023.
Depreciation and Amortization
During the year ended December 31, 2024, we incurred $169.6 million of depreciation and amortization expense compared to $183.1 million for the year ended December 31, 2023. The net decrease of $13.5 million is due to (i) an $8.1 million decrease due to accelerating the remaining useful life of a facility that was demolished in 2023, (ii) a $6.3 million decrease due to assets that have been fully depreciated and (iii) a $5.9 million decrease from properties disposed of after January 1, 2023. These decreases are partially offset by a $4.9 million increase from properties acquired after January 1, 2023 and a $1.9 million increase from additions to real estate.
Interest Expense
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2024, we incurred $115.3 million of interest expense compared to $113.0 million for the year ended December 31, 2023. The $2.3 million net increase is primarily related to a $4.1 million increase in interest expense related to borrowings under the Credit Agreement, partially offset by a $1.8 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2024, we recognized $17.1 million of triple-net portfolio operating expenses compared to $17.9 million for the year ended December 31, 2023. The $0.9 million net decrease is primarily due to a $1.3 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and a $0.4 million decrease from properties disposed of after January 1, 2023. The decreases are partially offset by an $0.8 million increase due to adjustments to our estimates related to property taxes.

Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2024, we recognized $210.0 million of Senior Housing - Managed portfolio operating expenses compared to $177.3 million for the year ended December 31, 2023. The $32.7 million net increase is due to (i) a $19.1 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2023, (ii) a $6.9 million increase related to four Senior Housing - Managed communities acquired after January 1, 2023, (iii) a $3.1 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $2.1 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy, (v) a $1.4 million increase in marketing, administrative and corporate overhead expenses and (vi) a $0.4 million increase in taxes primarily due to changes in estimates. These increases are partially offset by a $0.4 million decrease related to one Senior Housing - Managed community disposed of after January 1, 2023.
General and Administrative Expenses
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the year ended December 31, 2024, general and administrative expenses were $50.1 million compared to $47.5 million during the year ended December 31, 2023. The $2.6 million net increase is related to a $3.2 million increase in compensation, including a $1.0 million increase in stock-based compensation, for our teammates as a result of changes in performance-based payout assumptions on compensation and annual salary adjustments, partially offset by a $0.5 million decrease in insurance expense.
(Recovery of) Provision for Loan Losses
During the years ended December 31, 2024 and 2023, we recognized a $0.6 million recovery of and a $0.2 million provision for loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
During the year ended December 31, 2024, we recognized an $18.5 million impairment of real estate primarily related to six facilities that were sold or are expected to be sold. During the year ended December 31, 2023, we recognized a $14.3 million impairment of real estate related to three facilities that have sold.
Loss on Extinguishment of Debt
No loss on extinguishment of debt was recognized during the year ended December 31, 2024. During the year ended December 31, 2023, we recognized a $1.5 million loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating the fifth amended and restated unsecured credit agreement entered into by the Operating Partnership and Sabra Canadian Holdings, LLC and the other parties thereto on September 9, 2019.
Other Income
During the year ended December 31, 2024, we recognized $2.7 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities, including $1.7 million of business interruption insurance income and a $0.5 million gain on insurance proceeds related to the damage incurred at the facility, and a $0.5 million gain related to our cross currency interest rate swaps. During the year ended December 31, 2023, we recognized $2.6 million of other income related to (i) a $3.7 million gain on insurance proceeds received related to property damage incurred at a vacant facility, (ii) $0.5 million of business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire and (iii) $0.3 million of income related to the sale of licensed beds. This income is partially offset by $1.5 million of transition-related expenses related to the transition of 14 Senior Housing - Managed communities to new operators in 2023.
Net Gain (Loss) on Sales of Real Estate
During the year ended December 31, 2024, we recognized an aggregate net gain of $2.1 million related to the disposition of 17 skilled nursing/transitional care facilities and one behavioral health facility. During the year ended December 31, 2023, we recognized an aggregate net loss of $76.6 million related to the disposition of 24 skilled nursing/transitional care facilities, three Senior Housing - Leased communities and one Senior Housing - Managed community.
Loss from Unconsolidated Joint Ventures
During the year ended December 31, 2024, we recognized $0.4 million of loss from our unconsolidated joint ventures compared to $2.9 million of loss for the year ended December 31, 2023. The $2.5 million net improvement is primarily related to a $2.7 million increase in revenues net of operating expenses primarily due to increased occupancy, which includes $0.2 million related to one senior housing community acquired by one of our joint ventures after January 1, 2023.
Income Tax Expense
During the year ended December 31, 2024, we recognized $1.0 million of income tax expense compared to $2.0 million for the year ended December 31, 2023. The $1.0 million decrease is due to lower taxable income during the year ended December 31, 2024.
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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2024, 2023 and 2022, to net income (loss), the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$126,712	$13,756	$(77,605)
Depreciation and amortization of real estate assets	169,623	183,087	187,782
Depreciation, amortization and impairment of real estate assets related to unconsolidated joint ventures	8,893	8,697	22,095
Net (gain) loss on sales of real estate	(2,095)	76,625	12,011
Net gain on sales of real estate related to unconsolidated joint ventures	—	—	(220)
Impairment of real estate	18,472	14,332	94,042
Other-than-temporary impairment of unconsolidated joint ventures	—	—	57,778
FFO	321,605	296,497	295,883
Stock-based compensation expense	8,987	7,917	7,453
Non-cash rental and related revenues	(3,856)	(8,699)	2,183
Non-cash interest income	29	(372)	(2,285)
Non-cash interest expense	10,479	12,265	11,094
Non-cash portion of loss on extinguishment of debt	—	1,541	411
(Recovery of) provision for loan losses and other reserves	(571)	191	141
Deferred tax valuation allowance related to unconsolidated joint ventures	—	—	19,613
Other adjustments related to unconsolidated joint ventures	472	502	(5,155)
Other adjustments	1,043	1,491	3,686
AFFO	$338,188	$311,333	$333,024

FFO per diluted common share	$1.36	$1.27	$1.28
AFFO per diluted common share	$1.43	$1.33	$1.43

Weighted average number of common shares outstanding, diluted:
FFO	236,045,862	232,792,778	231,851,542
AFFO	237,116,036	233,883,279	232,784,543
The following table sets forth additional information related to certain other items included in net income (loss) above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	Net Income (Loss)			FFO			AFFO
Rental and related revenues:
Rental and related revenue write-offs / lease intangible amortization acceleration	$6.0	$2.5	$15.8	$6.0	$2.5	$15.8	$0.7	$—	$0.1
Interest and other income:
Lease termination income	0.2	—	2.5	0.2	—	2.5	0.2	—	2.5
(Recovery of) provision for loan losses and other reserves	(0.6)	0.2	0.1	(0.6)	0.2	0.1	—	—	—
Loss on extinguishment of debt	—	1.5	0.4	—	1.5	0.4	—	—	—
Other income (expense):
Insurance income	2.2	4.2	—	2.2	4.2	—	2.2	4.2	—
Liquidity and Capital Resources
As of December 31, 2024, we had approximately $980.0 million in liquidity, consisting of unrestricted cash and cash equivalents of $60.5 million, available borrowings under our Revolving Credit Facility of $893.4 million and $26.1 million related to shares outstanding under forward sale agreements under our ATM Program. The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
During the year ended December 31, 2024, we utilized the forward feature of the ATM Program to allow for the sale of up to 7.5 million shares of our common stock at an initial weighted average price of $15.47 per share, net of commissions, and we settled 6.0 million shares at a weighted average net price of $14.90 per share, after commissions and fees, resulting in net proceeds of $89.2 million.
As of December 31, 2024, 1.5 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.33 per share, net of commissions.
No other shares were sold under the ATM Program during the year ended December 31, 2024.
As of December 31, 2024, we had $382.8 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $310.5 million for the year ended December 31, 2024. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity, and decreases to operating cash flows primarily relate to disposition activity and interest expense from increased borrowing activity and higher interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $109.0 million and included $136.4 million used for the acquisition of four facilities, $54.7 million used for additions to real estate, $21.6 million used to provide funding for loans receivable, $2.8 million used to provide funding for a preferred equity investment and $1.3 million used for the investment in an unconsolidated joint venture, partially offset by $96.0 million of net proceeds from the sales of real estate, $5.9 million in repayments of preferred equity investments, $3.6 million in repayments of loans receivable and $2.4 million in insurance proceeds.

Cash Flows from Financing Activities
During the year ended December 31, 2024, net cash used in financing activities was $181.6 million and included $280.2 million of dividends paid to stockholders, $2.0 million of principal repayments on secured debt and $0.1 million of payments of deferred financing costs related to the Credit Agreement, partially offset by $86.1 million of proceeds from shares sold through our ATM Program, net of related costs and payroll costs related to the issuance of common stock pursuant to equity compensation arrangements, and $14.6 million of net proceeds from our Revolving Credit Facility.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of December 31, 2024 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $5.0 million and deferred financing costs, net of $9.0 million as of December 31, 2024.
See Note 9, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2024, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 9, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2024, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of December 31, 2024, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$46,110	2.85%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of December 31, 2024.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of December 31, 2024, applicable interest rates in effect as of December 31, 2024, and including the impact of interest rate swaps are $102.8 million in 2025, $102.7 million in 2026, $65.8 million in 2027, $40.6 million in 2028, $40.3 million in 2029 and $60.6 million thereafter.

Capital and Other Expenditures and Funding Commitments. For the years ended December 31, 2024, 2023 and 2022, our aggregate capital expenditures were $54.7 million, $84.9 million and $54.5 million, respectively. As of December 31, 2024, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $16 million, of which $13 million will directly result in incremental rental income, and approximately $6 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of December 31, 2024, we have committed to provide up to $1.4 million of future funding related to two loan receivable investments.
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
We paid dividends of $280.2 million on our common stock during the year ended December 31, 2024. On February 3, 2025, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 28, 2025 to common stockholders of record as of February 14, 2025.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2024 and 2023 and aggregate summarized statement of loss information for the year ended December 31, 2024 is as follows (in thousands):

	As of December 31,
	2024	2023
Total assets	$92,968	$72,730
Total liabilities	2,295,145	2,272,119

	Year Ended December 31, 2024
Total revenues	$1,111
Total expenses	151,261
Net loss	(150,199)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 364 real estate properties held for investment as of December 31, 2024 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2024, no tenant relationship represented 10% or more of our total revenues.

Skilled Nursing Facility Reimbursement Rates
For the year ended December 31, 2024, 39.2% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily related to adverse changes in interest rates and the exchange rate for Canadian dollars. We use derivative instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. See Note 10, “Derivative and Hedging Instruments,” in the Notes to Consolidated Financial Statements for further discussion of our derivative instruments.
Interest rate risk. As of December 31, 2024, our indebtedness included $1.8 billion aggregate principal amount of Senior Notes outstanding, $534.4 million in Term Loans, $106.6 million outstanding under the Revolving Credit Facility and $46.1 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2024, we had $640.9 million of outstanding variable rate indebtedness and $893.4 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap and collar agreements. As of December 31, 2024, we had interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under the U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under the Canadian dollar Term Loan at 2.59%.
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
Assuming a 100 basis point increase or decrease in the index underlying our variable rate debt, and after giving effect to the impact of interest rate derivative instruments, interest expense would increase or decrease by $1.1 million, for the twelve months following December 31, 2024.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $189.6 million as of December 31, 2024 and cross currency swap instruments. Based on our operating results for the three months ended December 31, 2024, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2024, our cash flows would have decreased or increased, as applicable, by $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.
(2)    Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-38	through	F-55	of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2024
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024
All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
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

10.9+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective March 21, 2023 (incorporated by reference to Exhibit 10.9 of the Annual Report on 10-K filed by Sabra Health Care REIT, Inc. on February 27, 2024).

10.10
Equity Distribution Agreement, dated February 23, 2023, among the Company, the Sales Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on February 23, 2023).

19.1*	Sabra Health Care REIT, Inc. Insider Trading Policy, effective December 12, 2024.

21.1*	List of Subsidiaries of Sabra Health Care REIT, Inc.

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

97.1
Sabra Health Care REIT, Inc. Incentive Compensation Recoupment Policy, effective September 20, 2023 (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 27, 2024).

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

ITEM 16. FORM 10-K SUMMARY
    None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments
As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company’s real estate investments net carrying value was $4.5 billion as of December 31, 2024. Management regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. The undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements and comparable sales and other local and national industry market data. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.
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
February 19, 2025

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2024	2023
Assets
Real estate investments, net of accumulated depreciation of $1,102,030 and $1,021,086 as of December 31, 2024 and 2023, respectively	$4,513,734	$4,617,261
Loans receivable and other investments, net	442,584	420,624
Investment in unconsolidated joint ventures	121,803	136,843
Cash and cash equivalents	60,468	41,285
Restricted cash	5,871	5,434
Lease intangible assets, net	27,464	30,897
Accounts receivable, prepaid expenses and other assets, net	131,755	133,806
Total assets	$5,303,679	$5,386,150
Liabilities
Secured debt, net	$45,316	$47,301
Revolving credit facility	106,554	94,429
Term loans, net	529,753	537,120
Senior unsecured notes, net	1,736,025	1,735,253
Accounts payable and accrued liabilities	117,896	136,981
Lease intangible liabilities, net	26,847	32,532
Total liabilities	2,562,391	2,583,616
Commitments and contingencies (Note 16)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 237,586,882 and 231,266,020 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,376	2,313
Additional paid-in capital	4,592,605	4,494,755
Cumulative distributions in excess of net income	(1,874,633)	(1,718,279)
Accumulated other comprehensive income	20,940	23,745
Total equity	2,741,288	2,802,534
Total liabilities and equity	$5,303,679	$5,386,150
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental and related revenues (Note 4)	$381,495	$376,266	$400,586
Resident fees and services	284,581	236,153	186,672
Interest and other income	37,159	35,095	37,553
Total revenues	703,235	647,514	624,811
Expenses:
Depreciation and amortization	169,623	183,087	187,782
Interest	115,272	112,964	105,471
Triple-net portfolio operating expenses	17,072	17,932	19,623
Senior housing - managed portfolio operating expenses	210,016	177,313	142,990
General and administrative	50,067	47,472	39,574
(Recovery of) provision for loan losses	(571)	191	141
Impairment of real estate	18,472	14,332	94,042
Total expenses	579,951	553,291	589,623
Other income (expense):
Loss on extinguishment of debt	—	(1,541)	(411)
Other income (expense)	2,735	2,598	(1,097)
Net gain (loss) on sales of real estate	2,095	(76,625)	(12,011)
Total other income (expense)	4,830	(75,568)	(13,519)
Income before loss from unconsolidated joint ventures and income tax expense	128,114	18,655	21,669
Loss from unconsolidated joint ventures	(397)	(2,897)	(98,032)
Income tax expense	(1,005)	(2,002)	(1,242)
Net income (loss)	$126,712	$13,756	$(77,605)

Net income (loss), per:
Basic common share	$0.54	$0.06	$(0.34)
Diluted common share	$0.54	$0.06	$(0.34)

Weighted average number of common shares outstanding, basic	233,498,736	231,203,391	230,947,895
Weighted average number of common shares outstanding, diluted	236,045,862	232,792,778	230,947,895
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except footnote data)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$126,712	$13,756	$(77,605)
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(5,741)	(205)	3,141
Unrealized gain on cash flow hedges (1)	2,936	4,887	25,943
Total other comprehensive (loss) income	(2,805)	4,682	29,084
Comprehensive income (loss)	$123,907	$18,438	$(48,521)
(1)    Amounts are net of income tax benefit of $17,000 for the year ended December 31, 2022. No such income tax benefit was recognized during each of the years ended December 31, 2024 and 2023.
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amounts
Balance, December 31, 2021	230,398,655	$2,304	$4,482,451	$(1,095,204)	$(10,021)	$3,379,530
Net loss	—	—	—	(77,605)	—	(77,605)
Other comprehensive income	—	—	—	—	29,084	29,084
Amortization of stock-based compensation	—	—	9,433	—	—	9,433
Common stock issuance, net	610,640	6	(4,917)	—	—	(4,911)
Common dividends ($1.20 per share)	—	—	—	(279,136)	—	(279,136)
Balance, December 31, 2022	231,009,295	2,310	4,486,967	(1,451,945)	19,063	3,056,395

Net income	—	—	—	13,756	—	13,756
Other comprehensive income	—	—	—	—	4,682	4,682
Amortization of stock-based compensation	—	—	10,559	—	—	10,559
Common stock issuance, net	256,725	3	(2,771)	—	—	(2,768)
Common dividends ($1.20 per share)	—	—	—	(280,090)	—	(280,090)
Balance, December 31, 2023	231,266,020	2,313	4,494,755	(1,718,279)	23,745	2,802,534

Net income	—	—	—	126,712	—	126,712
Other comprehensive loss	—	—	—	—	(2,805)	(2,805)
Amortization of stock-based compensation	—	—	11,902	—	—	11,902
Common stock issuance, net	6,320,862	63	85,948	—	—	86,011
Common dividends ($1.20 per share)	—	—	—	(283,066)	—	(283,066)
Balance, December 31, 2024	237,586,882	$2,376	$4,592,605	$(1,874,633)	$20,940	$2,741,288
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$126,712	$13,756	$(77,605)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,623	183,087	187,782
Non-cash rental and related revenues	(3,856)	(8,699)	2,183
Non-cash interest income	29	(372)	(2,285)
Non-cash interest expense	10,479	12,265	11,094
Stock-based compensation expense	8,987	7,917	7,453
Loss on extinguishment of debt	—	1,541	411
(Recovery of) provision for loan losses	(571)	191	141
Net (gain) loss on sales of real estate	(2,095)	76,625	12,011
Impairment of real estate	18,472	14,332	94,042
Other-than-temporary impairment of unconsolidated joint ventures	—	—	57,778
Loss from unconsolidated joint ventures	397	2,897	40,254
Distributions of earnings from unconsolidated joint ventures	5,447	3,469	—
Other non-cash items	(534)	(3,704)	2,167
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(15,462)	(11,078)	(6,443)
Accounts payable and accrued liabilities	(7,087)	8,344	(13,250)
Net cash provided by operating activities	310,541	300,571	315,733
Cash flows from investing activities:
Acquisition of real estate	(136,430)	(78,530)	(92,204)
Origination and fundings of loans receivable	(21,645)	(11,418)	(23,812)
Origination and fundings of preferred equity investments	(2,832)	(11,023)	(8,021)
Additions to real estate	(54,712)	(84,855)	(54,473)
Escrow deposits for potential investments	—	—	(780)
Repayments of loans receivable	3,551	9,274	5,272
Repayments of preferred equity investments	5,944	5,460	5,376
Investment in unconsolidated joint ventures	(1,258)	(5,235)	(142,910)
Net proceeds from the sales of real estate	95,999	247,622	87,304
Deposits for potential sale of real estate	—	—	8,000
Net proceeds from sales-type lease	—	25,490	—
Insurance proceeds	2,382	5,801	—
Distributions in excess of earnings from unconsolidated joint ventures	—	544	—
Net cash (used in) provided by investing activities	(109,001)	103,130	(216,248)
Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facility	14,595	(104,338)	204,046
Proceeds from term loans	—	12,188	—
Principal payments on term loans	—	—	(63,750)
Principal payments on secured debt	(2,033)	(1,979)	(17,516)
Payments of deferred financing costs	(94)	(18,142)	(20)
Payment of contingent consideration	—	(17,900)	(2,500)
Issuance of common stock, net	86,121	(2,682)	(4,810)
Dividends paid on common stock	(280,150)	(277,447)	(277,157)
Net cash used in financing activities	(181,561)	(410,300)	(161,707)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,979	(6,599)	(62,222)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(359)	(614)	268
Cash, cash equivalents and restricted cash, beginning of period	46,719	53,932	115,886
Cash, cash equivalents and restricted cash, end of period	$66,339	$46,719	$53,932
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$105,200	$102,409	$97,723
Income taxes paid	$1,389	$1,670	$1,657
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$4,644	$14,311
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2024, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2024 and 2023, none of the Company’s investments in loans were accounted for as real estate joint ventures.

As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2024, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Impairment of Real Estate Investments
The Company regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential undiscounted future cash flows. In these instances, the undiscounted future cash flows models used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements, and comparable sales and other local and national industry market data. When discounted cash flow is used to determine fair value, a discount rate assumption is also used. The assumptions are generally based on management’s experience in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company determines estimated fair value based primarily upon (i) estimated sale prices from signed contracts or letters of intent from third-party offers, (ii) discounted cash flow models of the investment over its remaining hold period, (iii) third-party appraisals and (iv) comparable sales and other local and national industry market data.
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
Government Grants
By analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, government assistance provided to the Company in the form of an income grant, which is not related to long-lived assets and is not required to be repaid, is recognized as grant income when there is reasonable assurance that the grant will be received and the Company will comply with any conditions associated with the grant. Additionally, grants are recognized over the periods in which the Company recognizes the qualifying expenses and/or lost income for which the grants are intended to compensate. As of December 31, 2024, 2023 and 2022, the amount of qualifying expenditures exceeded amounts recognized under The Coronavirus Aid Relief and Economic Security Act and other programs, and the Company had complied with all grant conditions. Accordingly, during each of the years ended December 31, 2023 and 2022, the Company recognized $0.1 million of grants in resident fees and services, and during the year ended December 31, 2022, the Company recognized $3.6 million of grants in loss from unconsolidated joint ventures in the accompanying consolidated statements of income (loss). No grants were recognized during the year ended December 31, 2024.
Casualty Gains and Losses
Income resulting from insurance recoveries of property damage or business interruption losses is recognized when proceeds are received or contingencies related to the insurance recoveries are resolved.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2024 and 2023, the Company did not have any assets held for sale.
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
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2024. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.
Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, restricted cash totaled $5.9 million and $5.4 million, respectively, and restricted cash obligations totaled $5.5 million and $1.4 million, respectively.
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
Per Share Data
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common equivalents outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities, such as the impact of forward equity sales agreements using the treasury stock method and common shares issuable from certain performance restricted stock units and unvested restricted stock units. See Note 15, “Earnings Per Common Share.”
Segment
The Company conducts and manages its business of investing in the healthcare sector as one reportable segment for internal reporting and internal decision-making purposes. The presentation of financial results as one reportable segment is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), Sabra’s Chief Executive Officer, evaluates performance and makes resource allocation and operating decisions for the Company. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying consolidated statements of income (loss).
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as disclosure of the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has included additional disclosures related to ASU 2023-07 in this Form 10-K (see “Segment”) and will include additional disclosures related to ASU 2023-07 in its future quarterly and annual reports.
Issued but Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01 to clarify the effective date (together, herein referred to as “ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily through disaggregated disclosures of specified information about certain costs and expenses included in relevant expense captions on the statement of income (loss). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the year ended December 31, 2024, the Company acquired three Senior Housing - Managed communities and one Senior Housing - Leased community. During the year ended December 31, 2023, the Company acquired two skilled nursing/transitional care facilities, one Senior Housing - Leased community and one Senior Housing - Managed community. The Senior Housing - Managed community acquired during the year ended December 31, 2023 was part of the Company’s proprietary development pipeline and was previously reflected as a preferred equity investment which had a book value of $4.6 million at the time of acquisition. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023
Land	$9,222	$6,796
Building and improvements	121,664	79,830
Tenant origination and absorption costs intangible assets	5,338	3,492
Tenant relationship intangible assets	206	255
Total consideration	$136,430	$90,373
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of three years and 25 years, respectively, for the acquisitions completed during the year ended December 31, 2024. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of four years and 22 years, respectively, for acquisitions completed during the year ended December 31, 2023.
For the year ended December 31, 2024, the Company recognized $12.5 million and $2.5 million of total revenues and net income, respectively, from the facilities acquired during the year ended December 31, 2024. For the year ended December 31,

2023, the Company recognized $10.4 million and $0.7 million of total revenues and net income, respectively, from the facilities acquired during the year ended December 31, 2023.
During the year ended December 31, 2023, the Company, in accordance with the terms of the agreements pursuant to which it purchased the facilities, paid $17.9 million in additional consideration related to two Senior Housing - Managed communities that achieved certain performance metrics. This amount is included in real estate investments, net of accumulated depreciation on the accompanying consolidated balance sheets.

4.INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	224	25,492	$2,926,349	$(588,107)	$2,338,242
Senior Housing - Leased	39	3,319	508,586	(102,111)	406,475
Senior Housing - Managed	69	6,680	1,474,267	(278,328)	1,195,939
Behavioral Health	17	1,164	478,318	(79,819)	398,499
Specialty Hospitals and Other	15	392	225,498	(52,872)	172,626
	364	37,047	5,613,018	(1,101,237)	4,511,781
Corporate Level			2,746	(793)	1,953
			$5,615,764	$(1,102,030)	$4,513,734
As of December 31, 2023

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	241	26,769	$3,050,861	$(535,653)	$2,515,208
Senior Housing - Leased	43	3,473	573,274	(109,601)	463,673
Senior Housing - Managed	61	6,041	1,289,485	(255,803)	1,033,682
Behavioral Health	18	1,159	496,737	(71,943)	424,794
Specialty Hospitals and Other	15	392	225,443	(47,454)	177,989
	378	37,834	5,635,800	(1,020,454)	4,615,346
Corporate Level			2,547	(632)	1,915
			$5,638,347	$(1,021,086)	$4,617,261

	As of December 31,
	2024	2023
Building and improvements	$4,853,151	$4,843,258
Furniture and equipment	207,265	238,185
Land improvements	11,813	10,306
Land	543,535	546,598
Total real estate at cost	5,615,764	5,638,347
Accumulated depreciation	(1,102,030)	(1,021,086)
Total real estate investments, net	$4,513,734	$4,617,261
During the year ended December 31, 2023, the Company received $6.2 million of insurance proceeds related to a vacant facility owned by the Company that suffered damages as a result of vandalism and theft and recorded a $3.7 million gain related to the property damage which is included in other income (expense) on the accompanying consolidated statements of income (loss).
Capital and Other Expenditures
As of December 31, 2024, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $16 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $3.9 million, $2.0 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company received business interruption insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities of $2.1 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively. The Company recorded business interruption insurance income, which is included in other income (expense) on the accompanying consolidated statements of income (loss), of $1.7 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively. The remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income (loss). Additionally, during the year ended December 31, 2024, the Company received property insurance proceeds of $2.4 million and recorded a $0.5 million gain related to the property damage which is included in other income (expense) on the accompanying consolidated statements of income (loss).
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of December 31, 2024	Ownership as of December 31, 2024 (1)	Book Value as of December 31,
				2024	2023
Sienna Joint Venture	Senior Housing - Managed	12	50%	$107,732	$119,724
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	14,071	17,119
				$121,803	$136,843
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
During 2022, the Company concluded that the estimated fair value of its investment in its joint venture with affiliates of TPG Real Estate, the real estate platform of TPG (the “Enlivant Joint Venture”) had declined to zero. This decline was deemed to be other-than-temporary, and the Company recorded an impairment charge totaling $57.8 million during the year ended December 31, 2022 which is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of income (loss). Effective January 1, 2023, the Company discontinued applying the equity method of accounting to the Enlivant Joint Venture, in which it had a 49% equity interest. Effective May 1, 2023, the Company withdrew and resigned its membership in the Enlivant Joint Venture and accordingly, no longer has an equity interest in the Enlivant Joint Venture as of such date.

Summarized Financial Information
The following tables present summarized financial information for the Company’s investments in unconsolidated joint ventures (in thousands):

	As of December 31,
	2024	2023
Total assets	$313,480	$353,779
Total liabilities	97,722	106,490
Member’s equity	215,758	247,289

	Year Ended December 31,
	2024	2023	2022 (1)
Total revenues	$70,615	$64,446	$351,073
Operating expenses	49,455	47,811	324,462
Net loss	(5,559)	(9,823)	(66,171)

Company’s share of net loss	$(397)	$(2,897)	$(32,581)
Basis adjustments	—	—	7,673
Other-than-temporary impairment	—	—	57,778
Loss from unconsolidated joint venture	$(397)	$(2,897)	$(98,032)
(1)    For the year ended December 31, 2022, for the Enlivant Joint Venture (i) certain amounts in the financial information have been reclassified to conform to Sabra’s presentation, (ii) except for basis adjustments, other-than-temporary impairment and loss from unconsolidated joint venture, the financial information reflects the historical cost basis of the assets which predated the Company’s investment in the joint venture and (iii) the Company’s share of net loss excludes certain equity-like compensation expense and the related income tax impact as such expense is not the responsibility of the Company under the terms of the joint venture agreement. Additionally, TPG caused the Enlivant Joint Venture to fund $25.0 million of payments to Enlivant beyond amounts contractually required under the management agreement. These payments were to support the operations of Enlivant and are reflected as operating expenses. Funding for the support payments did not require capital contributions from Sabra but rather were funded with proceeds received by the Enlivant Joint Venture from TPG for the issuance of senior preferred interests or with cash on hand at the Enlivant Joint Venture.

5.IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the years ended December 31, 2024, 2023 and 2022, the Company recognized real estate impairments of $18.5 million, $14.3 million and $94.0 million, respectively, related to six, three and 10 facilities, respectively. These facilities have either been sold or are non-operational.
To estimate the fair value of the impaired facilities, the Company utilized a market approach which considered binding sale agreements, non-binding offers from unrelated third parties or model-derived valuations with significant unobservable inputs, including comparable sales and other local and national industry market data (Level 3 measurements), as applicable. The Company utilized sales price per square foot values ranging from $4 to $73 in its fair value calculations for two non-operational facilities impaired during the year ended December 31, 2024.
The Company continues to evaluate additional assets for sale as part of its initiative to recycle capital and further improve its portfolio quality. This could lead to a shorter hold period and could result in the determination that the full amount of the Company’s investment is not recoverable, resulting in an impairment charge or loss on sale which could be material.

Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Number of facilities	18	28	18
Consideration, net of closing costs	$96.0	$255.6	$87.3
Net carrying value	93.9	332.2	99.3
Net gain (loss) on sale	$2.1	$(76.6)	$(12.0)
Related to these facilities, the Company recognized net loss of $2.9 million, $84.1 million and $89.1 million during the years ended December 31, 2024, 2023 and 2022, respectively, which includes (i) impairment of $9.6 million, $14.3 million and $94.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and (ii) net gain (loss) on sale.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.OPERATING LEASES
Lessor Accounting
As of December 31, 2024, the substantial majority of the Company’s real estate properties (excluding 69 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 19 years. As of December 31, 2024, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $9.0 million and $16.4 million as of December 31, 2024 and 2023, respectively, and letters of credit deposited with the Company totaled approximately $64 million and $56 million as of December 31, 2024 and 2023, respectively. In addition, the Company’s tenants have deposited with the Company $10.8 million and $12.4 million as of December 31, 2024 and 2023, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $14.5 million, $15.3 million and $17.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
In 2022, the Company concluded that its leases with North American Health Care, Inc. should no longer be accounted for on an accrual basis and wrote off $15.6 million of straight-line rent receivable balances related to these leases. The facilities were transitioned to the Ensign Group or Avamere Family of Companies, as applicable, effective February 1, 2023.

For the year ended December 31, 2024, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2024, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

2025	$368,386
2026	355,508
2027	338,814
2028	317,761
2029	268,895
Thereafter	1,156,296
$2,805,660
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of December 31, 2024 and 2023, the Company had $7.0 million and $11.6 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $8.3 million and $12.5 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
During the years ended December 31, 2024, 2023 and 2022, the Company incurred lease expense of $1.3 million, $1.4 million and $1.2 million, respectively. As of December 31, 2024, the weighted average remaining lease term and discount rate were 13 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

2025	$1,518
2026	1,032
2027	1,047
2028	1,021
2029	1,050
Thereafter	7,888
Undiscounted minimum lease payments included in the lease liability	13,556
Less: imputed interest	(5,287)
Present value of lease liability	$8,269

7.INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Lease Intangible Assets:
Above market leases	$5,606	$7,496
Tenant origination and absorption costs	40,544	43,071
Tenant relationship	15,914	16,983
Gross lease intangible assets	62,064	67,550
Accumulated amortization	(34,600)	(36,653)
Lease intangible assets, net	$27,464	$30,897
Lease Intangible Liabilities:
Below market leases	$64,538	$68,573
Accumulated amortization	(37,691)	(36,041)
Lease intangible liabilities, net	$26,847	$32,532
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Increase to rental income related to above/below market leases, net	$4,867	$5,821	$6,624
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(7,501)	(11,616)	(17,591)
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2024 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2025	$7,208	$5,139
2026	4,294	4,884
2027	2,998	4,442
2028	2,546	4,296
2029	2,182	4,190
Thereafter	8,236	3,896
	$27,464	$26,847

Weighted-average remaining amortization period	7.9 years	5.7 years

8.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2024 and 2023, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of December 31, 2024
Investment	Quantity as of December 31, 2024	Property Type	Principal Balance as of December 31, 2024 (1)	Book Value as of December 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of December 31, 2024
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$319,000	7.7%	7.7%	11/01/26 - 06/01/29
Other	11	Multiple	55,410	51,962	50,440	7.9%	7.5%	05/01/25 - 08/31/33
	14		391,010	387,562	369,440	7.8%	7.7%
Allowance for loan losses			—	(6,094)	(6,665)
			$391,010	$381,468	$362,775
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	60,915	61,116	57,849	11.0%	11.0%	N/A
Total	19		$451,925	$442,584	$420,624	8.2%	8.2%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of December 31, 2024, the Company has committed to provide up to $1.4 million of future funding related to two loan receivable investments.
Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Allowance for loan losses:
Balance at the beginning of the year	$6,665	$6,611	$6,344
(Recovery of) provision for loan losses	(571)	191	267
Write-off of uncollectible balances	—	(137)	—
Balance at the end of the year	$6,094	$6,665	$6,611

	As of December 31,
	2024	2023
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of December 31, 2024 and 2023, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

9.DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		As of December 31, 2024
			Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)
Interest Rate Type	2024	2023			Maturity Date
Fixed Rate	$46,110	$48,143	2.85%	3.35%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of each of December 31, 2024 and 2023.
(2)    Weighted average effective interest rate includes private mortgage insurance.
During the year ended December 31, 2022, the Company repaid $15.4 million of debt secured by three facilities.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31, (1)
Title	Maturity Date	2024	2023
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $5.0 million and deferred financing costs, net of $9.0 million as of December 31, 2024 and does not include discount, net of $4.3 million and deferred financing costs, net of $10.5 million as of December 31, 2023. In addition, the weighted average effective interest rate as of December 31, 2024 was 4.01%.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.88%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
The 2026 Notes are redeemable by the Operating Partnership, at its option, in whole at any time or in part from time to time prior to their stated maturity. The redemption price for 2026 Notes that are redeemed will be equal to (i) 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, (ii) if redeemed prior to May 15, 2026, a make-whole premium. The 2027 Notes may be prepaid by Operating Partnership, in whole at any time or in part from time to time, at 100% of the principal amount to be prepaid plus a make-whole premium.
The 2029 Notes were issued by the Operating Partnership and, until redemption of the Company’s previously outstanding 5.375% senior notes due 2023 in 2019, Sabra Capital Corporation, a wholly-owned subsidiary of the Company, and accrue interest at a rate of 3.90% per annum. Interest is payable semiannually on April 15 and October 15 of each year.
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
The 2031 Notes were issued by the Operating Partnership and accrue interest at a rate of 3.20% per annum. Interest is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022.
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
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2024.
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
During the year ended December 31, 2022, the Company recognized $0.4 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with the partial pay down of the U.S. dollar Prior Term Loan.
Borrowings under the Prior Revolving Credit Facility and Prior Term Loans bore interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, the Canadian Dollar Offered Rate (“CDOR”) for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) LIBOR or (b) a base rate. In addition, the Operating Partnership paid a facility fee based on the aggregate amount of commitments under the Prior Revolving Credit Facility regardless of amounts outstanding thereunder.
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
As of December 31, 2024, there was $106.6 million (including CAD $39.6 million) outstanding under the Revolving Credit Facility and $893.4 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA plus the CORRA Adjustment, each as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of December 31, 2024, the weighted average interest rate on the Revolving Credit Facility was 5.44%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of December 31, 2024, the interest rate on the U.S. dollar Term Loan was 5.84%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate plus the CORRA Adjustment, each as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of December 31, 2024, the interest rate on the Canadian dollar Term Loan was 4.87%.
The Company has interest rate swaps that fix the SOFR portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the CORRA portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of December 31, 2024, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar Term Loan and the CAD $39.6 million outstanding as of December 31, 2024 under the Revolving Credit Facility are designated as net investment hedges. See Note 10, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2024, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2024, 2023 and 2022, the Company incurred interest expense of $115.3 million, $113.0 million and $105.5 million, respectively. Interest expense includes non-cash interest expense of $10.5 million, $12.3 million and $11.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had $16.1 million and $16.5 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2024 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
2025	$2,089	$—	$—	$—	$2,089
2026	2,147	—	—	500,000	502,147
2027	2,206	106,554	—	100,000	208,760
2028	2,266	—	534,370	—	536,636
2029	2,328	—	—	350,000	352,328
Thereafter	35,074	—	—	800,000	835,074
Total Debt	46,110	106,554	534,370	1,750,000	2,437,034
Discount, net	—	—	—	(5,022)	(5,022)
Deferred financing costs, net	(794)	—	(4,617)	(8,953)	(14,364)
Total Debt, Net	$45,316	$106,554	$529,753	$1,736,025	$2,417,648
(1)    Revolving Credit Facility is subject to two six-month extension options.

10.DERIVATIVE AND HEDGING INSTRUMENTS
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2024, approximately $4.3 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	As of December 31,
	2024	2023
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$430,000	$753,750
Denominated in Canadian Dollars	$150,000	$300,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$46,270	$55,335
Financial instrument designated as net investment hedge:
Denominated in Canadian Dollars	$189,600	$194,300
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$10,030	$965
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2024 and 2023 (dollars in thousands):

		Count as of December 31, 2024			Maturity Dates as of December 31, 2024
			Fair Value as of December 31,
Type	Designation		2024	2023		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$14,085	$6,002	2028	Accounts receivable, prepaid expenses and other assets, net
Interest rate collars	Cash flow	—	—	3,216	—	Accounts receivable, prepaid expenses and other assets, net
Forward starting interest rate swaps	Cash flow	—	—	6,736	—	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	6,290	2,964	2025	Accounts receivable, prepaid expenses and other assets, net
			$20,375	$18,918
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	27,554	33,429	2027	Revolving credit facility
CAD Term Loan	Net investment	1	104,370	113,190	2028	Term loans, net
			$131,924	$146,619

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income (loss) and the consolidated statements of equity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) Into Income			Income Statement Location
	For the year ended December 31,
	2024	2023	2022	2024	2023	2022
Cash Flow Hedges:
Interest rate products	$12,549	$13,116	$22,032	$9,413	$8,332	$(4,179)	Interest expense
Net Investment Hedges:
Foreign currency products	3,075	(664)	2,233	—	—	—	N/A
CAD borrowings under Revolving Credit Facility	(1,916)	(3,456)	9,454	—	—	—	N/A
CAD Term Loan	8,820	(2,465)	6,150	—	—	—	N/A
	$22,528	$6,531	$39,869	$9,413	$8,332	$(4,179)
During the years ended December 31, 2024, 2023 and 2022, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2024, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $1.1 million that is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $0.5 million of other income, and $18,000 and $0.1 million of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024 and 2023 (in thousands):

As of December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,375	$—	$20,375	$—	$—	$20,375
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$18,918	$—	$18,918	$—	$—	$18,918
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2024, the Company had no derivatives in a net liability position related to these agreements. As of December 31, 2024, the Company has not posted any collateral related to these agreements.

11.FAIR VALUE DISCLOSURES
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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 12% with a weighted average rate of 6% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024 and 2023 whose carrying amounts do not approximate their fair value (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$391,010	$381,468	$397,791	$372,873	$362,775	$383,141
Preferred equity investments	60,915	61,116	62,765	57,681	57,849	59,526
Financial liabilities:
Senior Notes	1,750,000	1,736,025	1,617,779	1,750,000	1,735,253	1,567,428
Secured indebtedness	46,110	45,316	33,635	48,143	47,301	36,279
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2024 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$397,791	$—	$—	$397,791
Preferred equity investments	62,765	—	—	62,765
Financial liabilities:
Senior Notes	1,617,779	—	1,617,779	—
Secured indebtedness	33,635	—	—	33,635
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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2024, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$14,085	$—	$14,085	$—
Cross currency interest rate swaps	6,290	—	6,290	—

12.EQUITY
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
During the year ended December 31, 2024, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 7.5 million shares of the Company’s common stock at an initial weighted average price of $15.47 per share, net of commissions, and the Company settled 6.0 million shares at a weighted average net price of $14.90 per share, after commissions and fees, resulting in net proceeds of $89.2 million.
As of December 31, 2024, 1.5 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.33 per share, net of commissions.
No other shares were sold under the ATM Program during the year ended December 31, 2024.
As of December 31, 2024, the Company had $382.8 million available under the ATM Program.
During the years ended December 31, 2024, 2023 and 2022, the Company issued 0.3 million, 0.3 million and 0.6 million shares, respectively, of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $2.6 million, $1.8 million and $3.3 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	As of December 31,
	2024	2023
Foreign currency translation (loss) gain	$(4,778)	$963
Unrealized gain on cash flow hedges	25,718	22,782
Total accumulated other comprehensive income	$20,940	$23,745

13.STOCK-BASED COMPENSATION
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
The following table summarizes additional information concerning restricted stock units at December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2023	2,469,267	$14.47
Granted	855,776	17.49
Vested	(830,509)	15.94
Dividends reinvested	228,805	14.35
Cancelled/forfeited	(149,148)	15.11
Unvested as of December 31, 2024	2,574,191	$14.95
As of December 31, 2024, the weighted average remaining vesting period of restricted stock units was 2.7 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2024, 2023 and 2022 was $17.49, $14.73 and $12.78, respectively. The total fair value of units vested during the years ended December 31, 2024, 2023 and 2022 was $13.2 million, $9.1 million and $5.7 million, respectively.
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

	2024	2023	2022
Risk free interest rate	3.98% - 4.31%	3.98% - 4.13%	0.99% - 4.13%
Expected stock price volatility	28.61% - 30.17%	30.17% - 56.11%	53.60% - 56.11%
Expected service period	3.0 years	3.0 years	3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $9.0 million, $7.9 million and $7.5 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income (loss). As of December 31, 2024, there was $27.4 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During the years ended December 31, 2024, 2023 and 2022, the Company’s matching contributions were $0.4 million, $0.3 million and $0.3 million, respectively.

14.INCOME TAXES
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
The following is a summary of the Company’s provision for income taxes and deferred taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision for federal, state and local income taxes	$1,006	$2,002	$1,234
(Recovery of) provision for foreign income taxes	(1)	—	8
Income tax expense	$1,005	$2,002	$1,242

	As of December 31,
	2024	2023
Deferred tax assets:
Federal	$10,597	$9,553
Valuation allowance on federal	(10,597)	(9,553)
Foreign	4,944	12,211
Valuation allowance on foreign	(4,944)	(12,169)
Deferred tax (liabilities):
Foreign	—	(42)
	$—	$—
The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2024, 2023 and 2022, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2021 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

15.EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income (loss)	$126,712	$13,756	$(77,605)
Denominator
Basic weighted average common shares and common equivalents	233,498,736	231,203,391	230,947,895
Dilutive restricted stock units	2,446,335	1,589,387	—
Dilutive forward equity sale agreements	100,791	—	—
Diluted weighted average common shares	236,045,862	232,792,778	230,947,895
Net income (loss), per:
Basic common share	$0.54	$0.06	$(0.34)
Diluted common share	$0.54	$0.06	$(0.34)
During the years ended December 31, 2024, 2023 and 2022, approximately 1,300, 500 and 0.9 million restricted stock units, respectively, and during the year ended December 31, 2024, approximately 8,900 shares related to forward equity sale agreements were excluded from computing diluted earnings per share because they were considered anti-dilutive.

16.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2024, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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

17.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dividend Declaration
On February 3, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 28, 2025 to common stockholders of record as of the close of business on February 14, 2025.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2024
(dollars in thousands)

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Bedford, NH	100%	$4,800	$1,911	$12,245	$14,156	$—	$1,911	$10,546	$12,457	$(5,594)	1992/2010, 2019	11/15/10	36
Milford, NH	100%	—	312	1,679	1,991	—	312	1,136	1,448	(1,012)	1890/2005	11/15/10	20
North Conway, NH	100%	9,986	417	5,352	5,769	—	417	4,374	4,791	(2,109)	1988/2009	11/15/10	43
Wolfeboro, NH	100%	8,412	454	4,531	4,985	—	454	3,745	4,199	(1,758)	1984/1986, 1987, 2009	11/15/10	41
Middletown, DE	100%	—	1,650	21,730	23,380	—	1,650	21,730	23,380	(8,113)	2005	08/01/11	40
Dover, DE	100%	—	4,940	15,500	20,440	—	4,940	15,500	20,440	(6,089)	1996/2016	08/01/11	40
Wilmington, DE	100%	—	2,460	25,240	27,700	12,436	2,460	37,676	40,136	(11,357)	2009/2022	08/01/11	40
Millsboro, DE	100%	—	1,640	22,620	24,260	—	1,632	22,620	24,252	(8,660)	2008	08/01/11	40
Warrington, PA	100%	—	2,617	11,662	14,279	704	2,617	598	3,215	—	1958/2009/ 2016	03/30/12	40
Duffield, VA	100%	—	509	5,018	5,527	1,333	509	5,964	6,473	(2,638)	1981/2013	05/10/12	40
Arlington, TX	100%	—	3,783	14,219	18,002	—	3,783	13,702	17,485	(4,313)	2003/2012	11/30/12	40
Rockport, TX	100%	—	1,005	6,628	7,633	—	1,005	6,212	7,217	(1,989)	2002/2012, 2018	11/30/12	40
Lincoln, NE	100%	—	6,368	29,919	36,287	—	6,368	29,105	35,473	(8,304)	1962/1996, 2013	02/14/14	40
Fremont, NE	100%	—	615	16,176	16,791	—	615	15,029	15,644	(4,199)	2008	02/14/14	40
Fremont, NE	100%	—	615	2,943	3,558	—	615	2,594	3,209	(797)	1970/1979, 1983, 1994	02/14/14	40
Bartlesville, OK	100%	—	1,332	6,904	8,236	986	1,332	7,470	8,802	(2,066)	1989/2019	10/29/14	40
Oklahoma City, OK	100%	—	2,189	23,567	25,756	2,534	2,189	25,033	27,222	(6,759)	1963/1984, 2018, 2019	10/29/14	40
Norman, OK	100%	—	869	5,236	6,105	785	869	5,520	6,389	(1,589)	2001/2013, 2019	10/29/14	40
Minneapolis, MN	100%	—	2,931	6,943	9,874	1,190	2,931	7,968	10,899	(2,087)	1941/2014, 2019	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Eugene, OR	100%	—	2,205	28,700	30,905	2,252	2,205	30,952	33,157	(6,812)	1988/2016	08/17/17	40
Lebanon, OR	100%	—	958	14,176	15,134	—	958	14,176	15,134	(2,810)	1974	08/17/17	40
Portland, OR	100%	—	1,791	12,833	14,624	2,761	1,791	15,594	17,385	(4,014)	1964/2016	08/17/17	40
Tigard, OR	100%	—	2,011	11,667	13,678	—	2,011	11,667	13,678	(2,390)	1975	08/17/17	40
Hillsboro, OR	100%	—	1,387	14,028	15,415	—	1,387	14,028	15,415	(2,778)	1973	08/17/17	40
Junction City, OR	100%	—	584	7,901	8,485	—	584	7,901	8,485	(1,625)	1966/2015	08/17/17	40
Eugene, OR	100%	—	1,380	14,921	16,301	1,791	1,380	16,712	18,092	(3,961)	1966/2016	08/17/17	40
Coos Bay, OR	100%	—	829	8,518	9,347	—	829	8,518	9,347	(1,817)	1968	08/17/17	40
Gladstone, OR	100%	—	792	5,000	5,792	—	792	5,000	5,792	(1,050)	1961	08/17/17	40
Newport, OR	100%	—	406	5,001	5,407	—	406	5,001	5,407	(1,003)	1973/2014	08/17/17	40
Oregon City, OR	100%	—	1,496	12,142	13,638	—	1,496	12,142	13,638	(2,404)	1974	08/17/17	40
Tacoma, WA	100%	—	1,771	11,595	13,366	15	1,771	11,610	13,381	(2,679)	2017	08/17/17	40
Shoreline, WA	100%	—	4,703	14,444	19,147	—	4,703	14,444	19,147	(2,963)	1993/2014	08/17/17	40
Sequim, WA	100%	—	427	4,450	4,877	—	427	4,450	4,877	(1,105)	1974	08/17/17	40
Tacoma, WA	100%	—	2,195	1,956	4,151	—	2,195	1,956	4,151	(561)	1972/2014	08/17/17	40
Vancouver, WA	100%	—	1,782	15,116	16,898	—	1,782	15,116	16,898	(3,240)	1991	08/17/17	40
Lake Oswego, OR	100%	—	5,947	13,401	19,348	—	5,947	13,401	19,348	(2,773)	2005/2016	08/17/17	40
Medford, OR	100%	—	2,043	38,485	40,528	2,960	2,043	41,445	43,488	(9,000)	1974/2016	08/17/17	40
Seattle, WA	100%	—	2,508	6,401	8,909	—	2,508	6,401	8,909	(1,341)	1970	08/17/17	40
Boise, ID	100%	—	681	9,348	10,029	627	681	9,975	10,656	(2,083)	1979	08/17/17	40
Salem, OR	100%	—	2,114	15,651	17,765	—	2,114	15,651	17,765	(3,193)	1981	08/17/17	40
Medford, OR	100%	—	1,375	23,808	25,183	—	1,375	23,808	25,183	(4,899)	1961/2016	08/17/17	40
Northglenn, CO	100%	—	1,662	26,014	27,676	3,258	1,662	29,272	30,934	(6,850)	1972/2016	08/17/17	40
Brighton, CO	100%	—	1,933	11,624	13,557	200	1,933	11,824	13,757	(2,513)	1971	08/17/17	40
Santa Ana, CA	100%	—	1,889	11,682	13,571	—	1,889	11,682	13,571	(2,254)	2008	08/17/17	40
La Mesa, CA	100%	—	1,276	8,177	9,453	—	1,276	8,177	9,453	(1,640)	2012	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Westminster, MD	100%	—	2,128	6,614	8,742	487	2,128	6,977	9,105	(1,876)	1973/2010, 2019	08/17/17	40
Kansas City, MO	100%	—	1,985	2,714	4,699	303	1,714	—	1,714	—	1983	08/17/17	40
Parkersburg, WV	100%	—	697	10,688	11,385	285	697	10,911	11,608	(2,817)	1974/1999, 2019	08/17/17	40
Cincinnati, OH	100%	—	2,686	10,062	12,748	723	2,686	10,785	13,471	(2,389)	1989/2015, 2023	08/17/17	40
Charlottesville, VA	100%	—	2,840	8,450	11,290	1,176	2,840	9,201	12,041	(2,406)	1964/2009, 2019	08/17/17	40
Annandale, VA	100%	—	7,241	17,727	24,968	3,218	7,241	20,335	27,576	(4,894)	1963/2013, 2019	08/17/17	40
Petersburg, VA	100%	—	988	8,416	9,404	146	988	8,473	9,461	(1,932)	1970/2009	08/17/17	40
Petersburg, VA	100%	—	1,174	8,858	10,032	151	1,174	8,942	10,116	(2,026)	1976/2010	08/17/17	40
Hagerstown, MD	100%	—	1,393	13,438	14,831	150	1,393	13,477	14,870	(2,896)	1971/2010	08/17/17	40
Cumberland, MD	100%	—	800	16,973	17,773	457	800	17,300	18,100	(3,746)	1968	08/17/17	40
Mount Pleasant, SC	100%	—	2,689	3,942	6,631	205	2,689	4,147	6,836	(974)	1977/2015	08/17/17	40
Harrogate, TN	100%	—	1,811	4,963	6,774	—	1,811	4,963	6,774	(1,220)	1990/2005	08/17/17	40
Conway, SC	100%	—	1,408	10,784	12,192	295	1,408	11,079	12,487	(2,419)	1975	08/17/17	40
Baytown, TX	100%	—	426	3,236	3,662	173	426	3,251	3,677	(788)	1975/2019	08/17/17	40
Huntsville, TX	100%	—	302	3,153	3,455	75	302	3,168	3,470	(744)	1968/2019	08/17/17	40
Center, TX	100%	—	231	1,335	1,566	312	231	1,477	1,708	(460)	1972/2019	08/17/17	40
Humble, TX	100%	—	2,114	1,643	3,757	596	2,114	1,953	4,067	(661)	1972/2019	08/17/17	40
Houston, TX	100%	—	1,019	5,734	6,753	318	1,019	5,807	6,826	(1,301)	1982/2019	08/17/17	40
Linden, TX	100%	—	112	256	368	133	112	280	392	(112)	1968/2019	08/17/17	40
Sherman, TX	100%	—	469	6,310	6,779	255	469	6,338	6,807	(1,375)	1971/2019	08/17/17	40
Mount Pleasant, TX	100%	—	250	6,913	7,163	345	250	7,160	7,410	(1,591)	1970/2019	08/17/17	40
Waxahachie, TX	100%	—	416	7,259	7,675	976	416	8,106	8,522	(1,915)	1976/2019	08/17/17	40
Gilmer, TX	100%	—	707	4,552	5,259	93	707	4,562	5,269	(1,054)	1990/2019	08/17/17	40
Sparks, NV	100%	—	1,986	9,004	10,990	—	1,986	9,004	10,990	(1,985)	1988	08/17/17	40
Richmond, IN	100%	—	259	9,819	10,078	131	259	9,950	10,209	(2,163)	1975/2005	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Petersburg, IN	100%	—	581	5,367	5,948	23	581	5,390	5,971	(1,223)	1970/2009	08/17/17	40
Maryville, MO	100%	—	114	5,955	6,069	—	150	5,955	6,105	(1,374)	1972	08/17/17	40
Doniphan, MO	100%	—	657	8,251	8,908	—	657	8,251	8,908	(1,796)	1991	08/17/17	40
Dixon, MO	100%	—	521	3,358	3,879	—	521	3,358	3,879	(791)	1989/2011	08/17/17	40
Forsyth, MO	100%	—	594	8,549	9,143	—	594	8,549	9,143	(1,888)	1993/2007	08/17/17	40
Seymour, MO	100%	—	658	901	1,559	—	658	901	1,559	(278)	1990	08/17/17	40
Silex, MO	100%	—	807	4,990	5,797	—	807	4,990	5,797	(1,118)	1991	08/17/17	40
Columbia, MO	100%	—	2,322	6,547	8,869	—	2,322	6,547	8,869	(1,490)	1994	08/17/17	40
Strafford, MO	100%	—	1,634	6,518	8,152	—	1,634	6,518	8,152	(1,451)	1995	08/17/17	40
Windsor, MO	100%	—	471	6,819	7,290	—	471	6,819	7,290	(1,376)	1996	08/17/17	40
Conroe, TX	100%	—	1,222	19,099	20,321	—	1,222	19,099	20,321	(3,764)	2001	08/17/17	40
Houston, TX	100%	—	1,334	11,615	12,949	—	1,334	11,615	12,949	(2,385)	2003/2013	08/17/17	40
Humble, TX	100%	—	1,541	12,332	13,873	645	1,541	12,806	14,347	(2,853)	2003/2019	08/17/17	40
Missouri City, TX	100%	—	1,825	9,681	11,506	—	1,825	9,681	11,506	(2,066)	2005	08/17/17	40
Houston, TX	100%	—	2,676	7,396	10,072	—	2,676	7,396	10,072	(1,615)	2005	08/17/17	40
Houston, TX	100%	—	1,732	12,921	14,653	—	1,732	12,921	14,653	(2,633)	1999	08/17/17	40
Topeka, KS	100%	—	176	2,340	2,516	—	176	2,340	2,516	(549)	1973/2013	08/17/17	40
Salina, KS	100%	—	301	4,201	4,502	—	301	4,201	4,502	(943)	1981	08/17/17	40
Terre Haute, IN	100%	—	1,067	7,061	8,128	—	1,067	7,061	8,128	(1,489)	1965/1984	08/17/17	40
Gas City, IN	100%	—	345	8,852	9,197	—	345	8,852	9,197	(1,778)	1974/2022	08/17/17	40
Winchester, IN	100%	—	711	5,554	6,265	—	711	5,554	6,265	(1,176)	1986/1998, 2021	08/17/17	40
Columbus, IN	100%	—	1,290	10,714	12,004	—	1,290	10,714	12,004	(2,163)	1988/2004, 2022	08/17/17	40
Portland, IN	100%	—	315	9,848	10,163	—	315	9,848	10,163	(2,018)	1964/2022	08/17/17	40
Clinton, IN	100%	—	884	9,839	10,723	—	884	9,839	10,723	(2,117)	1971/2021	08/17/17	40
Las Vegas, NV	100%	—	509	18,216	18,725	—	509	18,216	18,725	(3,515)	1964	08/17/17	40
Las Vegas, NV	100%	—	3,169	7,863	11,032	—	3,169	7,863	11,032	(1,710)	1972/1997	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Alameda, CA	100%	—	3,078	22,328	25,406	—	3,078	22,328	25,406	(4,407)	1967/2021	08/17/17	40
Dover, NH	100%	—	522	5,839	6,361	—	522	5,839	6,361	(1,604)	1969/1992, 2017	08/17/17	40
Augusta, ME	100%	—	135	6,470	6,605	—	135	6,470	6,605	(1,397)	1967	08/17/17	40
Bangor, ME	100%	—	302	1,811	2,113	2,211	302	4,021	4,323	(1,267)	1967/1993, 2019	08/17/17	40
Bath, ME	100%	—	250	1,934	2,184	—	250	1,934	2,184	(466)	1974	08/17/17	40
Brewer, ME	100%	—	177	14,497	14,674	2,520	177	17,017	17,194	(4,013)	1974/1990, 2019	08/17/17	40
Kennebunk, ME	100%	—	198	6,822	7,020	2,005	198	8,827	9,025	(2,002)	1977/2022	08/17/17	40
Norway, ME	100%	—	791	3,680	4,471	—	791	3,680	4,471	(844)	1976	08/17/17	40
Yarmouth, ME	100%	—	134	2,072	2,206	—	134	2,072	2,206	(511)	1952	08/17/17	40
Marlborough, MA	100%	—	942	1,541	2,483	8,727	942	9,707	10,649	(3,581)	1973/2018	08/17/17	40
Bangor, ME	100%	—	229	7,171	7,400	511	229	7,682	7,911	(1,703)	1969/1993, 2022	08/17/17	40
Orange, CA	100%	—	4,163	14,755	18,918	—	4,163	14,755	18,918	(3,057)	1987/2020	08/17/17	40
Lancaster, TX	100%	—	548	5,794	6,342	—	548	5,794	6,342	(1,320)	2008	08/17/17	40
Garland, TX	100%	—	1,118	7,490	8,608	—	1,118	7,490	8,608	(1,625)	2008	08/17/17	40
Clarksville, TX	100%	—	279	4,269	4,548	100	279	4,310	4,589	(1,064)	1989/2019	08/17/17	40
McKinney, TX	100%	—	1,272	6,047	7,319	—	1,272	6,047	7,319	(1,409)	2006	08/17/17	40
Hopkins, MN	100%	—	807	4,668	5,475	530	807	4,880	5,687	(1,348)	1961/2008, 2019	08/17/17	40
Rochester, MN	100%	—	645	7,067	7,712	178	645	7,066	7,711	(1,502)	1967/2011, 2019	08/17/17	40
Hendersonville, NC	100%	—	1,611	3,503	5,114	1,100	1,611	4,603	6,214	(906)	1979	08/17/17	40
Baytown, TX	100%	—	579	22,317	22,896	103	579	22,403	22,982	(4,463)	2000/2013	08/17/17	40
Baytown, TX	100%	—	589	20,475	21,064	362	589	20,711	21,300	(4,329)	2008	08/17/17	40
Houston, TX	100%	—	1,300	13,353	14,653	31	1,300	13,372	14,672	(2,856)	2006	08/17/17	40
Pasadena, TX	100%	—	1,148	23,579	24,727	47	1,148	23,615	24,763	(4,787)	2004	08/17/17	40
Webster, TX	100%	—	904	10,315	11,219	24	904	10,326	11,230	(2,257)	2000/2009	08/17/17	40
Beaumont, TX	100%	—	945	20,424	21,369	272	945	20,638	21,583	(4,161)	2009	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Orange, TX	100%	—	711	10,737	11,448	186	711	10,876	11,587	(2,294)	2006	08/17/17	40
Terre Haute, IN	100%	—	644	37,451	38,095	59	644	37,511	38,155	(8,190)	1996/2013	08/17/17	40
Savannah, GA	100%	—	1,235	3,765	5,000	18	1,235	3,783	5,018	(1,053)	1970/2015	08/17/17	40
Bowling Green, KY	100%	—	280	13,975	14,255	32	280	14,007	14,287	(3,009)	1970/2015	08/17/17	40
Calvert City, KY	100%	—	1,176	7,012	8,188	25	1,176	7,037	8,213	(1,606)	1962/2015	08/17/17	40
Winchester, KY	100%	—	554	13,207	13,761	43	554	13,250	13,804	(2,906)	1967/2015	08/17/17	40
Calhoun, KY	100%	—	613	7,643	8,256	30	613	7,673	8,286	(1,798)	1963/2015	08/17/17	40
Bremen, IN	100%	—	173	7,393	7,566	38	173	7,431	7,604	(1,593)	1982/2015	08/17/17	40
Muncie, IN	100%	—	374	27,429	27,803	38	374	27,467	27,841	(5,456)	1980/2013	08/17/17	40
Lebanon, IN	100%	—	612	11,755	12,367	39	612	11,794	12,406	(2,482)	1977/2012	08/17/17	40
Marietta, GA	100%	—	364	16,116	16,480	20	364	16,137	16,501	(3,480)	1969/2015	08/17/17	40
Danville, KY	100%	—	790	9,356	10,146	32	790	9,388	10,178	(2,374)	1962/2015	08/17/17	40
Owensboro, KY	100%	—	1,048	22,587	23,635	40	1,048	22,627	23,675	(4,670)	1963/2011	08/17/17	40
Memphis, TN	100%	—	1,633	9,371	11,004	21	1,633	9,392	11,025	(2,122)	1981/2015	08/17/17	40
Norfolk, VA	100%	—	705	16,451	17,156	33	705	16,485	17,190	(3,849)	1969/2015	08/17/17	40
Harrodsburg, KY	100%	—	1,049	9,851	10,900	21	1,049	9,872	10,921	(2,375)	1975/2016	08/17/17	40
Cookeville, TN	100%	—	1,034	15,555	16,589	32	1,034	15,586	16,620	(3,292)	1979/2016	08/17/17	40
Roanoke Rapids, NC	100%	—	373	10,308	10,681	25	373	10,334	10,707	(2,399)	1967/2015	08/17/17	40
Kinston, NC	100%	—	954	7,987	8,941	73	954	8,059	9,013	(2,098)	1960/2015	08/17/17	40
Chapel Hill, NC	100%	—	809	2,703	3,512	1,191	809	3,893	4,702	(1,164)	1984/2015	08/17/17	40
Pine Knot, KY	100%	—	208	7,665	7,873	23	208	7,689	7,897	(1,677)	1990	08/17/17	40
Bardstown, KY	100%	—	634	4,094	4,728	16	634	4,110	4,744	(1,047)	1968/2010	08/17/17	40
Glasgow, KY	100%	—	83	2,057	2,140	28	83	2,086	2,169	(641)	1968	08/17/17	40
Carrollton, KY	100%	—	124	1,693	1,817	21	124	1,714	1,838	(553)	1978/2016	08/17/17	40
Horse Cave, KY	100%	—	208	7,070	7,278	38	208	7,108	7,316	(1,694)	1993	08/17/17	40
Lawrenceburg, KY	100%	—	635	9,861	10,496	17	635	9,879	10,514	(2,186)	1973	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Annville, KY	100%	—	479	6,078	6,557	17	479	6,095	6,574	(1,321)	1989	08/17/17	40
Louisville, KY	100%	—	3,528	4,653	8,181	34	3,528	4,687	8,215	(1,270)	1982/2012	08/17/17	40
Louisville, KY	100%	—	2,207	20,733	22,940	38	2,207	20,770	22,977	(4,248)	1991/2010	08/17/17	40
Tompkinsville, KY	100%	—	333	9,556	9,889	26	333	9,582	9,915	(2,097)	1969	08/17/17	40
Radcliff, KY	100%	—	1,815	7,470	9,285	34	1,815	7,504	9,319	(2,078)	1986	08/17/17	40
Hartford, KY	100%	—	312	8,189	8,501	21	312	8,210	8,522	(1,835)	1967	08/17/17	40
Louisville, KY	100%	—	427	6,003	6,430	38	427	6,041	6,468	(1,434)	1975/2005	08/17/17	40
Louisville, KY	100%	—	1,134	9,166	10,300	28	1,134	9,194	10,328	(2,246)	1979/2013	08/17/17	40
Lexington, KY	100%	—	2,558	4,311	6,869	51	2,558	4,361	6,919	(1,160)	1989	08/17/17	40
Columbia, KY	100%	—	114	11,141	11,255	28	114	11,169	11,283	(2,391)	1965	08/17/17	40
Monticello, AR	100%	—	206	3,179	3,385	—	206	3,179	3,385	(816)	1995	08/17/17	40
Benton, AR	100%	—	1,336	7,386	8,722	—	1,336	7,386	8,722	(1,729)	1992	08/17/17	40
Wynne, AR	100%	—	227	4,007	4,234	—	227	4,007	4,234	(947)	1990	08/17/17	40
Morrilton, AR	100%	—	412	2,642	3,054	3,038	467	5,680	6,147	(1,252)	1996/2022	08/17/17	40
Bryant, AR	100%	—	819	8,938	9,757	—	819	8,938	9,757	(1,863)	1989/2015	08/17/17	40
Savannah, GA	100%	—	2,194	11,711	13,905	—	2,194	11,711	13,905	(2,409)	1972	08/17/17	40
Durham, NC	100%	—	470	9,633	10,103	—	470	9,633	10,103	(1,963)	1968/2006	08/17/17	40
Raleigh, NC	100%	—	1,155	11,749	12,904	—	1,155	11,749	12,904	(2,452)	1971	08/17/17	40
Raleigh, NC	100%	—	926	17,649	18,575	—	926	17,649	18,575	(3,618)	1967/2007	08/17/17	40
Wilmington, NC	100%	—	611	5,051	5,662	—	611	5,051	5,662	(1,176)	1966/2013	08/17/17	40
Winston-Salem, NC	100%	—	879	3,283	4,162	—	879	3,283	4,162	(872)	1965	08/17/17	40
Lincolnton, NC	100%	—	—	9,967	9,967	—	—	9,967	9,967	(2,088)	1976	08/17/17	40
Monroe, NC	100%	—	166	5,906	6,072	—	166	5,906	6,072	(1,377)	1963/2005	08/17/17	40
Zebulon, NC	100%	—	594	8,559	9,153	—	594	8,559	9,153	(1,721)	1973/2010	08/17/17	40
Rocky Mount, NC	100%	—	—	18,314	18,314	—	—	18,314	18,314	(3,616)	1975	08/17/17	40
DeSoto, TX	100%	—	942	6,033	6,975	320	942	6,353	7,295	(1,446)	1987	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Trinity, TX	100%	—	363	3,852	4,215	—	363	3,852	4,215	(951)	1985/2019	08/17/17	40
Marshall, TX	100%	—	732	4,288	5,020	—	732	4,288	5,020	(1,044)	2008	08/17/17	40
Warren, MI	100%	—	2,052	25,539	27,591	—	2,052	25,539	27,591	(5,800)	1961/2001	08/17/17	40
Hamburg, NY	100%	—	1,026	54,086	55,112	—	1,026	54,086	55,112	(10,738)	1983/2014	08/17/17	40
East Patchogue, NY	100%	—	2,181	30,373	32,554	—	2,181	30,373	32,554	(6,343)	1988/2011	08/17/17	40
Williamsville, NY	100%	—	1,122	46,413	47,535	—	1,122	46,413	47,535	(9,047)	1992/2007	08/17/17	40
Cheektowaga, NY	100%	—	1,164	29,905	31,069	—	1,164	29,905	31,069	(6,178)	1979/2006	08/17/17	40
North Tonawanda, NY	100%	—	830	29,488	30,318	—	830	29,488	30,318	(6,089)	1982/2007	08/17/17	40
West Seneca, NY	100%	—	1,325	26,839	28,164	—	1,325	26,839	28,164	(5,440)	1974/2008	08/17/17	40
Beverly, MA	100%	—	2,410	13,588	15,998	—	2,410	13,588	15,998	(3,704)	1965/2015	08/17/17	40
Lancaster, MA	100%	—	343	7,733	8,076	—	343	7,733	8,076	(1,629)	1970/2005	08/17/17	40
New London, CT	100%	—	505	2,248	2,753	550	505	2,798	3,303	(852)	1967/2016	08/17/17	40
Enfield, CT	100%	—	437	16,461	16,898	231	437	16,692	17,129	(3,584)	1968/2015	08/17/17	40
Fishkill, NY	100%	—	964	30,107	31,071	581	964	30,678	31,642	(6,382)	1995	08/17/17	40
Highland, NY	100%	—	4,371	11,473	15,844	495	4,371	11,968	16,339	(2,636)	1998	08/17/17	40
Beacon, NY	100%	—	—	25,400	25,400	507	—	25,907	25,907	(5,591)	2002	08/17/17	40
Springfield, MA	100%	—	817	11,357	12,174	386	817	11,743	12,560	(2,447)	1987	08/17/17	40
Andover, MA	100%	—	2,123	5,383	7,506	18	2,123	5,401	7,524	(1,310)	1992	08/17/17	40
Reading, MA	100%	—	1,534	5,221	6,755	540	1,534	5,761	7,295	(1,429)	1988	08/17/17	40
Sudbury, MA	100%	—	2,017	3,458	5,475	421	2,017	3,879	5,896	(1,085)	1997/2021	08/17/17	40
Lowell, MA	100%	—	1,335	9,019	10,354	489	1,335	9,508	10,843	(2,161)	1966/2007	08/17/17	40
Worcester, MA	100%	—	945	8,770	9,715	50	945	8,820	9,765	(1,960)	1970/1988	08/17/17	40
W. Springfield, MA	100%	—	2,022	7,345	9,367	—	2,022	7,345	9,367	(1,802)	1960/1985	08/17/17	40
East Longmeadow, MA	100%	—	2,968	8,957	11,925	790	2,968	9,747	12,715	(2,419)	1985/2005	08/17/17	40
Long Beach, CA	100%	—	2,939	11,782	14,721	—	2,939	11,690	14,629	(2,606)	1968/2011	09/19/17	40
Anaheim, CA	100%	—	2,044	14,167	16,211	47	2,044	14,214	16,258	(3,066)	1968/2011	09/19/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Fairfield, CA	100%	—	586	23,582	24,168	—	586	23,582	24,168	(4,750)	1966/2006	09/19/17	40
Baldwin Park, CA	100%	—	2,270	17,063	19,333	104	2,270	17,167	19,437	(3,626)	1970/2015	09/19/17	40
Grand Terrace, CA	100%	—	432	9,382	9,814	—	432	9,382	9,814	(2,009)	1945/2017	09/19/17	40
Pacifica, CA	100%	—	1,510	27,397	28,907	—	1,510	27,397	28,907	(5,442)	1975	09/19/17	40
Burien, WA	100%	—	823	17,431	18,254	204	826	17,635	18,461	(3,651)	1965/2014	09/19/17	40
Seattle, WA	100%	—	4,802	7,927	12,729	70	4,802	7,997	12,799	(1,862)	1963/2016	09/19/17	40
Huntington Beach, CA	100%	—	2,312	9,885	12,197	—	2,312	9,885	12,197	(2,108)	1965/2010	09/19/17	40
Chatsworth, CA	100%	—	7,841	16,916	24,757	—	7,841	16,916	24,757	(3,758)	1976	09/19/17	40
Woodland, CA	100%	—	504	7,369	7,873	—	504	7,369	7,873	(1,653)	1975/2010	09/19/17	40
Danville, CA	100%	—	1,491	17,157	18,648	—	1,491	17,157	18,648	(3,566)	1965	09/19/17	40
Van Nuys, CA	100%	—	2,456	16,462	18,918	—	2,456	16,462	18,918	(3,296)	1958/2015	09/19/17	40
Lomita, CA	100%	—	2,743	14,734	17,477	—	2,743	14,734	17,477	(3,206)	1969	09/19/17	40
Sacramento, CA	100%	—	2,846	17,962	20,808	—	2,846	17,962	20,808	(3,687)	1972	09/19/17	40
Issaquah, WA	100%	—	10,125	7,771	17,896	5	10,125	7,776	17,901	(1,917)	1975/2012	09/19/17	40
Long Beach, CA	100%	—	3,157	22,067	25,224	—	3,157	22,067	25,224	(4,641)	1966/2014	09/19/17	40
Long Beach, CA	100%	—	2,857	5,878	8,735	—	2,857	5,878	8,735	(1,334)	1952/2013	09/19/17	40
Lodi, CA	100%	—	812	21,059	21,871	—	812	21,059	21,871	(4,122)	1965	09/19/17	40
Riverside, CA	100%	—	1,717	13,806	15,523	—	1,717	13,806	15,523	(3,161)	1966	09/19/17	40
Woodland, CA	100%	—	278	16,729	17,007	—	278	16,729	17,007	(3,468)	1930/2007	09/19/17	40
Bee Cave, TX	100%	—	2,107	10,413	12,520	—	2,107	10,413	12,520	(2,491)	2014	12/15/17	40
El Monte, CA	100%	—	2,058	19,671	21,729	—	2,058	19,671	21,729	(3,968)	1965	01/10/18	40
Shoreline, WA	100%	—	8,861	11,478	20,339	302	8,861	11,780	20,641	(2,782)	1964/2012	01/19/18	40
Elizabethtown, KY	100%	—	729	—	729	19,414	729	19,414	20,143	(1,272)	2021	05/27/21	40
Crown Point, IN	100%	—	1,491	14,665	16,156	272	1,491	14,937	16,428	(535)	2015	11/01/23	40
Dyer, IN	100%	—	1,859	19,562	21,421	316	1,859	19,878	21,737	(703)	2015	11/01/23	40
		23,198	315,118	2,545,019	2,860,137	95,828	314,933	2,611,416	2,926,349	(588,107)

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Senior Housing - Leased
Exeter, NH	100%	1,646	571	7,183	7,754	—	571	5,854	6,425	(2,853)	1987	11/15/10	43
Nashua, NH	100%	4,306	—	5,654	5,654	—	—	4,566	4,566	(2,064)	1989	11/15/10	40
Keene, NH	100%	3,001	304	3,992	4,296	—	304	3,253	3,557	(1,714)	1995	11/15/10	46
Dover, NH	100%	2,045	801	10,036	10,837	—	801	8,562	9,363	(4,199)	1987/2009, 2019	11/15/10	42
Green Bay, WI	100%	—	256	2,262	2,518	1,032	256	1,976	2,232	(830)	2004/2011	11/22/11	40
Rockport, TX	100%	—	789	607	1,396	—	789	475	1,264	(200)	1996/2018	11/30/12	40
Cadillac, MI	100%	—	217	3,000	3,217	—	217	2,920	3,137	(992)	2001/2006, 2023	12/14/12	40
Greenville, MI	100%	—	684	5,832	6,516	303	684	5,895	6,579	(2,048)	1999/2001, 2012, 2013, 2018	12/14/12	40
Manistee, MI	100%	—	952	2,578	3,530	2,547	952	5,076	6,028	(2,230)	2002/2017	12/14/12	40
Mason, MI	100%	—	198	4,131	4,329	51	198	4,083	4,281	(1,442)	2009/2012	12/14/12	40
Alpena, MI	100%	—	546	13,139	13,685	28	546	13,028	13,574	(4,102)	2006/2008, 2010	12/14/12	40
Fremont, NE	100%	—	504	17,670	18,174	—	504	16,958	17,462	(4,750)	1989/2002	02/14/14	40
Norfolk, NE	100%	—	217	9,906	10,123	4,680	217	14,133	14,350	(4,430)	1989/1991, 1994, 2018, 2019	02/14/14	40
Fort Wayne, IN	100%	11,914	2,300	21,115	23,415	2,747	2,300	23,147	25,447	(7,895)	2011/2016, 2018	04/30/14	40
Brandon, FL	100%	—	1,283	8,424	9,707	740	1,283	8,453	9,736	(2,278)	1999/2016	10/01/14	40
Lecanto, FL	100%	—	1,031	5,577	6,608	706	1,023	5,583	6,606	(1,694)	1997/2016	10/01/14	40
Zephyrhills, FL	100%	—	1,688	9,098	10,786	507	1,688	8,839	10,527	(2,575)	2008/2016	10/01/14	40
Sun City West, AZ	100%	—	930	9,170	10,100	248	930	9,418	10,348	(2,484)	2012	07/01/16	40
Santa Fe, NM	100%	—	1,866	19,441	21,307	—	2,157	21,736	23,893	(5,235)	2006	09/23/16	40
Santa Fe, NM	100%	—	670	7,743	8,413	430	670	8,571	9,241	(1,068)	2020	09/23/16	40
Franklin, NH	100%	—	292	6,889	7,181	211	292	7,110	7,402	(1,948)	1988	11/30/16	40
Brenham, TX	100%	—	476	11,912	12,388	—	476	11,922	12,398	(3,141)	1991	12/02/16	40
Keizer, OR	100%	—	1,220	31,783	33,003	—	1,220	31,783	33,003	(6,293)	1970/2021	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Lawrence, KS	100%	—	584	4,431	5,015	—	584	4,431	5,015	(983)	1995/2014	08/17/17	40
Salina, KS	100%	—	584	3,020	3,604	—	584	3,020	3,604	(666)	1989/2014	08/17/17	40
Topeka, KS	100%	—	313	5,492	5,805	—	313	5,492	5,805	(1,119)	1986/2014	08/17/17	40
Lafayette, CO	100%	—	1,085	19,243	20,328	9	1,883	19,205	21,088	(3,923)	2016	12/15/17	40
Winnebago, IL	100%	—	263	3,743	4,006	—	263	3,743	4,006	(826)	2007	01/31/18	40
Pewaukee, WI	100%	—	1,019	3,606	4,625	—	1,019	3,606	4,625	(747)	2010	04/16/18	40
Pewaukee, WI	100%	—	661	5,680	6,341	—	661	5,680	6,341	(1,086)	2015	04/16/18	40
Knoxville, TN	100%	—	1,603	9,219	10,822	—	1,603	9,219	10,822	(1,961)	2017	08/31/18	40
Shavano Park, TX	100%	—	2,131	11,541	13,672	—	2,131	11,541	13,672	(2,244)	2015	08/31/18	40
Beavercreek, OH	100%	—	1,622	24,215	25,837	7,561	1,622	31,772	33,394	(7,033)	2016	11/01/18	40
McCordsville, IN	100%	—	1,587	31,315	32,902	—	1,587	31,315	32,902	(4,359)	2017	01/07/20	40
Louisville, KY	100%	—	1,841	21,827	23,668	—	1,841	21,827	23,668	(2,962)	2015	01/31/20	40
Sellersburg, IN	100%	—	1,060	28,702	29,762	5,504	1,060	34,206	35,266	(4,512)	2015	04/01/20	40
Jasper, IN	100%	—	657	25,226	25,883	—	657	25,226	25,883	(2,332)	2019	10/01/21	40
Norman, OK	100%	—	557	2,663	3,220	2,533	557	5,196	5,753	(173)	1999	02/01/23	40
Florence, KY	100%	—	1,193	34,130	35,323	—	1,193	34,130	35,323	(720)	2021	04/01/24	40
		22,912	34,555	451,195	485,750	29,837	35,636	472,950	508,586	(102,111)
Senior Housing - Managed
Frankenmuth, MI	100%	—	5,027	20,929	25,956	706	5,027	21,623	26,650	(7,014)	1982/2008	09/21/12	40
Gaylord, MI	100%	—	2,024	5,467	7,491	169	2,024	5,659	7,683	(2,298)	2002	12/14/12	40
East Tawas, MI	100%	—	258	3,713	3,971	588	258	4,189	4,447	(1,763)	2005	12/14/12	40
Marshfield, WI	100%	—	574	8,733	9,307	250	574	8,800	9,374	(2,850)	2010	12/18/12	40
Woodstock, VA	100%	—	597	5,465	6,062	432	597	5,821	6,418	(1,731)	1996/2015, 2024	06/28/13	40
Allen, TX	100%	—	2,190	45,767	47,957	1,806	2,190	51,594	53,784	(12,228)	2004/2010, 2024	09/25/14	40
Gainesville, FL	100%	—	2,139	44,789	46,928	2,017	2,139	47,958	50,097	(12,515)	1986/2013, 2015, 2019, 2024	09/25/14	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
McKinney, TX	100%	—	2,760	44,397	47,157	2,443	2,760	49,320	52,080	(11,752)	2006/2010, 2019, 2024	09/25/14	40
Raleigh, NC	100%	—	2,344	37,506	39,850	1,808	2,344	42,715	45,059	(10,656)	2002/2014, 2022	09/25/14	40
San Luis Obispo, CA	100%	—	4,992	30,909	35,901	1,052	4,992	34,244	39,236	(9,160)	1987/2006, 2015, 2021, 2023	09/25/14	40
Winston-Salem, NC	100%	—	2,995	24,428	27,423	997	2,995	26,113	29,108	(6,747)	2001	09/25/14	40
Longview, TX	100%	—	805	26,498	27,303	1,059	805	26,748	27,553	(7,122)	1985/2010	09/25/14	40
Kansas City, MO	100%	—	1,325	20,510	21,835	1,936	1,325	24,903	26,228	(5,642)	1983	09/25/14	40
Yuma, AZ	100%	—	530	21,775	22,305	532	530	21,703	22,233	(5,712)	1996/2014	09/25/14	40
Nashville, TN	100%	—	1,996	19,368	21,364	1,396	1,996	23,281	25,277	(5,404)	1986/2000, 2024	09/25/14	40
Branford, CT	100%	—	2,403	18,821	21,224	1,540	2,403	22,941	25,344	(5,490)	1987	09/25/14	40
Richmond, VA	100%	—	1,080	19,545	20,625	1,645	1,080	23,024	24,104	(5,913)	1989/2007, 2022	09/25/14	40
Auburn, AL	100%	—	3,209	17,326	20,535	1,173	3,209	19,683	22,892	(4,814)	2001	09/25/14	40
Menomonee Falls, WI	100%	—	1,477	18,778	20,255	452	1,477	19,312	20,789	(5,161)	2005/2006, 2007/2011, 2019	09/25/14	40
Glenville, NY	100%	—	978	18,257	19,235	938	978	21,145	22,123	(5,136)	2001/2014, 2024	09/25/14	40
Eustis, FL	100%	—	1,152	17,523	18,675	676	1,152	18,233	19,385	(4,937)	1984/1988, 2013	09/25/14	40
Phoenix, AZ	100%	—	2,567	12,029	14,596	1,173	2,567	13,086	15,653	(3,479)	1986	09/25/14	40
Jonesboro, AR	100%	—	1,782	11,244	13,026	544	1,782	11,740	13,522	(3,155)	1999	09/25/14	40
Ogden, UT	100%	—	794	10,873	11,667	1,392	794	13,964	14,758	(2,998)	1985/2016, 2024	09/25/14	40
Olympia, WA	100%	—	2,477	23,767	26,244	1,667	2,477	27,367	29,844	(6,546)	1986/2016, 2024	10/07/14	40
Windsor, ON	100%	—	1,360	16,855	18,215	639	1,272	17,110	18,382	(4,724)	1998	06/11/15	40
London, ON	100%	—	960	19,056	20,016	492	896	19,023	19,919	(5,097)	1998/2015, 2019	06/11/15	40
Kelowna, BC	100%	—	2,321	8,308	10,629	815	2,168	9,456	11,624	(2,768)	1990/2019, 2020	06/11/15	40
Waterloo, ON	100%	—	1,823	22,135	23,958	429	1,703	21,589	23,292	(5,773)	2005/2015	06/11/15	40
Sarnia, ON	100%	—	1,187	20,346	21,533	1,163	1,109	20,468	21,577	(1,256)	2000/2019, 2024	06/11/15	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Kamloops, BC	100%	—	679	8,024	8,703	270	634	8,421	9,055	(2,451)	1992/2014	06/11/15	40
Vernon, BC	100%	—	843	10,724	11,567	247	252	10,845	11,097	(2,962)	1990/2008, 2021	06/11/15	40
Penticton, BC	100%	—	763	6,771	7,534	287	713	7,441	8,154	(2,173)	1990/1991, 2014, 2019	06/11/15	40
Calgary, AB	100%	—	3,908	20,996	24,904	1,306	3,654	21,330	24,984	(5,476)	2013	09/17/15	40
Lake Stevens, WA	100%	—	1,559	9,059	10,618	134	1,559	9,277	10,836	(2,609)	1998/2012	09/17/15	40
Eugene, OR	100%	—	1,428	16,138	17,566	206	1,428	16,392	17,820	(4,135)	1996/1997, 2011, 2019	09/17/15	40
Tualatin, OR	100%	—	527	14,659	15,186	162	527	14,902	15,429	(3,791)	1995/1997, 2019	09/17/15	40
Salem, OR	100%	—	1,074	19,421	20,495	508	1,074	19,982	21,056	(5,270)	1989/1995, 2018	09/17/15	40
Fredericksburg, VA	100%	—	1,379	21,209	22,588	158	1,379	21,404	22,783	(5,287)	2016	07/14/16	40
Round Rock, TX	100%	—	679	13,642	14,321	41	679	13,760	14,439	(3,462)	2016	08/01/16	40
Henderson, NV	100%	—	1,430	21,850	23,280	49	1,430	21,911	23,341	(5,038)	2016	12/01/16	40
Cedar Park, TX	100%	—	1,035	13,127	14,162	1,226	1,035	14,353	15,388	(2,939)	2017	06/01/17	40
Ramsey, MN	100%	—	1,182	13,280	14,462	226	1,182	13,883	15,065	(3,096)	2015	10/06/17	40
Marshfield, WI	100%	—	500	4,134	4,634	107	500	4,384	4,884	(1,082)	2014	10/06/17	40
Dover, DE	100%	—	2,797	23,054	25,851	588	2,797	23,715	26,512	(4,924)	1999	01/02/18	40
Charleston, WV	100%	—	419	4,239	4,658	1,074	419	5,027	5,446	(1,495)	1969	01/02/18	40
Williamsport, PA	100%	—	296	9,191	9,487	994	296	10,028	10,324	(2,371)	1990/2009	01/02/18	40
Reading, PA	100%	—	684	12,950	13,634	355	684	13,255	13,939	(2,893)	2004	01/02/18	40
Scott Depot, WV	100%	—	230	6,271	6,501	781	230	6,777	7,007	(1,672)	1996	01/02/18	40
Clarks Summit, PA	100%	—	406	9,471	9,877	1,528	406	10,626	11,032	(2,603)	1997	01/02/18	40
Wyncote, PA	100%	—	1,781	4,911	6,692	1,816	1,781	6,461	8,242	(1,563)	1909	01/02/18	40
Douglassville, PA	100%	—	611	19,083	19,694	574	611	19,556	20,167	(3,982)	2008	01/02/18	40
Milford, DE	100%	—	1,199	18,786	19,985	688	1,199	19,274	20,473	(4,051)	1999	01/02/18	40
Oak Hill, WV	100%	—	609	2,636	3,245	1,225	609	3,882	4,491	(1,298)	2001/2014	01/02/18	40
Lewisburg, WV	100%	—	355	5,055	5,410	760	355	5,531	5,886	(1,408)	1995	01/02/18	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
Strasburg, VA	100%	—	666	5,551	6,217	398	666	5,986	6,652	(1,134)	2001	04/30/18	40
Sarasota, FL	100%	—	1,440	22,541	23,981	69	1,440	22,653	24,093	(4,130)	2018	05/18/18	40
Richardson, TX	100%	—	2,282	10,556	12,838	1,440	2,282	12,122	14,404	(2,131)	1999/2020	11/01/19	40
Poway, CA	100%	—	3,693	14,467	18,160	1,123	3,693	15,839	19,532	(2,470)	1987/2011, 2021	11/22/19	40
New Braunfels, TX	100%	—	1,312	23,108	24,420	442	1,312	23,820	25,132	(3,687)	2015	01/15/20	40
Augusta, GA	100%	—	419	24,958	25,377	130	459	29,178	29,637	(3,382)	2018	03/05/21	40
Anchorage, AK	100%	—	1,965	29,533	31,498	176	1,965	29,690	31,655	(3,080)	2019	05/01/21	40
Loveland, OH	100%	—	3,691	21,168	24,859	66	3,691	21,299	24,990	(1,867)	2017	02/01/22	40
Indianapolis, IN	100%	—	4,950	32,631	37,581	73	6,299	41,683	47,982	(2,867)	2017	08/01/22	40
Saginaw, MI	100%	—	1,651	29,283	30,934	1,647	1,651	31,023	32,674	(2,265)	2013/2023	08/01/22	40
Madeira, OH	100%	—	2,858	42,670	45,528	14	2,858	42,740	45,598	(2,326)	2019	02/01/23	40
Columbus, IN	100%	—	2,781	36,482	39,263	22	2,781	36,509	39,290	(534)	2019	07/01/24	40
Cincinnati, OH	100%	—	3,089	30,258	33,347	19	3,089	30,281	33,370	(435)	2020	07/01/24	40
Fishers, IN	100%	—	2,159	20,793	22,952	17	2,159	20,814	22,973	(148)	2014	10/01/24	40
		—	115,455	1,267,797	1,383,252	52,875	115,401	1,358,866	1,474,267	(278,328)
Behavioral Health
Aurora, CO	100%	—	2,874	12,829	15,703	1,950	2,874	14,563	17,437	(4,400)	2009/2018, 2021	09/20/12	40
Colorado Springs, CO	100%	—	430	13,703	14,133	833	82	1,882	1,964	(39)	1985/2017, 2018	03/05/14	40
Colorado Springs, CO	100%	—	1,210	9,490	10,700	2,765	1,210	12,255	13,465	(2,716)	2013/2019	11/16/15	40
Bluffton, IN	100%	—	254	5,105	5,359	1,486	254	6,591	6,845	(1,677)	1970/2015, 2021	08/17/17	40
Morrilton, AR	100%	—	508	—	508	3,024	508	3,024	3,532	(315)	1988/2019, 2023	08/17/17	40
Glendale, AZ	100%	—	1,501	67,046	68,547	—	1,501	67,046	68,547	(12,899)	1996/2013	08/17/17	40
Tempe, AZ	100%	—	3,137	50,073	53,210	—	3,137	50,073	53,210	(9,848)	2001/2016	08/17/17	40
Covina, CA	100%	—	23,472	71,542	95,014	—	23,472	71,542	95,014	(14,298)	1974/2011	08/17/17	40
Ventura, CA	100%	—	8,089	43,645	51,734	—	8,089	43,645	51,734	(9,483)	1984/2018	08/17/17	40

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
San Diego, CA	100%	—	8,403	55,015	63,418	7,599	8,403	62,549	70,952	(13,906)	1988/2017	08/17/17	40
New London, CT	100%	—	356	152	508	3,665	356	3,817	4,173	(1,033)	1967/2016, 2021	08/17/17	40
Carmel, IN	100%	—	963	4,347	5,310	—	963	4,347	5,310	(834)	1996/2019	07/24/19	40
Louisville, KY	100%	—	1,078	8,305	9,383	—	1,078	8,305	9,383	(1,419)	2002/2018	08/21/19	40
Monroeville, PA	100%	—	2,034	1,758	3,792	18,545	2,034	20,303	22,337	(3,794)	1987/2020	12/18/19	40
Gulf Breeze, FL	100%	—	498	1,480	1,978	3,767	498	5,247	5,745	(311)	2001/2021	03/15/21	40
Greenville, SC	100%	—	1,197	9,496	10,693	21,550	1,197	31,055	32,252	(1,712)	1994/2022	12/16/21	40
Raytown, MO	100%	—	1,475	6,564	8,039	8,379	1,475	14,943	16,418	(1,135)	1978/2022	10/27/22	40
		—	57,479	360,550	418,029	73,563	57,131	421,187	478,318	(79,819)
Specialty Hospitals and Other
Sunnyvale, TX	100%	—	4,020	57,620	61,640	—	4,020	57,620	61,640	(23,562)	2009	05/03/11	40
Arlington, TX	100%	—	—	44,217	44,217	—	—	44,217	44,217	(8,332)	2009/2016	08/17/17	40
Conroe, TX	100%	—	2,935	25,003	27,938	—	2,935	25,003	27,938	(5,326)	1992	08/17/17	40
Houston, TX	100%	—	3,001	14,581	17,582	—	3,001	14,581	17,582	(2,797)	1999/2009	08/17/17	40
Spring, TX	100%	—	1,319	15,153	16,472	—	1,319	15,153	16,472	(2,913)	1995/1998	08/17/17	40
Orange, CA	100%	—	2,060	5,538	7,598	200	2,060	5,738	7,798	(1,155)	2000	08/17/17	40
Maxwell, TX	100%	—	902	2,384	3,286	1	902	2,384	3,286	(531)	1993	08/17/17	40
Maxwell, TX	100%	—	901	1,198	2,099	—	901	1,198	2,099	(322)	1994/2009	08/17/17	40
Maxwell, TX	100%	—	456	2,632	3,088	—	456	2,632	3,088	(552)	1992	08/17/17	40
San Marcos, TX	100%	—	51	359	410	62	51	359	410	(77)	1869	08/17/17	40
Seguin, TX	100%	—	539	2,627	3,166	—	539	2,627	3,166	(701)	1989	08/17/17	40
Seguin, TX	100%	—	228	3,407	3,635	79	228	3,486	3,714	(775)	1985/1991	08/17/17	40
Kingsbury, TX	100%	—	104	2,788	2,892	27	104	2,814	2,918	(573)	1990/2012	08/17/17	40
Seguin, TX	100%	—	52	805	857	—	52	805	857	(179)	1970	08/17/17	40
Florence, KY	100%	—	3,866	26,447	30,313	—	3,866	26,447	30,313	(5,077)	2000	08/17/17	40
		—	20,434	204,759	225,193	369	20,434	205,064	225,498	(52,872)

			Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Ownership Percentage	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Total		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization	Original Date of Construction/ Renovation	Date Acquired
		46,110	543,041	4,829,320	5,372,361	252,472	543,535	5,069,483	5,613,018	(1,101,237)
Corporate Assets		—	—	136	136	2,610	—	2,746	2,746	(793)
		$46,110	$543,041	$4,829,456	$5,372,497	$255,082	$543,535	$5,072,229	$5,615,764	$(1,102,030)
(1)    Encumbrances do not include deferred financing costs, net of $0.8 million as of December 31, 2024.
(2)    Building and building improvements include land improvements and furniture and equipment.
(3)    The aggregate cost of real estate for federal income tax purposes was $4.8 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Real estate:
Balance at the beginning of the year	$5,638,347	$5,872,688	$5,994,208
Acquisitions	130,886	86,626	101,413
Improvements	48,810	86,073	65,111
Impairment	(25,819)	(18,853)	(160,550)
Sale of real estate	(115,066)	(379,272)	(110,901)
Foreign currency translation	(12,432)	3,394	(10,247)
Other (1)	(48,962)	(12,309)	(6,346)
Balance at the end of the year	$5,615,764	$5,638,347	$5,872,688

Accumulated depreciation:
Balance at the beginning of the year	$(1,021,086)	$(913,345)	$(831,324)
Depreciation expense	(162,019)	(171,278)	(170,159)
Impairment	7,890	4,432	66,603
Sale of real estate	21,286	49,585	13,217
Foreign currency translation	2,937	(747)	1,972
Other (1)	48,962	10,267	6,346
Balance at the end of the year	$(1,102,030)	$(1,021,086)	$(913,345)
(1)    Primarily represents real estate and accumulated depreciation related to fully-depreciated assets and reductions to net real estate due to casualty events.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2024
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgages:
Recovery Centers of America	7.5%	2026	(2)	$—	$300,000	$300,000	N/A
River Vista	10.0	2027	(2)	—	19,000	19,000	N/A
Symphony Chesterton	9.5	2029	(2)	—	16,600	16,600	N/A
				$—	$335,600	$335,600
(1)    The aggregate cost for federal income tax purposes was $337.8 million as of December 31, 2024.
(2)    Interest is due monthly, and principal is due at the maturity date.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$319,000	$319,000	$312,343
Additions during period:
Draws	—	—	10,000
New mortgage loans	16,600	—	—
Deductions during period:
Paydowns/repayments	—	—	(3,343)
Balance at the end of the year	$335,600	$319,000	$319,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California, on February 19, 2025.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chief Executive Officer, President and Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chief Executive Officer, President and Chair (Principal Executive Officer)	February 19, 2025
Richard K. Matros

/S/ MICHAEL COSTA	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer)	February 19, 2025
Michael Costa

/S/ JESSICA FLORES	Chief Accounting Officer, Executive Vice President (Principal Accounting Officer)	February 19, 2025
Jessica Flores

/S/ CRAIG A. BARBAROSH	Director	February 19, 2025
Craig A. Barbarosh

/S/ KATIE CUSACK	Director	February 19, 2025
Katie Cusack

/S/ MICHAEL J. FOSTER	Director	February 19, 2025
Michael J. Foster

/S/ LYNNE S. KATZMANN	Director	February 19, 2025
Lynne S. Katzmann

/S/ ANN KONO	Director	February 19, 2025
Ann Kono

/S/ JEFFREY A. MALEHORN	Director	February 19, 2025
Jeffrey A. Malehorn

/S/ CLIFTON J. PORTER II	Director	February 19, 2025
Clifton J. Porter II