Form 10-Q
period 2025-03-31
Sabra Health Care REIT, Inc.
filed 2025-05-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2025, there were 237,936,460 shares of the registrant’s $0.01 par value Common Stock outstanding.

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
We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,142,657 and $1,102,030 as of March 31, 2025 and December 31, 2024, respectively	$4,488,111	$4,513,734
Loans receivable and other investments, net	444,151	442,584
Investment in unconsolidated joint ventures	120,838	121,803
Cash and cash equivalents	22,653	60,468
Restricted cash	6,244	5,871
Lease intangible assets, net	24,817	27,464
Accounts receivable, prepaid expenses and other assets, net	126,384	131,755
Total assets	$5,233,198	$5,303,679
Liabilities
Secured debt, net	$44,811	$45,316
Revolving credit facility	82,684	106,554
Term loans, net	530,194	529,753
Senior unsecured notes, net	1,736,213	1,736,025
Accounts payable and accrued liabilities	112,067	117,896
Lease intangible liabilities, net	24,997	26,847
Total liabilities	2,530,966	2,562,391
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 237,936,460 and 237,586,882 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,379	2,376
Additional paid-in capital	4,591,907	4,592,605
Cumulative distributions in excess of net income	(1,907,266)	(1,874,633)
Accumulated other comprehensive income	15,212	20,940
Total equity	2,702,232	2,741,288
Total liabilities and equity	$5,233,198	$5,303,679

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and related revenues (Note 6)	$96,037	$91,776
Resident fees and services	77,447	66,031
Interest and other income	10,059	8,940
Total revenues	183,543	166,747
Expenses:
Depreciation and amortization	43,494	42,914
Interest	27,100	28,408
Triple-net portfolio operating expenses	3,479	4,324
Senior housing - managed portfolio operating expenses	56,454	49,669
General and administrative	12,728	11,890
Recovery of loan losses	(173)	(137)
Impairment of real estate	—	3,137
Total expenses	143,082	140,205
Other income	38	760
Income before income (loss) from unconsolidated joint ventures and income tax expense	40,499	27,302
Income (loss) from unconsolidated joint ventures	218	(595)
Income tax expense	(413)	(453)
Net income	$40,304	$26,254

Net income, per:
Basic common share	$0.17	$0.11
Diluted common share	$0.17	$0.11

Weighted average number of common shares outstanding, basic	237,891,035	231,453,564
Weighted average number of common shares outstanding, diluted	240,295,817	233,365,031

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$40,304	$26,254
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	299	(1,498)
Unrealized (loss) gain on cash flow hedges	(6,027)	8,948
Total other comprehensive (loss) income	(5,728)	7,450
Comprehensive income	$34,576	$33,704

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, December 31, 2023	231,266,020	$2,313	$4,494,755	$(1,718,279)	$23,745	$2,802,534
Net income	—	—	—	26,254	—	26,254
Other comprehensive income	—	—	—	—	7,450	7,450
Amortization of stock-based compensation	—	—	3,049	—	—	3,049
Common stock issuance, net	228,266	2	(2,141)	—	—	(2,139)
Common dividends ($0.30 per share)	—	—	—	(69,974)	—	(69,974)
Balance, March 31, 2024	231,494,286	$2,315	$4,495,663	$(1,761,999)	$31,195	$2,767,174

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, December 31, 2024	237,586,882	$2,376	$4,592,605	$(1,874,633)	$20,940	$2,741,288
Net income	—	—	—	40,304	—	40,304
Other comprehensive loss	—	—	—	—	(5,728)	(5,728)
Amortization of stock-based compensation	—	—	4,275	—	—	4,275
Common stock issuance, net	349,578	3	(4,973)	—	—	(4,970)
Common dividends ($0.30 per share)	—	—	—	(72,937)	—	(72,937)
Balance, March 31, 2025	237,936,460	$2,379	$4,591,907	$(1,907,266)	$15,212	$2,702,232

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$40,304	$26,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,494	42,914
Non-cash rental and related revenues	(2,428)	591
Non-cash interest income	4	7
Non-cash interest expense	1,729	3,071
Stock-based compensation expense	2,711	2,521
Recovery of loan losses	(173)	(137)
Impairment of real estate	—	3,137
(Income) loss from unconsolidated joint ventures	(218)	595
Distributions of earnings from unconsolidated joint ventures	2,368	1,478
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(2,822)	(6,288)
Accounts payable and accrued liabilities	(4,706)	(21,348)
Net cash provided by operating activities	80,263	52,795
Cash flows from investing activities:
Acquisition of real estate	(7,854)	—
Origination and fundings of loans receivable	(1,710)	(102)
Origination and fundings of preferred equity investments	(9)	(1,007)
Additions to real estate	(7,783)	(12,935)
Repayments of loans receivable	1,129	391
Repayments of preferred equity investments	813	617
Investment in unconsolidated joint ventures	(1,030)	(188)
Net cash used in investing activities	(16,444)	(13,224)
Cash flows from financing activities:
Net (repayments of) borrowings from revolving credit facility	(23,881)	52,404
Principal payments on secured debt	(517)	(503)
Payments of deferred financing costs	(80)	(80)
Issuance of common stock, net	(5,391)	(2,606)
Dividends paid on common stock	(71,373)	(69,444)
Net cash used in financing activities	(101,242)	(20,229)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,423)	19,342
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(19)	(131)
Cash, cash equivalents and restricted cash, beginning of period	66,339	46,719
Cash, cash equivalents and restricted cash, end of period	$28,897	$65,930
Supplemental disclosure of cash flow information:
Interest paid	$20,233	$20,495

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2025 and December 31, 2024 and for the three month periods ended March 31, 2025 and 2024. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2025, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2025, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2025, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segment
The Company conducts and manages its business of investing in the healthcare sector as one reportable segment for internal reporting and internal decision-making purposes. The presentation of financial results as one reportable segment is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), Sabra’s Chief Executive Officer, evaluates performance and makes resource allocation and operating decisions for the Company. The CODM reviews assets as shown on the accompanying consolidated balance sheets and evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying consolidated statements of income.
Recently Issued Accounting Standards Updates
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures, primarily through enhanced rate reconciliation disclosures, including specified categories, and enhanced income taxes paid disclosures, including disaggregation by federal, state and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company expects to include additional disclosures related to ASU 2023-09 beginning with its Form 10-K for the year ended December 31, 2025.
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

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the three months ended March 31, 2025, the Company exercised its option to acquire 24 units on the campus of one of its Senior Housing - Leased communities. There were no acquisitions during the three months ended March 31, 2024. The consideration was allocated as follows (in thousands):

Three Months Ended March 31, 2025
Land	$499
Building and improvements	7,215
Tenant origination and absorption costs intangible assets	110
Tenant relationship intangible assets	30
Total consideration	$7,854
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had amortization periods as of the date of acquisition of 14 years and 24 years, respectively, for the acquisition completed during the three months ended March 31, 2025.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2025

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	224	25,492	$2,926,907	$(607,989)	$2,318,918
Senior Housing - Leased	39	3,347	516,764	(105,731)	411,033
Senior Housing - Managed	69	6,680	1,480,532	(290,625)	1,189,907
Behavioral Health	17	1,164	478,318	(83,196)	395,122
Specialty Hospitals and Other	15	392	225,498	(54,227)	171,271
	364	37,075	5,628,019	(1,141,768)	4,486,251
Corporate Level			2,749	(889)	1,860
			$5,630,768	$(1,142,657)	$4,488,111
As of December 31, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	224	25,492	$2,926,349	$(588,107)	$2,338,242
Senior Housing - Leased	39	3,319	508,586	(102,111)	406,475
Senior Housing - Managed	69	6,680	1,474,267	(278,328)	1,195,939
Behavioral Health	17	1,164	478,318	(79,819)	398,499
Specialty Hospitals and Other	15	392	225,498	(52,872)	172,626
	364	37,047	5,613,018	(1,101,237)	4,511,781
Corporate Level			2,746	(793)	1,953
			$5,615,764	$(1,102,030)	$4,513,734

	March 31, 2025	December 31, 2024
Building and improvements	$4,866,213	$4,853,151
Furniture and equipment	208,180	207,265
Land improvements	12,325	11,813
Land	544,050	543,535
Total real estate at cost	5,630,768	5,615,764
Accumulated depreciation	(1,142,657)	(1,102,030)
Total real estate investments, net	$4,488,111	$4,513,734
Capital and Other Expenditures
As of March 31, 2025, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $14 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $1.2 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
The Company received business interruption insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities of $1.3 million during the three months ended March 31, 2024. The Company recorded business interruption income, which is included in other income on the accompanying consolidated statements of income, of $0.9 million during the three months ended March 31, 2024. The remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income. No business interruption income was recorded during the three months ended March 31, 2025.
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of March 31, 2025	Ownership as of March 31, 2025 (1)	Book Value
				March 31, 2025	December 31, 2024
Sienna Joint Venture	Senior Housing - Managed	12	50%	$106,739	$107,732
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	14,099	14,071
				$120,838	$121,803
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    IMPAIRMENT OF REAL ESTATE
No impairment of real estate was recognized during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recognized a $3.1 million impairment of real estate related to three facilities that were sold.
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

6.    OPERATING LEASES
Lessor Accounting
As of March 31, 2025, the substantial majority of the Company’s real estate properties (excluding 69 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 19 years. As of March 31, 2025, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $9.7 million and $9.0 million as of March 31, 2025 and December 31, 2024, respectively, and letters of credit deposited with the Company totaled approximately $65 million and $64 million as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company’s tenants have deposited with the Company $11.3 million and $10.8 million as of March 31, 2025 and December 31, 2024, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.5 million and $3.3 million during the three months ended March 31, 2025 and 2024, respectively.
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
For the three months ended March 31, 2025, no tenant relationship represented 10% or more of the Company’s total revenues.
As of March 31, 2025, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

April 1 through December 31, 2025	$278,000
2026	364,256
2027	351,055
2028	330,112
2029	281,331
Thereafter	1,187,762
$2,792,516

Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of March 31, 2025 and December 31, 2024, the Company had $6.9 million and $7.0 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $8.0 million and $8.3 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
The Company incurred lease expense of $0.2 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted average remaining lease term and discount rate were 13 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

April 1 through December 31, 2025	$1,129
2026	1,032
2027	1,047
2028	1,021
2029	1,050
Thereafter	7,888
Undiscounted minimum lease payments included in the lease liability	13,167
Less: imputed interest	(5,123)
Present value of lease liability	$8,044

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of March 31, 2025 and December 31, 2024, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of March 31, 2025
Investment	Quantity as of March 31, 2025	Property Type	Principal Balance as of March 31, 2025 (1)	Book Value as of March 31, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of March 31, 2025
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$335,600	7.7%	7.7%	11/01/26 - 06/01/29
Other	12	Multiple	55,991	52,539	51,962	7.9%	7.5%	05/01/25 - 08/31/33
	15		391,591	388,139	387,562	7.8%	7.7%
Allowance for loan losses			—	(5,921)	(6,094)
			$391,591	$382,218	$381,468
Other Investments:
Preferred Equity	4	Skilled Nursing / Senior Housing	61,752	61,933	61,116	11.0%	11.0%	N/A
Total	19		$453,343	$444,151	$442,584	8.2%	8.2%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2025, the Company has committed to provide up to $0.7 million of future funding related to three loan receivable investments.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Allowance for loan losses:
Balance at beginning of the period	$6,094	$6,665
Recovery of loan losses	(173)	(137)
Balance at end of the period	$5,921	$6,528

	March 31, 2025	December 31, 2024
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of March 31, 2025 and December 31, 2024, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of		As of March 31, 2025
Interest Rate Type	March 31, 2025 (1)	December 31, 2024 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$45,593	$46,110	2.85%	3.36%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.8 million as of each of March 31, 2025 and December 31, 2024.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2025 (1)	December 31, 2024 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $5.2 million and deferred financing costs, net of $8.6 million as of March 31, 2025 and does not include discount, net of $5.0 million and deferred financing costs, net of $9.0 million as of December 31, 2024. In addition, the weighted average effective interest rate as of March 31, 2025 was 4.01%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of March 31, 2025, there was $82.7 million (including CAD $38.3 million) outstanding under the Revolving Credit Facility and $917.3 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA plus the CORRA Adjustment, each as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of March 31, 2025, the weighted average interest rate on the Revolving Credit Facility was 5.14%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of March 31, 2025, the interest rate on the U.S. dollar Term Loan was 5.76%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate plus the CORRA Adjustment, each as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of March 31, 2025, the interest rate on the Canadian dollar Term Loan was 4.32%.
The Company has interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of March 31, 2025, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar

Term Loan and the CAD $38.3 million outstanding as of March 31, 2025 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
The Company incurred interest expense of $27.1 million and $28.4 million during the three months ended March 31, 2025 and 2024, respectively. Interest expense includes non-cash interest expense of $1.7 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had $21.2 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2025 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1 through December 31, 2025	$1,572	$—	$—	$—	$1,572
2026	2,147	—	—	500,000	502,147
2027	2,206	82,684	—	100,000	184,890
2028	2,266	—	534,505	—	536,771
2029	2,328	—	—	350,000	352,328
Thereafter	35,074	—	—	800,000	835,074
Total Debt	45,593	82,684	534,505	1,750,000	2,412,782
Discount, net	—	—	—	(5,222)	(5,222)
Deferred financing costs, net	(782)	—	(4,311)	(8,565)	(13,658)
Total Debt, Net	$44,811	$82,684	$530,194	$1,736,213	$2,393,902
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

Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2025, approximately $3.0 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$430,000	$430,000
Denominated in Canadian Dollars	$150,000	$150,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$46,406	$46,270
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$188,300	$189,600
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$9,894	$10,030
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at March 31, 2025 and December 31, 2024 (dollars in thousands):

		Count as of March 31, 2025	Fair Value as of		Maturity Dates as of March 31, 2025
Type	Designation		March 31, 2025	December 31, 2024		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$7,743	$14,085	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	2	6,397	6,290	2025	Accounts receivable, prepaid expenses and other assets, net
			$14,140	$20,375
Liabilities:
CAD borrowings under Revolving Credit Facility	Net investment	1	$26,684	$27,554	2027	Revolving credit facility
CAD Term Loan	Net investment	1	104,505	104,370	2028	Term loans, net
			$131,189	$131,924

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the three months ended March 31, 2025 and 2024 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2025	2024
Cash Flow Hedges:
Interest rate products	$(4,642)	$11,492
Net Investment Hedges:
Foreign currency products	169	911
CAD borrowings under Revolving Credit Facility	(232)	(503)
CAD Term Loan	(135)	2,430
	$(4,840)	$14,330

		Gain Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended March 31,
	Income Statement Location	2025	2024
Cash Flow Hedges:
Interest rate products	Interest expense	$1,389	$2,449
During the three months ended March 31, 2025 and 2024, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2025, the Company had one outstanding cross currency interest rate swap, of which a portion was not designated as a hedging instrument, in an asset position with a fair value of $1.1 million that is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company incurred $36,000 and $0.1 million of other income, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$14,140	$—	$14,140	$—	$—	$14,140
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,375	$—	$20,375	$—	$—	$20,375
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2025, the Company had no derivatives in a net liability position related to these agreements. As of March 31, 2025, the Company has not posted any collateral related to these agreements.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 whose carrying amounts do not approximate their fair value (in thousands):

	As of March 31, 2025			As of December 31, 2024
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$391,591	$382,218	$396,351	$391,010	$381,468	$397,791
Preferred equity investments	61,752	61,933	63,428	60,915	61,116	62,765
Financial liabilities:
Senior Notes	1,750,000	1,736,213	1,626,167	1,750,000	1,736,025	1,617,779
Secured indebtedness	45,593	44,811	34,125	46,110	45,316	33,635
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of March 31, 2025 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$396,351	$—	$—	$396,351
Preferred equity investments	63,428	—	—	63,428
Financial liabilities:
Senior Notes	1,626,167	—	1,626,167	—
Secured indebtedness	34,125	—	—	34,125
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

Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2025, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$7,743	$—	$7,743	$—
Cross currency interest rate swaps	6,397	—	6,397	—

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
During the three months ended March 31, 2025, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 4.9 million shares of the Company’s common stock at an initial weighted average price of $17.32 per share, net of commissions.
As of March 31, 2025, 6.4 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.32 per share, net of commissions.
No other shares were sold under the ATM Program during the three months ended March 31, 2025.
As of March 31, 2025, the Company had $297.7 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2025:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2025	February 14, 2025	$0.30	February 28, 2025
During the three months ended March 31, 2025, the Company issued 0.3 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2025 and 2024, the Company incurred $4.7 million and $2.0 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	March 31, 2025	December 31, 2024
Foreign currency translation loss	$(4,479)	$(4,778)
Unrealized gain on cash flow hedges	19,691	25,718
Total accumulated other comprehensive income	$15,212	$20,940

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$40,304	$26,254
Denominator
Basic weighted average common shares and common equivalents	237,891,035	231,453,564
Dilutive restricted stock units	2,381,086	1,911,467
Dilutive forward equity sale agreements	23,696	—
Diluted weighted average common shares	240,295,817	233,365,031
Net income, per:
Basic common share	$0.17	$0.11
Diluted common share	$0.17	$0.11
During the three months ended March 31, 2025, approximately 27,000 restricted stock units and 64,000 shares related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended March 31, 2024, approximately 2,300 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2025, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On May 5, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 30, 2025 to common stockholders of record as of the close of business on May 16, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2024 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
Market Trends and Uncertainties
Our operations have been and are expected to continue to be impacted by economic and market conditions. Increases in interest rates and operating expenses, labor shortages, inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital.
The above factors have resulted in decreased occupancy and increased operating costs for our tenants and borrowers, which have negatively impacted their operating results and may adversely impact their ability to make full and timely rental payments and debt service payments, respectively, to us. These factors have similarly had a negative impact on our Senior

Housing - Managed portfolio operating results. While our tenants, borrowers and Senior Housing - Managed portfolio have experienced increases in occupancy, certain of those occupancy rates are still below pre-pandemic levels. On the labor front, while our tenants, borrowers and Senior Housing - Managed portfolio continue to experience improvements in both permanent labor availability and overall costs from the worst point of the pandemic, permanent labor supply remains lower and costs remain higher than pre-pandemic levels. We are, however, encouraged by increases our tenants are receiving in reimbursement rates in our skilled nursing/transitional care portfolio, as those increases have led to margin recovery despite occupancy being below pre-pandemic levels. Additionally, favorable demographics, including an aging population and longer life expectancies, are expected to benefit our tenants as well as our Senior Housing - Managed portfolio.
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
Acquisitions
During the three months ended March 31, 2025, we acquired 24 units on the campus of one of our Senior Housing - Leased communities for consideration of $7.9 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding this investment.
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2024 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2025.
Recently Issued Accounting Standards Updates
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2025, our investment portfolio consisted of 364 real estate properties held for investment, 15 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. As of March 31, 2024, our investment portfolio consisted of 374 real estate properties held for investment, four assets held for sale, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.

Comparison of results of operations for the three months ended March 31, 2025 versus the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2025	2024
Revenues:
Rental and related revenues	$96,037	$91,776	$4,261	5%	$(1,061)	$5,322
Resident fees and services	77,447	66,031	11,416	17%	5,945	5,471
Interest and other income	10,059	8,940	1,119	13%	454	665
Expenses:
Depreciation and amortization	43,494	42,914	580	1%	1,114	(534)
Interest	27,100	28,408	(1,308)	(5)%	—	(1,308)
Triple-net portfolio operating expenses	3,479	4,324	(845)	(20)%	(267)	(578)
Senior housing - managed portfolio operating expenses	56,454	49,669	6,785	14%	3,641	3,144
General and administrative	12,728	11,890	838	7%	—	838
Recovery of loan losses	(173)	(137)	(36)	26%	—	(36)
Impairment of real estate	—	3,137	(3,137)	NM	(3,137)	—
Other income	38	760	(722)	(95)%	—	(722)
Income (loss) from unconsolidated joint ventures	218	(595)	813	(137)%	—	813
Income tax expense	(413)	(453)	40	(9)%	—	40
(1)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of investments/dispositions made after January 1, 2024.
(2)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 that is not a direct result of investments/dispositions made after January 1, 2024.
Rental and Related Revenues
During the three months ended March 31, 2025, we recognized $96.0 million of rental income compared to $91.8 million for the three months ended March 31, 2024. The $4.3 million net increase in rental income is related to (i) a net $3.5 million decrease of non-cash rent and lease inducement write-offs related to leases that are no longer accounted for on an accrual basis, (ii) a $1.1 million net increase in cash revenue related to leases that are no longer accounted for on an accrual basis, (iii) a $0.9 million increase from properties acquired after January 1, 2024 and (iv) a $0.7 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index. These increases are partially offset by a $1.9 million decrease from properties disposed of after January 1, 2024.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2025 and 2024.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Resident Fees and Services
During the three months ended March 31, 2025, we recognized $77.4 million of resident fees and services compared to $66.0 million for the three months ended March 31, 2024. The $11.4 million net increase is due to a $5.9 million increase related to three Senior Housing - Managed communities acquired after January 1, 2024, a $1.2 million increase related to two facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024 and the remaining increase is primarily related to increased occupancy and an increase in rates.

Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended March 31, 2025, we recognized $10.1 million of interest and other income compared to $8.9 million for the three months ended March 31, 2024. The net increase of $1.1 million is due to (i) a $0.5 million increase from investments made after January 1, 2024, (ii) a $0.5 million increase in late fee income and (iii) a $0.1 million increase in bank interest income.
Depreciation and Amortization
During the three months ended March 31, 2025, we incurred $43.5 million of depreciation and amortization expense compared to $42.9 million for the three months ended March 31, 2024. The net increase of $0.6 million is due to a $2.0 million increase from properties acquired after January 1, 2024 and a $0.5 million increase from additions to real estate. These increases are partially offset by a $1.3 million decrease due to assets that have been fully depreciated and a $0.9 million decrease from properties disposed of after January 1, 2024.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2025, we incurred $27.1 million of interest expense compared to $28.4 million for the three months ended March 31, 2024. The $1.3 million net decrease is primarily related to a decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2025, we recognized $3.5 million of triple-net portfolio operating expenses compared to $4.3 million during the three months ended March 31, 2024. The $0.8 million net decrease is due to a $0.3 million decrease from properties disposed of after January 1, 2024 and the remaining decrease is primarily due to facilities that have since transitioned to new operators who are now paying the property taxes directly.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2025, we recognized $56.5 million of Senior Housing - Managed portfolio operating expenses compared to $49.7 million for the three months ended March 31, 2024. The $6.8 million net increase is due to (i) a $3.6 million increase related to three Senior Housing - Managed communities acquired after January 1, 2024, (ii) a $0.9 million increase related to two facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, (iii) a $0.7 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $0.6 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy and (v) a $0.5 million increase in utilities primarily due to increased rates and usage.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the three months ended March 31, 2025, general and administrative expenses were $12.7 million compared to $11.9 million during the three months ended March 31, 2024. The $0.8 million net increase is primarily related to an $0.8 million increase in compensation, including a $0.2 million increase in stock-based compensation, for our teammates as a result of annual salary adjustments.
Recovery of Loan Losses
During the three months ended March 31, 2025 and 2024, we recognized a $0.2 million and a $0.1 million recovery of loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
No impairment of real estate was recognized during the three months ended March 31, 2025. During the three months ended March 31, 2024, we recognized a $3.1 million impairment of real estate related to three facilities that have sold.
Other Income
During the three months ended March 31, 2025, we recognized $38,000 of other income. During the three months ended March 31, 2024, we recognized $0.8 million of other income primarily related to business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire.

Income (Loss) from Unconsolidated Joint Ventures
During the three months ended March 31, 2025, we recognized $0.2 million of income from our unconsolidated joint ventures compared to $0.6 million of loss for the three months ended March 31, 2024. The $0.8 million net improvement is primarily related to a $0.7 million increase in revenues net of operating expenses primarily due to increased occupancy.
Income Tax Expense
During the three months ended March 31, 2025, we recognized $0.4 million of income tax expense compared to $0.5 million during the three months ended March 31, 2024. The $40,000 change is primarily due to lower taxable income.
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

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2025 and 2024, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$40,304	$26,254
Depreciation and amortization of real estate assets	43,494	42,914
Depreciation and amortization of real estate assets related to unconsolidated joint ventures	2,180	2,229
Impairment of real estate	—	3,137
FFO	85,978	74,534
Stock-based compensation expense	2,711	2,521
Non-cash rental and related revenues	(2,428)	591
Non-cash interest expense	1,729	3,071
Recovery of loan losses	(173)	(137)
Other adjustments related to unconsolidated joint ventures	(109)	153
Other adjustments	446	417
AFFO	$88,154	$81,150

FFO per diluted common share	$0.36	$0.32
AFFO per diluted common share	$0.37	$0.35

Weighted average number of common shares outstanding, diluted:
FFO	240,295,817	233,365,031
AFFO	241,513,735	234,671,379
The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
	Net Income		FFO		AFFO
Rental and related revenues:
Rental and related revenue write-offs	$(0.6)	$2.9	$(0.6)	$2.9	$—	$—
Recovery of loan losses	0.2	0.1	0.2	0.1	—	—
Other income:
Insurance income	—	0.9	—	0.9	—	0.9
Liquidity and Capital Resources
As of March 31, 2025, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $22.7 million, available borrowings under our Revolving Credit Facility (as defined below) of $917.3 million and $110.5 million related to shares outstanding under forward sale agreements under our ATM Program (as defined below). The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
During the three months ended March 31, 2025, we utilized the forward feature of the ATM Program to allow for the sale of up to 4.9 million shares of our common stock at an initial weighted average price of $17.32 per share, net of commissions.
As of March 31, 2025, 6.4 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.32 per share, net of commissions.
No other shares were sold under the ATM Program during the three months ended March 31, 2025.
As of March 31, 2025, we had $297.7 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $80.3 million for the three months ended March 31, 2025. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity and decreases to operating cash flows primarily relate to disposition activity. Interest payment outflows are impacted by increases or decreases in borrowings and changes in interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $16.4 million and included $7.9 million used for the acquisition of additional units on the campus of one of our facilities, $7.8 million used for additions to real estate, $1.7 million used to provide funding for loans receivable and $1.0 million used for the investment in an unconsolidated joint venture, partially offset by $1.1 million in repayments of loans receivable and $0.8 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities was $101.2 million and included $71.4 million of dividends paid to stockholders, $23.9 million of net repayments of our Revolving Credit Facility, $5.4 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, $0.5 million of principal repayments on secured debt and $0.1 million of payments of deferred financing costs related to the Credit Agreement.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.

Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of March 31, 2025 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $5.2 million and deferred financing costs, net of $8.6 million as of March 31, 2025.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2025, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2025, we were in compliance with all applicable covenants under the Credit Agreement.
Secured Indebtedness. As of March 31, 2025, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$45,593	2.85%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of March 31, 2025.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of March 31, 2025, applicable interest rates in effect as of March 31, 2025, and including the impact of interest rate swaps are $80.9 million for the remainder of 2025, $101.1 million in 2026, $65.7 million in 2027, $40.6 million in 2028, $40.3 million in 2029 and $60.6 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the three months ended March 31, 2025 and 2024, our aggregate capital expenditures were $7.8 million and $12.9 million, respectively. As of March 31, 2025, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $14 million, of which $12 million will directly result in incremental rental income, and approximately $4 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of March 31, 2025, we have committed to provide up to $0.7 million of future funding related to three loan receivable investments.

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
We paid dividends of $71.4 million on our common stock during the three months ended March 31, 2025. On May 5, 2025, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 30, 2025 to common stockholders of record as of May 16, 2025.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2025 and December 31, 2024 and aggregate summarized statement of loss information for the three months ended March 31, 2025 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Total assets	$49,781	$92,968
Total liabilities	2,268,476	2,295,145

	Three Months Ended March 31, 2025
Total revenues	$351
Total expenses	37,191
Net loss	(37,192)
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 364 real estate properties held for investment as of March 31, 2025 is diversified by location across the U.S. and Canada.
For the three months ended March 31, 2025, no tenant relationship represented 10% or more of our total revenues.
Skilled Nursing Facility Reimbursement Rates
For the three months ended March 31, 2025, 37.0% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On April 22, 2024, CMS issued a final rule that establishes minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”). The Minimum Staffing Standards require a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care (the “Statistical Requirements”). Additionally, the Minimum Staffing Standards require facilities to meet new facility assessment requirements (the “Assessment Requirements”) and have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care (the “Staffing Requirements”). The Minimum Staffing Standards became effective on June 21, 2024, with a compliance deadline for the Assessment Requirements of August 8, 2024 and a phase-in period consisting of three phases over three years for non-rural facilities and over five years for rural facilities for the Statistical Requirements and the Staffing Requirements. On April 7, 2025, a federal judge vacated the Statistical Requirements and Staffing Requirements. However, the Assessment Requirements remain in effect and we expect that this will exacerbate the staffing challenges already faced by our tenants.
On July 31, 2024, CMS issued a final rule regarding fiscal year 2025 Medicare rates for skilled nursing facilities providing an estimated net increase of 4.2% compared to fiscal year 2024 (comprised of (i) a market basket increase of 3.0% plus (ii) a market basket forecast error adjustment of 1.7% and less (iii) a productivity adjustment of 0.5%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates became effective on October 1, 2024. Additionally, the rule expands the civil monetary penalties (“CMP”) that can be imposed for noncompliance to allow for more CMPs per instance and per day.
On April 11, 2025, CMS issued a proposed rule regarding fiscal year 2026 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.8% compared to fiscal year 2025 (comprised of (i) a market basket increase of 3.0% plus (ii) a market basket forecast error adjustment of 0.6% and less (iii) a productivity adjustment of 0.8%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The proposed payment rates would become effective on October 1, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

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

10.1
Consulting Agreement, dated March 20, 2025, by and between Talya Nevo-Hacohen and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on March 24, 2025).

10.2*+	Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 12, 2025.

22.1
List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 22.1 of the Annual Report on 10-K filed by Sabra Health Care REIT, Inc. on February 22, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Ex.	Description

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Designates a management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: May 5, 2025	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: May 5, 2025	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)