Form 10-Q
period 2025-06-30
Sabra Health Care REIT, Inc.
filed 2025-08-04
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2025, there were 239,792,173 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,177,377 and $1,102,030 as of June 30, 2025 and December 31, 2024, respectively	$4,479,291	$4,513,734
Loans receivable and other investments, net	440,970	442,584
Investment in unconsolidated joint ventures	126,405	121,803
Cash and cash equivalents	95,175	60,468
Restricted cash	6,477	5,871
Lease intangible assets, net	24,654	27,464
Accounts receivable, prepaid expenses and other assets, net	155,025	131,755
Total assets	$5,327,997	$5,303,679
Liabilities
Secured debt, net	$44,302	$45,316
Revolving credit facility	163,023	106,554
Term loans, net	535,937	529,753
Senior unsecured notes, net	1,736,398	1,736,025
Accounts payable and accrued liabilities	113,060	117,896
Lease intangible liabilities, net	23,792	26,847
Total liabilities	2,616,512	2,562,391
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 239,792,173 and 237,586,882 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,398	2,376
Additional paid-in capital	4,625,050	4,592,605
Cumulative distributions in excess of net income	(1,913,932)	(1,874,633)
Accumulated other comprehensive (loss) income	(2,031)	20,940
Total equity	2,711,485	2,741,288
Total liabilities and equity	$5,327,997	$5,303,679

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and related revenues (Note 6)	$99,823	$99,096	$195,860	$190,872
Resident fees and services	78,985	67,939	156,432	133,970
Interest and other income	10,342	9,106	20,401	18,046
Total revenues	189,150	176,141	372,693	342,888
Expenses:
Depreciation and amortization	43,586	41,681	87,080	84,595
Interest	27,548	29,314	54,648	57,722
Triple-net portfolio operating expenses	3,698	4,398	7,177	8,722
Senior housing - managed portfolio operating expenses	57,404	50,355	113,858	100,024
General and administrative	12,514	12,741	25,242	24,631
Recovery of loan losses	(227)	(161)	(400)	(298)
Impairment of real estate	4,103	15,335	4,103	18,472
Total expenses	148,626	153,663	291,708	293,868
Other income:
Other income	14,709	78	14,747	838
Net gain on sales of real estate	9,974	1,776	9,974	1,776
Total other income	24,683	1,854	24,721	2,614
Income before income (loss) from unconsolidated joint ventures and income tax expense	65,207	24,332	105,706	51,634
Income (loss) from unconsolidated joint ventures	832	80	1,050	(515)
Income tax expense	(497)	(437)	(910)	(890)
Net income	$65,542	$23,975	$105,846	$50,229

Net income, per:
Basic common share	$0.28	$0.10	$0.44	$0.22
Diluted common share	$0.27	$0.10	$0.44	$0.22

Weighted average number of common shares outstanding, basic	237,976,314	231,620,291	237,933,910	231,536,286
Weighted average number of common shares outstanding, diluted	240,929,866	233,750,823	240,711,387	233,583,871

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$65,542	$23,975	$105,846	$50,229
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	3,791	(670)	4,090	(2,168)
Unrealized (loss) gain on cash flow hedges	(21,034)	620	(27,061)	9,568
Total other comprehensive (loss) income	(17,243)	(50)	(22,971)	7,400
Comprehensive income	$48,299	$23,925	$82,875	$57,629

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, March 31, 2024	231,494,286	$2,315	$4,495,663	$(1,761,999)	$31,195	$2,767,174
Net income	—	—	—	23,975	—	23,975
Other comprehensive loss	—	—	—	—	(50)	(50)
Amortization of stock-based compensation	—	—	2,027	—	—	2,027
Common stock issuance, net	2,768,211	28	38,955	—	—	38,983
Common dividends ($0.30 per share)	—	—	—	(70,134)	—	(70,134)
Balance, June 30, 2024	234,262,497	$2,343	$4,536,645	$(1,808,158)	$31,145	$2,761,975

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, March 31, 2025	237,936,460	$2,379	$4,591,907	$(1,907,266)	$15,212	$2,702,232
Net income	—	—	—	65,542	—	65,542
Other comprehensive loss	—	—	—	—	(17,243)	(17,243)
Amortization of stock-based compensation	—	—	3,531	—	—	3,531
Common stock issuance, net	1,855,713	19	29,612	—	—	29,631
Common dividends ($0.30 per share)	—	—	—	(72,208)	—	(72,208)
Balance, June 30, 2025	239,792,173	$2,398	$4,625,050	$(1,913,932)	$(2,031)	$2,711,485

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amounts
Balance, December 31, 2023	231,266,020	$2,313	$4,494,755	$(1,718,279)	$23,745	$2,802,534
Net income	—	—	—	50,229	—	50,229
Other comprehensive income	—	—	—	—	7,400	7,400
Amortization of stock-based compensation	—	—	5,076	—	—	5,076
Common stock issuance, net	2,996,477	30	36,814	—	—	36,844
Common dividends ($0.60 per share)	—	—	—	(140,108)	—	(140,108)
Balance, June 30, 2024	234,262,497	$2,343	$4,536,645	$(1,808,158)	$31,145	$2,761,975

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amounts
Balance, December 31, 2024	237,586,882	$2,376	$4,592,605	$(1,874,633)	$20,940	$2,741,288
Net income	—	—	—	105,846	—	105,846
Other comprehensive loss	—	—	—	—	(22,971)	(22,971)
Amortization of stock-based compensation	—	—	7,806	—	—	7,806
Common stock issuance, net	2,205,291	22	24,639	—	—	24,661
Common dividends ($0.60 per share)	—	—	—	(145,145)	—	(145,145)
Balance, June 30, 2025	239,792,173	$2,398	$4,625,050	$(1,913,932)	$(2,031)	$2,711,485

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$105,846	$50,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,080	84,595
Non-cash rental and related revenues	(6,331)	(1,796)
Non-cash interest income	7	12
Non-cash interest expense	3,455	6,139
Stock-based compensation expense	5,415	3,862
Recovery of loan losses	(400)	(298)
Net gain on sales of real estate	(9,974)	(1,776)
Impairment of real estate	4,103	18,472
(Income) loss from unconsolidated joint ventures	(1,050)	515
Distributions of earnings from unconsolidated joint ventures	4,022	2,659
Other non-cash items	(17,190)	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(6,867)	(8,706)
Accounts payable and accrued liabilities	(6,894)	(20,984)
Net cash provided by operating activities	161,222	132,923
Cash flows from investing activities:
Acquisition of real estate	(61,137)	(36,128)
Origination and fundings of loans receivable	(3,110)	(19,752)
Origination and fundings of preferred equity investments	(9)	(1,021)
Additions to real estate	(13,569)	(25,360)
Repayments of loans receivable	7,048	1,189
Repayments of preferred equity investments	1,369	4,727
Investment in unconsolidated joint ventures	(1,241)	(344)
Net proceeds from the sales of real estate	3,573	6,158
Proceeds from net investment hedges	4,462	—
Insurance proceeds	1,038	—
Net cash used in investing activities	(61,576)	(70,531)
Cash flows from financing activities:
Net borrowings from revolving credit facility	55,144	36,939
Principal payments on secured debt	(1,038)	(1,010)
Payments of deferred financing costs	(80)	(80)
Issuance of common stock, net	24,211	36,403
Dividends paid on common stock	(142,754)	(138,894)
Net cash used in financing activities	(64,517)	(66,642)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,129	(4,250)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	184	(160)
Cash, cash equivalents and restricted cash, beginning of period	66,339	46,719
Cash, cash equivalents and restricted cash, end of period	$101,652	$42,309
Supplemental disclosure of cash flow information:
Interest paid	$49,747	$50,847

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2025 and December 31, 2024 and for the three and six month periods ended June 30, 2025 and 2024. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of June 30, 2025, the Company determined that it was not the primary beneficiary of any VIEs.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2025, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2025, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the six months ended June 30, 2025, the Company acquired one Senior Housing - Managed community and exercised its option to acquire 24 units on the campus of one of its Senior Housing - Leased communities. During the six months ended June 30, 2024, the Company acquired one Senior Housing - Leased community. The consideration was allocated as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Land	$2,708	$1,193
Building and improvements	55,981	34,122
Tenant origination and absorption costs intangible assets	2,418	607
Tenant relationship intangible assets	30	206
Total consideration	$61,137	$36,128
As of June 30, 2025, the purchase price allocation for the one Senior Housing - Managed community acquired during the three months ended June 30, 2025 is preliminary pending certain analysis necessary to complete the valuation of certain tangible and intangible assets and therefore is subject to change.
The tenant origination and absorption costs intangible assets had an amortization period as of the date of acquisition of one year for the acquisition completed during the six months ended June 30, 2025. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had amortization periods as of the date of acquisition of 15 years and 25 years, respectively, for the acquisition completed during the six months ended June 30, 2024.
For each of the three and six months ended June 30, 2025, the Company recognized $0.8 million of total revenues and $0.1 million of net income from the facility acquired during the six months ended June 30, 2025. For each of the three and six months ended June 30, 2024, the Company recognized $0.8 million of total revenues and $0.6 million of net income from the facility acquired during the six months ended June 30, 2024.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2025

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	219	24,756	$2,890,238	$(619,533)	$2,270,705
Senior Housing - Leased	36	3,260	502,425	(106,553)	395,872
Senior Housing - Managed	73	6,981	1,559,372	(308,230)	1,251,142
Behavioral Health	16	1,164	476,355	(86,495)	389,860
Specialty Hospitals and Other	15	392	225,498	(55,582)	169,916
	359	36,553	5,653,888	(1,176,393)	4,477,495
Corporate Level			2,780	(984)	1,796
			$5,656,668	$(1,177,377)	$4,479,291

As of December 31, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	224	25,492	$2,926,349	$(588,107)	$2,338,242
Senior Housing - Leased	39	3,319	508,586	(102,111)	406,475
Senior Housing - Managed	69	6,680	1,474,267	(278,328)	1,195,939
Behavioral Health	17	1,164	478,318	(79,819)	398,499
Specialty Hospitals and Other	15	392	225,498	(52,872)	172,626
	364	37,047	5,613,018	(1,101,237)	4,511,781
Corporate Level			2,746	(793)	1,953
			$5,615,764	$(1,102,030)	$4,513,734

	June 30, 2025	December 31, 2024
Building and improvements	$4,893,002	$4,853,151
Furniture and equipment	208,653	207,265
Land improvements	11,973	11,813
Land	543,040	543,535
Total real estate at cost	5,656,668	5,615,764
Accumulated depreciation	(1,177,377)	(1,102,030)
Total real estate investments, net	$4,479,291	$4,513,734
Capital and Other Expenditures
As of June 30, 2025, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $16 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $1.1 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2024, respectively.
The Company received property insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities and recorded a $1.0 million gain related to the property damage which is included in other income on the accompanying consolidated statements of income during each of the three and six months ended June 30, 2025. Additionally, the Company received business interruption insurance proceeds of $0.1 million and $1.3 million during the three and six months ended June 30, 2024, respectively. The Company recorded business interruption income, which is included in other income on the accompanying consolidated statements of income, of $0.9 million during the six months ended June 30, 2024, and the remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income. No business interruption income was recognized during the three months ended June 30, 2024 or during the three and six months ended June 30, 2025.

Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of June 30, 2025	Ownership as of June 30, 2025 (1)	Book Value
				June 30, 2025	December 31, 2024
Sienna Joint Venture	Senior Housing - Managed	12	50%	$111,590	$107,732
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	14,815	14,071
				$126,405	$121,803
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the six months ended June 30, 2025, the Company recognized real estate impairment of $4.1 million related to one closed facility. During the six months ended June 30, 2024, the Company recognized real estate impairments of $18.5 million related to four facilities that were sold and two non-operational facilities that were subsequently sold.
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
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2025	2024
Number of facilities	6	4
Consideration, net of closing costs (1)	$37.1	$6.2
Net carrying value	27.1	4.4
Net gain on sale	$10.0	$1.8
(1)    The Company received $33.5 million of net proceeds on July 1, 2025 related to dispositions that closed on June 30, 2025.
Related to these facilities, the Company recognized net income of $11.2 million and net loss of $8.4 million during the six months ended June 30, 2025 and 2024, respectively, which includes (i) impairment of $11.5 million for the six months ended June 30, 2024 and (ii) net gain on sale.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    OPERATING LEASES
Lessor Accounting
As of June 30, 2025, the substantial majority of the Company’s real estate properties (excluding 73 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 19 years. As of June 30, 2025, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $10.3 million and $9.0 million as of June 30, 2025 and December 31, 2024, respectively, and letters of credit deposited with the Company totaled approximately $66 million and $64 million as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company’s tenants have deposited with the Company $11.8 million and $10.8 million as of June 30, 2025 and December 31, 2024, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.5 million and $7.1 million during the three and six months ended June 30, 2025, respectively, and $3.2 million and $6.5 million during the three and six months ended June 30, 2024, respectively.
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
For the three and six months ended June 30, 2025, no tenant relationship represented 10% or more of the Company’s total revenues.
As of June 30, 2025, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

July 1 through December 31, 2025	$182,614
2026	368,457
2027	356,045
2028	336,871
2029	288,359
Thereafter	1,235,962
$2,768,308
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of June 30, 2025 and December 31, 2024, the Company had $6.8 million and $7.0 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $7.8 million and $8.3 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
The Company incurred lease expense of $0.2 million and $0.5 million during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the weighted average remaining lease term and discount rate were 12 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

July 1 through December 31, 2025	$739
2026	1,032
2027	1,047
2028	1,021
2029	1,050
Thereafter	7,888
Undiscounted minimum lease payments included in the lease liability	12,777
Less: imputed interest	(4,964)
Present value of lease liability	$7,813

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of June 30, 2025 and December 31, 2024, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of June 30, 2025
Investment	Quantity as of June 30, 2025	Property Type	Principal Balance as of June 30, 2025 (1)	Book Value as of June 30, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of June 30, 2025
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$335,600	7.7%	7.7%	11/01/26 - 06/01/29
Other	10	Multiple	51,472	48,017	51,962	7.7%	7.3%	09/30/25 - 08/31/33
	13		387,072	383,617	387,562	7.7%	7.7%
Allowance for loan losses			—	(5,694)	(6,094)
			$387,072	$377,923	$381,468
Other Investments:
Preferred Equity	4	Skilled Nursing / Senior Housing	62,864	63,047	61,116	11.0%	11.0%	N/A
Total	17		$449,936	$440,970	$442,584	8.2%	8.2%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of June 30, 2025, the Company has committed to provide up to $0.4 million of future funding related to two loan receivable investments.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Allowance for loan losses:
Balance at beginning of the period	$6,094	$6,665
Recovery of loan losses	(400)	(298)
Balance at end of the period	$5,694	$6,367

	June 30, 2025	December 31, 2024
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of June 30, 2025 and December 31, 2024, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of		As of June 30, 2025
Interest Rate Type	June 30, 2025 (1)	December 31, 2024 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$45,072	$46,110	2.86%	3.36%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.8 million as of each of June 30, 2025 and December 31, 2024.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2025 (1)	December 31, 2024 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$500,000	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,750,000	$1,750,000
(1)    Principal balance does not include discount, net of $5.4 million and deferred financing costs, net of $8.2 million as of June 30, 2025 and does not include discount, net of $5.0 million and deferred financing costs, net of $9.0 million as of December 31, 2024. In addition, the weighted average effective interest rate as of June 30, 2025 was 4.01%.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.88%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.

On June 30, 2025, the Company issued a notice of redemption for all $500.0 million aggregate principal amount outstanding of the 2026 Notes. On July 31, 2025, the Operating Partnership redeemed the 2026 Notes at a cash redemption price of 100.575% of the principal amount being redeemed, plus accrued and unpaid interest. As a result of the redemption, the Company recognized $1.1 million of redemption related costs and write-offs subsequent to June 30, 2025, consisting of $2.9 million in payments made to noteholders for early redemption net of $1.7 million of write-offs associated with unamortized premium.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2026 Notes, 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of June 30, 2025, there was $163.0 million (including CAD $32.8 million) outstanding under the Revolving Credit Facility and $837.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA plus the CORRA Adjustment, each as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of June 30, 2025, the weighted average interest rate on the Revolving Credit Facility was 5.43%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of June 30, 2025, the interest rate on the U.S. dollar Term Loan was 5.80%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate plus the CORRA Adjustment, each as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of June 30, 2025, the interest rate on the Canadian dollar Term Loan was 4.30%.

The Company has interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of June 30, 2025, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar Term Loan and the CAD $32.8 million outstanding as of June 30, 2025 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Term Loan Credit Agreement
On July 30, 2025, the Borrowers, Sabra and the other parties thereto entered into an unsecured credit agreement for a $500.0 million U.S. dollar term loan which matures on July 30, 2030 (the “Term Loan Credit Agreement”). The proceeds were used to redeem the 2026 Notes. The Term Loan Credit Agreement also contains an accordion feature that can increase the total available borrowings to $1.0 billion, subject to terms and conditions.
The term loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Daily SOFR, (b) Term SOFR or (c) the Base Rate, each as defined in the Term Loan Credit Agreement. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Term Loan Credit Agreement, and will range from 0.800% to 1.600% per annum for SOFR-based borrowings and 0.000% to 0.600% per annum for borrowings at the Base Rate.
On June 27, 2025, the Company entered into forward starting interest rate swaps with an effective date of July 30, 2025 and an aggregate notional amount of $500.0 million which fix the SOFR portion of the interest rate for SOFR-based borrowings at a weighted average rate of 3.44%. After giving effect to the forward starting interest rate swaps, the effective interest rate for the $500.0 million U.S. dollar term loan under the Term Loan Credit Agreement is 4.64%.
The obligations of the Borrowers under the Term Loan Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
Interest Expense
The Company incurred interest expense of $27.5 million and $54.6 million during the three and six months ended June 30, 2025, respectively, and $29.3 million and $57.7 million during the three and six months ended June 30, 2024, respectively. Interest expense includes non-cash interest expense of $1.7 million and $3.5 million for the three and six months ended June 30, 2025, respectively, and $3.1 million and $6.1 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had $17.5 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2025 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1 through December 31, 2025	$1,051	$—	$—	$—	$1,051
2026	2,147	—	—	500,000	502,147
2027	2,206	163,023	—	100,000	265,229
2028	2,266	—	539,860	—	542,126
2029	2,328	—	—	350,000	352,328
Thereafter	35,074	—	—	800,000	835,074
Total Debt	45,072	163,023	539,860	1,750,000	2,497,955
Discount, net	—	—	—	(5,425)	(5,425)
Deferred financing costs, net	(770)	—	(3,923)	(8,177)	(12,870)
Total Debt, Net	$44,302	$163,023	$535,937	$1,736,398	$2,479,660
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During each of the three and six months ended June 30, 2025, the Company reclassified $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur. As of June 30, 2025, approximately $4.1 million of gains, which are included in accumulated other comprehensive loss, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$930,000	$430,000
Denominated in Canadian Dollars	$150,000	$150,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$—	$46,270
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$182,800	$189,600
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$—	$10,030
(1)    Balance as of June 30, 2025 includes six forward starting swaps with an effective date of July 30, 2025 and an aggregate notional amount of $500.0 million.
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at June 30, 2025 and December 31, 2024 (dollars in thousands):

		Count as of June 30, 2025	Fair Value as of		Maturity Dates as of June 30, 2025
Type	Designation		June 30, 2025	December 31, 2024		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	5	$5,067	$14,085	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	—	—	6,290	—	Accounts receivable, prepaid expenses and other assets, net
			$5,067	$20,375
Liabilities:
Forward starting interest rate swaps	Cash flow	6	$1,483	$—	2030	Accounts payable and accrued liabilities
CAD borrowings under Revolving Credit Facility	Net investment	1	$24,023	$27,554	2027	Revolving credit facility
CAD Term Loan	Net investment	1	109,860	104,370	2028	Term loans, net
			$135,366	$131,924
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Flow Hedges:
Interest rate products	$(2,528)	$3,066	$(7,196)	$14,562
Net Investment Hedges:
Foreign currency products	(1,586)	382	(1,418)	1,293
CAD borrowings under Revolving Credit Facility	(330)	46	(558)	(457)
CAD Term Loan	(5,355)	1,095	(5,490)	3,525
	$(9,799)	$4,589	$(14,662)	$18,923

		Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2025	2024	2025	2024
Cash Flow Hedges:
Interest rate products	Interest expense	$1,323	$2,390	$2,712	$4,838
During the three and six months ended June 30, 2025 and 2024, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2025, the Company’s derivatives were all designated as hedging instruments. During each of the three and six months ended June 30, 2025, the Company incurred $0.3 million of other expense, and during each of the three and six months ended June 30, 2024, the Company incurred $0.1 million of other income related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$5,067	$—	$5,067	$(354)	$—	$4,713
Offsetting Liabilities:
Derivatives	$1,483	$—	$1,483	$(354)	$—	$1,129

As of December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,375	$—	$20,375	$—	$—	$20,375
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million. As of June 30, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 5% to 13% with a weighted average rate of 6% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 whose carrying amounts do not approximate their fair value (in thousands):

	As of June 30, 2025			As of December 31, 2024
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$387,072	$377,923	$393,268	$391,010	$381,468	$397,791
Preferred equity investments	62,864	63,047	64,532	60,915	61,116	62,765
Financial liabilities:
Senior Notes	1,750,000	1,736,398	1,649,820	1,750,000	1,736,025	1,617,779
Secured indebtedness	45,072	44,302	33,542	46,110	45,316	33,635
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of June 30, 2025 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$393,268	$—	$—	$393,268
Preferred equity investments	64,532	—	—	64,532
Financial liabilities:
Senior Notes	1,649,820	—	1,649,820	—
Secured indebtedness	33,542	—	—	33,542
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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2025, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$5,067	$—	$5,067	$—
Financial liabilities:
Forward starting interest rate swaps	1,483	—	1,483	—

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
During the three and six months ended June 30, 2025, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 10.4 million and 15.3 million shares of the Company’s common stock, respectively, at an initial weighted average price of $17.86 and $17.69 per share, net of commissions, respectively. During each of the three and six months ended June 30, 2025, the Company issued 1.8 million shares in settlement of certain outstanding forward sale agreements, at a weighted average net price of $16.93 per share, after commissions and fees, resulting in net proceeds of $29.9 million.
As of June 30, 2025, 15.1 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.70 per share, net of commissions.
No other shares were sold under the ATM Program during the three and six months ended June 30, 2025.
As of June 30, 2025, the Company had $109.3 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2025:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2025	February 14, 2025	$0.30	February 28, 2025
May 5, 2025	May 16, 2025	$0.30	May 30, 2025
During the six months ended June 30, 2025, the Company issued 0.4 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2025 and 2024, the Company incurred $4.7 million and $2.0 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive (Loss) Income
The following is a summary of the Company’s accumulated other comprehensive (loss) income (in thousands):

	June 30, 2025	December 31, 2024
Foreign currency translation loss	$(688)	$(4,778)
Unrealized (loss) gain on cash flow hedges	(1,343)	25,718
Total accumulated other comprehensive (loss) income	$(2,031)	$20,940

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$65,542	$23,975	$105,846	$50,229
Denominator
Basic weighted average common shares and common equivalents	237,976,314	231,620,291	237,933,910	231,536,286
Dilutive restricted stock units	2,755,911	2,130,532	2,671,820	2,047,585
Dilutive forward equity sale agreements	197,641	—	105,657	—
Diluted weighted average common shares	240,929,866	233,750,823	240,711,387	233,583,871
Net income, per:
Basic common share	$0.28	$0.10	$0.44	$0.22
Diluted common share	$0.27	$0.10	$0.44	$0.22
During the three and six months ended June 30, 2025, approximately 100 and 400 restricted stock units, respectively, and 22,000 shares and 40,000 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2024, approximately 500 restricted stock units in each period, and 5,100 shares and 2,600 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2025, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 4, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 29, 2025 to common stockholders of record as of the close of business on August 15, 2025.

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
To the extent that our tenants, borrowers and Senior Housing - Managed portfolio have faced or will face the negative impacts of such conditions, they may be unable to meet their obligations to us or experience a deterioration in operating results. If our tenants and borrowers default on these obligations, such defaults could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. Further, prolonged deterioration in the operating results for our investments in our Senior Housing - Managed portfolio could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
We regularly monitor the effects of economic and market conditions, as well as actions by national, state and local government administrations and regulatory agencies that affect healthcare policy and general market conditions, on our operations and financial position, as well as on the operations and financial position of our tenants and borrowers, in order to respond and adapt to the ongoing changes in our operating environment.
Acquisitions
During the six months ended June 30, 2025, we acquired one Senior Housing - Managed community and 24 units on the campus of one of our Senior Housing - Leased communities for aggregate consideration of $61.1 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding this investment.
Dispositions
During the six months ended June 30, 2025, we completed the sale of five skilled nursing/transitional care facilities and one behavioral health facility for aggregate consideration, net of closing costs, of $37.1 million, of which $33.5 million was received on July 1, 2025. The net carrying value of the assets and liabilities of these facilities was $27.1 million, which resulted in an aggregate $10.0 million net gain on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
Senior Unsecured Notes
On July 31, 2025, we redeemed all $500.0 million aggregate principal amount outstanding of the 5.125% senior unsecured notes due 2026. See “—Liquidity and Capital Resources—Material Cash Requirements—Senior Unsecured Notes.”
Term Loan Credit Facility
On July 30, 2025, we and certain of our subsidiaries entered into the Term Loan Credit Agreement. See “—Liquidity and Capital Resources—Material Cash Requirements—Term Loan Credit Agreement.”
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2024 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2025.
Recently Issued Accounting Standards Updates
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2025, our investment portfolio consisted of 359 real estate properties held for investment, 13 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. As of June 30, 2024, our investment portfolio consisted of 374 real estate properties held for investment, one asset held for sale, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio.

The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
Comparison of results of operations for the three months ended June 30, 2025 versus the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2025	2024
Revenues:
Rental and related revenues	$99,823	$99,096	$727	1%	$(1,655)	$2,382
Resident fees and services	78,985	67,939	11,046	16%	6,558	4,488
Interest and other income	10,342	9,106	1,236	14%	354	882
Expenses:
Depreciation and amortization	43,586	41,681	1,905	5%	1,173	732
Interest	27,548	29,314	(1,766)	(6)%	—	(1,766)
Triple-net portfolio operating expenses	3,698	4,398	(700)	(16)%	(203)	(497)
Senior housing - managed portfolio operating expenses	57,404	50,355	7,049	14%	4,052	2,997
General and administrative	12,514	12,741	(227)	(2)%	—	(227)
Recovery of loan losses	(227)	(161)	(66)	41%	—	(66)
Impairment of real estate	4,103	15,335	(11,232)	(73)%	(14,865)	3,633
Other expense:
Other income	14,709	78	14,631	18,758%	(82)	14,713
Net gain on sales of real estate	9,974	1,776	8,198	462%	8,198	—
Income from unconsolidated joint ventures	832	80	752	940%	—	752
Income tax expense	(497)	(437)	(60)	14%	—	(60)
(1)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of investments/dispositions made after April 1, 2024.
(2)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 that is not a direct result of investments/dispositions made after April 1, 2024.
Rental and Related Revenues
During the three months ended June 30, 2025, we recognized $99.8 million of rental income compared to $99.1 million for the three months ended June 30, 2024. The $0.7 million net increase in rental income is related to (i) a $1.8 million net increase of non-cash rent as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, (ii) a $1.0 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index and (iii) a $0.2 million increase from properties acquired after April 1, 2024. These increases are partially offset by a $1.8 million decrease from properties disposed of after April 1, 2024 and a $0.4 million decrease in revenue related to facilities that were transitioned to Senior Housing - Managed communities after April 1, 2024.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2025 and 2024.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.

Resident Fees and Services
During the three months ended June 30, 2025, we recognized $79.0 million of resident fees and services compared to $67.9 million for the three months ended June 30, 2024. The $11.0 million net increase is due to a $6.6 million increase related to four Senior Housing - Managed communities acquired after April 1, 2024, a $0.8 million increase related to three facilities that were transitioned to Senior Housing - Managed communities after April 1, 2024 and the remaining increase is primarily related to increased occupancy and an increase in rates.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended June 30, 2025, we recognized $10.3 million of interest and other income compared to $9.1 million for the three months ended June 30, 2024. The net increase of $1.2 million is due to a $0.8 million increase in late fee income and a $0.4 million increase from investments made after April 1, 2024.
Depreciation and Amortization
During the three months ended June 30, 2025, we incurred $43.6 million of depreciation and amortization expense compared to $41.7 million for the three months ended June 30, 2024. The net increase of $1.9 million is due to a $2.1 million increase from properties acquired after April 1, 2024 and a $1.1 million increase from additions to real estate. These increases are partially offset by a $0.9 million decrease from properties disposed of after April 1, 2024.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2025, we incurred $27.5 million of interest expense compared to $29.3 million for the three months ended June 30, 2024. The $1.8 million net decrease is primarily related to a $1.3 million decrease in non-cash interest expense related to our interest rate hedges and a $0.4 million net decrease related to borrowings outstanding under the Credit Agreement (as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended June 30, 2025, we recognized $3.7 million of triple-net portfolio operating expenses compared to $4.4 million for the three months ended June 30, 2024. The $0.7 million net decrease is due to a $0.5 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and a $0.2 million decrease from properties disposed of after April 1, 2024.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended June 30, 2025, we recognized $57.4 million of Senior Housing - Managed portfolio operating expenses compared to $50.4 million for the three months ended June 30, 2024. The $7.0 million net increase is primarily due to (i) a $4.1 million increase related to four Senior Housing - Managed communities acquired after April 1, 2024, (ii) a $1.1 million increase related to three facilities that were transitioned to Senior Housing - Managed communities after April 1, 2024, (iii) a $1.1 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $0.8 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy and (v) a $0.4 million increase in utilities primarily due to increased rates and usage.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the three months ended June 30, 2025, general and administrative expenses were $12.5 million compared to $12.7 million for the three months ended June 30, 2024. The $0.2 million net decrease is primarily related to a $0.2 million net decrease in compensation driven by changes in performance-based payout assumptions on incentive compensation.
Recovery of Loan Losses
During each of the three months ended June 30, 2025 and 2024, we recognized a $0.2 million recovery of loan losses associated with our loans receivable investments.

Impairment of Real Estate
During the three months ended June 30, 2025, we recognized a $4.1 million impairment of real estate related to a closed facility. During the three months ended June 30, 2024, we recognized a $15.3 million impairment of real estate related to four facilities that have sold.
Other Income
During the three months ended June 30, 2025 and 2024, we recognized $14.7 million and $0.1 million of other income, respectively. During the three months ended June 30, 2025, we reclassified $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur and recognized a $1.0 million gain on insurance proceeds related to damage from a fire that occurred at one of our Senior Housing - Managed communities, partially offset by $3.2 million of transition expenses related to the transition of Senior Housing - Managed communities to new operators.
Net Gain on Sales of Real Estate
During the three months ended June 30, 2025, we recognized an aggregate net gain of $10.0 million related to the disposition of five skilled nursing/transitional care facilities and one behavioral health facility. During the three months ended June 30, 2024, we recognized an aggregate net gain of $1.8 million related to the disposition of four skilled nursing/transitional care facilities.
Income from Unconsolidated Joint Ventures
During the three months ended June 30, 2025, we recognized $0.8 million of income from our unconsolidated joint ventures compared to $0.1 million of income for the three months ended June 30, 2024. The $0.8 million net improvement is primarily related to a $0.5 million increase in revenues net of operating expenses primarily due to increased occupancy and rates and a $0.2 million decrease in depreciation expense due to assets that have been fully depreciated.
Income Tax Expense
During the three months ended June 30, 2025, we recognized $0.5 million of income tax expense compared to $0.4 million for the three months ended June 30, 2024. The $0.1 million change is primarily due to higher taxable income.

Comparison of results of operations for the six months ended June 30, 2025 versus the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2025	2024
Revenues:
Rental and related revenues	$195,860	$190,872	$4,988	3%	$(2,809)	$7,797
Resident fees and services	156,432	133,970	22,462	17%	12,503	9,959
Interest and other income	20,401	18,046	2,355	13%	829	1,526
Expenses:
Depreciation and amortization	87,080	84,595	2,485	3%	2,204	281
Interest	54,648	57,722	(3,074)	(5)%	—	(3,074)
Triple-net portfolio operating expenses	7,177	8,722	(1,545)	(18)%	(467)	(1,078)
Senior housing - managed portfolio operating expenses	113,858	100,024	13,834	14%	7,693	6,141
General and administrative	25,242	24,631	611	2%	—	611
Recovery of loan losses	(400)	(298)	(102)	34%	—	(102)
Impairment of real estate	4,103	18,472	(14,369)	(78)%	(18,003)	3,634
Other income:
Other income	14,747	838	13,909	1,660%	(82)	13,991
Net gain on sales of real estate	9,974	1,776	8,198	462%	8,198	—
Income (loss) from unconsolidated joint ventures	1,050	(515)	1,565	(304)%	—	1,565
Income tax expense	(910)	(890)	(20)	2%	—	(20)
(1)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of investments/dispositions made after January 1, 2024.
(2)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 that is not a direct result of investments/dispositions made after January 1, 2024.
Rental and Related Revenues
During the six months ended June 30, 2025, we recognized $195.9 million of rental income compared to $190.9 million for the six months ended June 30, 2024. The $5.0 million net increase in rental income is related to (i) a $4.7 million net increase of non-cash rent as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, (ii) a $1.7 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index, (iii) a $1.4 million net increase in cash revenue related to percentage rent, expense recoveries and leases that are not accounted for on an accrual basis and (iv) a $1.1 million increase from properties acquired after January 1, 2024. These increases are partially offset by a $3.9 million decrease from properties disposed of after January 1, 2024 and a $0.7 million decrease in revenue related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2025 and 2024.
Resident Fees and Services
During the six months ended June 30, 2025, we recognized $156.4 million of resident fees and services compared to $134.0 million for the six months ended June 30, 2024. The $22.5 million net increase is due to a $12.5 million increase related to four Senior Housing - Managed communities acquired after January 1, 2024, a $2.3 million increase related to five facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024 and the remaining increase is primarily related to increased occupancy and an increase in rates.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the six months ended June 30, 2025, we recognized $20.4 million of interest and other income compared to $18.0 million for the six months ended June 30, 2024. The net increase of $2.4 million is due to (i) a $1.3 million increase in late fee income, (ii) a $0.8 million increase from investments made after January 1, 2024 and (iii) a $0.2 million increase in bank interest income.
Depreciation and Amortization
During the six months ended June 30, 2025, we incurred $87.1 million of depreciation and amortization expense compared to $84.6 million for the six months ended June 30, 2024. The net increase of $2.5 million is due to a $4.1 million increase from properties acquired after January 1, 2024 and a $1.6 million increase from additions to real estate. These increases are partially offset by a $1.9 million decrease from properties disposed of after January 1, 2024 and a $1.5 million decrease due to assets that have been fully depreciated.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2025, we incurred $54.6 million of interest expense compared to $57.7 million for the six months ended June 30, 2024. The $3.1 million net decrease is primarily related to a $2.7 million decrease in non-cash interest expense related to our interest rate hedges and a $0.3 million net decrease related to borrowings outstanding under the Credit Agreement.
Triple-Net Portfolio Operating Expenses
During the six months ended June 30, 2025, we recognized $7.2 million of triple-net portfolio operating expenses compared to $8.7 million for the six months ended June 30, 2024. The $1.5 million net decrease is due to a $1.0 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and a $0.5 million decrease from properties disposed of after January 1, 2024.
Senior Housing - Managed Portfolio Operating Expenses
During the six months ended June 30, 2025, we recognized $113.9 million of Senior Housing - Managed portfolio operating expenses compared to $100.0 million for the six months ended June 30, 2024. The $13.8 million net increase is primarily due to (i) a $7.7 million increase related to four Senior Housing - Managed communities acquired after January 1, 2024, (ii) a $2.0 million increase related to five facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, (iii) a $1.8 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $1.6 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy and (v) a $0.9 million increase in utilities primarily due to increased rates and usage.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the six months ended June 30, 2025, general and administrative expenses were $25.2 million compared to $24.6 million for the six months ended June 30, 2024. The $0.6 million net increase is primarily related to a $0.6 million net increase in compensation driven by changes in performance-based payout assumptions on incentive compensation and annual salary adjustments and a $0.5 million increase in legal fees due to increased transaction activity. These increases are partially offset by a $0.4 million decrease in insurance expense due to lower rates.
Recovery of Loan Losses
During the six months ended June 30, 2025 and 2024, we recognized a $0.4 million and a $0.3 million recovery of loan losses, respectively, associated with our loans receivable investments.

Impairment of Real Estate
During the six months ended June 30, 2025, we recognized a $4.1 million impairment of real estate related to a closed facility. During the six months ended June 30, 2024, we recognized an $18.5 million impairment of real estate related to six facilities that have sold.
Other Income
During the six months ended June 30, 2025, we recognized $14.7 million of other income, including the reclassification of $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur and a $1.0 million gain on insurance proceeds related to damage from a fire that occurred at one of our Senior Housing - Managed communities, partially offset by $3.2 million of transition expenses related to the transition of Senior Housing - Managed communities to new operators. During the six months ended June 30, 2024, we recognized $0.8 million of other income primarily related to business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire.
Net Gain on Sales of Real Estate
During the six months ended June 30, 2025, we recognized a net gain of $10.0 million related to the disposition of five skilled nursing/transitional care facilities and one behavioral health facility. During the six months ended June 30, 2024, we recognized an aggregate net gain of $1.8 million related to the disposition of four skilled nursing/transitional care facilities.
Income (Loss) from Unconsolidated Joint Ventures
During the six months ended June 30, 2025, we recognized $1.1 million of income from our unconsolidated joint ventures compared to $0.5 million of loss for the six months ended June 30, 2024. The $1.6 million net improvement is primarily related to (i) a $1.0 million increase in revenues net of operating expenses primarily due to increased occupancy and rates, (ii) a $0.4 million decrease in interest expense primarily due to decreased interest rates and (iii) a $0.2 million decrease in depreciation expense due to assets that have been fully depreciated.
Income Tax Expense
During each of the six months ended June 30, 2025 and 2024, we recognized $0.9 million of income tax expense.
Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“Nareit”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, Nareit created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint ventures, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint ventures, and real estate impairment charges of both consolidated and unconsolidated entities when the impairment is directly attributable to decreases in the value of the depreciable real estate held by the entity. AFFO is defined as FFO excluding stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for (recovery of) loan losses and other reserves, non-cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including noncapitalizable acquisition costs, transaction costs related to operator transitions and organizational or other restructuring activities, gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint ventures. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of

REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current Nareit definition or that interpret the current Nareit definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO for the three and six months ended June 30, 2025 and 2024, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$65,542	$23,975	$105,846	$50,229
Depreciation and amortization of real estate assets	43,586	41,681	87,080	84,595
Depreciation and amortization of real estate assets related to unconsolidated joint ventures	2,043	2,208	4,223	4,437
Net gain loss on sales of real estate	(9,974)	(1,776)	(9,974)	(1,776)
Impairment of real estate	4,103	15,335	4,103	18,472
FFO	105,300	81,423	191,278	155,957
Stock-based compensation expense	2,704	1,341	5,415	3,862
Non-cash rental and related revenues	(3,903)	(2,387)	(6,331)	(1,796)
Non-cash interest expense	1,726	3,068	3,455	6,139
Recovery of loan losses	(227)	(161)	(400)	(298)
Other adjustments related to unconsolidated joint ventures	128	135	19	288
Other adjustments	(16,528)	434	(16,082)	851
AFFO	$89,200	$83,853	$177,354	$165,003

FFO per diluted common share	$0.44	$0.35	$0.79	$0.67
AFFO per diluted common share	$0.37	$0.36	$0.73	$0.70

Weighted average number of common shares outstanding, diluted:
FFO	240,929,866	233,750,823	240,711,387	233,583,871
AFFO	241,996,970	234,907,744	241,865,769	234,821,672
The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Rental and related revenues:
Rental and related revenue recoveries (write-offs)	$1.5	$—	$1.5	$—	$—	$—	$1.5	$(2.9)	$1.5	$(2.9)	$—	$—
Recovery of loan losses	0.2	0.2	0.2	0.2	—	—	0.4	0.3	0.4	0.3	—	—
Other income:
Non-cash gain on interest rate swaps	17.2	—	17.2	—	—	—	17.2	—	17.2	—	—	—
Insurance income	1.0	—	1.0	—	1.0	—	—	0.9	—	0.9	—	0.9
Liquidity and Capital Resources
As of June 30, 2025, we had approximately $1.2 billion in liquidity, consisting of unrestricted cash and cash equivalents of $95.2 million, available borrowings under our Revolving Credit Facility (as defined below) of $837.0 million and $266.5 million related to shares outstanding under forward sale agreements under our ATM Program (as defined below). The Credit Agreement also contains an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million), subject to terms and conditions.
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
During the three and six months ended June 30, 2025, we utilized the forward feature of the ATM Program to allow for the sale of up to 10.4 million and 15.3 million shares of our common stock, respectively, at an initial weighted average price of $17.86 and $17.69 per share, net of commissions, respectively. During each of the three and six months ended June 30, 2025, we issued 1.8 million shares in settlement of certain outstanding forward sale agreements, at a weighted average net price of $16.93 per share, after commissions and fees, resulting in net proceeds of $29.9 million.
As of June 30, 2025, 15.1 million shares remained outstanding under the forward sale agreements, with an initial weighted average price of $17.70 per share, net of commissions.
No other shares were sold under the ATM Program during the three and six months ended June 30, 2025.
As of June 30, 2025, we had $109.3 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities was $161.2 million. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity and decreases to operating cash flows primarily relate to disposition activity. Interest payment outflows are impacted by increases or decreases in borrowings and changes in interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $61.6 million and included $61.1 million used for the acquisition of one facility and additional units on the campus of one of our facilities, $13.6 million used for additions to real estate, $3.1 million used to provide funding for loans receivable and $1.2 million used for the investment in an unconsolidated joint venture, partially offset by $7.0 million in repayments of loans receivable, $4.5 million of proceeds from net investment hedges, $3.6 million of net proceeds from the sale of real estate, $1.4 million in repayments of preferred equity investments and $1.0 million in insurance proceeds.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was $64.5 million and included $142.8 million of dividends paid to stockholders, $55.1 million of net borrowings from our Revolving Credit Facility, $24.2 million of net proceeds from shares sold through our ATM Program, net of costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, $1.0 million of principal repayments on secured debt and $0.1 million of payments of deferred financing costs related to the Credit Agreement.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of June 30, 2025 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.125% senior unsecured notes due 2026 (the “2026 Notes”)	August 15, 2026	$500,000
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,750,000
(1)    Principal balance does not include discount, net of $5.4 million and deferred financing costs, net of $8.2 million as of June 30, 2025.
On July 31, 2025, we redeemed all $500.0 million aggregate principal amount outstanding of the 2026 Notes at a premium of 100.575%, plus accrued and unpaid interest. As a result of the redemption, we recognized $1.1 million of redemption related costs and write-offs subsequent to June 30, 2025, consisting of $2.9 million in payments made to noteholders for early redemption net of $1.7 million of write-offs associated with unamortized premium.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2025, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of June 30, 2025, we were in compliance with all applicable covenants under the Credit Agreement.
Term Loan Credit Agreement. On July 30, 2025, the Borrowers, Sabra and the other parties thereto entered into an unsecured credit agreement for a $500.0 million U.S. dollar term loan which matures on July 30, 2030 (the “Term Loan Credit Agreement”). The proceeds were used to redeem the 2026 Notes. The Term Loan Credit Agreement also contains an accordion feature that can increase the total available borrowings to $1.0 billion, subject to terms and conditions.

See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Term Loan Credit Agreement.
Secured Indebtedness. As of June 30, 2025, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$45,072	2.86%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of June 30, 2025.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of June 30, 2025, applicable interest rates in effect as of June 30, 2025, and including the impact of interest rate swaps are $53.2 million for the remainder of 2025, $106.0 million in 2026, $66.0 million in 2027, $40.6 million in 2028, $40.3 million in 2029 and $60.6 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the six months ended June 30, 2025 and 2024, our aggregate capital expenditures were $13.6 million and $25.4 million, respectively. As of June 30, 2025, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $16 million, of which $13 million will directly result in incremental rental income, and approximately $6 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of June 30, 2025, we have committed to provide up to $0.4 million of future funding related to two loan receivable investments.
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
We paid dividends of $142.8 million on our common stock during the six months ended June 30, 2025. On August 4, 2025, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 29, 2025 to common stockholders of record as of August 15, 2025.
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

In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of June 30, 2025 and December 31, 2024 and aggregate summarized statement of loss information for the six months ended June 30, 2025 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Total assets	$111,508	$92,968
Total liabilities	2,349,131	2,295,145

	Six Months Ended June 30, 2025
Total revenues	$670
Total expenses	74,676
Net loss	57,439
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 359 real estate properties held for investment as of June 30, 2025 is diversified by location across the U.S. and Canada.
For the three and six months ended June 30, 2025, no tenant relationship represented 10% or more of our total revenues.
Medicare Reimbursement Rates
For the six months ended June 30, 2025, 37.8% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
On April 22, 2024, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that (i) establishes minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”) and (ii) requires facilities to meet new facility assessment requirements (the “Assessment Requirements”). The Minimum Staffing Standards became effective on June 21, 2024 with a multi-year phase-in period. The compliance deadline for the Assessment Requirements was August 8, 2024. On April 7, 2025, a federal judge vacated the Minimum Staffing Standards, and on July 4, 2025, H.R. 1 was signed into law which includes a 10-year moratorium on CMS enforcement of the Minimum Staffing Standards. However, the Assessment Requirements remain in effect and we expect that this will exacerbate the staffing challenges already faced by our tenants.
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
On July 31, 2025, CMS issued a final rule regarding fiscal year 2026 Medicare rates for skilled nursing facilities providing an estimated net increase of 3.2% compared to fiscal year 2025 (comprised of (i) a market basket increase of 3.3% plus (ii) a market basket forecast error adjustment of 0.6% and less (iii) a productivity adjustment of 0.7%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates become effective on October 1, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Credit Agreement, dated July 30, 2025, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers; Sabra Health Care REIT, Inc., as a guarantor; the other guarantors party thereto; the lenders party thereto; KeyBank National Association, as Administrative Agent; Bank of America, N.A., Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents; Truist Bank and Mizuho Bank, Ltd., as Co-Documentation Agents; KeyBanc Capital Markets, Inc., as Joint Lead Arranger and Sole Bookrunner; and Bank of America, N.A., Citizens Bank, National Association, Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on July 31, 2025).

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

SABRA HEALTH CARE REIT, INC.

Date: August 4, 2025	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: August 4, 2025	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)