Form 10-Q
period 2025-09-30
Sabra Health Care REIT, Inc.
filed 2025-11-05
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2025, there were 249,349,673 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,214,938 and $1,102,030 as of September 30, 2025 and December 31, 2024, respectively	$4,629,842	$4,513,734
Loans receivable and other investments, net	436,526	442,584
Investment in unconsolidated joint ventures	117,856	121,803
Cash and cash equivalents	200,602	60,468
Restricted cash	6,916	5,871
Lease intangible assets, net	59,808	27,464
Accounts receivable, prepaid expenses and other assets, net	113,223	131,755
Total assets	$5,564,773	$5,303,679
Liabilities
Secured debt, net	$43,790	$45,316
Revolving credit facility	282,213	106,554
Term loans, net	1,030,058	529,753
Senior unsecured notes, net	1,235,129	1,736,025
Accounts payable and accrued liabilities	124,042	117,896
Lease intangible liabilities, net	22,588	26,847
Total liabilities	2,737,820	2,562,391
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 249,349,673 and 237,586,882 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,493	2,376
Additional paid-in capital	4,792,753	4,592,605
Cumulative distributions in excess of net income	(1,964,336)	(1,874,633)
Accumulated other comprehensive (loss) income	(5,976)	20,940
Total Sabra Health Care REIT, Inc. stockholders’ equity	2,824,934	2,741,288
Noncontrolling interests	2,019	—
Total equity	2,826,953	2,741,288
Total liabilities and equity	$5,564,773	$5,303,679

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and related revenues (Note 6)	$85,354	$94,555	$281,214	$285,427
Resident fees and services	92,017	73,746	248,449	207,716
Interest and other income	12,666	9,700	33,067	27,746
Total revenues	190,037	178,001	562,730	520,889
Expenses:
Depreciation and amortization	48,511	42,720	135,591	127,315
Interest	28,901	29,467	83,549	87,189
Triple-net portfolio operating expenses	3,708	4,270	10,885	12,992
Senior housing - managed portfolio operating expenses	65,946	54,234	179,804	154,258
General and administrative	12,560	12,404	37,802	37,035
Recovery of loan losses	(240)	(148)	(640)	(446)
Impairment of real estate	2,571	—	6,674	18,472
Total expenses	161,957	142,947	453,665	436,815
Other (expense) income:
Loss on extinguishment of debt	(1,154)	—	(1,154)	—
Other (expense) income	(769)	—	13,978	838
Net (loss) gain on sales of real estate	(4,430)	(5,745)	5,544	(3,969)
Total other (expense) income	(6,353)	(5,745)	18,368	(3,131)
Income before income (loss) from unconsolidated joint ventures and income tax (expense) benefit	21,727	29,309	127,433	80,943
Income (loss) from unconsolidated joint ventures	1,226	214	2,276	(301)
Income tax (expense) benefit	(436)	265	(1,346)	(625)
Net income	22,517	29,788	128,363	80,017
Net loss attributable to noncontrolling interests	21	—	21	—
Net income attributable to Sabra Health Care REIT, Inc.	$22,538	$29,788	$128,384	$80,017

Net income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$0.09	$0.13	$0.54	$0.34
Diluted common share	$0.09	$0.13	$0.53	$0.34

Weighted average number of common shares outstanding, basic	239,896,059	234,290,187	238,595,147	232,459,388
Weighted average number of common shares outstanding, diluted	243,558,449	237,043,400	241,593,992	234,777,101

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$22,517	$29,788	$128,363	$80,017
Other comprehensive income (loss):
Unrealized (loss) gain, net of tax:
Foreign currency translation (loss) gain	(2,144)	942	1,946	(1,226)
Unrealized loss on cash flow hedges	(1,801)	(15,148)	(28,862)	(5,580)
Total other comprehensive loss	(3,945)	(14,206)	(26,916)	(6,806)
Comprehensive income	18,572	15,582	101,447	73,211
Comprehensive loss attributable to noncontrolling interests	21	—	21	—
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$18,593	$15,582	$101,468	$73,211

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2024	234,262,497	$2,343	$4,536,645	$(1,808,158)	$31,145	$2,761,975	$—	$2,761,975
Net income	—	—	—	29,788	—	29,788	—	29,788
Other comprehensive loss	—	—	—	—	(14,206)	(14,206)	—	(14,206)
Amortization of stock-based compensation	—	—	3,104	—	—	3,104	—	3,104
Common stock issuance, net	2,324,308	23	34,958	—	—	34,981	—	34,981
Common dividends ($0.30 per share)	—	—	—	(70,798)	—	(70,798)	—	(70,798)
Balance, September 30, 2024	236,586,805	$2,366	$4,574,707	$(1,849,168)	$16,939	$2,744,844	$—	$2,744,844

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2025	239,792,173	$2,398	$4,625,050	$(1,913,932)	$(2,031)	$2,711,485	$—	$2,711,485
Net income (loss)	—	—	—	22,538	—	22,538	(21)	22,517
Other comprehensive loss	—	—	—	—	(3,945)	(3,945)	—	(3,945)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,040	2,040
Amortization of stock-based compensation	—	—	3,879	—	—	3,879	—	3,879
Common stock issuance, net	9,557,500	95	163,824	—	—	163,919	—	163,919
Common dividends ($0.30 per share)	—	—	—	(72,942)	—	(72,942)	—	(72,942)
Balance, September 30, 2025	249,349,673	$2,493	$4,792,753	$(1,964,336)	$(5,976)	$2,824,934	$2,019	$2,826,953

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2023	231,266,020	$2,313	$4,494,755	$(1,718,279)	$23,745	$2,802,534	$—	$2,802,534
Net income	—	—	—	80,017	—	80,017	—	80,017
Other comprehensive loss	—	—	—	—	(6,806)	(6,806)	—	(6,806)
Amortization of stock-based compensation	—	—	8,180	—	—	8,180	—	8,180
Common stock issuance, net	5,320,785	53	71,772	—	—	71,825	—	71,825
Common dividends ($0.90 per share)	—	—	—	(210,906)	—	(210,906)	—	(210,906)
Balance, September 30, 2024	236,586,805	$2,366	$4,574,707	$(1,849,168)	$16,939	$2,744,844	$—	$2,744,844

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2024	237,586,882	$2,376	$4,592,605	$(1,874,633)	$20,940	$2,741,288	$—	$2,741,288
Net income (loss)	—	—	—	128,384	—	128,384	(21)	128,363
Other comprehensive loss	—	—	—	—	(26,916)	(26,916)	—	(26,916)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,040	2,040
Amortization of stock-based compensation	—	—	11,685	—	—	11,685	—	11,685
Common stock issuance, net	11,762,791	117	188,463	—	—	188,580	—	188,580
Common dividends ($0.90 per share)	—	—	—	(218,087)	—	(218,087)	—	(218,087)
Balance, September 30, 2025	249,349,673	$2,493	$4,792,753	$(1,964,336)	$(5,976)	$2,824,934	$2,019	$2,826,953

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$128,363	$80,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,591	127,315
Non-cash rental and related revenues	820	(2,229)
Non-cash interest income	7	24
Non-cash interest expense	5,608	8,750
Stock-based compensation expense	8,290	6,448
Loss on extinguishment of debt	1,154	—
Recovery of loan losses	(640)	(446)
Net (gain) loss on sales of real estate	(5,544)	3,969
Impairment of real estate	6,674	18,472
(Income) loss from unconsolidated joint ventures	(2,276)	301
Distributions of earnings from unconsolidated joint ventures	5,917	3,754
Other non-cash items	(17,190)	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(9,129)	(13,589)
Accounts payable and accrued liabilities	3,541	(2,213)
Net cash provided by operating activities	261,186	230,573
Cash flows from investing activities:
Acquisition of real estate and lease intangibles	(301,563)	(112,225)
Origination and fundings of loans receivable	(5,710)	(21,540)
Origination and fundings of preferred equity investments	(9)	(2,529)
Additions to real estate	(24,183)	(39,189)
Escrow deposits for potential investments	(500)	—
Repayments of loans receivable	15,442	2,776
Repayments of preferred equity investments	1,977	5,322
Investment in unconsolidated joint ventures	(1,241)	(717)
Net proceeds from the sales of real estate	43,087	40,541
Proceeds from net investment hedges	4,462	—
Insurance proceeds	1,267	—
Distributions in excess of earnings from unconsolidated joint ventures	5,557	—
Net cash used in investing activities	(261,414)	(127,561)
Cash flows from financing activities:
Net borrowings from revolving credit facility	174,805	58,815
Principal payments on senior unsecured notes	(500,000)	—
Proceeds from term loans	500,000	—
Principal payments on secured debt	(1,562)	(1,520)
Payments of deferred financing costs	(4,405)	(80)
Payments related to extinguishment of debt	(2,884)	—
Contributions from noncontrolling interests	2,040	—
Issuance of common stock, net	188,350	71,362
Dividends paid on common stock	(214,692)	(209,174)
Net cash provided by (used in) financing activities	141,652	(80,597)
Net increase in cash, cash equivalents and restricted cash	141,424	22,415
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(245)	(158)
Cash, cash equivalents and restricted cash, beginning of period	66,339	46,719
Cash, cash equivalents and restricted cash, end of period	$207,518	$68,976
Supplemental disclosure of cash flow information:
Interest paid	$72,820	$71,632

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of September 30, 2025 and December 31, 2024 and for the three and nine month periods ended September 30, 2025 and 2024. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of September 30, 2025, the Company determined that it was the primary beneficiary of two VIEs, a joint venture variable interest entity owning three senior housing communities and another joint venture variable interest entity under which the three senior housing communities are operated by a third-party property manager pursuant to property management agreements. The Company has consolidated these entities in the accompanying consolidated financial statements, and aggregate total assets and total liabilities of the two VIEs were $100.1 million and $2.4 million as of September 30, 2025, respectively. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs, and liabilities of the consolidated VIEs represent claims against the specific assets of such VIEs. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At September 30, 2025, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of September 30, 2025, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the nine months ended September 30, 2025, the Company acquired seven Senior Housing - Managed communities, three of which were acquired through a consolidated joint venture in which the Company has a 95% equity interest, and exercised its option to acquire 24 units on the campus of one of its Senior Housing - Leased communities. During the nine months ended September 30, 2024, the Company acquired two Senior Housing - Managed communities and one Senior Housing - Leased community. The consideration was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Land	$26,883	$7,063
Building and improvements	229,683	100,862
Tenant origination and absorption costs intangible assets	26,494	4,094
Tenant relationship intangible assets	30	206
Total consideration	$283,090	$112,225
The tenant origination and absorption costs intangible assets had an amortization period as of the date of acquisition of two years for the acquisitions completed during the nine months ended September 30, 2025. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had amortization periods as of the date of acquisition of 3 years and 25 years, respectively, for the acquisitions completed during the nine months ended September 30, 2024.
For the three and nine months ended September 30, 2025, the Company recognized $10.0 million and $12.1 million of total revenues, respectively, and $1.0 million and $2.0 million of net income, respectively, from the facilities acquired during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recognized $5.0 million and $5.9 million of total revenues, respectively, and $0.9 million and $1.5 million of net income, respectively, from the facilities acquired during the nine months ended September 30, 2024.
Additionally, during the nine months ended September 30, 2025, the Company purchased the operations of four Senior Housing - Managed communities previously leased under triple-net operating leases for an aggregate $19.7 million. Concurrent with the purchase, the triple-net operating leases were terminated and the Company entered into property management agreements with the former tenant. The consideration was allocated as follows: (i) $17.4 million to tenant origination and absorption costs intangible assets, (ii) $1.1 million to furniture and equipment and (iii) $1.2 million to lease termination expense which is included in other (expense) income on the accompanying consolidated statements of income.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of September 30, 2025

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	217	24,518	$2,874,678	$(635,062)	$2,239,616
Senior Housing - Leased	32	2,668	377,287	(88,351)	288,936
Senior Housing - Managed	83	8,282	1,888,163	(343,656)	1,544,507
Behavioral Health	16	1,138	476,355	(89,853)	386,502
Specialty Hospitals and Other	15	392	225,498	(56,936)	168,562
	363	36,998	5,841,981	(1,213,858)	4,628,123
Corporate Level			2,799	(1,080)	1,719
			$5,844,780	$(1,214,938)	$4,629,842

As of December 31, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	224	25,492	$2,926,349	$(588,107)	$2,338,242
Senior Housing - Leased	39	3,319	508,586	(102,111)	406,475
Senior Housing - Managed	69	6,680	1,474,267	(278,328)	1,195,939
Behavioral Health	17	1,164	478,318	(79,819)	398,499
Specialty Hospitals and Other	15	392	225,498	(52,872)	172,626
	364	37,047	5,613,018	(1,101,237)	4,511,781
Corporate Level			2,746	(793)	1,953
			$5,615,764	$(1,102,030)	$4,513,734

	September 30, 2025	December 31, 2024
Building and improvements	$5,049,667	$4,853,151
Furniture and equipment	217,990	207,265
Land improvements	12,174	11,813
Land	564,949	543,535
Total real estate at cost	5,844,780	5,615,764
Accumulated depreciation	(1,214,938)	(1,102,030)
Total real estate investments, net	$4,629,842	$4,513,734
Capital and Other Expenditures
As of September 30, 2025, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $18 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $1.2 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.
The Company received property insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities in 2022 and recorded a $0.2 million gain and a $1.3 million gain related to the property damage which is included in other (expense) income on the accompanying consolidated statements of income during the three and nine months ended September 30, 2025, respectively. Additionally, the Company received business interruption insurance proceeds of $0.4 million during each of the three and nine months ended September 30, 2025, and $0.1 million and $1.4 million during the three and nine months ended September 30, 2024, respectively. The Company recorded business interruption income, which is included in other (expense) income on the accompanying consolidated statements of income, of $0.4 million during each of the three and nine months ended September 30, 2025, and $0.9 million during the nine months ended September 30, 2024, and the remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income. No business interruption income was recognized during the three months ended September 30, 2024.

Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of September 30, 2025	Ownership as of September 30, 2025 (1)	Book Value
				September 30, 2025	December 31, 2024
Sienna Joint Venture	Senior Housing - Managed	12	50%	$108,983	$107,732
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	8,873	14,071
				$117,856	$121,803
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the nine months ended September 30, 2025, the Company recognized real estate impairment of $6.7 million related to two closed facilities. During the nine months ended September 30, 2024, the Company recognized real estate impairments of $18.5 million primarily related to four facilities that were sold and two non-operational facilities that were subsequently sold.
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
The Company continues to evaluate additional assets for sale as part of its initiative to recycle capital and further improve its portfolio quality. This could lead to a shorter hold period for such assets and could result in the determination that the full amount of the Company’s investment in such assets is not recoverable, resulting in an impairment charge or loss on sale, which could be material.
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Nine Months Ended September 30,
	2025	2024
Number of facilities	8	8
Consideration, net of closing costs	$42.9	$40.5
Net carrying value	37.4	44.5
Net gain (loss) on sale	$5.5	$(4.0)
Related to these facilities, the Company recognized net income of $6.9 million and net loss of $14.2 million during the nine months ended September 30, 2025 and 2024, respectively, which includes (i) impairment of $14.1 million for the nine months ended September 30, 2024 and (ii) net gain (loss) on sale.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    OPERATING LEASES
Lessor Accounting
As of September 30, 2025, the substantial majority of the Company’s real estate properties (excluding 83 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 18 years. As of September 30, 2025, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $10.5 million and $9.0 million as of September 30, 2025 and December 31, 2024, respectively, and letters of credit deposited with the Company totaled approximately $63 million and $64 million as of September 30, 2025 and December 31, 2024, respectively. In addition, the Company’s tenants have deposited with the Company $10.5 million and $10.8 million as of September 30, 2025 and December 31, 2024, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.6 million and $10.6 million during the three and nine months ended September 30, 2025, respectively, and $3.5 million and $10.0 million during the three and nine months ended September 30, 2024, respectively.
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
For the three and nine months ended September 30, 2025, no tenant relationship represented 10% or more of the Company’s total revenues.
As of September 30, 2025, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

October 1 through December 31, 2025	$86,787
2026	353,943
2027	341,486
2028	321,890
2029	272,951
Thereafter	1,153,932
$2,530,989
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of September 30, 2025 and December 31, 2024, the Company had $6.6 million and $7.0 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $7.6 million and $8.3 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
The Company incurred lease expense of $0.2 million and $0.7 million during the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.1 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the weighted average remaining lease term and discount rate were 13 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

October 1 through December 31, 2025	$349
2026	1,032
2027	1,047
2028	1,021
2029	1,050
Thereafter	7,888
Undiscounted minimum lease payments included in the lease liability	12,387
Less: imputed interest	(4,809)
Present value of lease liability	$7,578

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
As of September 30, 2025 and December 31, 2024, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of September 30, 2025
Investment	Quantity as of September 30, 2025	Property Type	Principal Balance as of September 30, 2025 (1)	Book Value as of September 30, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date as of September 30, 2025
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$335,600	7.7%	7.7%	11/01/26 - 06/01/29
Other	11	Multiple	45,678	42,223	51,962	7.6%	7.1%	12/31/25 - 08/31/33
	14		381,278	377,823	387,562	7.7%	7.7%
Allowance for loan losses			—	(5,454)	(6,094)
			$381,278	$372,369	$381,468
Other Investments:
Preferred Equity	4	Skilled Nursing / Senior Housing	63,975	64,157	61,116	11.0%	11.0%	N/A
Total	18		$445,253	$436,526	$442,584	8.2%	8.1%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of September 30, 2025, the Company has committed to provide up to $0.4 million of future funding related to two loan receivable investments.

Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Allowance for loan losses:
Balance at beginning of the period	$6,094	$6,665
Recovery of loan losses	(640)	(446)
Balance at end of the period	$5,454	$6,219

	September 30, 2025	December 31, 2024
Deteriorated credit quality:
Number of loans receivable investments	1	1
Principal balance	$1,214	$1,214
Book value	—	—
Nonaccrual status:
Number of loans receivable investments	3	3
Book value	$—	$—
As of September 30, 2025 and December 31, 2024, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of		As of September 30, 2025
Interest Rate Type	September 30, 2025 (1)	December 31, 2024 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$44,548	$46,110	2.86%	3.36%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.8 million as of each of September 30, 2025 and December 31, 2024.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	September 30, 2025 (1)	December 31, 2024 (1)
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$—	$500,000
5.88% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,250,000	$1,750,000
(1)    Principal balance does not include discount, net of $7.1 million and deferred financing costs, net of $7.8 million as of September 30, 2025 and does not include discount, net of $5.0 million and deferred financing costs, net of $9.0 million as of December 31, 2024. In addition, the weighted average effective interest rate as of September 30, 2025 was 3.70%.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.88%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.

On June 30, 2025, the Company issued a notice of redemption for all $500.0 million aggregate principal amount outstanding of the 2026 Notes. On July 31, 2025, the Operating Partnership redeemed the 2026 Notes at a cash redemption price of 100.575% of the principal amount being redeemed, plus accrued and unpaid interest. As a result of the redemption, the Company recognized $1.2 million of redemption related costs and write-offs, consisting of $2.9 million in payments made to noteholders for early redemption net of $1.7 million of write-offs associated with unamortized premium.
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
The obligations under the 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2029 Notes and 2031 Notes are, and the obligations under the 2026 Notes were until their redemption, fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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
As of September 30, 2025, there was $282.2 million (including CAD $33.7 million) outstanding under the Revolving Credit Facility and $717.8 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA plus the CORRA Adjustment, each as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of September 30, 2025, the weighted average interest rate on the Revolving Credit Facility was 5.31%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of September 30, 2025, the interest rate on the U.S. dollar Term Loan was 5.59%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate plus the CORRA Adjustment, each as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of September 30, 2025, the interest rate on the Canadian dollar Term Loan was 4.11%.

The Company has interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of September 30, 2025, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar Term Loan and the CAD $33.7 million outstanding as of September 30, 2025 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
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
The term loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Daily SOFR, (b) Term SOFR or (c) the Base Rate, each as defined in the Term Loan Credit Agreement. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Term Loan Credit Agreement, and will range from 0.800% to 1.600% per annum for SOFR-based borrowings and 0.000% to 0.600% per annum for borrowings at the Base Rate. As of September 30, 2025, the interest rate on the U.S. dollar term loan under the Term Loan Credit Agreement was 5.54%.
On June 27, 2025, the Company entered into forward starting interest rate swaps with an effective date of July 30, 2025 and an aggregate notional amount of $500.0 million which fix the SOFR portion of the interest rate for SOFR-based borrowings at a weighted average rate of 3.44%. As of September 30, 2025, the effective interest rate on the $500.0 million U.S. dollar term loan under the Term Loan Credit Agreement was 4.64%.
The obligations of the Borrowers under the Term Loan Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
Interest Expense
The Company incurred interest expense of $28.9 million and $83.5 million during the three and nine months ended September 30, 2025, respectively, and $29.5 million and $87.2 million during the three and nine months ended September 30, 2024, respectively. Interest expense includes non-cash interest expense of $2.2 million and $5.6 million for the three and nine months ended September 30, 2025, respectively, and $2.6 million and $8.8 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had $21.2 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2025 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
October 1 through December 31, 2025	$527	$—	$—	$—	$527
2026	2,147	—	—	—	2,147
2027	2,206	282,213	—	100,000	384,419
2028	2,266	—	537,775	—	540,041
2029	2,328	—	—	350,000	352,328
Thereafter	35,074	—	500,000	800,000	1,335,074
Total Debt	44,548	282,213	1,037,775	1,250,000	2,614,536
Discount, net	—	—	—	(7,075)	(7,075)
Deferred financing costs, net	(758)	—	(7,717)	(7,796)	(16,271)
Total Debt, Net	$43,790	$282,213	$1,030,058	$1,235,129	$2,591,190
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the nine months ended September 30, 2025, the Company reclassified $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur. As of September 30, 2025, approximately $2.2 million of gains, which are included in accumulated other comprehensive loss, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses cross currency interest rate swaps to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$930,000	$430,000
Denominated in Canadian Dollars	$150,000	$150,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$—	$46,270
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$183,700	$189,600
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$—	$10,030
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at September 30, 2025 and December 31, 2024 (dollars in thousands):

		Count as of September 30, 2025	Fair Value as of		Maturity Dates as of September 30, 2025
Type	Designation		September 30, 2025	December 31, 2024		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	4	$3,819	$14,085	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	—	—	6,290	—	Accounts receivable, prepaid expenses and other assets, net
			$3,819	$20,375
Liabilities:
Interest rate swaps	Cash flow	7	$2,350	$—	2028 - 2030	Accounts payable and accrued liabilities
CAD borrowings under Revolving Credit Facility	Net investment	1	24,213	27,554	2027	Revolving credit facility
CAD Term Loan	Net investment	1	107,775	104,370	2028	Term loans, net
			$134,338	$131,924
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Flow Hedges:
Interest rate products	$329	$(12,932)	$(6,867)	$1,609
Net Investment Hedges:
Foreign currency products	—	(312)	(1,418)	982
CAD borrowings under Revolving Credit Facility	512	(699)	(46)	(1,156)
CAD Term Loan	2,085	(1,320)	(3,405)	2,205
	$2,926	$(15,263)	$(11,736)	$3,640

		Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2025	2024	2025	2024
Cash Flow Hedges:
Interest rate products	Interest expense	$2,127	$2,531	$4,839	$7,369
During the three and nine months ended September 30, 2025 and 2024, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2025, the Company’s derivatives were all designated as hedging instruments. During the nine months ended September 30, 2025, the Company incurred $0.3 million of other expense, and during the three and nine months ended September 30, 2024, the Company incurred $0.1 million of other expense and $0.1 million of other income, respectively, related to the portion of derivatives not designated as hedging instruments. No such expense was recorded during the three months ended September 30, 2025.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,819	$—	$3,819	$(447)	$—	$3,372
Offsetting Liabilities:
Derivatives	$2,350	$—	$2,350	$(447)	$—	$1,903

As of December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,375	$—	$20,375	$—	$—	$20,375
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.1 million. As of September 30, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at their termination value of $1.9 million.

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
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and the Credit Agreement and Term Loan Credit Agreement are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for other financial instruments are derived as follows:
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 5% to 12% with a weighted average rate of 6% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 whose carrying amounts do not approximate their fair value (in thousands):

	As of September 30, 2025			As of December 31, 2024
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$381,278	$372,369	$386,393	$391,010	$381,468	$397,791
Preferred equity investments	63,975	64,157	65,468	60,915	61,116	62,765
Financial liabilities:
Senior Notes	1,250,000	1,235,129	1,170,588	1,750,000	1,736,025	1,617,779
Secured indebtedness	44,548	43,790	34,163	46,110	45,316	33,635
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of September 30, 2025 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$386,393	$—	$—	$386,393
Preferred equity investments	65,468	—	—	65,468
Financial liabilities:
Senior Notes	1,170,588	—	1,170,588	—
Secured indebtedness	34,163	—	—	34,163
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
Items Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2025, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$3,819	$—	$3,819	$—
Financial liabilities:
Interest rate swaps	2,350	—	2,350	—

11.    EQUITY
Common Stock
On February 23, 2023, the Company established an at-the-market equity offering program (the “Prior ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On August 5, 2025, the Company terminated the Prior ATM Program pursuant to its termination rights.
During the nine months ended September 30, 2025, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 15.3 million shares of the Company’s common stock at an initial weighted average price of $17.69 per share, net of commissions. The Company did not utilize the forward feature of the Prior ATM Program during the three months ended September 30, 2025. During the three and nine months ended September 30, 2025, the Company issued 9.6 million and 11.3 million shares, respectively, in settlement of certain outstanding forward sale agreements, at a weighted average net price of $17.26 and $17.21 per share, after commissions and fees, respectively, resulting in net proceeds of $165.0 million and $194.9 million, respectively.
As of September 30, 2025, 5.5 million shares remained outstanding under the Prior ATM Program’s forward sale agreements, with an initial weighted average price of $17.96 per share, net of commissions.
No other shares were sold under the Prior ATM Program during the three and nine months ended September 30, 2025.
On August 5, 2025, the Company established a new at-the-market equity offering program (the “ATM Program”) pursuant to which shares of its common stock having an aggregate gross sales price of up to $750.0 million may be sold from time to time (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of the shares until a later date. The Company may also elect to cash settle or net share settle all or a portion of its obligations under any forward sale agreement. The forward sale agreements have a one year term during which time the Company may settle the forward sales by delivery of physical shares of common stock to the forward purchasers or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement.
During each of the three and nine months ended September 30, 2025, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 3.2 million shares of the Company’s common stock at an initial weighted average price of $18.45 per share, net of commissions, and these shares remained outstanding as of September 30, 2025.
No other shares were sold under the ATM Program during the three and nine months ended September 30, 2025.
As of September 30, 2025, the Company had $690.9 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2025:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 3, 2025	February 14, 2025	$0.30	February 28, 2025
May 5, 2025	May 16, 2025	$0.30	May 30, 2025
August 4, 2025	August 15, 2025	$0.30	August 29, 2025
During the nine months ended September 30, 2025, the Company issued 0.4 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the nine months ended September 30, 2025 and 2024, the Company incurred $4.7 million and $2.0 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.

Accumulated Other Comprehensive (Loss) Income
The following is a summary of the Company’s accumulated other comprehensive (loss) income (in thousands):

	September 30, 2025	December 31, 2024
Foreign currency translation loss	$(2,832)	$(4,778)
Unrealized (loss) gain on cash flow hedges	(3,144)	25,718
Total accumulated other comprehensive (loss) income	$(5,976)	$20,940

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to Sabra Health Care REIT, Inc.	$22,538	$29,788	$128,384	$80,017
Denominator
Basic weighted average common shares and common equivalents	239,896,059	234,290,187	238,595,147	232,459,388
Dilutive restricted stock units	2,858,700	2,505,456	2,678,599	2,236,433
Dilutive forward equity sale agreements	803,690	247,757	320,246	81,280
Diluted weighted average common shares	243,558,449	237,043,400	241,593,992	234,777,101
Net income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$0.09	$0.13	$0.54	$0.34
Diluted common share	$0.09	$0.13	$0.53	$0.34
During the nine months ended September 30, 2025, approximately 600 restricted stock units and 24,300 shares related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and nine months ended September 30, 2024, approximately 10,000 shares and 5,200 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. Additionally, during the nine months ended September 30, 2024, approximately 800 restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of September 30, 2025, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On November 5, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 28, 2025 to common stockholders of record as of the close of business on November 17, 2025.

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
Market Trends and Uncertainties
Our operations have been and are expected to continue to be impacted by economic and market conditions. Increases in interest rates and operating expenses, inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital.
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
Acquisitions
During the nine months ended September 30, 2025, we acquired seven Senior Housing - Managed communities, three of which were acquired through a consolidated joint venture in which we have a 95% equity interest, and acquired 24 units on the campus of one of our Senior Housing - Leased communities for aggregate consideration of $283.1 million, including acquisition costs. Additionally, during the nine months ended September 30, 2025, we purchased the operations of four Senior Housing - Managed communities previously leased to the tenant under triple-net operating leases for $19.7 million. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding these investments.
Dispositions
During the nine months ended September 30, 2025, we completed the sale of seven skilled nursing/transitional care facilities and one behavioral health facility for aggregate consideration, net of closing costs, of $42.9 million. The net carrying value of the assets and liabilities of these facilities was $37.4 million, which resulted in an aggregate $5.5 million net gain on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
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
At-The-Market Common Stock Offering Program
On August 5, 2025, we established the ATM Program (as defined below) pursuant to which shares of our common stock having an aggregate gross sales price of up to $750.0 million may be sold from time to time. See “—Liquidity and Capital Resources.”
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2024 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2025.
Recently Issued Accounting Standards Updates
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.

Results of Operations
As of September 30, 2025, our investment portfolio consisted of 363 real estate properties held for investment, 14 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. As of September 30, 2024, our investment portfolio consisted of 373 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
Comparison of results of operations for the three months ended September 30, 2025 versus the three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2025	2024
Revenues:
Rental and related revenues	$85,354	$94,555	$(9,201)	(10)%	$(2,493)	$(6,708)
Resident fees and services	92,017	73,746	18,271	25%	10,996	7,275
Interest and other income	12,666	9,700	2,966	31%	105	2,861
Expenses:
Depreciation and amortization	48,511	42,720	5,791	14%	4,038	1,753
Interest	28,901	29,467	(566)	(2)%	—	(566)
Triple-net portfolio operating expenses	3,708	4,270	(562)	(13)%	(155)	(407)
Senior housing - managed portfolio operating expenses	65,946	54,234	11,712	22%	6,718	4,994
General and administrative	12,560	12,404	156	1%	—	156
Recovery of loan losses	(240)	(148)	(92)	62%	11	(103)
Impairment of real estate	2,571	—	2,571	NM	—	2,571
Other expense:
Loss on extinguishment of debt	(1,154)	—	(1,154)	NM	—	(1,154)
Other expense	(769)	—	(769)	NM	—	(769)
Net loss on sales of real estate	(4,430)	(5,745)	1,315	(23)%	1,315	—
Income from unconsolidated joint ventures	1,226	214	1,012	473%	—	1,012
Income tax (expense) benefit	(436)	265	(701)	(265)%	—	(701)
(1)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of investments/dispositions made after July 1, 2024.
(2)    Represents the dollar amount increase (decrease) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 that is not a direct result of investments/dispositions made after July 1, 2024.
Rental and Related Revenues
During the three months ended September 30, 2025, we recognized $85.4 million of rental income compared to $94.6 million for the three months ended September 30, 2024. The $9.2 million net decrease in rental income is related to (i) an $11.0 million decrease in rent revenue, which includes $9.3 million of non-cash revenue write-offs and a $1.7 million decrease in cash revenue, related to facilities that were transitioned to Senior Housing - Managed communities after July 1, 2024, (ii) a $2.7 million decrease from properties disposed of after July 1, 2024 and (iii) a $1.5 million decrease related to facilities that were transitioned to new operators after July 1, 2024. These decreases are partially offset by (i) a $2.3 million net increase in non-cash rent as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, (ii) a $2.2 million net increase in cash revenue related to percentage rent, expense recoveries and leases that are not accounted for on an accrual basis, (iii) a $1.0 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index and (iv) a $0.2 million increase from properties acquired after July 1, 2024.

Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the three months ended September 30, 2025 and 2024.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Resident Fees and Services
During the three months ended September 30, 2025, we recognized $92.0 million of resident fees and services compared to $73.7 million for the three months ended September 30, 2024. The $18.3 million net increase is due to an $11.0 million increase related to eight Senior Housing - Managed communities acquired after July 1, 2024, a $5.4 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after July 1, 2024, a $0.6 million increase related to one Senior Housing - Managed community that was closed due to a fire in 2022 and did not fully reopen until November 2024, and the remaining increase is primarily related to increased occupancy and an increase in rates.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended September 30, 2025, we recognized $12.7 million of interest and other income compared to $9.7 million for the three months ended September 30, 2024. The net increase of $3.0 million is primarily due to a $2.5 million increase in lease termination income and a $0.6 million increase in late fee income.
Depreciation and Amortization
During the three months ended September 30, 2025, we incurred $48.5 million of depreciation and amortization expense compared to $42.7 million for the three months ended September 30, 2024. The net increase of $5.8 million is due to (i) a $4.9 million increase from properties acquired after July 1, 2024, (ii) a $1.3 million increase due to accelerating amortization of lease intangibles related to facilities that were transitioned to Senior Housing - Managed communities after July 1, 2024 and (iii) a $1.2 million increase from additions to real estate. These increases are partially offset by (i) a $0.9 million decrease from properties disposed of after July 1, 2024 and (ii) a $0.9 million decrease due to assets that have been fully depreciated.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended September 30, 2025, we incurred $28.9 million of interest expense compared to $29.5 million for the three months ended September 30, 2024. The $0.6 million net decrease is primarily related to a $0.9 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the three months ended September 30, 2025, we recognized $3.7 million of triple-net portfolio operating expenses compared to $4.3 million for the three months ended September 30, 2024. The $0.6 million net decrease is due to a $0.3 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and a $0.2 million decrease from properties disposed of after July 1, 2024.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended September 30, 2025, we recognized $65.9 million of Senior Housing - Managed portfolio operating expenses compared to $54.2 million for the three months ended September 30, 2024. The $11.7 million net increase is primarily due to (i) a $6.7 million increase related to eight Senior Housing - Managed communities acquired after July 1, 2024, (ii) a $3.9 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after July 1, 2024, (iii) a $0.7 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy, (iv) a $0.4 million increase in employee compensation primarily due to increased labor rates and staffing and (v) a

$0.3 million increase related to one Senior Housing - Managed community that was closed due to a fire in 2022 and did not fully reopen until November 2024, partially offset by a $0.3 million decrease in repairs and maintenance expense.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the three months ended September 30, 2025, general and administrative expenses were $12.6 million compared to $12.4 million for the three months ended September 30, 2024. The $0.2 million net increase is primarily related to increased legal and professional fees due to increased transaction activity.
Recovery of Loan Losses
During the three months ended September 30, 2025 and 2024, we recognized a $0.2 million and a $0.1 million recovery of loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
During the three months ended September 30, 2025, we recognized a $2.6 million impairment of real estate related to a closed facility. No impairment of real estate was recognized during the three months ended September 30, 2024.
Loss on Extinguishment of Debt
During the three months ended September 30, 2025, we recognized a $1.2 million loss on extinguishment of debt related to $2.9 million in payments made to noteholders for early redemption net of $1.7 million of write-offs associated with unamortized premium. No loss on extinguishment of debt was recognized during the three months ended September 30, 2024.
Other Expense
During the three months ended September 30, 2025, we recognized $0.8 million of other expense, including $1.2 million of lease termination expense related to four communities that were transitioned from our triple-net portfolio to Senior Housing - Managed communities, partially offset by $0.6 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities in 2022. No other expense was recognized during the three months ended September 30, 2024.
Net Loss on Sales of Real Estate
During the three months ended September 30, 2025, we recognized an aggregate net loss of $4.4 million primarily related to the disposition of two skilled nursing/transitional care facilities. During the three months ended September 30, 2024, we recognized an aggregate net loss of $5.7 million related to the disposition of four skilled nursing/transitional care facilities.
Income from Unconsolidated Joint Ventures
During the three months ended September 30, 2025, we recognized $1.2 million of income from our unconsolidated joint ventures compared to $0.2 million of income for the three months ended September 30, 2024. The $1.0 million net improvement is primarily related to a $0.6 million increase in revenues net of operating expenses primarily due to increased occupancy and rates and a $0.5 million decrease in depreciation expense due to assets that have been fully depreciated.
Income Tax (Expense) Benefit
During the three months ended September 30, 2025, we recognized $0.4 million of income tax expense compared to $0.3 million of income tax benefit for the three months ended September 30, 2024. The $0.7 million change is primarily due to higher taxable income.

Comparison of results of operations for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2025	2024
Revenues:
Rental and related revenues	$281,214	$285,427	$(4,213)	(1)%	$(5,521)	$1,308
Resident fees and services	248,449	207,716	40,733	20%	23,476	17,257
Interest and other income	33,067	27,746	5,321	19%	934	4,387
Expenses:
Depreciation and amortization	135,591	127,315	8,276	7%	5,325	2,951
Interest	83,549	87,189	(3,640)	(4)%	—	(3,640)
Triple-net portfolio operating expenses	10,885	12,992	(2,107)	(16)%	(622)	(1,485)
Senior housing - managed portfolio operating expenses	179,804	154,258	25,546	17%	14,380	11,166
General and administrative	37,802	37,035	767	2%	—	767
Recovery of loan losses	(640)	(446)	(194)	43%	10	(204)
Impairment of real estate	6,674	18,472	(11,798)	(64)%	(18,003)	6,205
Other (expense) income:
Loss on extinguishment of debt	(1,154)	—	(1,154)	NM	—	(1,154)
Other income	13,978	838	13,140	1,568%	(82)	13,222
Net gain (loss) on sales of real estate	5,544	(3,969)	9,513	(240)%	9,513	—
Income (loss) from unconsolidated joint ventures	2,276	(301)	2,577	(856)%	—	2,577
Income tax expense	(1,346)	(625)	(721)	115%	—	(721)
(1)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of investments/dispositions made after January 1, 2024.
(2)    Represents the dollar amount increase (decrease) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 that is not a direct result of investments/dispositions made after January 1, 2024.
Rental and Related Revenues
During the nine months ended September 30, 2025, we recognized $281.2 million of rental income compared to $285.4 million for the nine months ended September 30, 2024. The $4.2 million net decrease in rental income is related to (i) an $11.7 million decrease in revenue, which includes $9.4 million of non-cash revenue write-offs and a $2.2 million decrease in cash revenue, related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, (ii) a $6.8 million decrease from properties disposed of after January 1, 2024 and (iii) a $0.6 million decrease related to facilities transitioned to new operators after January 1, 2024. These decreases are partially offset by (i) a $7.0 million net increase of non-cash rent as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, (ii) a $3.2 million net increase in cash revenue related to percentage rent, expense recoveries and leases that are not accounted for on an accrual basis, (iii) a $2.9 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index and (iv) a $1.2 million increase from properties acquired after January 1, 2024.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the nine months ended September 30, 2025 and 2024.

Resident Fees and Services
During the nine months ended September 30, 2025, we recognized $248.4 million of resident fees and services compared to $207.7 million for the nine months ended September 30, 2024. The $40.7 million net increase is due to a $23.5 million increase related to 10 Senior Housing - Managed communities acquired after January 1, 2024, a $7.8 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, a $1.9 million increase related to one Senior Housing - Managed community that was closed due to a fire in 2022 and did not fully reopen until November 2024, and the remaining increase is primarily related to increased occupancy and an increase in rates.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the nine months ended September 30, 2025, we recognized $33.1 million of interest and other income compared to $27.7 million for the nine months ended September 30, 2024. The net increase of $5.3 million is due to a $2.5 million increase in lease termination income, a $1.9 million increase in late fee income and a $1.0 million increase from investments made after January 1, 2024, partially offset by a $0.1 million decrease from investments repaid after January 1, 2024.
Depreciation and Amortization
During the nine months ended September 30, 2025, we incurred $135.6 million of depreciation and amortization expense compared to $127.3 million for the nine months ended September 30, 2024. The net increase of $8.3 million is due to (i) an $8.2 million increase from properties acquired after January 1, 2024, (ii) a $2.7 million increase from additions to real estate and (iii) a $1.5 million increase due to accelerating amortization of lease intangibles related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024. These increases are partially offset by (i) a $2.9 million decrease from properties disposed of after January 1, 2024 and (ii) a $1.4 million decrease due to assets that have been fully depreciated.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the nine months ended September 30, 2025, we incurred $83.5 million of interest expense compared to $87.2 million for the nine months ended September 30, 2024. The $3.6 million net decrease is primarily related to a $3.5 million decrease in non-cash interest expense related to our interest rate hedges.
Triple-Net Portfolio Operating Expenses
During the nine months ended September 30, 2025, we recognized $10.9 million of triple-net portfolio operating expenses compared to $13.0 million for the nine months ended September 30, 2024. The $2.1 million net decrease is due to a $1.4 million decrease due to facilities that have since transitioned to new operators who are now paying the property taxes directly and a $0.6 million decrease from properties disposed of after January 1, 2024.
Senior Housing - Managed Portfolio Operating Expenses
During the nine months ended September 30, 2025, we recognized $179.8 million of Senior Housing - Managed portfolio operating expenses compared to $154.3 million for the nine months ended September 30, 2024. The $25.5 million net increase is primarily due to (i) a $14.4 million increase related to 10 Senior Housing - Managed communities acquired after January 1, 2024, (ii) a $5.8 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, (iii) a $2.4 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $1.3 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy, (v) a $1.0 million increase related to one Senior Housing - Managed community that was closed due to a fire in 2022 and did not fully reopen until November 2024 and (vi) a $0.9 million increase in utilities primarily due to increased rates and usage, partially offset by a $0.8 million decrease in repairs and maintenance expense.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the nine months ended September 30, 2025, general and administrative expenses were $37.8 million compared to $37.0 million for the nine months ended September 30, 2024. The $0.8 million net increase is primarily related to a $0.4 million net increase in compensation driven by changes in performance-based payout assumptions on incentive compensation and annual salary adjustments and a $0.7 million increase in legal and professional fees due to increased transaction activity. These increases are partially offset by a $0.5 million decrease in insurance expense due to lower rates.

Recovery of Loan Losses
During the nine months ended September 30, 2025 and 2024, we recognized a $0.6 million and a $0.4 million recovery of loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
During the nine months ended September 30, 2025, we recognized a $6.7 million impairment of real estate related to two closed facilities. During the nine months ended September 30, 2024, we recognized an $18.5 million impairment of real estate primarily related to six facilities that have sold.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2025, we recognized a $1.2 million loss on extinguishment of debt related to $2.9 million in payments made to noteholders for early redemption net of $1.7 million of write-offs associated with unamortized premium. No loss on extinguishment of debt was recognized during the nine months ended September 30, 2024.
Other Income
During the nine months ended September 30, 2025, we recognized $14.0 million of other income, including the reclassification of $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur and $1.7 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities in 2022, partially offset by $3.3 million of transition expenses related to the transition of Senior Housing - Managed communities to new operators and $1.2 million of lease termination expense related to the transition of four facilities from our triple-net portfolio to Senior Housing - Managed communities. During the nine months ended September 30, 2024, we recognized $0.8 million of other income primarily related to business interruption insurance income related to one Senior Housing - Managed community that was closed due to a fire in 2022.
Net Gain (Loss) on Sales of Real Estate
During the nine months ended September 30, 2025, we recognized a net gain of $5.5 million primarily related to the disposition of seven skilled nursing/transitional care facilities and one behavioral health facility. During the nine months ended September 30, 2024, we recognized an aggregate net loss of $4.0 million related to the disposition of eight skilled nursing/transitional care facilities.
Income (Loss) from Unconsolidated Joint Ventures
During the nine months ended September 30, 2025, we recognized $2.3 million of income from our unconsolidated joint ventures compared to $0.3 million of loss for the nine months ended September 30, 2024. The $2.6 million net improvement is primarily related to (i) a $1.6 million increase in revenues net of operating expenses primarily due to increased occupancy and rates, (ii) a $0.7 million decrease in depreciation expense due to assets that have been fully depreciated and (iii) a $0.3 million decrease in interest expense primarily due to decreased interest rates.
Income Tax Expense
During the nine months ended September 30, 2025 and 2024, we recognized $1.3 million and $0.6 million of income tax expense, respectively. The $0.7 million change is primarily due to higher taxable income.
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
The following table reconciles our calculations of FFO and AFFO for the three and nine months ended September 30, 2025 and 2024, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Sabra Health Care REIT, Inc.	$22,538	$29,788	$128,384	$80,017
Depreciation and amortization of real estate assets	48,511	42,720	135,591	127,315
Depreciation and amortization of real estate assets related to noncontrolling interests	(40)	—	(40)	—
Depreciation and amortization of real estate assets related to unconsolidated joint ventures	1,722	2,243	5,945	6,680
Net loss (gain) on sales of real estate	4,430	5,745	(5,544)	3,969
Impairment of real estate	2,571	—	6,674	18,472
FFO attributable to Sabra Health Care REIT, Inc.	79,732	80,496	271,010	236,453
Stock-based compensation expense	2,875	2,586	8,290	6,448
Non-cash rental and related revenues	7,151	(433)	820	(2,229)
Non-cash interest expense	2,153	2,611	5,608	8,750
Non-cash portion of loss on extinguishment of debt	(1,730)	—	(1,730)	—
Recovery of loan losses	(240)	(148)	(640)	(446)
Other adjustments related to unconsolidated joint ventures	218	113	237	401
Other adjustments	547	365	(15,535)	1,216
AFFO attributable to Sabra Health Care REIT, Inc.	$90,706	$85,590	$268,060	$250,593

FFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$0.33	$0.34	$1.12	$1.01
AFFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$0.37	$0.36	$1.10	$1.06

Weighted average number of common shares outstanding, diluted:
FFO	243,558,449	237,043,400	241,593,992	234,777,101
AFFO	244,468,871	237,940,868	242,666,745	235,890,966

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Rental and related revenues:
Rental and related revenue write-offs	$(9.2)	$(3.1)	$(9.2)	$(3.1)	$—	$(1.2)	$(7.8)	$(5.5)	$(7.8)	$(5.5)	$—	$(0.8)
Interest and other income:
Lease termination income	2.8	0.2	2.8	0.2	2.8	0.2	2.8	0.2	2.8	0.2	2.8	0.2
Recovery of loan losses	0.2	0.1	0.2	0.1	—	—	0.6	0.4	0.6	0.4	—	—
Other income (expense):
Non-cash gain on interest rate swaps	—	—	—	—	—	—	17.2	—	17.2	—	—	—
Lease termination expense	(1.2)	—	(1.2)	—	(1.2)	—	(1.2)	—	(1.2)	—	(1.2)	—
Transition costs	(0.2)	—	(0.2)	—	(0.2)	—	(3.4)	(0.3)	(3.4)	(0.3)	(3.4)	(0.3)
Insurance income	0.6	—	0.6	—	0.6	—	1.7	0.9	1.7	0.9	1.7	0.9
Liquidity and Capital Resources
As of September 30, 2025, we had approximately $1.1 billion in liquidity, consisting of unrestricted cash and cash equivalents of $200.6 million, available borrowings under our Revolving Credit Facility (as defined below) of $717.8 million and an aggregate $157.3 million related to shares outstanding under forward sale agreements under our Prior ATM Program and ATM Program (each as defined below). The Credit Agreement and Term Loan Credit Agreement (as defined below) each contain an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million) and to $1.0 billion (from $500.0 million), respectively, subject to terms and conditions.
We have filed a shelf registration statement with the SEC that expires in August 2028, which allows us to offer and sell shares of common stock, preferred stock, warrants, rights, units, and certain of our subsidiaries to offer and sell debt securities, through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering, subject to market conditions.
On February 23, 2023, we established an at-the-market equity offering program (the “Prior ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $500.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. On August 5, 2025, we terminated the Prior ATM Program pursuant to our termination rights.
During the nine months ended September 30, 2025, we utilized the forward feature of the Prior ATM Program to allow for the sale of up to 15.3 million shares of our common stock at an initial weighted average price of $17.69 per share, net of commissions. We did not utilize the forward feature of the Prior ATM Program during the three months ended September 30, 2025. During the three and nine months ended September 30, 2025, we issued 9.6 million and 11.3 million shares, respectively, in settlement of certain outstanding forward sale agreements, at a weighted average net price of $17.26 and $17.21 per share, after commissions and fees, respectively, resulting in net proceeds of $165.0 million and $194.9 million, respectively.
As of September 30, 2025, 5.5 million shares remained outstanding under the Prior ATM Program’s forward sale agreements, with an initial weighted average price of $17.96 per share, net of commissions.
No other shares were sold under the Prior ATM Program during the three and nine months ended September 30, 2025.
On August 5, 2025, we established a new at-the-market equity offering program (the “ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $750.0 million may be sold from time to time (i) by us through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.

During each of the three and nine months ended September 30, 2025, we utilized the forward feature of the ATM Program to allow for the sale of up to 3.2 million shares of our common stock at an initial weighted average price of $18.45 per share, net of commissions, and these shares remained outstanding as of September 30, 2025.
No other shares were sold under the ATM Program during the three and nine months ended September 30, 2025.
As of September 30, 2025, we had $690.9 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $261.2 million. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, and interest payments from borrowers under our loan and preferred equity investments. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity and decreases to operating cash flows primarily relate to disposition activity. Interest payment outflows are impacted by increases or decreases in borrowings and changes in interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $261.4 million and included $301.6 million used for the acquisition of seven facilities, additional units on the campus of one of our facilities and the operations of four Senior Housing - Managed communities previously leased under triple-net operating leases, $24.2 million used for additions to real estate, $5.7 million used to provide funding for loans receivable, $1.2 million used for the investment in an unconsolidated joint venture and $0.5 million of escrow deposits for potential investments, partially offset by $43.1 million of net proceeds from the sale of real estate, $15.4 million in repayments of loans receivable, $5.6 million of distributions in excess of earnings from unconsolidated joint ventures, $4.5 million of proceeds from net investment hedges, $2.0 million in repayments of preferred equity investments and $1.3 million in insurance proceeds.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $141.7 million and included $500.0 million of proceeds from the Term Loan Credit Agreement (as defined below), $188.4 million of net proceeds from shares sold through our Prior ATM Program, net of costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, $174.8 million of net borrowings from our Revolving Credit Facility and $2.0 million of contributions from noncontrolling interests, partially offset by $500.0 million of principal payments to redeem the 2026 Notes, $214.7 million of dividends paid to stockholders, $4.4 million of payments of deferred financing costs primarily related to the Term Loan Credit Agreement, $2.9 million of payments to noteholders for the early redemption of the 2026 Notes and $1.6 million of principal repayments on secured debt.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.

Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of September 30, 2025 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.88% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	$100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,250,000
(1)    Principal balance does not include discount, net of $7.1 million and deferred financing costs, net of $7.8 million as of September 30, 2025.
On July 31, 2025, we redeemed all $500.0 million aggregate principal amount outstanding of our 5.125% senior unsecured notes due 2026 (the “2026 Notes”) at a premium of 100.575%, plus accrued and unpaid interest. As a result of the redemption, we recognized $1.2 million of redemption related costs and write-offs, consisting of $2.9 million in payments made to noteholders for early redemption net of $1.7 million of write-offs associated with unamortized premium.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of September 30, 2025, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of September 30, 2025, we were in compliance with all applicable covenants under the Credit Agreement.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Term Loan Credit Agreement.
Secured Indebtedness. As of September 30, 2025, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$44,548	2.86%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.8 million as of September 30, 2025.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of September 30, 2025, applicable interest rates in effect as of September 30, 2025, and including the impact of interest rate swaps are $38.9 million for the remainder of 2025, $110.0 million in 2026, $89.5 million in 2027, $40.9 million in 2028, $63.8 million in 2029 and $74.2 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the nine months ended September 30, 2025 and 2024, our aggregate capital expenditures were $24.2 million and $39.2 million, respectively. As of September 30, 2025, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $18 million, of which $16 million will directly result in incremental rental income, and approximately $8 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of September 30, 2025, we have committed to provide up to $0.4 million of future funding related to two loan receivable investments.
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
We paid dividends of $214.7 million on our common stock during the nine months ended September 30, 2025. On November 5, 2025, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on November 28, 2025 to common stockholders of record as of November 17, 2025.
Subsidiary Issuer and Guarantor Financial Information. The 2029 Notes and 2031 Notes are issued by the Operating Partnership and guaranteed, fully and unconditionally, by us.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of September 30, 2025 and December 31, 2024 and aggregate summarized statement of loss information for the nine months ended September 30, 2025 is as follows (in thousands):

	September 30, 2025	December 31, 2024
Total assets	$209,217	$92,968
Total liabilities	2,468,084	2,295,145

	Nine Months Ended September 30, 2025
Total revenues	$3,684
Total expenses	113,558
Net loss	96,078
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 363 real estate properties held for investment as of September 30, 2025 is diversified by location across the U.S. and Canada.

For the three and nine months ended September 30, 2025, no tenant relationship represented 10% or more of our total revenues.
Medicare Reimbursement Rates
For the nine months ended September 30, 2025, 37.1% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws, most recently the Patient Protection and Affordable Care Act of 2010. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 31, 2025, CMS issued a final rule regarding fiscal year 2026 Medicare rates for skilled nursing facilities providing an estimated net increase of 3.2% compared to fiscal year 2025 (comprised of (i) a market basket increase of 3.3% plus (ii) a market basket forecast error adjustment of 0.6% and less (iii) a productivity adjustment of 0.7%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates became effective on October 1, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Equity Distribution Agreement, dated August 5, 2025, among the Company, the Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 5, 2025).

22.1
List of Subsidiary Issuers and Guarantors of Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 22.1 of the Quarterly Report on Form 10-Q filed by Sabra Health Care REIT, Inc. on August 4, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Ex.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: November 5, 2025	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: November 5, 2025	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Secretary and Executive Vice President
(Principal Financial Officer)