Form 10-K
period 2025-12-31
Sabra Health Care REIT, Inc.
filed 2026-02-12
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4.4 billion
As of February 4, 2026, there were 252,145,717 shares of the registrant’s $0.01 par value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025, are incorporated by reference in Part III herein.

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
Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:
•increases in market interest rates and inflation;
•pandemics or epidemics, and the related impact on our tenants, borrowers and Senior Housing - Managed communities;
•operational risks with respect to our Senior Housing - Managed communities;
•increased labor costs and labor shortages;
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
Our Industry
We operate as a REIT that holds investments in income-producing healthcare facilities located in the U.S. and Canada. We invest primarily in the U.S. nursing home industry, including skilled nursing and transitional care facilities, the U.S. and Canadian senior housing industry, which includes independent living, assisted living, memory care and continuing care retirement communities, select behavioral health and addiction treatment centers, and acute care and other hospitals. The primary growth drivers of the nursing home and senior housing industries – an aging population and longer life expectancies – present attractive investment opportunities for us. According to the 2023 National Population Projections published by the U.S. Census Bureau, the number of Americans age 75 and older is projected to grow at a compounded annual growth rate of 10.1% between 2022 and 2035. Further, according to the Congressional Budget Office, life expectancy is expected to increase to 82.3 years in 2055 from 78.9 years in 2025. We expect the nursing home and senior housing industries to benefit from this projected demand growth combined with a favorable supply backdrop as skilled nursing and transitional care capacity has been declining and new senior housing construction has slowed down over the past five years. In addition, the highly-fragmented nature of the skilled nursing and senior housing industries presents additional investment opportunities.
Demand for senior housing is expected to increase as a result of an aging population and an increase in acuity across the post-acute landscape. Cost containment measures adopted by the federal government have encouraged patient treatment in more cost-effective settings, such as skilled nursing facilities. As a result, high acuity patients that previously would have been treated in acute care hospitals, long-term acute care hospitals and inpatient rehabilitation facilities are increasingly being treated in skilled nursing facilities. According to the National Health Expenditure Projections for 2024-2033 published by the Centers for

Medicare & Medicaid Services (“CMS”), nursing home expenditures are projected to grow from approximately $229 billion in 2024 to approximately $386 billion in 2033, representing a compounded annual growth rate of 6.0%. This focus on high acuity patients in skilled nursing facilities has resulted in the typical senior housing resident requiring more assistance with activities for daily living, such as assistance with bathing, grooming, dressing, eating, and medication management; however, many older senior housing communities were not built to accommodate a resident who has more needs as well as increased mobility and cognitive issues than in the past. We believe that these trends will create an emphasis on operators who can effectively adapt their operating model to accommodate the changing nursing home patient and senior housing resident and will result in increased demand for purpose-built properties that are complementary to this new system of healthcare delivery.
The hospital industry is broadly defined to include addiction treatment centers and acute care, long-term acute care, rehabilitation and behavioral hospitals. Hospital services comprise one of the largest categories of healthcare expenditures. According to the CMS National Health Expenditure Projections for 2024-2033, hospital care expenditures are projected to grow from approximately $1.7 trillion in 2024 to approximately $2.7 trillion in 2033, representing a compounded annual growth rate of 5.5%. According to the 2024 National Survey on Drug Use and Health, addiction and mental illness are ongoing public health crises in the U.S. with approximately 53 million people classified as needing substance abuse treatment but more than 80% not receiving such treatment and approximately 15 million people identified with serious mental illness but almost 30% not receiving treatment, including inpatient or outpatient mental health services, prescription medication for a mental health issue or virtual (i.e., telehealth) services. Hospitals offer a wide range of services, both inpatient and outpatient, in a variety of settings. We believe that demand will increase for innovative means of delivering those services and present additional investment opportunities.
While the factors described above indicate projected growth for our industry, increases in operating expenses, inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital.
We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors. Some of our competitors have different investment objectives - particularly those who are not solely real estate buyers - and/or are significantly larger and have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.
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
Portfolio of Healthcare Investments
We have a geographically diverse portfolio of healthcare investments across the U.S. and Canada that offer a range of services including skilled nursing/transitional care, assisted and independent living, memory care and select behavioral health and addiction treatment centers and hospitals. As of December 31, 2025, our investment portfolio consisted of 360 real estate properties held for investment, 13 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. Of our 360 properties held for investment as of December 31, 2025, we owned fee title to 356 properties and title under ground leases for four properties.
Our portfolio consisted of the following types of healthcare facilities as of December 31, 2025:
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

Geographic and Property Type Diversification
The following tables display the geographic concentration of our real estate held for investment as of December 31, 2025 by property type, beds/units (pro rata) and investment, and exclude our unconsolidated joint ventures which consist of 16 facilities and 1,256 units (pro rata) (dollars in thousands):

Geographic Concentration — Property Type

Location	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	33	3	7	—	13	56	15.6%
California	23	—	2	3	1	29	8.0
Kentucky	24	1	1	1	1	28	7.8
Indiana	14	2	5	2	—	23	6.4
Oregon	15	1	3	—	—	19	5.3
North Carolina	13	—	2	—	—	15	4.2
Missouri	10	—	2	1	—	13	3.6
Washington	10	—	2	—	—	12	3.3
Michigan	1	5	5	—	—	11	3.0
Virginia	6	—	4	—	—	10	2.8
Other (30 states & Canada)	61	20	54	9	—	144	40.0

Total	210	32	87	16	15	360	100.0%

% of Total	58.3%	8.9%	24.2%	4.4%	4.2%	100.0%

Distribution of Beds/Units

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	56	4,211	350	856	—	325	5,742	15.8%
Kentucky	28	2,572	130	142	60	40	2,944	8.1
Indiana	23	1,429	277	701	138	—	2,545	7.0
California	29	1,924	—	160	313	27	2,424	6.7
Oregon	19	1,520	215	162	—	—	1,897	5.2
North Carolina	15	1,454	—	237	—	—	1,691	4.6
New York	10	1,576	—	107	—	—	1,683	4.6
Washington	12	1,123	—	165	—	—	1,288	3.5
Missouri	13	763	—	311	82	—	1,156	3.2
Virginia	10	894	—	246	—	—	1,140	3.1
Other (30 states & Canada)	145	6,071	1,696	5,590	545	—	13,902	38.2

Total	360	23,537	2,668	8,677	1,138	392	36,412	100.0%

% of Total		64.7%	7.3%	23.8%	3.1%	1.1%	100.0%

Geographic Concentration — Investment (1)

		Property Type
Location	Total Number of Properties	Skilled Nursing / Transitional Care	Senior Housing - Leased	Senior Housing - Managed Consolidated	Behavioral Health	Specialty Hospitals and Other	Total	% of Total
Texas	56	$340,386	$27,335	$206,601	$—	$187,387	$761,709	12.9%
California	29	411,843	—	59,213	217,699	7,798	696,553	11.8
Indiana	23	196,862	58,995	180,066	12,156	—	448,079	7.6
Oregon	19	261,316	33,002	53,380	—	—	347,698	5.9
Kentucky	28	246,546	35,473	23,878	9,373	30,313	345,583	5.8
New York	10	298,545	—	22,145	—	—	320,690	5.4
Ohio	6	13,447	—	195,757	—	—	209,204	3.5
North Carolina	15	125,549	—	75,311	—	—	200,860	3.4
Florida	9	—	27,274	148,571	5,744	—	181,589	3.1
Michigan	11	27,591	33,661	119,529	—	—	180,781	3.1
Other (30 states and Canada) (2)	154	880,476	160,850	945,816	228,841	—	2,215,983	37.5

Total	360	$2,802,561	$376,590	$2,030,267	$473,813	$225,498	$5,908,729	100.0%

% of Total		47.4%	6.4%	34.4%	8.0%	3.8%	100.0%
(1)    Represents the undepreciated book value of our real estate held for investment as of December 31, 2025.
(2)    Investment balance in Canada is based on the exchange rate as of December 31, 2025 of 0.7295 per 1 CAD.

Loans Receivable and Other Investments
As of December 31, 2025 and 2024, our loans receivable and other investments consisted of the following (dollars in thousands):

						December 31, 2025
Investment	Quantity as of December 31, 2025	Property Type	Principal Balance as of December 31, 2025 (1)	Book Value as of December 31, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$335,600	7.7%	7.7%	11/01/26 - 06/01/29
Other	10	Multiple	41,649	38,194	51,962	7.4%	6.9%	02/28/26 - 08/31/33
	13		377,249	373,794	387,562	7.7%	7.6%
Allowance for loan losses			—	(5,047)	(6,094)
			$377,249	$368,747	$381,468
Other Investments:
Preferred Equity	4	Skilled Nursing / Senior Housing	65,171	65,353	61,116	11.0%	11.0%	N/A
Total	17		$442,420	$434,100	$442,584	8.2%	8.1%
(1)    Principal balance includes amounts funded and accrued unpaid interest / preferred return and excludes capitalizable fees.
Significant Credit Concentrations
For the year ended December 31, 2025, no tenant relationship represented 10% or more of our total revenues.
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
Competitive Strengths
We believe the following competitive strengths contribute significantly to our success:
Diverse Property Portfolio
Our portfolio of 360 properties held for investment as of December 31, 2025 is broadly diversified by location across the U.S. and Canada. Our properties in any one state or province did not account for more than 16% of our total beds/units as of December 31, 2025. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. We have also been able to diversify, through acquisitions and dispositions, the extent to which our revenues are dependent on our tenants’, borrowers’ and equity investees’ revenues from federal, state and local government reimbursement programs.
Long-Term, Triple-Net Lease Structure
As of December 31, 2025, our real estate properties held for investment included 273 facilities leased under triple-net operating leases with expirations ranging from less than one year to 18 years, pursuant to which the tenants are responsible for all facility maintenance, code compliance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2025, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. We, through our subsidiaries, retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. We may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. In addition, certain of our tenants have deposited amounts with us for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Senior Housing - Managed Structure

As of December 31, 2025, our real estate properties held for investment included 87 Senior Housing - Managed communities operated by third-party property managers pursuant to property management agreements. The Senior Housing - Managed structure gives us direct exposure to the risks and benefits of the operations of the communities. We generally utilize the Senior Housing - Managed structure when properties present growth opportunities that may be achievable through capital investment and/or property managers providing scale, operating efficiencies and/or ancillary services. The third-party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations.
Strong Relationships with Operators
The members of our management team have developed an extensive network of relationships with qualified local, regional and national operators of skilled nursing/transitional care facilities and senior housing communities across the U.S. and Canada. This extensive network has been built by our management team through operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the skilled nursing and senior housing industries. We believe these strong relationships with operators help us to source investment opportunities.
Our relationships with operators include arrangements that we enter into from time to time with certain operators that provide for the acquisition of, and interim capital commitments for, various healthcare facilities. These arrangements, together with repeat transactions with other operators, help support our future growth potential by providing additional investment opportunities with lower acquisition costs than would be required for investments with new operators.
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
The key components of our business strategies include:
Diversify Asset Portfolio
We expect to grow our investment portfolio while diversifying our portfolio by tenant, facility type and geography within the healthcare sector, primarily through the acquisition of assisted living, independent living and memory care communities in the U.S. and Canada and through the acquisition of skilled nursing/transitional care facilities in the U.S. We have and expect to continue to opportunistically acquire other types of healthcare real estate, originate financing secured directly or indirectly by healthcare facilities and invest in the development of senior housing communities and skilled nursing/transitional care facilities. We also expect to expand our portfolio through the development of purpose-built healthcare facilities through arrangements with select developers. We further expect to work with existing operators to identify strategic development opportunities. These opportunities may involve replacing, renovating or expanding facilities in our portfolio that may have become less competitive and new development opportunities that present attractive risk-adjusted returns. We expect to continue to pursue acquisitions with triple-net leases, investments in Senior Housing - Managed communities, mezzanine and secured debt investments, and joint ventures for senior housing communities and skilled nursing/transitional care facilities. We also expect to continue to enhance the strength of and diversify our investment portfolio by tenant and facility type by selectively disposing of or repositioning underperforming facilities or working with new or existing operators to transfer underperforming but promising properties to new or other existing operators.
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

Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and flexibility to support the growth of our business. As of December 31, 2025, we had approximately $1.2 billion in liquidity, consisting of unrestricted cash and cash equivalents of $71.5 million, available borrowings under our Revolving Credit Facility of $782.4 million and an aggregate $322.7 million related to shares outstanding under forward sale agreements under our Prior ATM Program and ATM Program (each as defined below). The Credit Agreement and Term Loan Credit Agreement (each as defined below) each contain an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million) and to $1.0 billion (from $500.0 million), respectively, subject to terms and conditions.
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
Develop New Investment Relationships
We seek to cultivate our relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on any single tenant or operator. As of December 31, 2025, we had 61 relationships. We expect to continue to develop new investment relationships as part of our overall strategy to acquire new properties and further diversify our overall portfolio of healthcare properties.
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
 Human Capital Matters
Experienced Management Team
Our management team has extensive healthcare and real estate experience. Richard K. Matros, Chief Executive Officer, President and Chair of Sabra, has more than 40 years of experience in the acquisition, development and disposition of healthcare assets, including nine years at Sun Healthcare Group, Inc. Michael Costa, Chief Financial Officer, Treasurer and Executive Vice President of Sabra, is a finance professional with more than 20 years of experience in commercial real estate finance and accounting. Darrin Smith, Chief Investment Officer, Secretary and Executive Vice President of Sabra, is a real estate finance executive with more than 30 years of experience in real estate acquisitions and portfolio management, including nine years at an S&P 500 healthcare REIT. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
Teammates and Equal Opportunity
As of December 31, 2025, we employed 58 full-time employees (our teammates), including our executive officers, none of whom is subject to a collective bargaining agreement. As of December 31, 2025, women comprised 55% of our workforce and 57% of our management level/leadership roles. As of December 31, 2025, 34% of our teammates self-identified as being members of one or more ethnic minorities. We believe our ethnic diversity is higher than this reported percentage as another 16% of our teammates chose not to self-identify. We believe that an inclusive and diverse workforce is essential to sustainability and our success. Through our established culture of trust, teammates feel safe to share information critical for maintaining an engaged, collaborative and positive work environment.
We recognize that attracting and retaining talent at all levels is vital to our continued success and do so by reinforcing work-life balance, resulting in increased engagement and retention. Our teammates receive competitive salaries and attractive benefits. We empower teammates by providing a positive and supportive work environment. We promote a sustainable work-life balance and invest in our teammates’ well-being through high-quality benefits and a hybrid work model supported by a strong information technology (“IT”) infrastructure.
We cultivate a collaborative culture and workplace that inspire and drive employee engagement. We ensure that teammates feel valued and are committed to achieving goals by focusing on the team’s growth and development as well as output and deliverables. This approach establishes a clear direction with purpose-driven motivation while building autonomy and trust. We provide the necessary support and tools for success and encourage team activities that positively impact retention, promote engagement, and create a sense of belonging and emotional well-being. Company-wide surveys measure engagement and satisfaction with over 90% of participants reporting that they are proud to work for Sabra.
Our performance management strategy reviews evolving roles to address current and future business needs. This includes upward feedback on managers to ensure comprehensive development. We invest in leadership coaching and training, aligning development efforts with business goals. We also connect our teammates with our accomplished board of directors through quarterly board of directors dinner events.
We support volunteerism and organize opportunities for our teammates as a group to volunteer within the community. Various company events, including life event celebrations, dinners and other social outings, are held regularly throughout the year, as well as an annual all-teammates retreat. We believe that all of these activities increase job satisfaction and support collaboration and team bonding.
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
In addition to the above, those of our tenants who provide services that are paid for by Medicare and Medicaid are subject to federal and state budgetary cuts and constraints that limit the reimbursement levels available from these government programs. Changes to reimbursement or methods of payment from Medicare and Medicaid could result in a substantial reduction in our tenants’ revenues. On April 22, 2024, CMS issued a final rule that (i) established minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”) and (ii) required facilities to meet new facility assessment requirements (the “Assessment Requirements”). The Minimum Staffing Standards were repealed by CMS, effective February 2, 2026, through an interim final rule issued on December 2, 2025. The compliance deadline for the Assessment Requirements was August 8, 2024 and they remain in effect. Future Presidential and Congressional elections in the U.S. could result in further changes. Amendments to, repeal of or legal challenges to existing legislation and regulatory changes could impose further limitations on government payments to our tenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Skilled Nursing Facility Reimbursement Rates” in Part II, Item 7 for additional information.
As of December 31, 2025, our subsidiaries owned eight healthcare facilities (five senior housing communities and three skilled nursing/transitional care facilities) with mortgage loans that are guaranteed by HUD. Those facilities are subject to the rules and regulations of HUD, including periodic inspections by HUD, although the tenants of those facilities have the primary responsibility for maintaining the facilities in compliance with HUD’s rules and regulations. The regulatory agreements entered into by each owner and each operator of the property restrict, among other things, any sale or other transfer of the property, modification of the lease between the owner and the operator, use of surplus cash from the property except upon certain conditions and renovations of the property, all without prior HUD approval.
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
An increase in interest rates could increase our interest costs for borrowings on our Revolving Credit Facility and any new debt we may incur. This increased cost could make the financing of any new investments more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could negatively impact the access to and cost of financing available to third parties interested in purchasing assets we may make available for sale, thereby decreasing the amount they are willing to pay for those assets, and consequently limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
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
Pandemics or epidemics have had and may in the future have a material adverse effect on our business, results of operations, cash flows and financial condition.
We have in the past been negatively impacted by the COVID-19 pandemic and a future pandemic or epidemic could materially negatively impact us and our operations. For example, as a result of decreased occupancy and increased operating costs for our tenants and borrowers due to the COVID-19 pandemic, our tenants’ and borrowers’ ability to meet their obligations as they came due, including their obligation to make full and timely rental payments and debt service payments, respectively, to us was adversely impacted and may in the future be adversely impacted by pandemics or epidemics. Additionally, we have in the past and may in the future be required to restructure long-term rent obligations due to pandemics or epidemics, which may not be on terms that are as favorable to us as those currently in place. Reduced or modified rental and debt service amounts could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge. Further, the operating results of our Senior Housing - Managed portfolio and our unconsolidated joint ventures may be negatively impacted by future pandemics or epidemics. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of our investments are not recoverable, which could result in an impairment charge.
In addition, if there are significant disruptions to our business due to a future pandemic or epidemic, our credit ratings may be adversely impacted and we may breach covenants in our debt agreements and be unable to service our debt. Further, significant disruption could cause us to reduce or suspend our dividend.
The duration and extent of the effects of a future pandemic or epidemic, such as we experienced with the COVID-19 pandemic, on our operational and financial performance are uncertain and difficult to predict and, in the event of a future pandemic or epidemic we may experience adverse impacts to our business, financial condition, results of operations and prospects.
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
Our third-party operators are ultimately in control of the day-to-day business of the properties that they operate. We depend on these third parties to operate our properties in a manner that complies with applicable law and regulation, minimizes legal risk and maximizes the value of our investment. The failure by these third parties to operate our properties efficiently and effectively and adequately manage the related risks could adversely affect our business, financial condition and results of operations.
Increased labor costs and labor shortages may adversely affect our business, results of operations, cash flows and financial condition.
The market for qualified personnel is highly competitive and our tenants, borrowers and Senior Housing - Managed communities have experienced and may continue to experience difficulties in attracting and retaining such personnel. An inability to attract and retain trained personnel has negatively impacted, and may continue to negatively impact, our occupancy rates, operating income and the ability of our tenants and borrowers to meet their obligations to us. A shortage of caregivers or other trained personnel, minimum staffing requirements or general inflationary pressures on wages has and may continue to force tenants, borrowers and Senior Housing - Managed communities to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, and they may be unable to offset these added costs by increasing the rates charged to residents and patients. Any further increase in labor costs or any failure by our tenants, borrowers and Senior Housing - Managed communities to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our results of operations.
Real estate is a competitive business and this competition may make it difficult for us to identify and purchase suitable healthcare properties, to finance acquisitions on favorable terms, or to retain or attract tenants.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger than us and have greater resources and lower costs of capital than we do. This competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Similarly, our properties face competition for patients and residents from other properties in the same market, which may affect our ability to attract and retain tenants or may reduce the rents we are able to charge. Additionally, changes in consumer preferences, such as favoring home health services over residing in a senior housing community, could increase competition for patients and residents. If we cannot identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants, our business, financial position or results of operations could be materially adversely affected.
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
While our lease agreements and property management agreements require that comprehensive insurance and hazard insurance be maintained by our tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, as well as losses caused by pandemics that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace properties after they have been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to a damaged property.
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
Our tenants and borrowers depend on reimbursement from governmental and other third-party payor programs, and reimbursement rates from such payors may be reduced or delayed.
Many of our tenants and borrowers depend on third-party payors, including Medicare, Medicaid or private third-party payors, for the majority of their revenue. The reduction in reimbursement rates from third-party payors, including insurance companies and the Medicare and Medicaid programs, or other measures reducing reimbursements for services provided by our tenants and borrowers, may result in a reduction in our tenants’ and borrowers’ revenues and operating margins. In addition, reimbursement from private third-party payors may be reduced as a result of retroactive adjustment during claims settlement processes or as a result of post-payment audits. Furthermore, new laws and regulations could impose additional limitations on government and private payments to healthcare providers. For example, our tenants and borrowers may be affected by health reform initiatives that modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste (e.g., the implementation of a voluntary bundled payment program and the creation of accountable care organizations). We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants and borrowers. Although moderate reimbursement rate reductions may not affect our tenants’ or borrowers’ ability to meet their financial obligations to us, significant limits on reimbursement rates or on the services reimbursed or delays in reimbursement could have a material adverse effect on their business, financial position or results of operations, which could materially adversely affect their ability to meet their financial obligations to us.
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
Changes in federal, state, or local laws limiting REIT investments in the health care sector may adversely impact our ability to participate in the ownership of and investment in health care real estate.
Legislation potentially impacting REIT ownership and investment in the health care sector has recently been introduced or is under discussion at the federal and state level. These legislative proposals range from additional oversight to prohibitions on investors acquiring or increasing ownership, or operational or financial control, in a nursing home. Such legislation or similar laws or regulations, if enacted, may limit our opportunities to participate in the ownership of, or investment in, health care real estate. Changes in federal, state, or local laws or regulations limiting REIT investment in the health care sector, reducing health care related benefits for REITs, or requiring additional approvals for health care entities to do business with REITs, could have a material adverse effect on our financial condition and operations.
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
As of December 31, 2025, we had outstanding indebtedness of $2.6 billion, which consisted of $1.3 billion of Senior Notes (as defined below), an aggregate $1.0 billion outstanding under the Term Loans (as defined below) and Term Loan Credit Agreement, $217.6 million outstanding under our Revolving Credit Facility and aggregate secured indebtedness to third parties of $44.0 million on certain of our properties, and we had $782.4 million available for borrowing under our Revolving Credit Facility. Our high level of indebtedness may have the following important consequences to us:
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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Revolving Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Term Loans and Term Loan Credit Agreement and any amounts outstanding under our Revolving Credit Facility, on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Credit Agreement and the Senior Notes Indentures restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Covenants in our debt agreements restrict our and our subsidiaries’ activities and could adversely affect our business.
Our debt agreements, including the agreement governing our 2027 Notes (as defined below), the Credit Agreement and the Term Loan Credit Agreement, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including:
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
The agreement governing our 2027 Notes also restricts us from making certain investments. The indentures governing our 2029 Notes and our 2031 Notes (each as defined below) contain certain of the above restrictions as well. These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Agreement requires us to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. The indentures governing our 2029 Notes and our 2031 Notes require us to comply with an unencumbered asset ratio, and the agreement governing our 2027 Notes requires us to comply with specified financial covenants, which include a maximum leverage ratio, a maximum secured debt leverage ratio, a maximum unsecured debt leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, a minimum unsecured interest coverage ratio and a minimum unencumbered debt yield ratio. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
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
Concerns over economic recession, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages or inflation have and may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability.

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
The maximum income tax rate applicable to “qualified dividends” payable by non-REIT corporations to domestic stockholders taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates, unless they are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. Certain non-corporate domestic stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For such domestic stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although not adversely affecting the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.
Our ownership of and relationship with any taxable REIT subsidiaries that we have formed or will form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns securities possessing more than 35% of the total voting power or total value of the outstanding securities of such corporation will automatically be treated as a TRS. Overall, no more than 20% (25%, commencing in 2026) of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
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
We engage third parties to perform annual internal and external penetration testing. Additionally, our outsourced IT team conducts periodic internal vulnerability assessments. These tests and assessments of our information security control environment and operating effectiveness are performed with the intent of identifying areas for continued focus, improvement and/or compliance. The results are reported to our board of directors, and our cybersecurity policies, standards, processes and practices are adjusted as necessary based on the information provided by these audits, testing and assessments.
To date, cybersecurity incidents have not materially affected and are not reasonably likely to materially affect our Company. However, because cybersecurity incidents are sometimes difficult to detect and can remain disguised for an extended period of time or until a triggering event has occurred, we can give no assurance that we have detected all cybersecurity incidents. We describe how risks from such incidents may affect us, including our business, financial condition and results of operations in “Regulatory Risks” in Part I, Item 1A, “Risk Factors.”
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
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer and Chief Financial Officer in conjunction with our dedicated, outsourced IT team led by our virtual Chief Information Officer who brings over 10 years of experience serving in various roles under information technology and holds a degree in computer science. These members of management are responsible for the operation of our incident response plan and, through ongoing communication with our IT team, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Prompt and timely information regarding any cybersecurity incident that meets established reporting category designation criteria is reported to the applicable parties as identified in our incident response plan. As discussed above, these members of management provide a report on cybersecurity risks at least annually, provide quarterly reports to the Audit Committee regarding incidents that have occurred since the prior report and report incidents immediately, when appropriate, to the board of directors.

ITEM 2. PROPERTIES
As of December 31, 2025, our investment portfolio consisted of 360 real estate properties held for investment (consisting of (i) 210 skilled nursing/transitional care facilities, (ii) 32 Senior Housing - Leased communities, (iii) 87 Senior Housing - Managed communities, (iv) 16 behavioral health facilities and (v) 15 specialty hospitals and other facilities), 13 investments in loans receivable (consisting of three mortgage loans and 10 other loans), four preferred equity investments and two investments in unconsolidated joint ventures. As of December 31, 2025, our real estate properties held for investment included 36,412 beds/units, spread across the U.S. and Canada. As of December 31, 2025, the substantial majority of our real estate properties (excluding 87 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 18 years.
The following table displays the expiration of annualized contractual rental revenues under our lease agreements as of December 31, 2025, adjusted to reflect actual payments received related to the twelve months ended December 31, 2025 for leases no longer accounted for on an accrual basis, by year and property type (dollars in thousands) and, in each case, without giving effect to any renewal options:

	Skilled Nursing / Transitional Care	Senior Housing - Leased	Behavioral Health	Specialty Hospitals and Other	Total Annualized Revenues	% of Total
2026 (1)	$2,926	$—	$4,348	$—	$7,274	2.1%
2027	22,020	4,562	—	—	26,582	7.5%
2028	23,490	1,160	—	3,703	28,353	8.0%
2029	47,631	5,486	—	6,354	59,471	16.9%
2030	—	—	—	4,818	4,818	1.4%
2031	84,675	4,902	—	—	89,577	25.4%
2032	7,887	1,777	33,723	3,938	47,325	13.4%
2033	—	3,944	5,077	—	9,021	2.6%
2034	4,689	3,265	—	—	7,954	2.3%
2035	7,974	970	—	786	9,730	2.7%
Thereafter	52,750	7,993	1,590	—	62,333	17.7%

Total Annualized Revenues	$254,042	$34,059	$44,738	$19,599	$352,438	100.0%
(1)    Includes leases on a month-to-month term.
We believe that all of our properties are adequately covered by insurance and are suitable for their intended uses as described in “Business—Portfolio of Healthcare Investments” in Part I, Item 1.
Occupancy Trends
The following table sets forth the occupancy percentages for our properties for the periods indicated:

	Occupancy Percentage (1)
	2025	2024	2023
Skilled Nursing/Transitional Care	83.4%	80.9%	76.4%
Senior Housing - Leased	89.0%	89.6%	90.0%
Behavioral Health, Specialty Hospitals and Other	76.5%	77.9%	80.7%
Senior Housing - Managed	85.9%	84.7%	82.3%
(1)    Occupancy percentage represents the facilities’ average operating occupancy for the period indicated and is calculated by dividing the actual census from the period presented by the available beds/units for the same period. Occupancy percentage includes only facilities owned by Sabra as of the end of the respective period, and except for Senior Housing - Managed, only for the duration that such facilities were classified as stabilized facilities and excludes facilities for which data is not available or meaningful. Occupancy is only included in periods subsequent to our acquisition and is presented for the trailing twelve month period and one quarter in arrears, except for Senior Housing - Managed, which is presented for the period indicated on a trailing three month basis. All facility financial performance information was provided by, or derived solely from information provided by, our tenants and operators without independent verification by us.

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
Secured Indebtedness
As of each of December 31, 2025 and 2024, eight of our properties held for investment were subject to secured indebtedness to third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Indebtedness” in Part II, Item 7 for further discussion regarding our secured indebtedness. As of December 31, 2025 and 2024, our secured debt consisted of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		Weighted Average Effective Interest Rate at December 31, (2)
Interest Rate Type	2025	2024	2025	2024	Maturity Date
Fixed Rate	$44,021	$46,110	3.36%	3.35%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.7 million and $0.8 million as of December 31, 2025 and 2024, respectively.
(2)    Weighted average effective interest rate includes private mortgage insurance.
Corporate Office
We are headquartered and have our corporate office in Tustin, California. We lease our corporate office from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 16, “Commitments and Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements included in this 10-K, which is incorporated by reference in response to this item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “SBRA.”
At February 4, 2026, we had approximately 3,561 stockholders of record.
We did not repurchase any shares of our common stock during the quarter ended December 31, 2025 or issue any shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended.
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Senior Notes Indentures, the Credit Agreement and the Term Loan Credit Agreement permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the Senior Notes Indentures, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, which may be non-qualified, long-term capital gain, or qualified, non-dividend distributions (return of capital) or a combination thereof. Following is the characterization of our annual cash dividends on common stock per share:

	Year Ended December 31,
Common Stock	2025	2024	2023
Non-qualified ordinary dividends	$0.9755	$1.0600	$0.6837
Non-dividend distributions	0.2245	0.1400	0.5163
	$1.2000	$1.2000	$1.2000

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return of our common stock for the five-year period ending December 31, 2025.
The graph below assumes that $100 was invested at the close of market on December 31, 2020 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nareit Health Care Property Sector Total Return Index and assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

$200.00
$150.00
$100.00
$50.00
$-
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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
Market Trends and Uncertainties
Our operations have been and are expected to continue to be impacted by economic and market conditions. Increases in operating expenses, inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital.
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
Acquisitions
During the year ended December 31, 2025, we acquired 11 Senior Housing - Managed communities, three of which were acquired through a consolidated joint venture in which we have a 95% equity interest, and acquired 24 units on the campus of one of our Senior Housing - Leased communities for aggregate consideration of $434.5 million, including acquisition costs. Additionally, during the year ended December 31, 2025, we purchased the operations of four Senior Housing - Managed communities previously leased to the tenant under triple-net operating leases for $19.7 million. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding these investments.

Dispositions
During the year ended December 31, 2025, we completed the sale of 14 skilled nursing/transitional care facilities and one behavioral health facility for aggregate consideration, net of closing costs, of $88.5 million. The net carrying value of the assets and liabilities of these facilities was $92.0 million, which resulted in an aggregate $3.5 million net loss on sale. We continue to evaluate additional assets for sale as part of our initiative to recycle capital and further improve our portfolio quality.
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
At-The-Market Common Stock Offering Program
On August 5, 2025, we established the ATM Program pursuant to which shares of our common stock having an aggregate gross sales price of up to $750.0 million may be sold from time to time. See “—Liquidity and Capital Resources.”
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
Revenue from resident fees and services is recorded monthly as services are provided and includes resident room and care charges, ancillary services charges and other resident charges. These charges are combined and accounted for as a single lease component.
Investment in Unconsolidated Joint Ventures
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, our share of the investee’s earnings or losses is included in our consolidated statements of income. The initial carrying value of the investment is based on the amount paid to purchase the joint venture interest. Differences between our cost basis and the basis reflected at the joint venture level are generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of earnings of the joint venture. In addition, distributions received from unconsolidated entities are classified based on the nature of the activity or activities that generated the distribution.
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
On a quarterly basis, we evaluate the collectability of our interest income receivable and establish a reserve for amounts not expected to be collected. Our evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of income and is decreased by charge-offs to specific receivables.
Credit Losses
On a quarterly basis, we evaluate the collectability of our loan portfolio, including the portion of unfunded loan commitments expected to be funded, and establish an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on our consolidated statements of income and is decreased by charge-offs to specific loans.
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
Results of Operations
As of December 31, 2025, our investment portfolio consisted of 360 real estate properties held for investment, 13 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. As of December 31, 2024, our investment portfolio consisted of 364 real estate properties held for investment, 14 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.
A discussion of our results of operations for the year ended December 31, 2023 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of results of operations for the years ended December 31, 2024 and 2023” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2025	2024
Revenues:
Rental and related revenues	$374,131	$381,495	$(7,364)	(2)%	$(7,592)	$228
Resident fees and services	356,883	284,581	72,302	25%	42,841	29,461
Interest and other income	43,618	37,159	6,459	17%	435	6,024
Expenses:
Depreciation and amortization	186,996	169,623	17,373	10%	12,921	4,452
Interest	112,489	115,272	(2,783)	(2)%	—	(2,783)
Triple-net portfolio operating expenses	14,487	17,072	(2,585)	(15)%	(579)	(2,006)
Senior housing - managed portfolio operating expenses	256,619	210,016	46,603	22%	27,010	19,593
General and administrative	53,710	50,067	3,643	7%	—	3,643
Recovery of loan losses	(1,047)	(571)	(476)	83%	(23)	(453)
Impairment of real estate	7,322	18,472	(11,150)	(60)%	(18,003)	6,853
Other income (expense):
Loss on extinguishment of debt	(1,154)	—	(1,154)	NM	—	(1,154)
Other income	14,036	2,735	11,301	413%	(82)	11,383
Net (loss) gain on sales of real estate	(3,519)	2,095	(5,614)	(268)%	(5,614)	—
Income (loss) from unconsolidated joint ventures	3,928	(397)	4,325	(1,089)%	—	4,325
Income tax expense	(1,837)	(1,005)	(832)	83%	—	(832)
(1)    Represents the dollar amount increase (decrease) for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of investments/dispositions made after January 1, 2024.
(2)    Represents the dollar amount increase (decrease) for the year ended December 31, 2025 compared to the year ended December 31, 2024 that is not a direct result of investments/dispositions made after January 1, 2024.
Rental and Related Revenues
During the year ended December 31, 2025, we recognized $374.1 million of rental income compared to $381.5 million for the year ended December 31, 2024. The $7.4 million net decrease in rental income is related to (i) a $14.1 million decrease in revenue, which includes $8.7 million of non-cash revenue write-offs and a $4.9 million decrease in cash revenue, related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, (ii) a $9.0 million decrease from properties disposed of after January 1, 2024 and (iii) a $1.4 million decrease related to facilities transitioned to new operators after January 1, 2024. These decreases are partially offset by (i) a $7.4 million net increase in non-cash rent as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, (ii) a $6.0 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index, (iii) a $2.5 million net increase in cash revenue related to percentage rent, expense recoveries and leases that are not accounted for on an accrual basis and (iv) a $1.4 million increase from properties acquired after January 1, 2024.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be derived from certain lease agreements. No material contingent rental income was derived during the years ended December 31, 2025 and 2024.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Resident Fees and Services
During the year ended December 31, 2025, we recognized $356.9 million of resident fees and services compared to $284.6 million for the year ended December 31, 2024. The $72.3 million net increase is due to a $42.8 million increase related to 14 Senior Housing - Managed communities acquired after January 1, 2024, a $17.7 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, a $2.3 million increase related to one Senior Housing - Managed community that was closed due to a fire in 2022 and did not fully reopen until November 2024, and the remaining increase is primarily related to increased occupancy and an increase in rates.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the year ended December 31, 2025, we recognized $43.6 million of interest and other income compared to $37.2 million for the year ended December 31, 2024. The net increase of $6.5 million is due to (i) a $3.1 million increase in late fee income, (ii) a $2.5 million increase in lease termination income, and (iii) a $1.1 million increase from investments made after January 1, 2024, partially offset by a $0.7 million decrease from investments repaid after January 1, 2024.
Depreciation and Amortization
During the year ended December 31, 2025, we incurred $187.0 million of depreciation and amortization expense compared to $169.6 million for the year ended December 31, 2024. The net increase of $17.4 million is due to (i) a $16.5 million increase from properties acquired after January 1, 2024 and the acquisition of the operations of four Senior Housing - Managed communities previously leased to the tenant under triple-net operating leases, (ii) a $4.4 million increase from additions to real estate and (iii) a $1.5 million increase due to accelerating amortization of lease intangibles related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024. These increases are partially offset by a $3.6 million decrease from properties disposed of after January 1, 2024 and a $1.4 million decrease due to assets that have been fully depreciated.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the year ended December 31, 2025, we incurred $112.5 million of interest expense compared to $115.3 million for the year ended December 31, 2024. The $2.8 million net decrease is primarily related to a $3.5 million decrease in non-cash interest expense related to our interest rate hedges, partially offset by a $0.7 million increase in interest expense related to the Credit Agreement primarily due to an increase in the effective interest rates.
Triple-Net Portfolio Operating Expenses
During the year ended December 31, 2025, we recognized $14.5 million of triple-net portfolio operating expenses compared to $17.1 million for the year ended December 31, 2024. The $2.6 million net decrease is due to a $1.9 million decrease related to facilities that were transitioned to new operators who are now paying property taxes directly and a $0.6 million decrease from properties disposed of after January 1, 2024.

Senior Housing - Managed Portfolio Operating Expenses
During the year ended December 31, 2025, we recognized $256.6 million of Senior Housing - Managed portfolio operating expenses compared to $210.0 million for the year ended December 31, 2024. The $46.6 million net increase is primarily due to (i) a $27.0 million increase related to 14 Senior Housing - Managed communities acquired after January 1, 2024, (ii) a $12.3 million increase related to nine facilities that were transitioned to Senior Housing - Managed communities after January 1, 2024, (iii) a $3.3 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $1.7 million increase in management fees, dining expenses and housekeeping costs due to increased occupancy, (v) a $1.2 million increase related to one Senior Housing - Managed community that was closed due to a fire in 2022 and did not fully reopen until November 2024, (vi) a $1.1 million increase in utilities primarily due to increased rates and usage and (vii) a $0.4 million increase in property taxes, partially offset by a $0.8 million decrease in repairs and maintenance expense.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the year ended December 31, 2025, general and administrative expenses were $53.7 million compared to $50.1 million during the year ended December 31, 2024. The $3.6 million net increase is primarily related to a $3.1 million net increase in compensation driven by changes in performance-based payout assumptions on incentive compensation and annual salary adjustments and a $1.0 million increase in legal and professional fees due to increased transaction activity. These increases are partially offset by a $0.7 million decrease in insurance expense due to lower rates.
Recovery of Loan Losses
During the years ended December 31, 2025 and 2024, we recognized a $1.0 million and a $0.6 million recovery of loan losses, respectively, associated with our loans receivable investments.
Impairment of Real Estate
During the year ended December 31, 2025, we recognized a $7.3 million impairment of real estate related to two closed facilities and one facility that is expected to be sold. During the year ended December 31, 2024, we recognized an $18.5 million impairment of real estate primarily related to six facilities that have sold.
Loss on Extinguishment of Debt
During the year ended December 31, 2025, we recognized a $1.2 million loss on extinguishment of debt related to $2.9 million in payments made to noteholders for early redemption of the 2026 Notes, net of $1.7 million of write-offs associated with unamortized premium. No loss on extinguishment of debt was recognized during the year ended December 31, 2024.
Other Income
During the year ended December 31, 2025, we recognized $14.0 million of other income, including the reclassification of $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur and $1.7 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities in 2022. This was partially offset by $3.5 million of transition expenses related to the transition of Senior Housing - Managed communities to new operators and $1.2 million of lease termination expense related to the transition of four facilities from our triple-net portfolio to Senior Housing - Managed communities. During the year ended December 31, 2024, we recognized $2.7 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities in 2022, including $1.7 million of business interruption insurance income and a $0.5 million gain on insurance proceeds related to the damage incurred at the facility, and a $0.5 million gain related to our cross currency interest rate swaps.
Net (Loss) Gain on Sales of Real Estate
During the year ended December 31, 2025, we recognized an aggregate net loss of $3.5 million primarily related to the disposition of 14 skilled nursing/transitional care facilities and one behavioral health facility. During the year ended December 31, 2024, we recognized an aggregate net gain of $2.1 million related to the disposition of 17 skilled nursing/transitional care facilities and one behavioral health facility.

Income (Loss) from Unconsolidated Joint Ventures
During the year ended December 31, 2025, we recognized $3.9 million of income from our unconsolidated joint ventures compared to $0.4 million of loss for the year ended December 31, 2024. The $4.3 million net improvement is primarily related to (i) a $2.5 million increase in revenues net of operating expenses primarily due to increased occupancy and rates, (ii) a $1.3 million decrease in depreciation expense due to assets that have been fully depreciated and (iii) a $0.2 million decrease in interest expense primarily due to decreased interest rates.
Income Tax Expense
During the years ended December 31, 2025 and 2024, we recognized $1.8 million and $1.0 million of income tax expense, respectively. The $0.8 million change is primarily due to higher taxable income.
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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2025, 2024 and 2023, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Sabra Health Care REIT, Inc.	$155,609	$126,712	$13,756
Depreciation and amortization of real estate assets	186,996	169,623	183,087
Depreciation and amortization of real estate assets related to noncontrolling interests	(163)	—	—
Depreciation and amortization of real estate assets related to unconsolidated joint ventures	7,584	8,893	8,697
Net loss (gain) on sales of real estate	3,519	(2,095)	76,625
Impairment of real estate	7,322	18,472	14,332
FFO attributable to Sabra Health Care REIT, Inc.	360,867	321,605	296,497
Stock-based compensation expense	11,360	8,987	7,917
Non-cash rental and related revenues	(1,020)	(3,856)	(8,699)
Non-cash interest expense	7,970	10,479	12,265
Non-cash portion of loss on extinguishment of debt	(1,730)	—	1,541
(Recovery of) provision for loan losses and other reserves	(1,047)	(571)	191
Other adjustments related to unconsolidated joint ventures	313	472	502
Other adjustments (1)	(15,142)	1,072	1,119
AFFO attributable to Sabra Health Care REIT, Inc.	$361,571	$338,188	$311,333

FFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$1.48	$1.36	$1.27
AFFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$1.47	$1.43	$1.33

Weighted average number of common shares outstanding, diluted:
FFO	244,497,242	236,045,862	232,792,778
AFFO	245,583,191	237,116,036	233,883,279
(1)    Other adjustments for the year ended December 31, 2025 include a $17.2 million gain reclassified from other comprehensive loss related to six terminated interest rate swaps as the related forecasted transactions were determined to be probable not to occur.
The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	Net Income			FFO			AFFO
Rental and related revenues:
Rental and related revenue write-offs	$(7.8)	$(6.0)	$(2.5)	$(7.8)	$(6.0)	$(2.5)	$—	$(0.7)	$—
Interest and other income:
Lease termination income	2.8	0.2	—	2.8	0.2	—	2.8	0.2	—
Recovery of (provision for) loan losses and other reserves	1.0	0.6	(0.2)	1.0	0.6	(0.2)	—	—	—
Loss on extinguishment of debt	(1.2)	—	(1.5)	(1.2)	—	(1.5)	(2.9)	—	—
Other income (expense):
Non-cash gain on interest rate swaps	17.2	—	—	17.2	—	—	—	—	—
Lease termination expense	(1.2)	—	—	(1.2)	—	—	(1.2)	—	—
Transition costs	(3.5)	(0.3)	(0.1)	(3.5)	(0.3)	(0.1)	(3.5)	(0.3)	(0.1)
Insurance income	1.7	2.2	4.2	1.7	2.2	4.2	1.7	2.2	4.2

Liquidity and Capital Resources
As of December 31, 2025, we had approximately $1.2 billion in liquidity, consisting of unrestricted cash and cash equivalents of $71.5 million, available borrowings under our Revolving Credit Facility of $782.4 million and an aggregate $322.7 million related to shares outstanding under forward sale agreements under our Prior ATM Program and ATM Program. The Credit Agreement and Term Loan Credit Agreement each contain an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million) and to $1.0 billion (from $500.0 million), respectively, subject to terms and conditions.
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
During the year ended December 31, 2025, we utilized the forward feature of the Prior ATM Program to allow for the sale of up to 15.3 million shares of our common stock at an initial weighted average price of $17.69 per share, net of commissions, and we issued 13.6 million shares in settlement of certain outstanding forward sale agreements, at a weighted average net price of $17.26 per share, after commissions and fees, resulting in net proceeds of $234.8 million.
As of December 31, 2025, 3.2 million shares remained outstanding under the Prior ATM Program’s forward sale agreements, with an initial weighted average price of $18.10 per share, net of commissions.
No other shares were sold under the Prior ATM Program during the year ended December 31, 2025.
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
During the year ended December 31, 2025, we utilized the forward feature of the ATM Program to allow for the sale of up to 14.1 million shares of our common stock at an initial weighted average price of $18.71 per share, net of commissions, and these shares remained outstanding as of December 31, 2025.
No other shares were sold under the ATM Program during the year ended December 31, 2025.
As of December 31, 2025, we had $482.9 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $348.6 million for the year ended December 31, 2025. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, interest payments from borrowers under our loan and preferred equity investments and distributions from our unconsolidated joint ventures. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity and decreases to operating cash flows primarily relate to disposition activity. Interest payment outflows are impacted by increases or decreases in borrowings and changes in interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $378.0 million and included $452.9 million used for the acquisition of 11 facilities, additional units on the campus of one of our facilities and the operations of four Senior Housing - Managed communities previously leased under triple-net operating leases, $41.5 million used for additions to real estate, $6.9 million used to provide funding for loans receivable and $1.2 million used for the investment in an unconsolidated joint venture, partially offset by $88.6 million of net proceeds from the sales of real estate, $20.7 million in repayments of loans receivable, $6.8 million of distributions in excess of earnings from unconsolidated joint ventures, $4.5 million of proceeds from net investment hedges, $2.5 million in repayments of preferred equity investments and $1.6 million in insurance proceeds.
Cash Flows from Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $40.8 million and included $500.0 million of proceeds from the Term Loan Credit Agreement, $227.8 million of proceeds from shares sold through our Prior ATM Program, net of costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements, $109.8 million of net proceeds from our Revolving Credit Facility and $2.0 million of contributions from noncontrolling interests, partially offset by $500.0 million of principal payments to redeem the 2026 Notes (as defined below), $289.5 million of dividends paid to stockholders, $4.4 million of payments of deferred financing costs primarily related to the Term Loan Credit Agreement, $2.9 million of payments to noteholders for the early redemption of the 2026 Notes and $2.1 million of principal repayments on secured debt.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of December 31, 2025 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	$100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000
		$1,250,000
(1)    Principal balance does not include discount, net of $6.9 million and deferred financing costs, net of $7.4 million as of December 31, 2025.
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
See Note 9, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of December 31, 2025, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 9, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of December 31, 2025, we were in compliance with all applicable covenants under the Credit Agreement.
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
See Note 9, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Term Loan Credit Agreement.
Secured Indebtedness. As of December 31, 2025, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$44,021	2.86%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.7 million as of December 31, 2025.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of December 31, 2025, applicable interest rates in effect as of December 31, 2025, and including the impact of interest rate swaps are $105.0 million in 2026, $89.3 million in 2027, $40.9 million in 2028, $63.8 million in 2029, $40.2 million in 2030 and $34.0 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the years ended December 31, 2025, 2024 and 2023, our aggregate capital expenditures were $41.5 million, $54.7 million and $84.9 million, respectively. As of December 31, 2025, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $17 million, of which $15 million will directly result in incremental rental income, and approximately $7 million will be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of December 31, 2025, we have committed to provide up to $0.5 million of future funding related to two loan receivable investments.
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
We paid dividends of $289.5 million on our common stock during the year ended December 31, 2025. On February 2, 2026, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 27, 2026 to common stockholders of record as of February 13, 2026.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2025 and 2024 and aggregate summarized statement of loss information for the year ended December 31, 2025 is as follows (in thousands):

	As of December 31,
	2025	2024
Total assets	$79,440	$92,968
Total liabilities	2,397,026	2,295,145

	Year Ended December 31, 2025
Total revenues	$4,018
Total expenses	156,032
Net loss	138,687
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 360 real estate properties held for investment as of December 31, 2025 is diversified by location across the U.S. and Canada.
For the year ended December 31, 2025, no tenant relationship represented 10% or more of our total revenues.
Medicare Reimbursement Rates
For the year ended December 31, 2025, 35.6% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
On April 22, 2024, CMS issued a final rule that (i) established minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”) and (ii) required facilities to meet new facility assessment requirements (the “Assessment Requirements”). The Minimum Staffing Standards were repealed by CMS, effective February 2, 2026, through an interim final rule issued on December 2, 2025. The compliance deadline for the Assessment Requirements was August 8, 2024 and they remain in effect.
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
Interest rate risk. As of December 31, 2025, our indebtedness included $1.3 billion aggregate principal amount of Senior Notes outstanding, an aggregate $1.0 billion outstanding under the Term Loans and Term Loan Credit Agreement, $217.6 million outstanding under the Revolving Credit Facility and $44.0 million of secured indebtedness to third parties on certain of the properties that our subsidiaries own. As of December 31, 2025, we had $1.3 billion of outstanding variable rate indebtedness and $782.4 million available for borrowing under our Revolving Credit Facility.
We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. We also may manage, or hedge, interest rate risks related to our borrowings through interest rate swap agreements. As of December 31, 2025, we had interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $930.0 million of SOFR-based borrowings under the U.S. dollar Term Loan and Term Loan Credit Agreement at a weighted average rate of 3.20% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under the Canadian dollar Term Loan at 2.59%.
From time to time, we may borrow under the Revolving Credit Facility to finance future investments in properties, including any improvements or renovations of current or newly acquired properties, or for other purposes. Because borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA, as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0%, and (iv) 1.00%, the interest rate we will be required to pay on any such borrowings will depend on then applicable rates and may vary. An increase in interest rates could make the financing of any investment by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
Assuming a 100 basis point increase or decrease in the index underlying our variable rate debt, and after giving effect to the impact of interest rate derivative instruments, interest expense would increase or decrease by $2.2 million, for the twelve months following December 31, 2025.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”
Foreign currency risk. We are exposed to changes in foreign exchange rates as a result of our investments in Canadian real estate. Our foreign currency exposure is partially mitigated through the use of Canadian dollar denominated debt totaling CAD $183.7 million as of December 31, 2025. Based on our operating results for the three months ended December 31, 2025, if the value of the Canadian dollar relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended December 31, 2025, our cash flows would have decreased or increased, as applicable, by $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f) and 15d–15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using the criteria described in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 10-K, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents filed as part of this 10-K:
(1)    Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.
(2)    Financial Statement Schedules

The following financial statement schedules are included herein at pages	F-36	through	F-48	of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation as of December 31, 2025
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025
All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
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

Ex.	Description
4.4.1
First Supplemental Indenture, dated September 30, 2021, among Sabra Health Care Limited Partnership, Sabra Health Care REIT, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on September 30, 2021).

4.5	Form of 3.200% senior note due 2031 (included in Exhibit 4.4.1).

4.6
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

10.2.1*
First Amendment to Credit Agreement, dated April 30, 2024, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers, and Bank of America, N.A., as Administrative Agent.

10.2.2*
Second Amendment to Credit Agreement, dated December 4, 2025, among Sabra Health Care Limited Partnership and Sabra Canadian Holdings, LLC, as Borrowers, the Lenders party thereto, the L/C Issuers, and Bank of America, N.A., as Administrative Agent.

10.3
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

10.4
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

10.7+
Employment Agreement, dated January 1, 2022, by and between Michael Costa and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 3, 2022).

10.7.1+*	First Amendment to Employment Agreement, dated January 1, 2026, by and between Michael L. Costa and Sabra Health Care REIT, Inc.

10.8+
Employment Agreement, dated January 1, 2026, by and between Darrin Smith and Sabra Health Care REIT, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on January 5, 2026).

Ex.	Description
10.9+*	Employment Agreement, dated January 1, 2026, by and between Jessica Flores and Sabra Health Care REIT, Inc.

10.10+
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

10.11+
Sabra Health Care REIT, Inc. Directors’ Compensation Policy, effective June 12, 2025 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on 10-Q filed by Sabra Health Care REIT, Inc. on May 5, 2025).

10.12
Equity Distribution Agreement, dated February 23, 2023, among the Company, the Sales Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on February 23, 2023).

10.13
Equity Distribution Agreement, dated August 5, 2025, among the Company, the Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Sabra Health Care REIT, Inc. on August 5, 2025).

19.1
Sabra Health Care REIT, Inc. Insider Trading Policy, effective December 12, 2024 (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed by Sabra Health Care REIT, Inc. on February 19, 2025).

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

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Ex.	Description
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

+	Designates a management compensation plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY
    None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sabra Health Care REIT, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sabra Health Care REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments
As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company’s real estate investments net carrying value was $4.7 billion as of December 31, 2025. Management regularly monitors events and changes in circumstances, including investment operating performance and general market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through the undiscounted future cash flows and the eventual disposition of the investment. The undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on the Company’s best estimates as of the date of evaluation. These assumptions include, among others, market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements, and comparable sales and other local and national industry market data. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments.
The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management in (a) identifying events and changes in circumstances that are indicators of impairment related to the performance of the investment and market conditions and (b) developing the undiscounted future cash flows utilized in the recoverability assessment of real estate investments with potential impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (a) management’s identification of events or changes in circumstances related to the performance of the investment and market conditions and (b) management’s probability weightings and assumptions used in the undiscounted future cash flows related to market rent, revenue and expense growth rates, absorption period, stabilized occupancy, holding period, market capitalization rates, and estimated market values based on analysis of letters of intent, purchase and sale agreements, and comparable sales and other local and national industry market data (collectively referred to as the “significant assumptions”).
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
February 12, 2026

We have served as the Company’s auditor since 2010.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2025	2024
Assets
Real estate investments, net of accumulated depreciation of $1,224,663 and $1,102,030 as of December 31, 2025 and 2024, respectively	$4,686,377	$4,513,734
Loans receivable and other investments, net	434,100	442,584
Investment in unconsolidated joint ventures	118,166	121,803
Cash and cash equivalents	71,537	60,468
Restricted cash	6,603	5,871
Lease intangible assets, net	65,321	27,464
Accounts receivable, prepaid expenses and other assets, net	111,292	131,755
Total assets	$5,493,396	$5,303,679
Liabilities
Secured debt, net	$43,275	$45,316
Revolving credit facility	217,584	106,554
Term loans, net	1,032,311	529,753
Senior unsecured notes, net	1,235,726	1,736,025
Accounts payable and accrued liabilities	119,329	117,896
Lease intangible liabilities, net	21,383	26,847
Total liabilities	2,669,608	2,562,391
Commitments and contingencies (Note 16)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 251,697,456 and 237,586,882 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,517	2,376
Additional paid-in capital	4,836,270	4,592,605
Cumulative distributions in excess of net income	(2,013,375)	(1,874,633)
Accumulated other comprehensive (loss) income	(3,571)	20,940
Total Sabra Health Care REIT, Inc. stockholders’ equity	2,821,841	2,741,288
Noncontrolling interests	1,947	—
Total equity	2,823,788	2,741,288
Total liabilities and equity	$5,493,396	$5,303,679
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental and related revenues	$374,131	$381,495	$376,266
Resident fees and services	356,883	284,581	236,153
Interest and other income	43,618	37,159	35,095
Total revenues	774,632	703,235	647,514
Expenses:
Depreciation and amortization	186,996	169,623	183,087
Interest	112,489	115,272	112,964
Triple-net portfolio operating expenses	14,487	17,072	17,932
Senior housing - managed portfolio operating expenses	256,619	210,016	177,313
General and administrative	53,710	50,067	47,472
(Recovery of) provision for loan losses	(1,047)	(571)	191
Impairment of real estate	7,322	18,472	14,332
Total expenses	630,576	579,951	553,291
Other income (expense):
Loss on extinguishment of debt	(1,154)	—	(1,541)
Other income	14,036	2,735	2,598
Net (loss) gain on sales of real estate	(3,519)	2,095	(76,625)
Total other income (expense)	9,363	4,830	(75,568)
Income before income (loss) from unconsolidated joint ventures and income tax expense	153,419	128,114	18,655
Income (loss) from unconsolidated joint ventures	3,928	(397)	(2,897)
Income tax expense	(1,837)	(1,005)	(2,002)
Net income	155,510	126,712	13,756
Net loss attributable to noncontrolling interests	99	—	—
Net income attributable to Sabra Health Care REIT, Inc.	$155,609	$126,712	$13,756

Net income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$0.64	$0.54	$0.06
Diluted common share	$0.64	$0.54	$0.06

Weighted average number of common shares outstanding, basic	241,312,309	233,498,736	231,203,391
Weighted average number of common shares outstanding, diluted	244,497,242	236,045,862	232,792,778
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except footnote data)

	Year Ended December 31,
	2025	2024	2023
Net income	$155,510	$126,712	$13,756
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation gain (loss)	3,407	(5,741)	(205)
Unrealized (loss) gain on cash flow hedges	(27,918)	2,936	4,887
Total other comprehensive (loss) income	(24,511)	(2,805)	4,682
Comprehensive income	130,999	123,907	18,438
Comprehensive loss attributable to noncontrolling interests	99	—	—
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$131,098	$123,907	$18,438
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	231,009,295	$2,310	$4,486,967	$(1,451,945)	$19,063	$3,056,395	$—	$3,056,395
Net income	—	—	—	13,756	—	13,756	—	13,756
Other comprehensive income	—	—	—	—	4,682	4,682	—	4,682
Amortization of stock-based compensation	—	—	10,559	—	—	10,559	—	10,559
Common stock issuance, net	256,725	3	(2,771)	—	—	(2,768)	—	(2,768)
Common dividends ($1.20 per share)	—	—	—	(280,090)	—	(280,090)	—	(280,090)
Balance, December 31, 2023	231,266,020	2,313	4,494,755	(1,718,279)	23,745	2,802,534	—	2,802,534

Net income	—	—	—	126,712	—	126,712	—	126,712
Other comprehensive loss	—	—	—	—	(2,805)	(2,805)	—	(2,805)
Amortization of stock-based compensation	—	—	11,902	—	—	11,902	—	11,902
Common stock issuance, net	6,320,862	63	85,948	—	—	86,011	—	86,011
Common dividends ($1.20 per share)	—	—	—	(283,066)	—	(283,066)	—	(283,066)
Balance, December 31, 2024	237,586,882	2,376	4,592,605	(1,874,633)	20,940	2,741,288	—	2,741,288

Net income (loss)	—	—	—	155,609	—	155,609	(99)	155,510
Other comprehensive loss	—	—	—	—	(24,511)	(24,511)	—	(24,511)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,046	2,046
Amortization of stock-based compensation	—	—	16,215	—	—	16,215	—	16,215
Common stock issuance, net	14,110,574	141	227,450	—	—	227,591	—	227,591
Common dividends ($1.20 per share)	—	—	—	(294,351)	—	(294,351)	—	(294,351)
Balance, December 31, 2025	251,697,456	$2,517	$4,836,270	$(2,013,375)	$(3,571)	$2,821,841	$1,947	$2,823,788
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$155,510	$126,712	$13,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,996	169,623	183,087
Non-cash rental and related revenues	(1,020)	(3,856)	(8,699)
Non-cash interest income	7	29	(372)
Non-cash interest expense	7,970	10,479	12,265
Stock-based compensation expense	11,360	8,987	7,917
Loss on extinguishment of debt	1,154	—	1,541
(Recovery of) provision for loan losses	(1,047)	(571)	191
Net loss (gain) on sales of real estate	3,519	(2,095)	76,625
Impairment of real estate	7,322	18,472	14,332
(Income) loss from unconsolidated joint ventures	(3,928)	397	2,897
Distributions of earnings from unconsolidated joint ventures	7,813	5,447	3,469
Other non-cash items	(17,190)	(534)	(3,704)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(11,449)	(15,462)	(11,078)
Accounts payable and accrued liabilities	1,596	(7,087)	8,344
Net cash provided by operating activities	348,613	310,541	300,571
Cash flows from investing activities:
Acquisition of real estate and lease intangibles	(452,933)	(136,430)	(78,530)
Origination and fundings of loans receivable	(6,910)	(21,645)	(11,418)
Origination and fundings of preferred equity investments	(9)	(2,832)	(11,023)
Additions to real estate	(41,521)	(54,712)	(84,855)
Repayments of loans receivable	20,671	3,551	9,274
Repayments of preferred equity investments	2,533	5,944	5,460
Investment in unconsolidated joint ventures	(1,241)	(1,258)	(5,235)
Net proceeds from the sales of real estate	88,637	95,999	247,622
Net proceeds from sales-type lease	—	—	25,490
Proceeds from net investment hedges	4,462	—	—
Insurance proceeds	1,589	2,382	5,801
Distributions in excess of earnings from unconsolidated joint ventures	6,762	—	544
Net cash (used in) provided by investing activities	(377,960)	(109,001)	103,130
Cash flows from financing activities:
Net borrowings from revolving credit facility	109,805	14,595	(104,338)
Principal payments on senior unsecured notes	(500,000)	—	—
Proceeds from term loans	500,000	—	12,188
Principal payments on secured debt	(2,089)	(2,033)	(1,979)
Payments of deferred financing costs	(4,405)	(94)	(18,142)
Payments related to extinguishment of debt	(2,884)	—	—
Contributions from noncontrolling interests	2,046	—	—
Payment of contingent consideration	—	—	(17,900)
Issuance of common stock, net	227,781	86,121	(2,682)
Dividends paid on common stock	(289,497)	(280,150)	(277,447)
Net cash provided by (used in) financing activities	40,757	(181,561)	(410,300)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,410	19,979	(6,599)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	391	(359)	(614)
Cash, cash equivalents and restricted cash, beginning of period	66,339	46,719	53,932
Cash, cash equivalents and restricted cash, end of period	$78,140	$66,339	$46,719
See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$110,957	$105,200	$102,409
Income taxes paid	$1,496	$1,389	$1,670
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$—	$—	$4,644
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2025, the Company determined that it was the primary beneficiary of two VIEs, a joint venture variable interest entity owning three senior housing communities and another joint venture variable interest entity under which the three senior housing communities are operated by a third-party property manager pursuant to property management agreements. The Company has consolidated these entities in the accompanying consolidated financial statements, and aggregate total assets and total liabilities of the two VIEs were $99.2 million and $2.0 million as of December 31, 2025, respectively. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs, and liabilities of the consolidated VIEs represent claims against the specific assets of such VIEs. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At December 31, 2025 and 2024, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of December 31, 2025, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Revenue from resident fees and services is recorded monthly as services are provided and includes resident room and care charges, ancillary services charges and other resident charges. These charges are combined and accounted for as a single lease component.
Casualty Gains and Losses
Income resulting from insurance recoveries of property damage or business interruption losses is recognized when proceeds are received or contingencies related to the insurance recoveries are resolved.
Assets Held for Sale, Dispositions and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as assets held for sale and are included in accounts receivable, prepaid expenses and other assets, net on the accompanying consolidated balance sheets. Secured indebtedness and other liabilities related to real estate held for sale are classified as liabilities related to assets held for sale and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. As of December 31, 2025 and 2024, the Company did not have any assets held for sale.
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
Noncontrolling Interests
The Company presents the portion of any equity that it does not own in consolidated entities as noncontrolling interests and classifies those interests as a component of total equity, separate from total Sabra Health Care REIT, Inc. stockholders’ equity on the accompanying consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss and comprehensive income is allocated between the joint venture partners based on their respective stated ownership percentages. The Company includes net income or loss attributable to noncontrolling interests in net income on the accompanying consolidated statements of income and includes comprehensive income or loss attributable to noncontrolling interests in comprehensive income on the accompanying consolidated statements of comprehensive income.
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
On a quarterly basis, the Company evaluates the collectability of its interest income receivable and establishes a reserve for amounts not expected to be collected. The Company’s evaluation includes reviewing credit quality indicators such as payment status, changes affecting the operations of the facilities securing the loans, and national and regional economic factors. The reserve is a valuation allowance that reflects management’s estimate of losses inherent in the interest income receivable balance as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of income and is decreased by charge-offs to specific receivables.
Credit Losses
On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including the portion of unfunded loan commitments expected to be funded, and establishes an allowance for credit losses. The allowance for credit losses is calculated using the related amortization schedules, payment histories and loan-to-value ratios. The following rates are applied to determine the aggregate expected losses, which is recorded as the allowance for credit losses: (i) a default rate, (ii) a liquidation cost rate and (iii) a distressed property reduction rate. If no loan-to-value ratio is available, a loss severity rate is applied in place of the liquidation cost rate and the distressed property reduction rate. The default rate is based on average charge-off and delinquency rates from the Federal Reserve, and the other rates are based on industry research and historical performance of a similar portfolio of financial assets. The allowance for credit losses is a valuation allowance that reflects management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through provision for loan losses and other reserves on the Company’s consolidated statements of income and is decreased by charge-offs to specific loans.
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
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2025. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A. in which it deposits the majority of its cash.

Restricted Cash
Restricted cash primarily consists of amounts held by an exchange accommodation titleholder or by secured debt lenders to provide for future real estate tax expenditures, tenant improvements and capital expenditures. Pursuant to the terms of the Company’s leases with certain tenants, the Company has assigned its interests in certain of these restricted cash accounts with secured debt lenders to the tenants, and this amount is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, restricted cash totaled $6.6 million and $5.9 million, respectively, and restricted cash obligations totaled $1.2 million and $5.5 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to Sabra’s employees (teammates) and its non-employee directors is recognized in the consolidated statements of income based on the estimated grant date fair value, as adjusted. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the recipient providing additional services. Compensation expense for awards with performance-based vesting conditions is recognized based on the Company’s estimate of the ultimate value of such award after considering the Company’s expectations of future performance. Forfeitures of stock-based awards are recognized as they occur.
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
Foreign Currency
Certain of the Company’s subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. The Company translates the results of operations of its foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period presented, and it translates balance sheet accounts using exchange rates in effect at the end of the period presented. The Company records resulting currency translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity, on its consolidated balance sheets, and it records foreign currency transaction gains and losses as a component of other income (expense) on its consolidated statements of income.
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
The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets at their fair value. For derivatives designated and qualified as a hedge, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive (loss) income. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria for hedge accounting would be recognized in earnings. In addition, the Company classifies cash flows from qualifying cash flow hedging relationships in the same category as the cash flows from the hedged items.
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
Segment
The Company conducts and manages its business of investing in the healthcare sector as one reportable segment for internal reporting and internal decision-making purposes. The presentation of financial results as one reportable segment is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), Sabra’s Chief Executive Officer, evaluates performance and makes resource allocation and operating decisions for the Company. The CODM reviews assets as shown on the accompanying consolidated balance sheets and evaluates performance and makes resource allocation and operating decisions based on net income. Expenses that are significant are the same as shown on the accompanying consolidated statements of income.
Beds, Units and Other Measures
The number of beds, units and other measures used to describe the Company’s real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited pro rata basis.
Recently Issued Accounting Standards Updates
Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures, primarily through enhanced rate reconciliation disclosures, including specified categories, and enhanced income taxes paid disclosures, including disaggregation by federal, state and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The additional disclosures related to ASU 2023-09 do not apply to the Company as the related amounts are immaterial.
Issued but Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01 to clarify the effective date (together, herein referred to as “ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily through disaggregated disclosures of specified information about certain costs and expenses included in relevant expense captions on the statement of income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the year ended December 31, 2025, the Company acquired 11 Senior Housing - Managed communities, three of which were acquired through a consolidated joint venture in which the Company has a 95% equity interest, and exercised its option to acquire 24 units on the campus of one of its Senior Housing - Leased communities. During the year ended December 31, 2024, the Company acquired three Senior Housing - Managed communities and one Senior Housing - Leased community. The consideration was allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024
Land	$53,350	$9,222
Building and improvements	340,806	121,664
Tenant origination and absorption costs intangible assets	40,274	5,338
Tenant relationship intangible assets	30	206
Total consideration	$434,460	$136,430
The tenant origination and absorption costs intangible assets had a weighted-average amortization period as of the respective dates of acquisition of two years for the acquisitions completed during the year ended December 31, 2025. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of three years and 25 years, respectively, for acquisitions completed during the year ended December 31, 2024.
For the year ended December 31, 2025, the Company recognized $31.9 million and $2.4 million of total revenues and net income, respectively, from the facilities acquired during the year ended December 31, 2025. For the year ended December 31, 2024, the Company recognized $12.5 million and $2.5 million of total revenues and net income, respectively, from the facilities acquired during the year ended December 31, 2024.
Additionally, during the year ended December 31, 2025, the Company purchased the operations of four Senior Housing - Managed communities previously leased under triple-net operating leases for an aggregate $19.7 million. Concurrent with the purchase, the triple-net operating leases were terminated and the Company entered into property management agreements with the former tenant. The consideration was allocated as follows: (i) $17.4 million to tenant origination and absorption costs intangible assets, (ii) $1.1 million to furniture and equipment and (iii) $1.2 million to lease termination expense which is included in other (expense) income on the accompanying consolidated statements of income.

4.INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of December 31, 2025

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	210	23,537	$2,802,561	$(635,685)	$2,166,876
Senior Housing - Leased	32	2,668	376,590	(90,236)	286,354
Senior Housing - Managed	87	8,677	2,030,267	(349,213)	1,681,054
Behavioral Health	16	1,138	473,813	(90,644)	383,169
Specialty Hospitals and Other	15	392	225,498	(58,291)	167,207
	360	36,412	5,908,729	(1,224,069)	4,684,660
Corporate Level			2,311	(594)	1,717
			$5,911,040	$(1,224,663)	$4,686,377
As of December 31, 2024

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	224	25,492	$2,926,349	$(588,107)	$2,338,242
Senior Housing - Leased	39	3,319	508,586	(102,111)	406,475
Senior Housing - Managed	69	6,680	1,474,267	(278,328)	1,195,939
Behavioral Health	17	1,164	478,318	(79,819)	398,499
Specialty Hospitals and Other	15	392	225,498	(52,872)	172,626
	364	37,047	5,613,018	(1,101,237)	4,511,781
Corporate Level			2,746	(793)	1,953
			$5,615,764	$(1,102,030)	$4,513,734

	As of December 31,
	2025	2024
Building and improvements	$5,115,662	$4,853,151
Furniture and equipment	203,721	207,265
Land improvements	12,071	11,813
Land	579,586	543,535
Total real estate at cost	5,911,040	5,615,764
Accumulated depreciation	(1,224,663)	(1,102,030)
Total real estate investments, net	$4,686,377	$4,513,734
During the year ended December 31, 2023, the Company received $6.2 million of insurance proceeds related to a vacant facility owned by the Company that suffered damages as a result of vandalism and theft and recorded a $3.7 million gain related to the property damage which is included in other income on the accompanying consolidated statements of income.
Capital and Other Expenditures
As of December 31, 2025, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $17 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The

Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services includes ancillary service revenue of $4.9 million, $3.9 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company received business interruption insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities of $0.4 million, $2.1 million and $1.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded business interruption insurance income, which is included in other income on the accompanying consolidated statements of income, of $0.4 million, $1.7 million and $0.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The remaining proceeds were recorded as expense reimbursements in Senior Housing - Managed portfolio operating expenses on the accompanying consolidated statements of income. Additionally, during the years ended December 31, 2025 and 2024, the Company received property insurance proceeds of $1.3 million and $2.4 million, respectively, and recorded a $1.3 million and $0.5 million gain, respectively, related to the property damage which is included in other income on the accompanying consolidated statements of income.
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of December 31, 2025	Ownership as of December 31, 2025 (1)	Book Value as of December 31,
				2025	2024
Sienna Joint Venture	Senior Housing - Managed	12	50%	$110,283	$107,732
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	7,883	14,071
				$118,166	$121,803
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the years ended December 31, 2025, 2024 and 2023, the Company recognized real estate impairments of $7.3 million, $18.5 million and $14.3 million, respectively, related to three, six and three facilities, respectively. These facilities are closed, have been sold or are expected to sell.
To estimate the fair value of the impaired facilities, the Company utilized a market approach which considered binding sale agreements, non-binding offers from unrelated third parties, listing agreements or model-derived valuations with significant unobservable inputs, including comparable sales and other local and national industry market data (Level 3 measurements), as applicable. The Company utilized sales price per square foot values ranging from $4 to $73 in its fair value calculations for two non-operational facilities impaired during the year ended December 31, 2024 that were subsequently sold.
The Company continues to evaluate additional assets for sale as part of its initiative to recycle capital and further improve its portfolio quality. This could lead to a shorter hold period for such assets and could result in the determination that the full amount of the Company’s investment in such assets is not recoverable, resulting in an impairment charge or loss on sale which could be material.
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Number of facilities	15	18	28
Consideration, net of closing costs	$88.5	$96.0	$255.6
Net carrying value	92.0	93.9	332.2
Net (loss) gain on sale	$(3.5)	$2.1	$(76.6)

Related to these facilities, the Company recognized net loss of $3.9 million, $11.6 million and $81.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, which includes (i) impairment of $18.0 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively, and (ii) net (loss) gain on sale.
The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.OPERATING LEASES
Lessor Accounting
As of December 31, 2025, the substantial majority of the Company’s real estate properties (excluding 87 Senior Housing - Managed communities) were leased under triple-net operating leases with expirations ranging from less than one year to 18 years. As of December 31, 2025, the leases had a weighted-average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $10.5 million and $9.0 million as of December 31, 2025 and 2024, respectively, and letters of credit deposited with the Company totaled approximately $63 million and $64 million as of December 31, 2025 and 2024, respectively. In addition, the Company’s tenants have deposited with the Company $10.8 million as of each of December 31, 2025 and 2024, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $14.2 million, $14.5 million and $15.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
For the year ended December 31, 2025, no tenant relationship represented 10% or more of the Company’s total revenues.
As of December 31, 2025, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

2026	$355,230
2027	343,478
2028	323,161
2029	273,867
2030	246,425
Thereafter	909,657
$2,451,818

Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of December 31, 2025 and 2024, the Company had $6.5 million and $7.0 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $7.4 million and $8.3 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
During the years ended December 31, 2025, 2024 and 2023, the Company incurred lease expense of $1.0 million, $1.3 million and $1.4 million, respectively. As of December 31, 2025, the weighted average remaining lease term and discount rate were 12 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

2026	$1,032
2027	1,047
2028	1,021
2029	1,050
2030	1,069
Thereafter	6,819
Undiscounted minimum lease payments included in the lease liability	12,038
Less: imputed interest	(4,659)
Present value of lease liability	$7,379

7.INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes the Company’s intangible assets and liabilities as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Lease Intangible Assets:
Above market leases	$5,606	$5,606
Tenant origination and absorption costs	90,430	40,544
Tenant relationship	14,595	15,914
Gross lease intangible assets	110,631	62,064
Accumulated amortization	(45,310)	(34,600)
Lease intangible assets, net	$65,321	$27,464
Lease Intangible Liabilities:
Below market leases	$61,537	$64,538
Accumulated amortization	(40,154)	(37,691)
Lease intangible liabilities, net	$21,383	$26,847
The following is a summary of real estate intangible amortization income (expense) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Increase to rental income related to above/below market leases, net	$4,880	$4,867	$5,821
Depreciation and amortization related to tenant origination and absorption costs and tenant relationship	(19,085)	(7,501)	(11,616)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2025 will be amortized for the years ending December 31 as follows (dollars in thousands):

	Lease Intangible Assets	Lease Intangible Liabilities
2026	$34,296	$4,564
2027	17,521	4,438
2028	4,274	4,296
2029	1,997	4,190
2030	1,767	3,895
Thereafter	5,466	—
	$65,321	$21,383

Weighted-average remaining amortization period	3.5 years	4.8 years

8.LOANS RECEIVABLE AND OTHER INVESTMENTS
As of December 31, 2025 and 2024, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of December 31, 2025
Investment	Quantity as of December 31, 2025	Property Type	Principal Balance as of December 31, 2025 (1)	Book Value as of December 31, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$335,600	7.7%	7.7%	11/01/26 - 06/01/29
Other	10	Multiple	41,649	38,194	51,962	7.4%	6.9%	02/28/26 - 08/31/33
	13		377,249	373,794	387,562	7.7%	7.6%
Allowance for loan losses			—	(5,047)	(6,094)
			$377,249	$368,747	$381,468
Other Investments:
Preferred Equity	4	Skilled Nursing / Senior Housing	65,171	65,353	61,116	11.0%	11.0%	N/A
Total	17		$442,420	$434,100	$442,584	8.2%	8.1%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of December 31, 2025, the Company has committed to provide up to $0.5 million of future funding related to two loan receivable investments.
Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Allowance for loan losses:
Balance at the beginning of the year	$6,094	$6,665	$6,611
(Recovery of) provision for loan losses	(1,047)	(571)	191
Write-off of uncollectible balances	—	—	(137)
Balance at the end of the year	$5,047	$6,094	$6,665
As of each of December 31, 2025 and 2024, the Company had one loan receivable investment with a principal balance of $1.2 million and a book value of zero, and three loans receivable investments with zero book value were on nonaccrual status.

As of December 31, 2025 and 2024, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

9.DEBT
Secured Indebtedness
The Company’s secured debt consists of the following (dollars in thousands):

	Principal Balance as of December 31, (1)		As of December 31, 2025
			Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)
Interest Rate Type	2025	2024			Maturity Date
Fixed Rate	$44,021	$46,110	2.86%	3.36%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.7 million and $0.8 million as of December 31, 2025 and 2024, respectively.
(2)    Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consist of the following (dollars in thousands):

		Principal Balance as of December 31, (1)
Title	Maturity Date	2025	2024
5.125% senior unsecured notes due 2026 (“2026 Notes”)	August 15, 2026	$—	$500,000
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	100,000	100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,250,000	$1,750,000
(1)    Principal balance does not include discount, net of $6.9 million and deferred financing costs, net of $7.4 million as of December 31, 2025 and does not include discount, net of $5.0 million and deferred financing costs, net of $9.0 million as of December 31, 2024. In addition, the weighted average effective interest rate as of December 31, 2025 was 3.66%.
The 2026 Notes and the 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.125% and 5.38%, respectively, per annum. Interest is payable semiannually on February 15 and August 15 of each year for the 2026 Notes and on May 17 and November 17 of each year for the 2027 Notes.
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
The 2031 Notes are redeemable at the option of the Operating Partnership, in whole or in part at any time and from time to time, prior to September 1, 2031, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to the redemption date, plus a make-whole premium. The Operating Partnership may also redeem the 2031 Notes on or after September 1, 2031, at a price equal to 100% of the principal amount, together with any accrued and unpaid interest to the redemption date.
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
The Company was in compliance with all applicable financial covenants under the indentures and agreements (the “Senior Notes Indentures”) governing the 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) outstanding as of December 31, 2025.
Credit Agreement
On January 4, 2023, the Operating Partnership and Sabra Canadian Holdings, LLC (together, the “Borrowers”), and the other parties thereto entered into a sixth amended and restated unsecured credit agreement (the “Credit Agreement”). During the year ended December 31, 2023, the Company recognized $1.5 million of loss on extinguishment of debt related to write-offs of deferred financing costs in connection with amending and restating its prior unsecured credit agreement.
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
As of December 31, 2025, there was $217.6 million (including CAD $33.7 million) outstanding under the Revolving Credit Facility and $782.4 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA, as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of December 31, 2025, the weighted average interest rate on the Revolving Credit Facility was 4.79%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of December 31, 2025, the interest rate on the U.S. dollar Term Loan was 5.12%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate, as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of December 31, 2025, the interest rate on the Canadian dollar Term Loan was 3.55%.
The Company has interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of December 31, 2025, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar Term Loan and the CAD $33.7 million outstanding as of December 31, 2025 under the Revolving Credit Facility are designated as net investment hedges. See Note 10, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of December 31, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
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
The term loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Daily SOFR, (b) Term SOFR or (c) the Base Rate, each as defined in the Term Loan Credit Agreement. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Term Loan Credit Agreement, and will range from 0.800% to 1.600% per annum for SOFR-based borrowings and 0.000% to 0.600% per annum for borrowings at the Base Rate. As of December 31, 2025, the interest rate on the U.S. dollar term loan under the Term Loan Credit Agreement was 5.07%.
On June 27, 2025, the Company entered into forward starting interest rate swaps with an effective date of July 30, 2025 and an aggregate notional amount of $500.0 million which fix the SOFR portion of the interest rate for SOFR-based borrowings at a weighted average rate of 3.44%. As of December 31, 2025, the effective interest rate on the $500.0 million U.S. dollar term loan under the Term Loan Credit Agreement was 4.64%.
The obligations of the Borrowers under the Term Loan Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
Interest Expense
During the years ended December 31, 2025, 2024 and 2023, the Company incurred interest expense of $112.5 million, $115.3 million and $113.0 million, respectively. Interest expense includes non-cash interest expense of $8.0 million, $10.5 million and $12.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the Company had $9.6 million and $16.1 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2025 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
2026	$2,147	$—	$—	$—	$2,147
2027	2,206	217,584	—	100,000	319,790
2028	2,266	—	539,425	—	541,691
2029	2,328	—	—	350,000	352,328
2030	2,392	—	500,000	—	502,392
Thereafter	32,682	—	—	800,000	832,682
Total Debt	44,021	217,584	1,039,425	1,250,000	2,551,030
Discount, net	—	—	—	(6,859)	(6,859)
Deferred financing costs, net	(746)	—	(7,114)	(7,415)	(15,275)
Total Debt, Net	$43,275	$217,584	$1,032,311	$1,235,726	$2,528,896
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2025, the Company reclassified $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur. As of December 31, 2025, approximately $0.4 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses Canadian dollar denominated debt to hedge its exposure to changes in foreign exchange rates on these foreign investments.

Derivative Instruments
The following presents the notional amount of derivative instruments as of the dates indicated (in thousands):

	As of December 31,
	2025	2024
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$930,000	$430,000
Denominated in Canadian Dollars	$150,000	$150,000
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$—	$46,270
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$183,700	$189,600
Derivatives not designated as net investment hedges:
Denominated in Canadian Dollars	$—	$10,030
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company at December 31, 2025 and 2024 (dollars in thousands):

		Count as of December 31, 2025			Maturity Dates as of December 31, 2025
			Fair Value as of December 31,
Type	Designation		2025	2024		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	4	$3,378	$14,085	2028	Accounts receivable, prepaid expenses and other assets, net
Cross currency interest rate swaps	Net investment	—	—	6,290	—	Accounts receivable, prepaid expenses and other assets, net
			$3,378	$20,375
Liabilities:
Interest rate swaps	Cash flow	7	$1,281	$—	2028 - 2030	Accounts payable and accrued liabilities
CAD borrowings under Revolving Credit Facility	Net investment	1	24,584	27,554	2027	Revolving credit facility
CAD Term Loan	Net investment	1	109,425	104,370	2028	Term loans, net
			$135,290	$131,924

The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income			Gain Reclassified from Accumulated Other Comprehensive (Loss) Income Into Income			Income Statement Location
	For the year ended December 31,
	2025	2024	2023	2025	2024	2023
Cash Flow Hedges:
Interest rate products	$(4,322)	$12,549	$13,116	$6,445	$9,413	$8,332	Interest expense
Net Investment Hedges:
Foreign currency products	(1,418)	3,075	(664)	—	—	—	N/A
CAD borrowings under Revolving Credit Facility	(417)	(1,916)	(3,456)	—	—	—	N/A
CAD Term Loan	(5,055)	8,820	(2,465)	—	—	—	N/A
	$(11,212)	$22,528	$6,531	$6,445	$9,413	$8,332
During the years ended December 31, 2025, 2024 and 2023, no cash flow hedges were determined to be ineffective.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2025, the Company’s derivatives were all designated as hedging instruments. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $0.3 million of other expense, $0.5 million of other income and $18,000 of other expense, respectively, related to the portion of derivatives not designated as hedging instruments.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,378	$—	$3,378	$(212)	$—	$3,166
Offsetting Liabilities:
Derivatives	$1,281	$—	$1,281	$(212)	$—	$1,069

As of December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$20,375	$—	$20,375	$—	$—	$20,375
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million. As of December 31, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

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
Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The carrying values of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and the Credit Agreement and Term Loan Credit Agreement are reasonable estimates of fair value because of the short-term maturities and/or monthly repricing of these instruments. Fair values for other financial instruments are derived as follows:
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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The Company estimates the fair value of derivative instruments using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2025 and 2024 whose carrying amounts do not approximate their fair value (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$377,249	$368,747	$381,035	$391,010	$381,468	$397,791
Preferred equity investments	65,171	65,353	66,858	60,915	61,116	62,765
Financial liabilities:
Senior Notes	1,250,000	1,235,726	1,180,495	1,750,000	1,736,025	1,617,779
Secured indebtedness	44,021	43,275	34,101	46,110	45,316	33,635
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.
The Company determined the fair value of financial instruments as of December 31, 2025 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$381,035	$—	$—	$381,035
Preferred equity investments	66,858	—	—	66,858
Financial liabilities:
Senior Notes	1,180,495	—	1,180,495	—
Secured indebtedness	34,101	—	—	34,101
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
Items Measured at Fair Value on a Recurring Basis
During the year ended December 31, 2025, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$3,378	$—	$3,378	$—
Financial liabilities:
Interest rate swaps	1,281	—	1,281	—

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
During the year ended December 31, 2025, the Company utilized the forward feature of the Prior ATM Program to allow for the sale of up to 15.3 million shares of the Company’s common stock at an initial weighted average price of $17.69 per share, net of commissions, and the Company issued 13.6 million shares in settlement of certain outstanding forward sale agreements, at a weighted average net price of $17.26 per share, after commissions and fees, resulting in net proceeds of $234.8 million.
As of December 31, 2025, 3.2 million shares remained outstanding under the Prior ATM Program’s forward sale agreements, with an initial weighted average price of $18.10 per share, net of commissions.
No other shares were sold under the Prior ATM Program during the year ended December 31, 2025.
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
During the year ended December 31, 2025, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 14.1 million shares of the Company’s common stock at an initial weighted average price of $18.71 per share, net of commissions, and these shares remained outstanding as of December 31, 2025.
No other shares were sold under the ATM Program during the year ended December 31, 2025.
As of December 31, 2025, the Company had $482.9 million available under the ATM Program.
During the years ended December 31, 2025, 2024 and 2023, the Company issued 0.5 million, 0.3 million and 0.3 million shares, respectively, of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $5.5 million, $2.6 million and $1.8 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income
The following is a summary of the Company’s accumulated other comprehensive income (in thousands):

	As of December 31,
	2025	2024
Foreign currency translation loss	$(1,371)	$(4,778)
Unrealized (loss) gain on cash flow hedges	(2,200)	25,718
Total accumulated other comprehensive (loss) income	$(3,571)	$20,940

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
Restricted Stock Units and Performance-Based Restricted Stock Units
Under the 2009 Performance Incentive Plan, restricted stock units and performance-based restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted stock units may accelerate, as defined in the grant, upon death, disability, a change in control or involuntary termination of employment in connection with a change in control, and other events. When vested (and subject to any applicable deferral or holdback period), each performance-based restricted stock unit is convertible into one share of common stock, subject to any deferrals in issuance pursuant to the grant. The restricted stock units are valued on the grant date based on the market price of the Company’s common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. In addition, since the shares to be issued may vary based on the performance of the Company, the Company must make assumptions regarding the projected performance criteria and the shares that will ultimately be issued. The amount of FFO Units that will ultimately vest is dependent on the amount by which the Company’s funds from operations as adjusted (“FFO”) differs from a target FFO amount for a period specified in each grant and will range from 0% to 200% of the FFO Units initially granted. Similarly, the amount of TSR Units that will ultimately vest is dependent on the amount by which the total shareholder return (“TSR”) of the Company’s common stock differs from a predefined peer group for a period specified in each grant and will range from 0% to 200% of the TSR Units initially granted. Upon any payment of shares as a result of restricted stock unit vestings, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company’s common stock on the date the relevant transaction occurs.
The following table summarizes additional information concerning restricted stock units at December 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2024	2,574,191	$14.94
Granted	983,708	18.76
Vested	(1,102,085)	15.03
Dividends reinvested	221,574	14.71
Cancelled/forfeited	(179,133)	12.58
Unvested as of December 31, 2025	2,498,255	$16.56
As of December 31, 2025, the weighted average remaining vesting period of restricted stock units was 2.6 years. The weighted average fair value per share at the date of grant for restricted stock units for the years ended December 31, 2025, 2024 and 2023 was $18.76, $17.49 and $14.73, respectively. The total fair value of units vested during the years ended December 31, 2025, 2024 and 2023 was $16.6 million, $13.2 million and $9.1 million, respectively.
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

	2025	2024	2023
Risk free interest rate	3.52% - 4.31%	3.98% - 4.31%	3.98% - 4.13%
Expected stock price volatility	23.43% - 28.61%	28.61% - 30.17%	30.17% - 56.11%
Expected service period	3.0 years	3.0 years	3.0 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $11.4 million, $9.0 million and $7.9 million, respectively, of stock-based compensation expense included in general and administrative expense in the consolidated statements of income. As of December 31, 2025, there was $29.5 million of total unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Benefit Plan
The Company maintains a 401(k) plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company provides a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During the years ended December 31, 2025, 2024 and 2023, the Company’s matching contributions were $0.4 million, $0.4 million and $0.3 million, respectively.

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
The following is a summary of the Company’s provision for income taxes and deferred taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Provision for federal, state and local income taxes	$1,726	$1,006	$2,002
Provision for (recovery of) foreign income taxes	111	(1)	—
Income tax expense	$1,837	$1,005	$2,002

	As of December 31,
	2025	2024
Deferred tax assets:
Federal	$12,489	$10,597
Valuation allowance on federal	(12,489)	(10,597)
Foreign	3,730	4,944
Valuation allowance on foreign	(3,730)	(4,944)
	$—	$—
The Company classifies interest and penalties from significant uncertain tax positions as interest expense and operating expenses, respectively, in its consolidated financial statements. During the years ended December 31, 2025, 2024 and 2023, the Company did not incur any such interest or penalties. With certain exceptions, the tax years 2022 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

15.EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income attributable to Sabra Health Care REIT, Inc.	$155,609	$126,712	$13,756
Denominator
Basic weighted average common shares and common equivalents	241,312,309	233,498,736	231,203,391
Dilutive restricted stock units	2,871,902	2,446,335	1,589,387
Dilutive forward equity sale agreements	313,031	100,791	—
Diluted weighted average common shares	244,497,242	236,045,862	232,792,778
Net income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$0.64	$0.54	$0.06
Diluted common share	$0.64	$0.54	$0.06
During the years ended December 31, 2025, 2024 and 2023, approximately 700, 1,300 and 500 restricted stock units, respectively, and during the years ended December 31, 2025 and 2024, approximately 19,400 and 8,900 shares, respectively, related to forward equity sale agreements were excluded from computing diluted earnings per share because they were considered anti-dilutive.

16.COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of December 31, 2025, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On February 2, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on February 27, 2026 to common stockholders of record as of the close of business on February 13, 2026.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2025
(dollars in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)		Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Skilled Nursing/Transitional Care Facilities
Bedford, NH	$4,588	$1,911	$12,245	$—	$1,911	$10,021	$11,932	$(5,376)	1992/2010, 2019	11/15/10
Milford, NH	—	312	1,679	—	312	1,100	1,412	(1,032)	1890/2005	11/15/10
North Conway, NH	9,626	417	5,352	—	417	4,372	4,789	(2,210)	1988/2009	11/15/10
Wolfeboro, NH	8,109	454	4,531	—	454	3,745	4,199	(1,849)	1984/1986, 1987, 2009	11/15/10
Middletown, DE	—	1,650	21,730	—	1,650	21,730	23,380	(8,652)	2005	08/01/11
Dover, DE	—	4,940	15,500	—	4,940	15,500	20,440	(6,502)	1996/2016	08/01/11
Wilmington, DE	—	2,460	25,240	12,436	2,460	37,676	40,136	(12,873)	2009/2022	08/01/11
Millsboro, DE	—	1,640	22,620	—	1,632	22,620	24,252	(9,225)	2008	08/01/11
Warrington, PA	—	2,617	11,662	845	2,617	738	3,355	—	1958/2009/ 2016	03/30/12
Duffield, VA	—	509	5,018	1,333	509	5,964	6,473	(2,887)	1981/2013	05/10/12
Arlington, TX	—	3,783	14,219	—	3,783	13,702	17,485	(4,670)	2003/2012	11/30/12
Rockport, TX	—	1,005	6,628	—	1,005	6,212	7,217	(2,153)	2002/2012, 2018	11/30/12
Lincoln, NE	—	6,368	29,919	696	6,368	29,801	36,169	(9,067)	1962/1996, 2013	02/14/14
Fremont, NE	—	615	16,176	614	615	15,643	16,258	(4,607)	2008	02/14/14
Fremont, NE	—	615	2,943	60	615	2,654	3,269	(870)	1970/1979, 1983, 1994	02/14/14
Bartlesville, OK	—	1,332	6,904	986	1,332	7,470	8,802	(2,327)	1989/2019	10/29/14
Oklahoma City, OK	—	2,189	23,567	2,534	2,189	25,033	27,222	(7,536)	1963/1984, 2018, 2019	10/29/14
Norman, OK	—	869	5,236	785	869	5,520	6,389	(1,791)	2001/2013, 2019	10/29/14
Minneapolis, MN	—	2,931	6,943	1,190	2,931	7,968	10,899	(2,406)	1941/2014, 2019	08/17/17
Eugene, OR	—	2,205	28,700	2,252	2,205	30,952	33,157	(7,741)	1988/2016	08/17/17
Lebanon, OR	—	958	14,176	—	958	14,176	15,134	(3,193)	1974	08/17/17
Portland, OR	—	1,791	12,833	2,761	1,791	15,594	17,385	(4,561)	1964/2016	08/17/17
Tigard, OR	—	2,011	11,667	—	2,011	11,667	13,678	(2,716)	1975	08/17/17
Hillsboro, OR	—	1,387	14,028	—	1,387	14,028	15,415	(3,157)	1973	08/17/17
Junction City, OR	—	584	7,901	—	584	7,901	8,485	(1,846)	1966/2015	08/17/17
Eugene, OR	—	1,380	14,921	1,791	1,380	16,712	18,092	(4,502)	1966/2016	08/17/17
Coos Bay, OR	—	829	8,518	—	829	8,518	9,347	(2,065)	1968	08/17/17
Gladstone, OR	—	792	5,000	—	792	5,000	5,792	(1,193)	1961	08/17/17
Newport, OR	—	406	5,001	—	406	5,001	5,407	(1,140)	1973/2014	08/17/17

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Oregon City, OR	—	1,496	12,142	—	1,496	12,142	13,638	(2,732)	1974	08/17/17
Tacoma, WA	—	1,771	11,595	15	1,771	11,610	13,381	(3,044)	2017	08/17/17
Shoreline, WA	—	4,703	14,444	—	4,703	14,444	19,147	(3,367)	1993/2014	08/17/17
Sequim, WA	—	427	4,450	—	427	4,450	4,877	(1,256)	1974	08/17/17
Tacoma, WA	—	2,195	1,956	—	2,195	1,956	4,151	(637)	1972/2014	08/17/17
Vancouver, WA	—	1,782	15,116	—	1,782	15,116	16,898	(3,682)	1991	08/17/17
Lake Oswego, OR	—	5,947	13,401	—	5,947	13,401	19,348	(3,151)	2005/2016	08/17/17
Medford, OR	—	2,043	38,485	2,960	2,043	41,445	43,488	(10,227)	1974/2016	08/17/17
Seattle, WA	—	2,508	6,401	—	2,508	6,401	8,909	(1,524)	1970	08/17/17
Boise, ID	—	681	9,348	627	681	9,975	10,656	(2,392)	1979	08/17/17
Salem, OR	—	2,114	15,651	—	2,114	15,651	17,765	(3,629)	1981	08/17/17
Medford, OR	—	1,375	23,808	—	1,375	23,808	25,183	(5,568)	1961/2016	08/17/17
Northglenn, CO	—	1,662	26,014	3,258	1,662	29,272	30,934	(7,784)	1972/2016	08/17/17
Brighton, CO	—	1,933	11,624	200	1,933	11,824	13,757	(2,861)	1971	08/17/17
Santa Ana, CA	—	1,889	11,682	—	1,889	11,682	13,571	(2,562)	2008	08/17/17
La Mesa, CA	—	1,276	8,177	—	1,276	8,177	9,453	(1,864)	2012	08/17/17
Westminster, MD	—	2,128	6,614	487	2,128	6,977	9,105	(2,134)	1973/2010, 2019	08/17/17
Kansas City, MO	—	1,985	2,714	303	1,714	—	1,714	—	1983	08/17/17
Parkersburg, WV	—	697	10,688	285	697	10,911	11,608	(3,206)	1974/1999, 2019	08/17/17
Cincinnati, OH	—	2,686	10,062	700	2,686	10,762	13,448	(2,738)	1989/2015, 2023	08/17/17
Charlottesville, VA	—	2,840	8,450	1,176	2,840	9,147	11,987	(2,685)	1964/2009, 2019	08/17/17
Annandale, VA	—	7,241	17,727	3,218	7,241	20,150	27,391	(5,432)	1963/2013, 2019	08/17/17
Petersburg, VA	—	988	8,416	146	988	8,473	9,461	(2,196)	1970/2009	08/17/17
Petersburg, VA	—	1,174	8,858	151	1,174	8,942	10,116	(2,303)	1976/2010	08/17/17
Hagerstown, MD	—	1,393	13,438	150	1,393	13,477	14,870	(3,290)	1971/2010	08/17/17
Cumberland, MD	—	800	16,973	457	800	17,300	18,100	(4,261)	1968	08/17/17
Mount Pleasant, SC	—	2,689	3,942	205	2,689	4,147	6,836	(1,117)	1977/2015	08/17/17
Harrogate, TN	—	1,811	4,963	268	1,811	5,232	7,043	(1,386)	1990/2005	08/17/17
Conway, SC	—	1,408	10,784	551	1,408	11,335	12,743	(2,764)	1975	08/17/17
Baytown, TX	—	426	3,236	173	426	3,251	3,677	(896)	1975/2019	08/17/17
Huntsville, TX	—	302	3,153	75	302	3,168	3,470	(847)	1968/2019	08/17/17
Center, TX	—	231	1,335	312	231	1,477	1,708	(523)	1972/2019	08/17/17
Humble, TX	—	2,114	1,643	596	2,114	1,953	4,067	(753)	1972/2019	08/17/17
Houston, TX	—	1,019	5,734	318	1,019	5,807	6,826	(1,479)	1982/2019	08/17/17
Linden, TX	—	112	256	133	112	280	392	(128)	1968/2019	08/17/17

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Sherman, TX	—	469	6,310	255	469	6,338	6,807	(1,563)	1971/2019	08/17/17
Mount Pleasant, TX	—	250	6,913	345	250	7,160	7,410	(1,809)	1970/2019	08/17/17
Waxahachie, TX	—	416	7,259	976	416	7,968	8,384	(2,067)	1976/2019	08/17/17
Gilmer, TX	—	707	4,552	93	707	4,562	5,269	(1,198)	1990/2019	08/17/17
Sparks, NV	—	1,986	9,004	—	1,986	9,004	10,990	(2,255)	1988	08/17/17
Richmond, IN	—	259	9,819	131	259	9,819	10,078	(2,339)	1975/2005	08/17/17
Petersburg, IN	—	581	5,367	23	581	5,366	5,947	(1,369)	1970/2009	08/17/17
Maryville, MO	—	114	5,955	—	150	5,955	6,105	(1,562)	1972	08/17/17
Doniphan, MO	—	657	8,251	—	657	8,251	8,908	(2,041)	1991	08/17/17
Dixon, MO	—	521	3,358	—	75	360	435	(4)	1989/2011	08/17/17
Forsyth, MO	—	594	8,549	—	594	8,549	9,143	(2,146)	1993/2007	08/17/17
Seymour, MO	—	658	901	—	658	901	1,559	(316)	1990	08/17/17
Silex, MO	—	807	4,990	—	88	412	500	(8)	1991	08/17/17
Columbia, MO	—	2,322	6,547	—	2,322	6,547	8,869	(1,694)	1994	08/17/17
Strafford, MO	—	1,634	6,518	—	1,634	6,518	8,152	(1,648)	1995	08/17/17
Windsor, MO	—	471	6,819	—	471	6,819	7,290	(1,564)	1996	08/17/17
Conroe, TX	—	1,222	19,099	—	1,222	19,099	20,321	(4,278)	2001	08/17/17
Houston, TX	—	1,334	11,615	—	1,334	11,615	12,949	(2,711)	2003/2013	08/17/17
Humble, TX	—	1,541	12,332	645	1,541	12,806	14,347	(3,254)	2003/2019	08/17/17
Missouri City, TX	—	1,825	9,681	—	1,825	9,681	11,506	(2,347)	2005	08/17/17
Houston, TX	—	2,676	7,396	—	2,676	7,396	10,072	(1,835)	2005	08/17/17
Houston, TX	—	1,732	12,921	—	1,732	12,921	14,653	(2,992)	1999	08/17/17
Topeka, KS	—	176	2,340	—	176	2,340	2,516	(624)	1973/2013	08/17/17
Salina, KS	—	301	4,201	—	301	4,201	4,502	(1,071)	1981	08/17/17
Terre Haute, IN	—	1,067	7,061	—	1,067	7,061	8,128	(1,692)	1965/1984	08/17/17
Gas City, IN	—	345	8,852	—	345	8,852	9,197	(2,021)	1974/2022	08/17/17
Winchester, IN	—	711	5,554	—	711	5,554	6,265	(1,337)	1986/1998, 2021	08/17/17
Columbus, IN	—	1,290	10,714	—	1,290	10,714	12,004	(2,458)	1988/2004, 2022	08/17/17
Portland, IN	—	315	9,848	—	315	9,848	10,163	(2,293)	1964/2022	08/17/17
Clinton, IN	—	884	9,839	—	884	9,839	10,723	(2,406)	1971/2021	08/17/17
Las Vegas, NV	—	509	18,216	—	509	18,216	18,725	(3,995)	1964	08/17/17
Las Vegas, NV	—	3,169	7,863	—	3,169	7,863	11,032	(1,943)	1972/1997	08/17/17
Alameda, CA	—	3,078	22,328	—	3,078	22,328	25,406	(5,008)	1967/2021	08/17/17
Dover, NH	—	522	5,839	—	522	5,839	6,361	(1,822)	1969/1992, 2017	08/17/17
Augusta, ME	—	135	6,470	—	135	6,470	6,605	(1,587)	1967	08/17/17
Bangor, ME	—	302	1,811	2,211	302	3,771	4,073	(1,244)	1967/1993, 2019	08/17/17

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Bath, ME	—	250	1,934	—	250	1,934	2,184	(529)	1974	08/17/17
Brewer, ME	—	177	14,497	2,520	177	16,584	16,761	(4,192)	1974/1990, 2019	08/17/17
Kennebunk, ME	—	198	6,822	2,005	198	8,827	9,025	(2,370)	1977/2022	08/17/17
Norway, ME	—	791	3,680	—	791	3,680	4,471	(960)	1976	08/17/17
Yarmouth, ME	—	134	2,072	—	134	2,072	2,206	(581)	1952	08/17/17
Marlborough, MA	—	942	1,541	8,727	942	9,707	10,649	(4,199)	1973/2018	08/17/17
Bangor, ME	—	229	7,171	511	229	7,625	7,854	(1,897)	1969/1993, 2022	08/17/17
Orange, CA	—	4,163	14,755	—	4,163	14,755	18,918	(3,474)	1987/2020	08/17/17
Lancaster, TX	—	548	5,794	—	548	5,794	6,342	(1,500)	2008	08/17/17
Garland, TX	—	1,118	7,490	—	1,118	7,490	8,608	(1,847)	2008	08/17/17
Clarksville, TX	—	279	4,269	100	279	4,310	4,589	(1,210)	1989/2019	08/17/17
McKinney, TX	—	1,272	6,047	—	1,272	6,047	7,319	(1,601)	2006	08/17/17
Hendersonville, NC	—	1,611	3,503	1,100	1,611	4,603	6,214	(1,065)	1979/2024	08/17/17
Baytown, TX	—	579	22,317	103	579	22,403	22,982	(5,074)	2000/2013	08/17/17
Baytown, TX	—	589	20,475	362	589	20,636	21,225	(4,848)	2008	08/17/17
Houston, TX	—	1,300	13,353	31	1,300	13,372	14,672	(3,245)	2006	08/17/17
Pasadena, TX	—	1,148	23,579	47	1,148	23,595	24,743	(5,420)	2004	08/17/17
Webster, TX	—	904	10,315	24	904	10,326	11,230	(2,565)	2000/2009	08/17/17
Beaumont, TX	—	945	20,424	272	945	20,607	21,552	(4,703)	2009	08/17/17
Orange, TX	—	711	10,737	186	711	10,859	11,570	(2,594)	2006	08/17/17
Terre Haute, IN	—	644	37,451	59	644	37,511	38,155	(9,310)	1996/2013	08/17/17
Savannah, GA	—	1,235	3,765	18	1,235	3,783	5,018	(1,197)	1970/2015	08/17/17
Bowling Green, KY	—	280	13,975	32	280	14,007	14,287	(3,422)	1970/2015	08/17/17
Calvert City, KY	—	1,176	7,012	25	1,176	7,037	8,213	(1,827)	1962/2015	08/17/17
Winchester, KY	—	554	13,207	43	554	13,250	13,804	(3,306)	1967/2015	08/17/17
Calhoun, KY	—	613	7,643	30	613	7,673	8,286	(2,045)	1963/2015	08/17/17
Bremen, IN	—	173	7,393	38	173	7,431	7,604	(1,813)	1982/2015	08/17/17
Muncie, IN	—	374	27,429	38	374	27,467	27,841	(6,203)	1980/2013	08/17/17
Lebanon, IN	—	612	11,755	39	612	11,794	12,406	(2,823)	1977/2012	08/17/17
Marietta, GA	—	364	16,116	20	364	16,137	16,501	(3,956)	1969/2015	08/17/17
Danville, KY	—	790	9,356	32	790	9,388	10,178	(2,699)	1962/2015	08/17/17
Owensboro, KY	—	1,048	22,587	40	1,048	22,627	23,675	(5,310)	1963/2011	08/17/17
Memphis, TN	—	1,633	9,371	21	1,633	9,392	11,025	(2,413)	1981/2015	08/17/17
Norfolk, VA	—	705	16,451	33	705	16,485	17,190	(4,376)	1969/2015	08/17/17
Harrodsburg, KY	—	1,049	9,851	21	1,049	9,872	10,921	(2,700)	1975/2016	08/17/17
Cookeville, TN	—	1,034	15,555	32	1,034	15,586	16,620	(3,743)	1979/2016	08/17/17

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Roanoke Rapids, NC	—	373	10,308	25	373	10,334	10,707	(2,728)	1967/2015	08/17/17
Kinston, NC	—	954	7,987	73	954	8,059	9,013	(2,389)	1960/2015	08/17/17
Chapel Hill, NC	—	809	2,703	1,191	809	3,893	4,702	(1,364)	1984/2015	08/17/17
Pine Knot, KY	—	208	7,665	23	208	7,689	7,897	(1,907)	1990	08/17/17
Bardstown, KY	—	634	4,094	16	634	4,110	4,744	(1,191)	1968/2010	08/17/17
Glasgow, KY	—	83	2,057	28	83	2,086	2,169	(730)	1968	08/17/17
Carrollton, KY	—	124	1,693	21	124	1,714	1,838	(630)	1978/2016	08/17/17
Horse Cave, KY	—	208	7,070	38	208	7,108	7,316	(1,927)	1993	08/17/17
Lawrenceburg, KY	—	635	9,861	17	635	9,879	10,514	(2,485)	1973	08/17/17
Annville, KY	—	479	6,078	17	479	6,095	6,574	(1,502)	1989	08/17/17
Louisville, KY	—	3,528	4,653	24	3,528	4,677	8,205	(1,444)	1982/2012	08/17/17
Louisville, KY	—	2,207	20,733	38	2,207	20,770	22,977	(4,830)	1991/2010	08/17/17
Tompkinsville, KY	—	333	9,556	26	333	9,582	9,915	(2,384)	1969	08/17/17
Radcliff, KY	—	1,815	7,470	34	1,815	7,504	9,319	(2,364)	1986	08/17/17
Hartford, KY	—	312	8,189	21	312	8,210	8,522	(2,087)	1967	08/17/17
Louisville, KY	—	427	6,003	38	427	6,041	6,468	(1,632)	1975/2005	08/17/17
Louisville, KY	—	1,134	9,166	28	1,134	9,194	10,328	(2,554)	1979/2013	08/17/17
Lexington, KY	—	2,558	4,311	2,101	2,558	6,412	8,970	(1,321)	1989	08/17/17
Columbia, KY	—	114	11,141	28	114	11,169	11,283	(2,719)	1965	08/17/17
Savannah, GA	—	2,194	11,711	—	2,194	11,711	13,905	(2,737)	1972	08/17/17
Durham, NC	—	470	9,633	—	470	9,633	10,103	(2,230)	1968/2006	08/17/17
Raleigh, NC	—	1,155	11,749	—	1,155	11,749	12,904	(2,786)	1971	08/17/17
Raleigh, NC	—	926	17,649	—	926	17,649	18,575	(4,112)	1967/2007	08/17/17
Wilmington, NC	—	611	5,051	—	611	5,051	5,662	(1,336)	1966/2013	08/17/17
Winston-Salem, NC	—	879	3,283	—	879	3,283	4,162	(991)	1965	08/17/17
Lincolnton, NC	—	—	9,967	—	—	9,967	9,967	(2,372)	1976	08/17/17
Monroe, NC	—	166	5,906	—	166	5,906	6,072	(1,564)	1963/2005	08/17/17
Zebulon, NC	—	594	8,559	—	594	8,559	9,153	(1,956)	1973/2010	08/17/17
Rocky Mount, NC	—	—	18,314	—	—	18,314	18,314	(4,109)	1975	08/17/17
DeSoto, TX	—	942	6,033	320	942	6,353	7,295	(1,655)	1987	08/17/17
Trinity, TX	—	363	3,852	—	363	3,852	4,215	(1,081)	1985/2019	08/17/17
Marshall, TX	—	732	4,288	—	683	4,288	4,971	(1,186)	2008	08/17/17
Warren, MI	—	2,052	25,539	—	2,052	25,539	27,591	(6,591)	1961/2001	08/17/17
Hamburg, NY	—	1,026	54,086	—	1,026	54,086	55,112	(12,202)	1983/2014	08/17/17
East Patchogue, NY	—	2,181	30,373	—	2,181	30,373	32,554	(7,208)	1988/2011	08/17/17
Williamsville, NY	—	1,122	46,413	—	1,122	46,413	47,535	(10,281)	1992/2007	08/17/17

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Cheektowaga, NY	—	1,164	29,905	—	1,164	29,905	31,069	(7,020)	1979/2006	08/17/17
North Tonawanda, NY	—	830	29,488	—	830	29,488	30,318	(6,919)	1982/2007	08/17/17
West Seneca, NY	—	1,325	26,839	—	1,325	26,839	28,164	(6,181)	1974/2008	08/17/17
Beverly, MA	—	2,410	13,588	—	2,410	13,588	15,998	(4,209)	1965/2015	08/17/17
Lancaster, MA	—	343	7,733	—	343	7,733	8,076	(1,851)	1970/2005	08/17/17
New London, CT	—	505	2,248	550	505	2,798	3,303	(1,000)	1967/2016	08/17/17
Enfield, CT	—	437	16,461	231	437	16,692	17,129	(4,083)	1968/2015	08/17/17
Fishkill, NY	—	964	30,107	581	964	30,632	31,596	(7,221)	1995	08/17/17
Highland, NY	—	4,371	11,473	495	4,371	11,941	16,312	(2,994)	1998	08/17/17
Beacon, NY	—	—	25,400	507	—	25,885	25,885	(6,358)	2002	08/17/17
Sudbury, MA	—	2,017	3,458	421	1,736	2,264	4,000	—	1997/2021	08/17/17
Long Beach, CA	—	2,939	11,782	—	2,939	11,690	14,629	(2,965)	1968/2011	09/19/17
Anaheim, CA	—	2,044	14,167	121	2,044	14,288	16,332	(3,489)	1968/2011	09/19/17
Fairfield, CA	—	586	23,582	—	586	23,582	24,168	(5,406)	1966/2006	09/19/17
Baldwin Park, CA	—	2,270	17,063	262	2,270	17,325	19,595	(4,134)	1970/2015	09/19/17
Grand Terrace, CA	—	432	9,382	—	432	9,382	9,814	(2,286)	1945/2017	09/19/17
Pacifica, CA	—	1,510	27,397	—	1,510	27,397	28,907	(6,193)	1975	09/19/17
Burien, WA	—	823	17,431	204	826	17,636	18,462	(4,170)	1965/2014	09/19/17
Seattle, WA	—	4,802	7,927	70	4,802	7,997	12,799	(2,121)	1963/2016	09/19/17
Huntington Beach, CA	—	2,312	9,885	—	2,312	9,885	12,197	(2,399)	1965/2010	09/19/17
Chatsworth, CA	—	7,841	16,916	—	7,841	16,916	24,757	(4,276)	1976	09/19/17
Woodland, CA	—	504	7,369	—	504	7,369	7,873	(1,881)	1975/2010	09/19/17
Danville, CA	—	1,491	17,157	—	1,491	17,157	18,648	(4,058)	1965	09/19/17
Van Nuys, CA	—	2,456	16,462	—	2,456	16,462	18,918	(3,751)	1958/2015	09/19/17
Lomita, CA	—	2,743	14,734	—	2,743	14,734	17,477	(3,648)	1969	09/19/17
Sacramento, CA	—	2,846	17,962	—	2,846	17,962	20,808	(4,196)	1972	09/19/17
Issaquah, WA	—	10,125	7,771	5	10,125	7,776	17,901	(2,182)	1975/2012	09/19/17
Long Beach, CA	—	3,157	22,067	—	3,157	22,067	25,224	(5,282)	1966/2014	09/19/17
Long Beach, CA	—	2,857	5,878	—	2,857	5,878	8,735	(1,518)	1952/2013	09/19/17
Lodi, CA	—	812	21,059	—	812	21,059	21,871	(4,691)	1965	09/19/17
Riverside, CA	—	1,717	13,806	—	1,717	13,806	15,523	(3,597)	1966	09/19/17
Woodland, CA	—	278	16,729	286	278	17,015	17,293	(3,947)	1930/2007	09/19/17
Bee Cave, TX	—	2,107	10,413	—	2,107	10,413	12,520	(2,834)	2014	12/15/17
El Monte, CA	—	2,058	19,671	—	2,058	19,671	21,729	(4,535)	1965	01/10/18
Shoreline, WA	—	8,861	11,478	302	8,788	11,780	20,568	(3,201)	1964/2012	01/19/18
Elizabethtown, KY	—	729	—	19,414	729	19,414	20,143	(2,071)	2021	05/27/21

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Crown Point, IN	—	1,491	14,665	272	1,491	14,937	16,428	(1,014)	2015/2024	11/01/23
Dyer, IN	—	1,859	19,562	500	1,859	20,062	21,921	(1,336)	2015/2024	11/01/23
	22,323	298,922	2,451,080	94,563	297,114	2,505,447	2,802,561	(635,685)
Senior Housing - Leased
Exeter, NH	1,407	571	7,183	—	571	5,847	6,418	(2,984)	1987	11/15/10
Nashua, NH	4,151	—	5,654	—	—	4,566	4,566	(2,179)	1989	11/15/10
Keene, NH	2,759	304	3,992	—	304	3,241	3,545	(1,773)	1995	11/15/10
Dover, NH	1,747	801	10,036	—	801	8,317	9,118	(4,168)	1987/2009, 2019	11/15/10
Green Bay, WI	—	256	2,262	1,032	256	1,976	2,232	(894)	2004/2011	11/22/11
Rockport, TX	—	789	607	—	789	475	1,264	(216)	1996/2018	11/30/12
Cadillac, MI	—	217	3,000	—	217	2,920	3,137	(1,074)	2001/2006, 2023	12/14/12
Greenville, MI	—	684	5,832	372	684	5,965	6,649	(2,226)	1999/2001, 2012, 2013, 2018	12/14/12
Manistee, MI	—	952	2,578	2,547	952	5,076	6,028	(2,490)	2002/2017	12/14/12
Mason, MI	—	198	4,131	43	198	4,074	4,272	(1,564)	2009/2012	12/14/12
Alpena, MI	—	546	13,139	28	546	13,028	13,574	(4,443)	2006/2008, 2010	12/14/12
Fremont, NE	—	504	17,670	283	504	17,241	17,745	(5,191)	1989/2002	02/14/14
Norfolk, NE	—	217	9,906	4,978	217	14,231	14,448	(4,813)	1989/1991, 1994, 2018, 2019	02/14/14
Fort Wayne, IN	11,634	2,300	21,115	2,747	2,300	23,091	25,391	(8,611)	2011/2016, 2018	04/30/14
Brandon, FL	—	1,283	8,424	1,006	1,283	8,720	10,003	(2,530)	1999/2016	10/01/14
Lecanto, FL	—	1,031	5,577	805	1,023	5,681	6,704	(1,892)	1997/2016	10/01/14
Zephyrhills, FL	—	1,688	9,098	546	1,688	8,878	10,566	(2,838)	2008/2016, 2025	10/01/14
Sun City West, AZ	—	930	9,170	248	930	9,418	10,348	(2,779)	2012	07/01/16
Santa Fe, NM	—	1,866	19,441	—	2,157	21,736	23,893	(5,883)	2006	09/23/16
Santa Fe, NM	—	670	7,743	430	670	8,380	9,050	(1,129)	2020	09/23/16
Franklin, NH	—	292	6,889	211	292	7,110	7,402	(2,197)	1988	11/30/16
Brenham, TX	—	476	11,912	—	476	11,922	12,398	(3,530)	1991	12/02/16
Keizer, OR	—	1,220	31,783	—	1,220	31,783	33,003	(7,152)	1970/2021	08/17/17
Lawrence, KS	—	584	4,431	—	584	4,431	5,015	(1,117)	1995/2014	08/17/17
Salina, KS	—	584	3,020	—	584	3,020	3,604	(757)	1989/2014	08/17/17
Topeka, KS	—	313	5,492	—	313	5,492	5,805	(1,272)	1986/2014	08/17/17
Lafayette, CO	—	1,085	19,243	9	1,883	19,205	21,088	(4,465)	2016	12/15/17
Knoxville, TN	—	1,603	9,219	—	1,603	9,219	10,822	(2,270)	2017	08/31/18
Shavano Park, TX	—	2,131	11,541	—	2,131	11,541	13,672	(2,598)	2015	08/31/18
Jasper, IN	—	657	25,226	—	1,156	32,448	33,604	(3,202)	2019	10/01/21

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Norman, OK	—	557	2,663	2,533	557	5,196	5,753	(310)	1999/2024	02/01/23
Florence, KY	—	1,193	34,130	150	1,193	34,280	35,473	(1,689)	2021	04/01/24
	21,698	26,502	332,107	17,968	28,082	348,508	376,590	(90,236)
Senior Housing - Managed
Frankenmuth, MI	—	5,027	20,929	2,246	5,027	25,155	30,182	(7,727)	1982/2008	09/21/12
Gaylord, MI	—	2,024	5,467	231	2,024	5,753	7,777	(2,535)	2002	12/14/12
Tawas, MI	—	258	3,713	624	258	4,475	4,733	(2,011)	2005/2024	12/14/12
Marshfield, WI	—	574	8,733	304	574	8,877	9,451	(3,120)	2010	12/18/12
Woodstock, VA	—	597	5,465	437	597	5,831	6,428	(1,965)	1996/2015, 2024	06/28/13
Allen, TX	—	2,190	45,767	2,410	2,190	52,256	54,446	(14,228)	2004/2010, 2024	09/25/14
Gainesville, FL	—	2,139	44,789	2,267	2,139	48,687	50,826	(14,173)	1986/2013, 2015, 2019, 2024	09/25/14
McKinney, TX	—	2,760	44,397	3,021	2,760	49,790	52,550	(13,654)	2006/2010, 2019, 2024	09/25/14
Raleigh, NC	—	2,344	37,506	2,010	2,344	43,549	45,893	(12,437)	2002/2014, 2022	09/25/14
San Luis Obispo, CA	—	4,992	30,909	1,382	4,992	34,478	39,470	(10,369)	1987/2006, 2015, 2021, 2023	09/25/14
Winston-Salem, NC	—	2,995	24,428	1,159	2,995	26,424	29,419	(7,705)	2001/2023	09/25/14
Longview, TX	—	805	26,498	1,605	805	27,794	28,599	(7,852)	1985/2010	09/25/14
Kansas City, MO	—	1,325	20,510	2,218	1,325	25,598	26,923	(6,849)	1983/2024	09/25/14
Yuma, AZ	—	530	21,775	1,141	530	23,205	23,735	(6,511)	1996/2014, 2025	09/25/14
Nashville, TN	—	1,996	19,368	2,396	1,996	23,882	25,878	(6,346)	1986/2000, 2024	09/25/14
Branford, CT	—	2,403	18,821	1,667	2,403	23,254	25,657	(6,439)	1987/2023	09/25/14
Richmond, VA	—	1,080	19,545	1,875	1,080	23,375	24,455	(6,948)	1989/2007, 2022	09/25/14
Auburn, AL	—	3,209	17,326	1,277	3,209	19,988	23,197	(5,670)	2001/2024	09/25/14
Menomonee Falls, WI	—	1,477	18,778	893	1,477	21,034	22,511	(5,850)	2005/2006, 2007/2011, 2019, 2025	09/25/14
Glenville, NY	—	978	18,257	1,272	978	21,168	22,146	(6,045)	2001/2014, 2024	09/25/14
Eustis, FL	—	1,152	17,523	713	1,152	18,568	19,720	(5,451)	1984/1988, 2013	09/25/14
Phoenix, AZ	—	2,567	12,029	1,198	2,567	13,091	15,658	(3,925)	1986	09/25/14
Jonesboro, AR	—	1,782	11,244	1,195	1,782	12,916	14,698	(3,653)	1999	09/25/14
Ogden, UT	—	794	10,873	1,515	794	14,063	14,857	(3,695)	1985/2016, 2024	09/25/14
Olympia, WA	—	2,477	23,767	1,743	2,477	27,482	29,959	(7,712)	1986/2016, 2024	10/07/14
Windsor, ON	—	1,360	16,855	729	1,334	17,373	18,707	(4,780)	1998	06/11/15
London, ON	—	960	19,056	775	940	19,640	20,580	(5,238)	1998/2015, 2019	06/11/15
Kelowna, BC	—	2,321	8,308	878	2,275	9,888	12,163	(2,624)	1990/2019, 2020	06/11/15
Waterloo, ON	—	1,823	22,135	482	1,786	22,049	23,835	(6,014)	2005/2015	06/11/15

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Sarnia, ON	—	1,187	20,346	1,227	1,162	21,037	22,199	(1,890)	2000/2019, 2024	06/11/15
Kamloops, BC	—	679	8,024	300	664	8,390	9,054	(2,324)	1992/2014	06/11/15
Vernon, BC	—	843	10,724	449	264	11,177	11,441	(3,000)	1990/2008, 2021	06/11/15
Penticton, BC	—	763	6,771	436	747	7,681	8,428	(2,108)	1990/1991, 2014, 2019	06/11/15
Calgary, AB	—	3,908	20,996	1,436	3,832	21,794	25,626	(5,738)	2013/2023	09/17/15
Lake Stevens, WA	—	1,559	9,059	243	1,559	9,351	10,910	(2,508)	1998/2012	09/17/15
Eugene, OR	—	1,428	16,138	263	1,428	16,145	17,573	(4,273)	1996/1997, 2011, 2019	09/17/15
Tualatin, OR	—	527	14,659	207	527	14,723	15,250	(3,882)	1995/1997, 2019	09/17/15
Salem, OR	—	1,074	19,421	587	1,074	19,483	20,557	(5,252)	1989/1995, 2018	09/17/15
Fredericksburg, VA	—	1,379	21,209	346	1,379	21,594	22,973	(5,947)	2016	07/14/16
Round Rock, TX	—	679	13,642	58	679	13,824	14,503	(3,907)	2016	08/01/16
Henderson, NV	—	1,430	21,850	187	1,430	22,156	23,586	(5,688)	2016	12/01/16
Cedar Park, TX	—	1,035	13,127	553	1,035	14,513	15,548	(3,425)	2017/2024	06/01/17
Ramsey, MN	—	1,182	13,280	326	1,182	14,024	15,206	(3,584)	2015	10/06/17
Marshfield, WI	—	500	4,134	143	500	4,439	4,939	(1,264)	2014	10/06/17
Dover, DE	—	2,797	23,054	711	2,797	24,797	27,594	(5,648)	1999/2025	01/02/18
Charleston, WV	—	419	4,239	1,133	419	4,863	5,282	(1,552)	1969	01/02/18
Williamsport, PA	—	296	9,191	1,056	296	9,931	10,227	(2,645)	1990/2009	01/02/18
Reading, PA	—	684	12,950	412	684	13,322	14,006	(3,296)	2004	01/02/18
Scott Depot, WV	—	230	6,271	857	230	6,786	7,016	(1,894)	1996	01/02/18
Clarks Summit, PA	—	406	9,471	1,590	406	10,307	10,713	(2,692)	1997	01/02/18
Wyncote, PA	—	1,781	4,911	1,502	1,781	6,715	8,496	(1,811)	1909/2024	01/02/18
Douglassville, PA	—	611	19,083	634	611	19,562	20,173	(4,555)	2008	01/02/18
Milford, DE	—	1,199	18,786	832	1,199	20,461	21,660	(4,568)	1999/2025	01/02/18
Oak Hill, WV	—	609	2,636	1,268	609	3,842	4,451	(1,502)	2001/2014	01/02/18
Lewisburg, WV	—	355	5,055	808	355	5,503	5,858	(1,562)	1995	01/02/18
Winnebago, IL	—	263	3,743	39	263	3,835	4,098	(952)	2007	01/31/18
Pewaukee, WI	—	1,019	3,606	52	1,019	3,663	4,682	(863)	2010	04/16/18
Pewaukee, WI	—	661	5,680	41	661	5,858	6,519	(1,259)	2015	04/16/18
Strasburg, VA	—	666	5,551	417	666	6,024	6,690	(1,383)	2001/2024	04/30/18
Sarasota, FL	—	1,440	22,541	164	1,440	22,778	24,218	(4,789)	2018	05/18/18
Beavercreek, OH	—	1,622	24,215	7,823	1,622	32,076	33,698	(8,276)	2016	11/01/18
Richardson, TX	—	2,282	10,556	474	2,282	12,296	14,578	(2,593)	1999/2020	11/01/19
Poway, CA	—	3,693	14,467	1,144	3,693	16,050	19,743	(3,051)	1987/2011, 2021	11/22/19
McCordsville, IN	—	1,587	31,315	352	1,587	31,737	33,324	(5,253)	2017	01/07/20

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
New Braunfels, TX	—	1,312	23,108	1,095	1,312	25,065	26,377	(4,530)	2015/2025	01/15/20
Louisville, KY	—	1,841	21,827	182	1,841	22,037	23,878	(3,574)	2015	01/31/20
Sellersburg, IN	—	1,060	28,702	5,973	1,060	34,741	35,801	(5,718)	2015	04/01/20
Augusta, GA	—	419	24,958	280	459	29,367	29,826	(4,393)	2018	03/05/21
Anchorage, AK	—	1,965	29,533	204	1,965	29,834	31,799	(3,943)	2019	05/01/21
Loveland, OH	—	3,691	21,168	179	3,691	21,466	25,157	(2,533)	2017	02/01/22
Indianapolis, IN	—	4,950	32,631	203	6,299	42,018	48,317	(4,112)	2017	08/01/22
Saginaw, MI	—	1,651	29,283	1,751	1,651	31,199	32,850	(3,305)	2013/2023	08/01/22
Madeira, OH	—	2,858	42,670	148	2,858	43,178	46,036	(3,576)	2019	02/01/23
Columbus, IN	—	2,781	36,482	197	2,781	36,740	39,521	(1,636)	2019	07/01/24
Cincinnati, OH	—	3,089	30,258	75	3,089	30,403	33,492	(1,325)	2020	07/01/24
Fishers, IN	—	2,159	20,793	72	2,159	20,945	23,104	(753)	2014	10/01/24
Hattiesburg, MS	—	2,160	46,635	71	2,160	46,788	48,948	(780)	2015	06/01/25
Lebanon, OH	—	7,435	49,870	36	7,435	49,938	57,373	(734)	2021	07/01/25
Moline, IL	—	2,049	34,854	145	2,049	35,009	37,058	(416)	2018	08/08/25
Gainesville, FL	—	4,005	14,112	99	4,005	14,252	18,257	(151)	1998	08/28/25
St. Charles, MO	—	3,179	25,312	95	3,179	25,412	28,591	(256)	2018	08/28/25
Bethlehem, PA	—	6,001	32,964	124	6,001	33,099	39,100	(329)	2023	08/28/25
Jasper, GA	—	1,554	18,818	1,399	1,554	20,228	21,782	(188)	2022	09/01/25
Niceville, FL	—	4,654	30,677	200	4,654	30,894	35,548	(149)	2015	11/01/25
St. Clair Shores, MI	—	7,291	36,675	17	7,291	36,694	43,985	(177)	2018	11/01/25
Sparks, NV	—	6,611	27,752	3	6,611	27,755	34,366	(136)	2022	11/01/25
Decatur, GA	—	7,911	15,914	4	7,911	15,918	23,829	(39)	2017	12/01/25
	—	176,358	1,720,468	80,285	176,907	1,853,360	2,030,267	(349,213)
Behavioral Health
Aurora, CO	—	2,874	12,829	1,950	2,874	14,563	17,437	(4,869)	2009/2018, 2021	09/20/12
Colorado Springs, CO	—	1,210	9,490	2,765	1,210	11,815	13,025	(2,697)	2013/2019	11/16/15
Bluffton, IN	—	254	5,105	1,486	254	6,591	6,845	(1,991)	1970/2015, 2021	08/17/17
Morrilton, AR	—	508	—	3,024	508	3,024	3,532	(531)	1988/2019, 2023	08/17/17
Glendale, AZ	—	1,501	67,046	—	1,501	67,046	68,547	(14,657)	1996/2013	08/17/17
Tempe, AZ	—	3,137	50,073	—	3,137	50,073	53,210	(11,191)	2001/2016	08/17/17
Covina, CA	—	23,472	71,542	—	23,472	71,542	95,014	(16,247)	1974/2011	08/17/17
Ventura, CA	—	8,089	43,645	—	8,089	43,645	51,734	(10,776)	1984/2018	08/17/17
San Diego, CA	—	8,403	55,015	7,599	8,403	62,549	70,952	(15,924)	1988/2017	08/17/17
New London, CT	—	356	152	3,665	356	3,817	4,173	(1,319)	1967/2016, 2021	08/17/17
Carmel, IN	—	963	4,347	—	963	4,347	5,310	(988)	1996/2019	07/24/19

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encum- brances(1)	Land	Building and Improve- ments(2)(3)	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments(2)(3)	Total	Accumulated Depreciation and Amortization(4)	Original Date of Construction/ Renovation	Date Acquired
Louisville, KY	—	1,078	8,305	—	1,078	8,305	9,383	(1,686)	2002/2018	08/21/19
Monroeville, PA	—	2,034	1,758	18,545	2,034	18,202	20,236	(2,599)	1987/2020	12/18/19
Gulf Breeze, FL	—	498	1,480	3,767	498	5,247	5,745	(505)	2001/2021	03/15/21
Greenville, SC	—	1,197	9,496	21,550	1,197	31,055	32,252	(2,911)	1994/2022	12/16/21
Raytown, MO	—	1,475	6,564	8,379	1,475	14,943	16,418	(1,753)	1978/2022	10/27/22
	—	57,049	346,847	72,730	57,049	416,764	473,813	(90,644)
Specialty Hospitals and Other
Sunnyvale, TX	—	4,020	57,620	—	4,020	57,620	61,640	(24,973)	2009	05/03/11
Arlington, TX	—	—	44,217	—	—	44,217	44,217	(9,468)	2009/2016	08/17/17
Conroe, TX	—	2,935	25,003	—	2,935	25,003	27,938	(6,052)	1992	08/17/17
Houston, TX	—	3,001	14,581	—	3,001	14,581	17,582	(3,179)	1999/2009	08/17/17
Spring, TX	—	1,319	15,153	—	1,319	15,153	16,472	(3,310)	1995/1998	08/17/17
Orange, CA	—	2,060	5,538	200	2,060	5,738	7,798	(1,324)	2000	08/17/17
Maxwell, TX	—	902	2,384	1	902	2,384	3,286	(603)	1993	08/17/17
Maxwell, TX	—	901	1,198	—	901	1,198	2,099	(366)	1994/2009	08/17/17
Maxwell, TX	—	456	2,632	—	456	2,632	3,088	(628)	1992	08/17/17
San Marcos, TX	—	51	359	62	51	359	410	(88)	1869	08/17/17
Seguin, TX	—	539	2,627	—	539	2,627	3,166	(797)	1989	08/17/17
Seguin, TX	—	228	3,407	79	228	3,486	3,714	(881)	1985/1991	08/17/17
Kingsbury, TX	—	104	2,788	27	104	2,814	2,918	(651)	1990/2012	08/17/17
Seguin, TX	—	52	805	—	52	805	857	(203)	1970	08/17/17
Florence, KY	—	3,866	26,447	—	3,866	26,447	30,313	(5,768)	2000	08/17/17
	—	20,434	204,759	369	20,434	205,064	225,498	(58,291)
	44,021	579,265	5,055,261	265,915	579,586	5,329,143	5,908,729	(1,224,069)
Corporate Assets	—	—	136	2,175	—	2,311	2,311	(594)
	$44,021	$579,265	$5,055,397	$268,090	$579,586	$5,331,454	$5,911,040	$(1,224,663)
(1)    Encumbrances do not include deferred financing costs, net of $0.7 million as of December 31, 2025.
(2)    Building and improvements include land improvements and furniture and equipment.
(3)    The aggregate cost of real estate for federal income tax purposes was $5.0 billion.
(4)    Building and improvements are depreciated over useful lives up to 40 years.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Real estate:
Balance at the beginning of the year	$5,615,764	$5,638,347	$5,872,688
Acquisitions	395,247	130,886	86,626
Improvements	39,004	48,810	86,073
Impairment	(10,636)	(25,819)	(18,853)
Sale of real estate	(118,294)	(115,066)	(379,272)
Foreign currency translation	7,172	(12,432)	3,394
Other (1)	(17,217)	(48,962)	(12,309)
Balance at the end of the year	$5,911,040	$5,615,764	$5,638,347

Accumulated depreciation:
Balance at the beginning of the year	$(1,102,030)	$(1,021,086)	$(913,345)
Depreciation expense	(167,811)	(162,019)	(171,278)
Impairment	3,314	7,890	4,432
Sale of real estate	26,299	21,286	49,585
Foreign currency translation	(1,652)	2,937	(747)
Other (1)	17,217	48,962	10,267
Balance at the end of the year	$(1,224,663)	$(1,102,030)	$(1,021,086)
(1)    Primarily represents real estate and accumulated depreciation related to fully-depreciated assets and reductions to net real estate due to casualty events.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2025
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
(1)    The aggregate cost for federal income tax purposes was $337.8 million as of December 31, 2025.
(2)    Interest is due monthly, and principal is due at the maturity date.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$335,600	$319,000	$319,000
Additions during period:
New mortgage loans	—	16,600	—
Balance at the end of the year	$335,600	$335,600	$319,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, State of California, on February 12, 2026.

SABRA HEALTH CARE REIT, INC.

By:	/S/ RICHARD K. MATROS
Richard K. Matros Chief Executive Officer, President and Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD K. MATROS	Chief Executive Officer, President and Chair (Principal Executive Officer)	February 12, 2026
Richard K. Matros

/S/ MICHAEL COSTA	Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	February 12, 2026
Michael Costa

/S/ JESSICA FLORES	Chief Accounting Officer, Executive Vice President (Principal Accounting Officer)	February 12, 2026
Jessica Flores

/S/ CRAIG A. BARBAROSH	Director	February 12, 2026
Craig A. Barbarosh

/S/ KATIE CUSACK	Director	February 12, 2026
Katie Cusack

/S/ MICHAEL J. FOSTER	Director	February 12, 2026
Michael J. Foster

/S/ LYNNE S. KATZMANN	Director	February 12, 2026
Lynne S. Katzmann

/S/ ANN KONO	Director	February 12, 2026
Ann Kono

/S/ JEFFREY A. MALEHORN	Director	February 12, 2026
Jeffrey A. Malehorn