Form 10-Q
period 2026-03-31
Sabra Health Care REIT, Inc.
filed 2026-04-29
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2026, there were 252,190,095 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”), as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,257,489 and $1,224,663 as of March 31, 2026 and December 31, 2025, respectively	$4,702,791	$4,686,377
Loans receivable and other investments, net	432,909	434,100
Investment in unconsolidated joint ventures	116,537	118,166
Cash and cash equivalents	116,530	71,537
Restricted cash	6,921	6,603
Lease intangible assets, net	67,414	65,321
Accounts receivable, prepaid expenses and other assets, net	148,088	111,292
Total assets	$5,591,190	$5,493,396
Liabilities
Secured debt, net	$42,756	$43,275
Revolving credit facility	354,979	217,584
Term loans, net	1,031,083	1,032,311
Senior unsecured notes, net	1,236,333	1,235,726
Accounts payable and accrued liabilities	117,947	119,329
Lease intangible liabilities, net	20,178	21,383
Total liabilities	2,803,276	2,669,608
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 252,190,095 and 251,697,456 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,522	2,517
Additional paid-in capital	4,832,664	4,836,270
Cumulative distributions in excess of net income	(2,049,843)	(2,013,375)
Accumulated other comprehensive income (loss)	691	(3,571)
Total Sabra Health Care REIT, Inc. stockholders’ equity	2,786,034	2,821,841
Noncontrolling interests	1,880	1,947
Total equity	2,787,914	2,823,788
Total liabilities and equity	$5,591,190	$5,493,396

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and related revenues (Note 6)	$95,050	$96,037
Resident fees and services	116,685	77,447
Interest and other income	10,018	10,059
Total revenues	221,753	183,543
Expenses:
Depreciation and amortization	53,131	43,494
Interest	28,409	27,100
Triple-net portfolio operating expenses	3,773	3,479
Senior housing - managed portfolio operating expenses	81,869	56,454
General and administrative	14,862	12,728
Recovery of loan losses	(213)	(173)
Impairment of real estate	440	—
Total expenses	182,271	143,082
Other (expense) income	(55)	38
Income before income from unconsolidated joint ventures and income tax expense	39,427	40,499
Income from unconsolidated joint ventures	1,912	218
Income tax expense	(526)	(413)
Net income	40,813	40,304
Net loss attributable to noncontrolling interests	67	—
Net income attributable to Sabra Health Care REIT, Inc.	$40,880	$40,304

Net income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$0.16	$0.17
Diluted common share	$0.16	$0.17

Weighted average number of common shares outstanding, basic	252,135,103	237,891,035
Weighted average number of common shares outstanding, diluted	255,965,287	240,295,817

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$40,813	$40,304
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(1,609)	299
Unrealized gain (loss) on cash flow hedges	5,871	(6,027)
Total other comprehensive income (loss)	4,262	(5,728)
Comprehensive income	45,075	34,576
Comprehensive loss attributable to noncontrolling interests	67	—
Comprehensive income attributable to Sabra Health Care REIT, Inc.	$45,142	$34,576

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2024	237,586,882	$2,376	$4,592,605	$(1,874,633)	$20,940	$2,741,288	$—	$2,741,288
Net income	—	—	—	40,304	—	40,304	—	40,304
Other comprehensive loss	—	—	—	—	(5,728)	(5,728)	—	(5,728)
Amortization of stock-based compensation	—	—	4,275	—	—	4,275	—	4,275
Common stock issuance, net	349,578	3	(4,973)	—	—	(4,970)	—	(4,970)
Common dividends ($0.30 per share)	—	—	—	(72,937)	—	(72,937)	—	(72,937)
Balance, March 31, 2025	237,936,460	$2,379	$4,591,907	$(1,907,266)	$15,212	$2,702,232	$—	$2,702,232

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2025	251,697,456	$2,517	$4,836,270	$(2,013,375)	$(3,571)	$2,821,841	$1,947	$2,823,788
Net income (loss)	—	—	—	40,880	—	40,880	(67)	40,813
Other comprehensive income	—	—	—	—	4,262	4,262	—	4,262
Amortization of stock-based compensation	—	—	4,789	—	—	4,789	—	4,789
Common stock issuance, net	492,639	5	(8,395)	—	—	(8,390)	—	(8,390)
Common dividends ($0.30 per share)	—	—	—	(77,348)	—	(77,348)	—	(77,348)
Balance, March 31, 2026	252,190,095	$2,522	$4,832,664	$(2,049,843)	$691	$2,786,034	$1,880	$2,787,914

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$40,813	$40,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,131	43,494
Non-cash rental and related revenues	(1,599)	(2,428)
Non-cash interest income	—	4
Non-cash interest expense	2,368	1,729
Stock-based compensation expense	3,098	2,711
Recovery of loan losses	(213)	(173)
Impairment of real estate	440	—
Income from unconsolidated joint ventures	(1,912)	(218)
Distributions of earnings from unconsolidated joint ventures	1,657	2,368
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(1,534)	(2,822)
Accounts payable and accrued liabilities	2,113	(4,706)
Net cash provided by operating activities	98,362	80,263
Cash flows from investing activities:
Acquisition of real estate and lease intangibles	(96,101)	(7,854)
Origination and fundings of loans receivable	—	(1,710)
Origination and fundings of preferred equity investments	(15)	(9)
Additions to real estate	(11,851)	(7,783)
Escrow deposits for potential investments	(430)	—
Repayments of loans receivable	1,944	1,129
Repayments of preferred equity investments	1,256	813
Investment in unconsolidated joint ventures	—	(1,030)
Insurance proceeds	107	—
Net cash used in investing activities	(105,090)	(16,444)
Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facility	137,800	(23,881)
Principal payments on secured debt	(531)	(517)
Payments of deferred financing costs	(92)	(80)
Contributions from noncontrolling interests	4	—
Payment of contingent consideration	(1,178)	—
Issuance of common stock, net	(8,247)	(5,391)
Dividends paid on common stock	(75,657)	(71,373)
Net cash provided by (used in) financing activities	52,099	(101,242)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,371	(37,423)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(60)	(19)
Cash, cash equivalents and restricted cash, beginning of period	78,140	66,339
Cash, cash equivalents and restricted cash, end of period	$123,451	$28,897
Supplemental disclosure of cash flow information:
Interest paid	$15,071	$20,233

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BUSINESS
Overview
Sabra Health Care REIT, Inc. (“Sabra” or the “Company”) was incorporated on May 10, 2010 and commenced operations on November 15, 2010. Sabra elected to be treated as a real estate investment trust (“REIT”) with the filing of its United States (“U.S.”) federal income tax return for the taxable year beginning January 1, 2011. Sabra believes that it has been organized and operated, and it intends to continue to operate, in a manner to qualify as a REIT. Sabra’s primary business consists of acquiring, financing and owning real estate property to be leased to third-party tenants in the healthcare sector. Sabra primarily generates revenues by leasing properties to tenants throughout the U.S. and Canada. Sabra owns substantially all of its assets and properties and conducts its operations through Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), or by subsidiaries of the Operating Partnership. Sabra is the sole general partner of the Operating Partnership and Sabra and one of its wholly owned subsidiaries are the sole limited partners of the Operating Partnership. The Company’s investment portfolio is primarily comprised of skilled nursing/transitional care facilities, senior housing communities (“Senior Housing - Leased”), behavioral health facilities and specialty hospitals and other facilities, in each case leased to tenants who are responsible for the operations of these facilities; senior housing communities operated by third-party property managers pursuant to property management agreements (“Senior Housing - Managed”); investments in joint ventures; investments in loans receivable; and preferred equity investments.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of March 31, 2026 and December 31, 2025 and for the three month periods ended March 31, 2026 and 2025. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the 2025 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of March 31, 2026 and December 31, 2025, the Company determined that it was the primary beneficiary of two VIEs, a joint venture variable interest entity owning three senior housing communities and another joint venture variable interest entity under which the three senior housing communities are operated by a third-party property manager pursuant to property management agreements. The Company has consolidated these entities in the accompanying consolidated financial statements, and aggregate total assets and total liabilities of the two VIEs were $99.5 million and $2.7 million as of March 31, 2026, respectively, and $99.2 million and $2.0 million as of December 31, 2025, respectively. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs, and liabilities of the consolidated VIEs represent claims against the specific assets of such VIEs. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At March 31, 2026 and December 31, 2025, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of March 31, 2026, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
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
Recently Issued Accounting Standards Updates
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01 to clarify the effective date (together, herein referred to as “ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily through disaggregated disclosures of specified information about certain costs and expenses included in relevant expense captions on the statement of income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the three months ended March 31, 2026, the Company acquired three Senior Housing - Managed communities and one skilled nursing/transitional care facility. During the three months ended March 31, 2025, the Company exercised its option to acquire 24 units on the campus of one of its Senior Housing - Leased communities. The consideration was allocated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Land	$11,027	$499
Building and improvements	73,671	7,215
Tenant origination and absorption costs intangible assets	11,271	110
Tenant relationship intangible assets	132	30
Total consideration	$96,101	$7,854
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 20 years, respectively, for the acquisitions completed during the three months ended March 31, 2026. The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had amortization periods as of the date of acquisition of 14 years and 24 years, respectively, for the acquisition completed during the three months ended March 31, 2025.
For the three months ended March 31, 2026, the Company recognized $3.3 million of total revenues and $0.1 million of net income from the facilities acquired during the three months ended March 31, 2026.
During the three months ended March 31, 2026, the Company, in accordance with the terms of the agreements pursuant to which it purchased the operations of four Senior Housing - Managed communities previously leased under triple-net operating leases, paid $1.2 million in additional consideration as certain conditions were satisfied. This amount is included in lease intangible assets, net on the accompanying consolidated balance sheets.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of March 31, 2026

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	208	23,115	$2,779,600	$(644,628)	$2,134,972
Senior Housing - Leased	32	2,668	376,668	(92,833)	283,835
Senior Housing - Managed	90	9,078	2,102,227	(365,830)	1,736,397
Behavioral Health	16	1,159	473,813	(93,885)	379,928
Specialty Hospitals and Other	15	392	225,498	(59,646)	165,852
	361	36,412	5,957,806	(1,256,822)	4,700,984
Corporate Level			2,474	(667)	1,807
			$5,960,280	$(1,257,489)	$4,702,791

As of December 31, 2025

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	210	23,537	$2,802,561	$(635,685)	$2,166,876
Senior Housing - Leased	32	2,668	376,590	(90,236)	286,354
Senior Housing - Managed	87	8,677	2,030,267	(349,213)	1,681,054
Behavioral Health	16	1,138	473,813	(90,644)	383,169
Specialty Hospitals and Other	15	392	225,498	(58,291)	167,207
	360	36,412	5,908,729	(1,224,069)	4,684,660
Corporate Level			2,311	(594)	1,717
			$5,911,040	$(1,224,663)	$4,686,377

	March 31, 2026	December 31, 2025
Land	$586,005	$579,586
Land improvements	12,287	11,987
Building and improvements	5,149,227	5,107,100
Furniture and equipment	205,575	202,067
Construction in progress	7,186	10,300
Total real estate at cost	5,960,280	5,911,040
Accumulated depreciation	(1,257,489)	(1,224,663)
Total real estate investments, net	$4,702,791	$4,686,377
Capital and Other Expenditures
As of March 31, 2026 and December 31, 2025, the Company had accrued real estate costs included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets of $3.6 million and $5.9 million, respectively.
As of March 31, 2026, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $11 million. These commitments are principally for improvements to its facilities.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $1.5 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of March 31, 2026	Ownership as of March 31, 2026 (1)	Book Value
				March 31, 2026	December 31, 2025
Sienna Joint Venture	Senior Housing - Managed	12	50%	$108,402	$110,283
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	8,135	7,883
				$116,537	$118,166
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    ASSETS HELD FOR SALE AND IMPAIRMENT OF REAL ESTATE
Assets Held for Sale
As of March 31, 2026, the Company determined that three skilled nursing/transitional care facilities with an aggregate net book value of $33.2 million met the criteria to be classified as assets held for sale, and this balance is included in accounts receivable, prepaid expenses and other assets, net on the consolidated balance sheets. Subsequent to March 31, 2026, the Company completed the sale of these facilities for an aggregate gross sales price of $79.4 million.
Impairment of Real Estate
During the three months ended March 31, 2026, the Company recognized real estate impairment of $0.4 million related to two closed facilities. No real estate impairment was recognized during the three months ended March 31, 2025.
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

6.    OPERATING LEASES
Lessor Accounting
As of March 31, 2026, 271 of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from less than one year to 18 years. As of March 31, 2026, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. Certain leases include purchase options whereby the tenant may elect to acquire the underlying real estate assets at a purchase price based on factors including fair market value, the Company’s investment and specified capitalization rates or internal rates of return. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $10.8 million and $10.5 million as of March 31, 2026 and December 31, 2025, respectively, and letters of credit deposited with the Company totaled approximately $66 million and $63 million as of March 31, 2026 and December 31, 2025, respectively. In addition, the Company’s tenants have deposited with the Company $10.6 million and $10.8 million as of March 31, 2026 and December 31, 2025, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.7 million and $3.5 million during the three months ended March 31, 2026 and 2025, respectively.
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
For the three months ended March 31, 2026, no tenant relationship represented 10% or more of the Company’s total revenues.
As of March 31, 2026, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

April 1 through December 31, 2026	$266,041
2027	351,863
2028	337,156
2029	288,113
2030	260,835
Thereafter	778,898
$2,282,906
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of March 31, 2026 and December 31, 2025, the Company had $6.4 million and $6.5 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $7.3 million and $7.4 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
The Company incurred lease expense of $0.2 million during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted average remaining lease term and discount rate were 12 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

April 1 through December 31, 2026	$775
2027	1,047
2028	1,021
2029	1,050
2030	1,069
Thereafter	6,819
Undiscounted minimum lease payments included in the lease liability	11,781
Less: imputed interest	(4,512)
Present value of lease liability	$7,269

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
The Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of March 31, 2026
Investment	Quantity as of March 31, 2026	Property Type	Principal Balance as of March 31, 2026 (1)	Book Value as of March 31, 2026	Book Value as of December 31, 2025	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	3	Behavioral Health / Skilled Nursing	$335,600	$335,600	$335,600	7.7%	7.7%	11/01/26 - 06/01/29
Other	10	Multiple	38,358	36,249	38,194	7.4%	6.7%	04/30/26 - 08/31/33
	13		373,958	371,849	373,794	7.7%	7.6%
Allowance for loan losses			—	(4,834)	(5,047)
			$373,958	$367,015	$368,747
Other Investments:
Preferred Equity	5	Skilled Nursing / Senior Housing	65,655	65,894	65,353	11.0%	11.0%	N/A
Total	18		$439,613	$432,909	$434,100	8.2%	8.1%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
As of March 31, 2026, the Company has committed to provide up to an aggregate $8.0 million of future funding related to one preferred equity investment and three loan receivable investments.
Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Allowance for loan losses:
Balance at beginning of the period	$5,047	$6,094
Recovery of loan losses	(213)	(173)
Balance at end of the period	$4,834	$5,921
As of each of March 31, 2026 and December 31, 2025, the Company had one loan receivable investment with deteriorated credit quality with a principal balance of $1.2 million and a book value of zero. As of March 31, 2026 and December 31, 2025, two loans receivable investments with zero book value and three loans receivable investments with zero book value were on nonaccrual status, respectively.
As of March 31, 2026 and December 31, 2025, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consisted of the following (dollars in thousands):

	Principal Balance as of		As of March 31, 2026
Interest Rate Type	March 31, 2026 (1)	December 31, 2025 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$43,490	$44,021	2.86%	3.37%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.7 million as of each of March 31, 2026 and December 31, 2025.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consisted of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	March 31, 2026 (1)	December 31, 2025 (1)
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	$100,000	$100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,250,000	$1,250,000
(1)    Principal balance does not include discount, net of $6.6 million and deferred financing costs, net of $7.0 million as of March 31, 2026 and does not include discount, net of $6.9 million and deferred financing costs, net of $7.4 million as of December 31, 2025. In addition, the weighted average effective interest rate as of March 31, 2026 was 3.66%.
The 2027 Notes were assumed as a result of the Company’s merger with Care Capital Properties, Inc. in 2017 and accrue interest at a rate of 5.38% per annum. Interest is payable semiannually on May 17 and November 17 of each year.
The 2029 Notes were issued by the Operating Partnership and accrue interest at a rate of 3.90% per annum. Interest is payable semiannually on April 15 and October 15 of each year.
The 2031 Notes were issued by the Operating Partnership and accrue interest at a rate of 3.20% per annum. Interest is payable semiannually on June 1 and December 1 of each year.
The obligations under the 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Sabra and one of its non-operating subsidiaries, subject to release under certain customary circumstances. The obligations under the 2029 Notes and 2031 Notes are fully and unconditionally guaranteed, on an unsecured basis, by Sabra; provided, however, that such guarantee is subject to release under certain customary circumstances.
The indentures and agreements (the “Senior Notes Indentures”) governing the 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of March 31, 2026, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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

As of March 31, 2026, there was $355.0 million (including CAD $34.8 million) outstanding under the Revolving Credit Facility and $645.0 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA, as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of March 31, 2026, the weighted average interest rate on the Revolving Credit Facility was 4.68%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of March 31, 2026, the interest rate on the U.S. dollar Term Loan was 4.93%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate, as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of March 31, 2026, the interest rate on the Canadian dollar Term Loan was 3.52%.
The Company has interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of March 31, 2026, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar Term Loan and the CAD $34.8 million outstanding as of March 31, 2026 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of March 31, 2026, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
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
The term loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Daily SOFR, (b) Term SOFR or (c) the Base Rate, each as defined in the Term Loan Credit Agreement. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Term Loan Credit Agreement, and will range from 0.800% to 1.600% per annum for SOFR-based borrowings and 0.000% to 0.600% per annum for borrowings at the Base Rate. As of March 31, 2026, the interest rate on the U.S. dollar term loan under the Term Loan Credit Agreement was 4.88%.
The Company has interest rate swaps that fix the SOFR portion of the interest rate for $500.0 million of SOFR-based borrowings at a weighted average rate of 3.44%. As of March 31, 2026, the effective interest rate on the $500.0 million U.S. dollar term loan under the Term Loan Credit Agreement was 4.64%.

The obligations of the Borrowers under the Term Loan Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
Interest Expense
The Company incurred interest expense of $28.4 million and $27.1 million during the three months ended March 31, 2026 and 2025, respectively. Interest expense includes non-cash interest expense of $2.4 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had $20.6 million and $9.6 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2026 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
April 1 through December 31, 2026	$1,616	$—	$—	$—	$1,616
2027	2,206	354,979	—	100,000	457,185
2028	2,266	—	537,670	—	539,936
2029	2,328	—	—	350,000	352,328
2030	2,392	—	500,000	—	502,392
Thereafter	32,682	—	—	800,000	832,682
Total Debt	43,490	354,979	1,037,670	1,250,000	2,686,139
Discount, net	—	—	—	(6,641)	(6,641)
Deferred financing costs, net	(734)	—	(6,587)	(7,026)	(14,347)
Total Debt, Net	$42,756	$354,979	$1,031,083	$1,236,333	$2,665,151
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2026, approximately $3.0 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses Canadian dollar denominated debt to hedge its exposure to changes in foreign exchange rates on these foreign investments.

The following presents the notional amount of derivative instruments (in thousands):

	March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$930,000	$930,000
Denominated in Canadian Dollars	$150,000	$150,000
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$184,800	$183,700
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company (dollars in thousands):

		Count as of March 31, 2026	Fair Value as of		Maturity Dates as of March 31, 2026
Type	Designation		March 31, 2026	December 31, 2025		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	11	$7,654	$3,378	2028 - 2030	Accounts receivable, prepaid expenses and other assets, net
Liabilities:
Interest rate swaps	Cash flow	—	$—	$1,281	—	Accounts payable and accrued liabilities
CAD borrowings under Revolving Credit Facility	Net investment	1	24,979	24,584	2027	Revolving credit facility
CAD Term Loan	Net investment	1	107,670	109,425	2028	Term loans, net
			$132,649	$135,290
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of income and the consolidated statements of equity (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2026	2025
Cash Flow Hedges:
Interest rate products	$6,689	$(4,642)
Net Investment Hedges:
Foreign currency products	—	169
CAD borrowings under Revolving Credit Facility	376	(232)
CAD Term Loan	1,755	(135)
	$8,820	$(4,840)

		Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
		Three Months Ended March 31,
	Income Statement Location	2026	2025
Cash Flow Hedges:
Interest rate products	Interest expense	$807	$1,389
During the three months ended March 31, 2026 and 2025, no cash flow hedges were determined to be ineffective.

Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (in thousands):

As of March 31, 2026
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$7,654	$—	$7,654	$—	$—	$7,654
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,378	$—	$3,378	$(212)	$—	$3,166
Offsetting Liabilities:
Derivatives	$1,281	$—	$1,281	$(212)	$—	$1,069
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2026, the Company had no derivatives in a net liability position. As of March 31, 2026, the Company has not posted any collateral related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 14% with a weighted average rate of 6% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments whose carrying amounts do not approximate their fair value (in thousands):

	As of March 31, 2026			As of December 31, 2025
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$373,958	$367,015	$375,190	$377,249	$368,747	$381,035
Preferred equity investments	65,655	65,894	66,719	65,171	65,353	66,858
Financial liabilities:
Senior Notes	1,250,000	1,236,333	1,167,135	1,250,000	1,235,726	1,180,495
Secured indebtedness	43,490	42,756	33,516	44,021	43,275	34,101
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.

The Company determined the fair value of financial instruments as of March 31, 2026 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$375,190	$—	$—	$375,190
Preferred equity investments	66,719	—	—	66,719
Financial liabilities:
Senior Notes	1,167,135	—	1,167,135	—
Secured indebtedness	33,516	—	—	33,516
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
Items Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2026, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$7,654	$—	$7,654	$—

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
As of March 31, 2026, 3.2 million shares remained outstanding under the Prior ATM Program’s forward sale agreements, with an initial weighted average price of $18.10 per share, net of commissions.
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
During the three months ended March 31, 2026, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 6.4 million shares of the Company’s common stock at an initial weighted average price of $20.19 per share, net of commissions.
As of March 31, 2026, 20.5 million shares (which amount includes the 6.4 million shares referenced in the prior paragraph) remained outstanding under the ATM Program’s forward sale agreements, with an initial weighted average price of $19.17 per share, net of commissions.
No other shares were sold under the ATM Program during the three months ended March 31, 2026.
As of March 31, 2026, the Company had $353.4 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the three months ended March 31, 2026:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2, 2026	February 13, 2026	$0.30	February 27, 2026
During the three months ended March 31, 2026, the Company issued 0.5 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the three months ended March 31, 2026 and 2025, the Company incurred $8.2 million and $4.7 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2026	December 31, 2025
Foreign currency translation loss	$(2,980)	$(1,371)
Unrealized gain (loss) on cash flow hedges	3,671	(2,200)
Total accumulated other comprehensive income (loss)	$691	$(3,571)

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to Sabra Health Care REIT, Inc.	$40,880	$40,304
Denominator
Basic weighted average common shares and common equivalents	252,135,103	237,891,035
Dilutive restricted stock units	2,847,204	2,381,086
Dilutive forward equity sale agreements	982,980	23,696
Diluted weighted average common shares	255,965,287	240,295,817
Net income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$0.16	$0.17
Diluted common share	$0.16	$0.17

During the three months ended March 31, 2026, approximately 8,000 shares related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended March 31, 2025, approximately 27,000 restricted stock units and 64,000 shares related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of March 31, 2026, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On April 29, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 29, 2026 to common stockholders of record as of the close of business on May 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of our 2025 Annual Report on Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
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
•Medicare Reimbursement Rates
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
We elected to be treated as a REIT with the filing of our U.S. federal income tax return for the taxable year beginning January 1, 2011. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by Sabra Health Care Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), or by subsidiaries of the Operating Partnership. We are the sole general partner of the Operating Partnership and we and one of our wholly owned subsidiaries are the sole limited partners of the Operating Partnership.
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
Acquisitions
During the three months ended March 31, 2026, we acquired three Senior Housing - Managed communities and one skilled nursing/transitional care facility for aggregate consideration of $96.1 million, including acquisition costs. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding these investments.
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2025 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2026.
Recently Issued Accounting Standards Updates
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of March 31, 2026, our investment portfolio consisted of 361 real estate properties held for investment, three assets held for sale, 13 investments in loans receivable, five preferred equity investments and two investments in unconsolidated joint ventures. As of March 31, 2025, our investment portfolio consisted of 364 real estate properties held for investment, 15 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity, including our capital recycling initiative.

Comparison of results of operations for the three months ended March 31, 2026 versus the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2026	2025
Revenues:
Rental and related revenues	$95,050	$96,037	$(987)	(1)%	$(902)	$(85)
Resident fees and services	116,685	77,447	39,238	51%	26,072	13,166
Interest and other income	10,018	10,059	(41)	—%	(343)	302
Expenses:
Depreciation and amortization	53,131	43,494	9,637	22%	10,686	(1,049)
Interest	28,409	27,100	1,309	5%	—	1,309
Triple-net portfolio operating expenses	3,773	3,479	294	8%	(43)	337
Senior housing - managed portfolio operating expenses	81,869	56,454	25,415	45%	16,879	8,536
General and administrative	14,862	12,728	2,134	17%	—	2,134
Recovery of loan losses	(213)	(173)	(40)	23%	10	(50)
Impairment of real estate	440	—	440	100%	—	440
Other (expense) income	(55)	38	(93)	(245)%	—	(93)
Income from unconsolidated joint ventures	1,912	218	1,694	777%	—	1,694
Income tax expense	(526)	(413)	(113)	27%	—	(113)
(1)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of investments/dispositions made after January 1, 2025.
(2)    Represents the dollar amount increase (decrease) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 that is not a direct result of investments/dispositions made after January 1, 2025.
Rental and Related Revenues
During the three months ended March 31, 2026, we recognized $95.1 million of rental income compared to $96.0 million for the three months ended March 31, 2025. The $1.0 million net decrease in rental income is related to (i) a $3.0 million decrease related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2025, (ii) a $1.2 million decrease from properties disposed of after January 1, 2025 and (iii) a $0.6 million decrease related to facilities that were transitioned to new operators after January 1, 2025. These decreases are partially offset by (i) a $1.8 million increase due to lease amendments and annual rental increases based on changes in the Consumer Price Index, (ii) a $1.3 million net increase in cash revenue related to percentage rent, expense recoveries and leases that are not accounted for on an accrual basis, (iii) a $0.9 million net increase in revenue as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio and (iv) a $0.3 million increase from properties acquired after January 1, 2025.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the three months ended March 31, 2026 and 2025.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.
Resident Fees and Services
During the three months ended March 31, 2026, we recognized $116.7 million of resident fees and services compared to $77.4 million for the three months ended March 31, 2025. The $39.2 million net increase is due to (i) a $26.1 million increase related to 14 Senior Housing - Managed communities acquired after January 1, 2025, (ii) a $10.0 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2025 and (iii) a $3.8 million increase primarily related to increased occupancy and an increase in rates. These increases are partially offset by a $0.7 million decrease due to one Senior Housing - Managed community that was closed in August 2025.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended March 31, 2026, we recognized $10.0 million of interest and other income compared to $10.1 million for the three months ended March 31, 2025. The net decrease of $41,000 is primarily due to a $0.4 million decrease from investments that were repaid after January 1, 2025, partially offset by a $0.4 million increase in late fee income.
Depreciation and Amortization
During the three months ended March 31, 2026, we incurred $53.1 million of depreciation and amortization expense compared to $43.5 million for the three months ended March 31, 2025. The net increase of $9.6 million is due to an $11.6 million increase from properties acquired after January 1, 2025 and the 2025 acquisition of the operations of four Senior Housing - Managed communities previously leased to the tenant under triple-net operating leases and an $0.8 million increase from additions to real estate. These increases are partially offset by a $1.9 million decrease due to assets that have been fully depreciated and a $0.9 million decrease from properties disposed of after January 1, 2025.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended March 31, 2026, we incurred $28.4 million of interest expense compared to $27.1 million for the three months ended March 31, 2025. The $1.3 million net increase is primarily related to a $1.4 million increase in interest expense related to borrowings under the Credit Agreement (as defined below).
Triple-Net Portfolio Operating Expenses
During the three months ended March 31, 2026, we recognized $3.8 million of triple-net portfolio operating expenses compared to $3.5 million for the three months ended March 31, 2025. The $0.3 million net increase is primarily due to adjustments in our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended March 31, 2026, we recognized $81.9 million of Senior Housing - Managed portfolio operating expenses compared to $56.5 million for the three months ended March 31, 2025. The $25.4 million net increase is primarily due to (i) a $16.9 million increase related to 14 Senior Housing - Managed communities acquired after January 1, 2025, (ii) a $7.0 million increase related to seven facilities that were transitioned to Senior Housing - Managed communities after January 1, 2025, (iii) a $1.1 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $0.5 million increase in management fees and housekeeping costs due to increased occupancy and in dining expenses primarily due to outsourcing the service to a third party at certain communities, (v) a $0.3 million increase in advertising and marketing, (vi) a $0.2 million increase in utilities due to increased rates and usage and (vii) a $0.1 million increase in insurance due to increased coverage, partially offset by a $0.7 million decrease related to one Senior Housing - Managed community that was closed in August 2025.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the three months ended March 31, 2026, general and administrative expenses were $14.9 million compared to $12.7 million for the three months ended March 31, 2025. The $2.1 million net increase is primarily related to a $1.6 million increase in compensation for our team members as a result of increased staffing, changes in performance-based payout assumptions on incentive compensation and annual salary adjustments and a $0.4 million increase related to hosting our 2026 Operator Conference during the three months ended March 31, 2026.
Recovery of Loan Losses
During each of the three months ended March 31, 2026 and 2025, we recognized a $0.2 million recovery of loan losses associated with our loans receivable investments.

Impairment of Real Estate
During the three months ended March 31, 2026, we recognized a $0.4 million impairment of real estate related to two closed facilities. No impairment of real estate was recognized during the three months ended March 31, 2025.
Other (Expense) Income
During the three months ended March 31, 2026, we recognized $0.1 million of other expense related to onboarding facilities into our Senior Housing - Managed portfolio. During the three months ended March 31, 2025, we recognized $38,000 of other income.
Income from Unconsolidated Joint Ventures
During the three months ended March 31, 2026 and 2025, we recognized $1.9 million and $0.2 million of income from our unconsolidated joint ventures, respectively. The $1.7 million net increase is primarily related to a $1.1 million increase in revenues net of operating expenses primarily due to increased occupancy and rates and a $0.6 million decrease in depreciation expense primarily due to assets that have been fully depreciated.
Income Tax Expense
During the three months ended March 31, 2026 and 2025, we recognized $0.5 million and $0.4 million of income tax expense, respectively. The $0.1 million change is primarily due to higher taxable income.
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

The following table reconciles our calculations of FFO and AFFO to net income, the most directly comparable GAAP financial measure (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Sabra Health Care REIT, Inc.	$40,880	$40,304
Depreciation and amortization of real estate assets	53,131	43,494
Depreciation and amortization of real estate assets related to noncontrolling interests	(122)	—
Depreciation and amortization of real estate assets related to unconsolidated joint ventures	1,527	2,180
Impairment of real estate	440	—
FFO attributable to Sabra Health Care REIT, Inc.	95,856	85,978
Stock-based compensation expense	3,098	2,711
Non-cash rental and related revenues	(1,599)	(2,428)
Non-cash interest expense	2,368	1,729
Recovery of loan losses	(213)	(173)
Other adjustments related to unconsolidated joint ventures	76	(109)
Other adjustments	507	446
AFFO attributable to Sabra Health Care REIT, Inc.	$100,093	$88,154

FFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$0.37	$0.36
AFFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$0.39	$0.37

Weighted average number of common shares outstanding, diluted:
FFO	255,965,287	240,295,817
AFFO	257,228,587	241,513,735
The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
	Net Income		FFO		AFFO
Rental and related revenues:
Rental and related revenue write-offs	$—	$(0.6)	$—	$(0.6)	$—	$—
Recovery of loan losses	0.2	0.2	0.2	0.2	—	—
Liquidity and Capital Resources
As of March 31, 2026, we had approximately $1.2 billion in liquidity, consisting of unrestricted cash and cash equivalents of $116.5 million, available borrowings under our Revolving Credit Facility (as defined below) of $645.0 million and an aggregate $451.0 million related to shares outstanding under forward sale agreements under our Prior ATM Program and ATM Program (each as defined below). The Credit Agreement and Term Loan Credit Agreement (as defined below) each contain an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million) and to $1.0 billion (from $500.0 million), respectively, subject to terms and conditions.
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
As of March 31, 2026, 3.2 million shares remained outstanding under the Prior ATM Program’s forward sale agreements, with an initial weighted average price of $18.10 per share, net of commissions.
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
During the three months ended March 31, 2026, we utilized the forward feature of the ATM Program to allow for the sale of up to 6.4 million shares of our common stock at an initial weighted average price of $20.19 per share, net of commissions.
As of March 31, 2026, 20.5 million shares (which amount includes the 6.4 million shares referenced in the prior paragraph) remained outstanding under the ATM Program’s forward sale agreements, with an initial weighted average price of $19.17 per share, net of commissions.
No other shares were sold under the ATM Program during the three months ended March 31, 2026.
As of March 31, 2026, we had $353.4 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities was $98.4 million. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, interest payments from borrowers under our loan and preferred equity investments and distributions from our unconsolidated joint ventures. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity and decreases to operating cash flows primarily relate to disposition activity. Interest payment outflows are impacted by increases or decreases in borrowings and changes in interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities was $105.1 million and included $96.1 million used for the acquisition of four facilities and $11.9 million used for additions to real estate, partially offset by $1.9 million in repayments of loans receivable, $1.3 million in repayments of preferred equity investments and $0.1 million in insurance proceeds.
Cash Flows from Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $52.1 million and included $137.8 million of net borrowings from our Revolving Credit Facility, partially offset by $75.7 million of dividends paid to stockholders, $8.2 million of net costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements and our ATM Program, a $1.2 million contingent consideration payment, $0.5 million of principal repayments on secured debt and $0.1 million of payments of deferred financing costs.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of March 31, 2026 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.38% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	$100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,250,000
(1)    Principal balance does not include discount, net of $6.6 million and deferred financing costs, net of $7.0 million as of March 31, 2026.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of March 31, 2026, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of March 31, 2026, we were in compliance with all applicable covenants under the Credit Agreement.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Term Loan Credit Agreement.
Secured Indebtedness. As of March 31, 2026, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$43,490	2.86%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.7 million as of March 31, 2026.

Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of March 31, 2026, applicable interest rates in effect as of March 31, 2026, and including the impact of interest rate swaps are $94.8 million for the remainder of 2026, $89.3 million in 2027, $40.9 million in 2028, $63.8 million in 2029, $40.2 million in 2030 and $34.0 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the three months ended March 31, 2026 and 2025, our aggregate capital expenditures were $11.9 million and $7.8 million, respectively. As of March 31, 2026, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $11 million which is expected to be spent over the next 12 months and of which $9 million will directly result in incremental rental income. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.
In addition, as of March 31, 2026, we have committed to provide up to an aggregate $8.0 million of future funding related to one preferred equity investment and three loan receivable investments.
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
We paid dividends of $75.7 million on our common stock during the three months ended March 31, 2026. On April 29, 2026, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on May 29, 2026 to common stockholders of record as of May 15, 2026.
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
In accordance with Regulation S-X, the following aggregate summarized financial information is provided for Sabra and the Operating Partnership. This aggregate summarized financial information has been prepared from the books and records maintained by us and the Operating Partnership. The aggregate summarized financial information does not include the investments in, nor the earnings from, subsidiaries other than the Operating Partnership and therefore is not necessarily indicative of the results of operations or financial position had the Operating Partnership operated as an independent entity. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information and aggregate summarized statement of loss information is as follows (in thousands):

	March 31, 2026	December 31, 2025
Total assets	$132,986	$79,440
Total liabilities	2,534,519	2,397,026

	Three Months Ended March 31, 2026
Total revenues	$152
Total expenses	41,041
Net loss	41,394
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 361 real estate properties held for investment as of March 31, 2026 is diversified by location across the U.S. and Canada.
For the three months ended March 31, 2026, no tenant relationship represented 10% or more of our total revenues.

Medicare Reimbursement Rates
For the three months ended March 31, 2026, 31.2% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
On April 22, 2024, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that (i) established minimum nurse staffing requirements for long-term care facilities (the “Minimum Staffing Standards”) and (ii) required facilities to meet new facility assessment requirements (the “Assessment Requirements”). The Minimum Staffing Standards were repealed by CMS, effective February 2, 2026, through an interim final rule issued on December 2, 2025. The compliance deadline for the Assessment Requirements was August 8, 2024 and they remain in effect.
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
On April 2, 2026, CMS issued a proposed rule regarding fiscal year 2027 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.4% compared to fiscal year 2026 (comprised of (i) a market basket increase of 3.2% less (ii) a productivity adjustment of 0.8%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The proposed payment rates would become effective on October 1, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None of the Company or any of its subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

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

10.1+
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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Ex.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRA HEALTH CARE REIT, INC.

Date: April 29, 2026	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: April 29, 2026	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Treasurer and Executive Vice President
(Principal Financial Officer)