Form 10-Q
period 2026-06-30
Sabra Health Care REIT, Inc.
filed 2026-08-03
CIK 1492298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2026, there were 255,462,756 shares of the registrant’s $0.01 par value Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABRA HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net of accumulated depreciation of $1,297,557 and $1,224,663 as of June 30, 2026 and December 31, 2025, respectively	$4,832,255	$4,686,377
Loans receivable and other investments, net	115,078	434,100
Investment in unconsolidated joint ventures	113,889	118,166
Cash and cash equivalents	231,584	71,537
Restricted cash	6,756	6,603
Lease intangible assets, net	82,953	65,321
Accounts receivable, prepaid expenses and other assets, net	130,095	111,292
Total assets	$5,512,610	$5,493,396
Liabilities
Secured debt, net	$42,233	$43,275
Revolving credit facility	317,475	217,584
Term loans, net	1,029,516	1,032,311
Senior unsecured notes, net	1,236,940	1,235,726
Accounts payable and accrued liabilities	114,953	119,329
Lease intangible liabilities, net	19,053	21,383
Total liabilities	2,760,170	2,669,608
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 255,462,756 and 251,697,456 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,555	2,517
Additional paid-in capital	4,893,653	4,836,270
Cumulative distributions in excess of net income	(2,151,582)	(2,013,375)
Accumulated other comprehensive income (loss)	6,097	(3,571)
Total Sabra Health Care REIT, Inc. stockholders’ equity	2,750,723	2,821,841
Noncontrolling interests	1,717	1,947
Total equity	2,752,440	2,823,788
Total liabilities and equity	$5,512,610	$5,493,396

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and related revenues (Note 6)	$101,308	$99,823	$196,358	$195,860
Resident fees and services	128,802	78,985	245,487	156,432
Interest and other income	5,756	10,342	15,774	20,401
Total revenues	235,866	189,150	457,619	372,693
Expenses:
Depreciation and amortization	56,379	43,586	109,510	87,080
Interest	29,779	27,548	58,188	54,648
Triple-net portfolio operating expenses	3,656	3,698	7,429	7,177
Senior housing - managed portfolio operating expenses	88,616	57,404	170,485	113,858
General and administrative	16,819	12,514	31,681	25,242
Provision for (recovery of) loan losses and other reserves	102,445	(227)	102,232	(400)
Impairment of real estate	—	4,103	440	4,103
Total expenses	297,694	148,626	479,965	291,708
Other income:
Other (expense) income	(2,683)	14,709	(2,738)	14,747
Net gain on sales of real estate	37,717	9,974	37,717	9,974
Total other income	35,034	24,683	34,979	24,721
(Loss) income before income from unconsolidated joint ventures and income tax expense	(26,794)	65,207	12,633	105,706
Income from unconsolidated joint ventures	2,224	832	4,136	1,050
Income tax expense	(678)	(497)	(1,204)	(910)
Net (loss) income	(25,248)	65,542	15,565	105,846
Net loss attributable to noncontrolling interests	46	—	113	—
Net (loss) income attributable to Sabra Health Care REIT, Inc.	$(25,202)	$65,542	$15,678	$105,846

Net (loss) income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$(0.10)	$0.28	$0.06	$0.44
Diluted common share	$(0.10)	$0.27	$0.06	$0.44

Weighted average number of common shares outstanding, basic	252,268,939	237,976,314	252,202,390	237,933,910
Weighted average number of common shares outstanding, diluted	252,268,939	240,929,866	255,755,497	240,711,387

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(25,248)	$65,542	$15,565	$105,846
Other comprehensive income (loss):
Unrealized gain (loss), net of tax:
Foreign currency translation (loss) gain	(1,980)	3,791	(3,589)	4,090
Unrealized gain (loss) on cash flow hedges	7,386	(21,034)	13,257	(27,061)
Total other comprehensive income (loss)	5,406	(17,243)	9,668	(22,971)
Comprehensive (loss) income	(19,842)	48,299	25,233	82,875
Comprehensive loss attributable to noncontrolling interests	46	—	113	—
Comprehensive (loss) income attributable to Sabra Health Care REIT, Inc.	$(19,796)	$48,299	$25,346	$82,875

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2025	237,936,460	$2,379	$4,591,907	$(1,907,266)	$15,212	$2,702,232	$—	$2,702,232
Net income	—	—	—	65,542	—	65,542	—	65,542
Other comprehensive loss	—	—	—	—	(17,243)	(17,243)	—	(17,243)
Amortization of stock-based compensation	—	—	3,531	—	—	3,531	—	3,531
Common stock issuance, net	1,855,713	19	29,612	—	—	29,631	—	29,631
Common dividends ($0.30 per share)	—	—	—	(72,208)	—	(72,208)	—	(72,208)
Balance, June 30, 2025	239,792,173	$2,398	$4,625,050	$(1,913,932)	$(2,031)	$2,711,485	$—	$2,711,485

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2026	252,190,095	$2,522	$4,832,664	$(2,049,843)	$691	$2,786,034	$1,880	$2,787,914
Net loss	—	—	—	(25,202)	—	(25,202)	(46)	(25,248)
Other comprehensive income	—	—	—	—	5,406	5,406	—	5,406
Contribution from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(119)	(119)
Amortization of stock-based compensation	—	—	4,969	—	—	4,969	—	4,969
Common stock issuance, net	3,272,661	33	56,020	—	—	56,053	—	56,053
Common dividends ($0.30 per share)	—	—	—	(76,537)	—	(76,537)	—	(76,537)
Balance, June 30, 2026	255,462,756	$2,555	$4,893,653	$(2,151,582)	$6,097	$2,750,723	$1,717	$2,752,440

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2024	237,586,882	$2,376	$4,592,605	$(1,874,633)	$20,940	$2,741,288	$—	$2,741,288
Net income	—	—	—	105,846	—	105,846	—	105,846
Other comprehensive loss	—	—	—	—	(22,971)	(22,971)	—	(22,971)
Amortization of stock-based compensation	—	—	7,806	—	—	7,806	—	7,806
Common stock issuance, net	2,205,291	22	24,639	—	—	24,661	—	24,661
Common dividends ($0.60 per share)	—	—	—	(145,145)	—	(145,145)	—	(145,145)
Balance, June 30, 2025	239,792,173	$2,398	$4,625,050	$(1,913,932)	$(2,031)	$2,711,485	$—	$2,711,485

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2025	251,697,456	$2,517	$4,836,270	$(2,013,375)	$(3,571)	$2,821,841	$1,947	$2,823,788
Net income (loss)	—	—	—	15,678	—	15,678	(113)	15,565
Other comprehensive income	—	—	—	—	9,668	9,668	—	9,668
Contribution from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(119)	(119)
Amortization of stock-based compensation	—	—	9,758	—	—	9,758	—	9,758
Common stock issuance, net	3,765,300	38	47,625	—	—	47,663	—	47,663
Common dividends ($0.60 per share)	—	—	—	(153,885)	—	(153,885)	—	(153,885)
Balance, June 30, 2026	255,462,756	$2,555	$4,893,653	$(2,151,582)	$6,097	$2,750,723	$1,717	$2,752,440

See accompanying notes to consolidated financial statements.

SABRA HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$15,565	$105,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,510	87,080
Non-cash rental and related revenues	(5,253)	(6,331)
Non-cash interest income	1	7
Non-cash interest expense	4,738	3,455
Stock-based compensation expense	7,187	5,415
Provision for (recovery of) loan losses and other reserves	102,232	(400)
Net gain on sales of real estate	(37,717)	(9,974)
Impairment of real estate	440	4,103
Income from unconsolidated joint ventures	(4,136)	(1,050)
Distributions of earnings from unconsolidated joint ventures	4,220	4,022
Other non-cash items	—	(17,190)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets, net	(11,922)	(6,867)
Accounts payable and accrued liabilities	(683)	(6,894)
Net cash provided by operating activities	184,182	161,222
Cash flows from investing activities:
Acquisition of real estate and lease intangibles	(292,529)	(61,137)
Origination and fundings of loans receivable	(994)	(3,110)
Origination and fundings of preferred equity investments	(669)	(9)
Additions to real estate	(25,160)	(13,569)
Escrow deposits for potential investments	(400)	—
Repayments of loans receivable	205,081	7,048
Repayments of preferred equity investments	2,346	1,369
Investment in unconsolidated joint ventures	—	(1,241)
Net proceeds from the sales of real estate	93,601	3,573
Proceeds from net investment hedges	—	4,462
Insurance proceeds	136	1,038
Net cash used in investing activities	(18,588)	(61,576)
Cash flows from financing activities:
Net borrowings from revolving credit facility	100,800	55,144
Principal payments on secured debt	(1,066)	(1,038)
Payments of deferred financing costs	(92)	(80)
Contributions from noncontrolling interests	2	—
Distributions to noncontrolling interests	(119)	—
Payment of contingent consideration	(1,178)	—
Issuance of common stock, net	47,705	24,211
Dividends paid on common stock	(151,314)	(142,754)
Net cash used in financing activities	(5,262)	(64,517)
Net increase in cash, cash equivalents and restricted cash	160,332	35,129
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(132)	184
Cash, cash equivalents and restricted cash, beginning of period	78,140	66,339
Cash, cash equivalents and restricted cash, end of period	$238,340	$101,652
Supplemental disclosure of cash flow information:
Interest paid	$53,775	$49,747
Supplemental disclosure of non-cash investing activities:
Decrease in loans receivable and other investments due to acquisition of real estate	$16,600	$—

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Sabra and its wholly owned subsidiaries as of June 30, 2026 and December 31, 2025 and for the three and six month periods ended June 30, 2026 and 2025. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results for such periods. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the 2025 Annual Report on Form 10-K filed with the SEC.
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
The Company identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of June 30, 2026 and December 31, 2025, the Company determined that it was the primary beneficiary of two VIEs, a joint venture variable interest entity owning three senior housing communities and another joint venture variable interest entity under which the three senior housing communities are operated by a third-party property manager pursuant to property management agreements. The Company has consolidated these entities in the accompanying consolidated financial statements, and aggregate total assets and total liabilities of the two VIEs were $96.8 million and $2.4 million as of June 30, 2026, respectively, and $99.2 million and $2.0 million as of December 31, 2025, respectively. Assets of the consolidated VIEs can only be used to settle obligations of such VIEs, and liabilities of the consolidated VIEs represent claims against the specific assets of such VIEs. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties.
As it relates to investments in loans, in addition to the Company’s assessment of VIEs and whether the Company is the primary beneficiary of those VIEs, the Company evaluates the loan terms and other pertinent facts to determine whether the loan investment should be accounted for as a loan or as a real estate joint venture. If an investment has the characteristics of a real estate joint venture, including if the Company participates in the majority of the borrower’s expected residual profit, the Company would account for the investment as an investment in a real estate joint venture and not as a loan investment. Expected residual profit is defined as the amount of profit, whether called interest or another name, such as an equity kicker, above a reasonable amount of interest and fees expected to be earned by a lender. At June 30, 2026 and December 31, 2025, none of the Company’s investments in loans were accounted for as real estate joint ventures.
As it relates to investments in joint ventures, the Company assesses any partners’ rights and their impact on the presumption of control of the partnership by any single partner. The Company also applies this guidance to managing member interests in limited liability companies. The Company reassesses its determination of which entity controls the joint venture if: there is a change to the terms or in the exercisability of the rights of any partners or members, the general partner or managing member increases or decreases its ownership interests, or there is an increase or decrease in the number of outstanding ownership interests. As of June 30, 2026, the Company’s determination of which entity controls its investments in joint ventures has not changed as a result of any reassessment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segment
The Company conducts and manages its business of investing in the healthcare sector as one reportable segment for internal reporting and internal decision-making purposes. The presentation of financial results as one reportable segment is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), Sabra’s Chief Executive Officer, evaluates performance and makes resource allocation and operating decisions for the Company. The CODM reviews assets as shown on the accompanying consolidated balance sheets and evaluates performance and makes resource allocation and operating decisions based on net income. Expenses that are significant are the same as shown on the accompanying consolidated statements of (loss) income.
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

3.     RECENT REAL ESTATE ACQUISITIONS (CONSOLIDATED)
During the six months ended June 30, 2026, the Company acquired seven Senior Housing - Managed communities, two skilled nursing/transitional care facilities and exercised its option to acquire one skilled nursing/transitional care facility under its loan receivable investment which had a book value of $16.6 million at the time of acquisition. During the six months ended June 30, 2025, the Company acquired one Senior Housing - Managed community and exercised its option to acquire 24 units on the campus of one of its Senior Housing - Leased communities. The consideration was allocated as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Land	$36,655	$2,708
Building and improvements	224,139	55,981
Tenant origination and absorption costs intangible assets	26,350	2,418
Tenant relationship intangible assets	408	30
Total consideration	$287,552	$61,137
The tenant origination and absorption costs intangible assets and tenant relationship intangible assets had weighted-average amortization periods as of the respective dates of acquisition of two years and 21 years, respectively, for the acquisitions completed during the six months ended June 30, 2026. The tenant origination and absorption costs intangible assets had an amortization period as of the date of acquisition of 1 year for the acquisition completed during the six months ended June 30, 2025.
For the three and six months ended June 30, 2026, the Company recognized $13.3 million and $16.6 million of total revenues, respectively, and $0.8 million and $0.9 million of net income, respectively, from the facilities acquired during the six months ended June 30, 2026. For each of the three and six months ended June 30, 2025, the Company recognized $0.8 million of total revenues and $0.1 million of net income from the facility acquired during the six months ended June 30, 2025.
Additionally, during the six months ended June 30, 2026, the Company invested $8.2 million in the purchase of bed rights and land related to the development of one skilled nursing/transitional care facility.
During the six months ended June 30, 2026, the Company purchased the operations of one Senior Housing - Managed community previously leased under a triple-net operating lease for $16.3 million. Concurrent with the purchase of the operations, the triple-net operating lease was terminated and the Company entered into a property management agreement with the former tenant. The consideration was allocated as follows: (i) $12.4 million to tenant origination and absorption costs intangible assets, (ii) $1.0 million to furniture and equipment and (iii) $2.9 million to lease termination expense which is included in other (expense) income on the accompanying consolidated statements of (loss) income.
During the six months ended June 30, 2026, the Company, in accordance with the terms of the agreements pursuant to which it purchased the operations of four Senior Housing - Managed communities previously leased under triple-net operating leases, paid $1.2 million in additional consideration as certain conditions were satisfied. This amount is included in lease intangible assets, net on the accompanying consolidated balance sheets.

4.    INVESTMENT IN REAL ESTATE PROPERTIES
The Company’s real estate properties held for investment consisted of the following (dollars in thousands):
As of June 30, 2026

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	207	23,124	$2,819,686	$(662,018)	$2,157,668
Senior Housing - Leased	32	2,623	360,736	(87,835)	272,901
Senior Housing - Managed	94	9,745	2,247,573	(388,860)	1,858,713
Behavioral Health	16	1,159	473,813	(97,126)	376,687
Specialty Hospitals and Other	15	392	225,498	(60,979)	164,519
	364	37,043	6,127,306	(1,296,818)	4,830,488
Corporate Level			2,506	(739)	1,767
			$6,129,812	$(1,297,557)	$4,832,255
As of December 31, 2025

Property Type	Number of Properties	Number of Beds/Units	Total Real Estate at Cost	Accumulated Depreciation	Total Real Estate Investments, Net
Skilled Nursing/Transitional Care	210	23,537	$2,802,561	$(635,685)	$2,166,876
Senior Housing - Leased	32	2,668	376,590	(90,236)	286,354
Senior Housing - Managed	87	8,677	2,030,267	(349,213)	1,681,054
Behavioral Health	16	1,138	473,813	(90,644)	383,169
Specialty Hospitals and Other	15	392	225,498	(58,291)	167,207
	360	36,412	5,908,729	(1,224,069)	4,684,660
Corporate Level			2,311	(594)	1,717
			$5,911,040	$(1,224,663)	$4,686,377

	June 30, 2026	December 31, 2025
Land	$604,201	$579,586
Land improvements	12,668	11,987
Building and improvements	5,285,430	5,107,100
Furniture and equipment	210,935	202,067
Construction in progress	16,578	10,300
Total real estate at cost	6,129,812	5,911,040
Accumulated depreciation	(1,297,557)	(1,224,663)
Total real estate investments, net	$4,832,255	$4,686,377
Capital and Other Expenditures
As of June 30, 2026 and December 31, 2025, the Company had accrued real estate costs included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets of $3.4 million and $5.9 million, respectively.
As of June 30, 2026, the Company’s aggregate commitment for future capital and other expenditures associated with facilities leased under triple-net operating leases was approximately $75 million. These commitments are principally for improvements to its facilities and include the development of the skilled nursing/transitional care facility discussed in Note 3.
Senior Housing - Managed Communities
The Company’s Senior Housing - Managed communities offer residents certain ancillary services that are not contemplated in the lease with each resident (i.e., housekeeping, laundry, guest meals, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The

Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Resident fees and services include ancillary service revenue of $1.6 million and $3.1 million for the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2025, respectively.
The Company received property insurance proceeds related to a fire that occurred at one of the Company’s Senior Housing - Managed communities in 2022 and recorded a $1.0 million gain related to the property damage which is included in other income on the accompanying consolidated statements of (loss) income during each of the three and six months ended June 30, 2025.
Investment in Unconsolidated Joint Ventures
The following is a summary of the Company’s investment in unconsolidated joint ventures (dollars in thousands):

	Property Type	Number of Properties as of June 30, 2026	Ownership as of June 30, 2026 (1)	Book Value
				June 30, 2026	December 31, 2025
Sienna Joint Venture	Senior Housing - Managed	12	50%	$105,270	$110,283
Marlin Spring Joint Venture	Senior Housing - Managed	4	85%	8,619	7,883
				$113,889	$118,166
(1)    These investments are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

5.    IMPAIRMENT OF REAL ESTATE AND DISPOSITIONS
Impairment of Real Estate
During the six months ended June 30, 2026, the Company recognized real estate impairment of $0.4 million related to one closed facility and one facility that has sold. During the six months ended June 30, 2025, the Company recognized real estate impairment of $4.1 million related to one facility that has sold.
To estimate the fair value of the impaired facilities, the Company utilized a market approach which considered binding sale agreements, non-binding offers from unrelated third parties, listing agreements or model-derived valuations with significant unobservable inputs, including comparable sales and other local and national industry market data (Level 3 measurements), as applicable.
The Company continues to evaluate additional assets for sale as it looks to further improve its portfolio quality. This could lead to a shorter hold period for such assets and could result in the determination that the full amount of the Company’s investment in such assets is not recoverable, resulting in an impairment charge or loss on sale, which could be material.
Dispositions
The following table summarizes the Company’s dispositions for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2026	2025
Number of facilities	7	6
Consideration, net of closing costs (1)	$93.6	$37.1
Net carrying value	55.9	27.1
Net gain on sale	$37.7	$10.0

(1)    The Company received $33.5 million of net proceeds on July 1, 2025 related to dispositions that closed on June 30, 2025.
Related to these facilities, the Company recognized net income of $38.6 million and $8.6 million during the six months ended June 30, 2026 and 2025, respectively, which includes (i) net gain on sale and (ii) impairment of $0.3 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.

The sale of the disposition facilities does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results, and therefore the results of operations attributable to these facilities have remained in continuing operations.

6.    OPERATING LEASES
Lessor Accounting
As of June 30, 2026, 270 of the Company’s real estate properties were leased under triple-net operating leases with expirations ranging from one year to 18 years. As of June 30, 2026, the leases had a weighted average remaining term of seven years. The leases generally include provisions to extend the lease terms and other negotiated terms and conditions. Certain leases include purchase options whereby the tenant may elect to acquire the underlying real estate assets at a purchase price based on factors including fair market value, the Company’s investment and specified capitalization rates or internal rates of return. The Company, through its subsidiaries, retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants. The Company may receive additional security under these operating leases in the form of letters of credit and security deposits from the lessee or guarantees from the parent of the lessee. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets and totaled $11.7 million and $10.5 million as of June 30, 2026 and December 31, 2025, respectively, and letters of credit deposited with the Company totaled approximately $68 million and $63 million as of June 30, 2026 and December 31, 2025, respectively. In addition, the Company’s tenants have deposited with the Company $10.6 million and $10.8 million as of June 30, 2026 and December 31, 2025, respectively, for future real estate taxes, insurance expenditures and tenant improvements related to the Company’s properties and their operations, and these amounts are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Lessor costs that are paid by the lessor and reimbursed by the lessee are included in the measurement of variable lease revenue and the associated expense. As a result, the Company recognized variable lease revenue and the associated expense of $3.6 million and $7.3 million during the three and six months ended June 30, 2026, respectively, and $3.5 million and $7.1 million during the three and six months ended June 30, 2025, respectively.
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
For the three and six months ended June 30, 2026, no tenant relationship represented 10% or more of the Company’s total revenues.

As of June 30, 2026, the future minimum rental payments from the Company’s properties held for investment under non-cancelable operating leases were as follows and may materially differ from actual future rental payments received (in thousands):

July 1 through December 31, 2026	$180,692
2027	364,247
2028	351,902
2029	305,500
2030	279,663
Thereafter	868,302
$2,350,306
Lessee Accounting
For operating leases greater than 12 months for which the Company is the lessee, such as corporate office leases and ground leases, the Company recognizes a right-of-use (“ROU”) asset and related lease liability on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities are determined based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the estimated incremental borrowing rate on a lease-by-lease basis. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if exercise is considered reasonably certain. As of June 30, 2026 and December 31, 2025, the Company had $6.3 million and $6.5 million of ROU assets included in accounts receivable, prepaid expenses and other assets, net, and $7.2 million and $7.4 million of lease liabilities included in accounts payable and accrued liabilities, respectively, on its consolidated balance sheets.
The Company incurred lease expense of $0.2 million and $0.5 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the weighted average remaining lease term and discount rate were 12 years and 8%, respectively, and the future minimum lease payments under the operating leases included in the Company’s lease liability were as follows (in thousands):

July 1 through December 31, 2026	$518
2027	1,047
2028	1,021
2029	1,050
2030	1,069
Thereafter	6,819
Undiscounted minimum lease payments included in the lease liability	11,524
Less: imputed interest	(4,367)
Present value of lease liability	$7,157

7.    LOANS RECEIVABLE AND OTHER INVESTMENTS
The Company’s loans receivable and other investments consisted of the following (dollars in thousands):

						As of June 30, 2026
Investment	Quantity as of June 30, 2026	Property Type	Principal Balance as of June 30, 2026 (1)	Book Value as of June 30, 2026	Book Value as of December 31, 2025	Weighted Average Contractual Interest Rate / Rate of Return	Weighted Average Annualized Effective Interest Rate / Rate of Return	Maturity Date
Loans Receivable:
Mortgage	1	Behavioral Health	$19,000	$19,000	$335,600	10.0%	10.0%	01/31/27
Other	10	Multiple	36,218	34,110	38,194	7.3%	6.6%	08/31/26 - 08/31/33
	11		55,218	53,110	373,794	8.2%	7.8%
Allowance for loan losses			—	(5,256)	(5,047)
			$55,218	$47,854	$368,747
Other Investments:
Preferred Equity	4	Senior Housing	67,012	67,224	65,353	11.0%	11.0%	N/A
Total	15		$122,230	$115,078	$434,100	9.7%	9.6%
(1)    Principal balance includes amounts funded and accrued but unpaid interest / preferred return and excludes capitalizable fees.
On June 30, 2026, the Company received a reduced cash payment of $200.0 million in full satisfaction of the $300.0 million Recovery Centers of America mortgage loan, resulting in a write-off of $100.0 million. The agreement for repayment and the requisite confirmation of the borrower’s ability to secure financing and execute the reduced payoff of the mortgage loan were not obtained until June 2026.
As of June 30, 2026, the Company has committed to provide up to an aggregate $7.9 million of future funding related to one preferred equity investment and three loan receivable investments.
Additional information regarding the Company’s loans receivable is as follows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Allowance for loan losses:
Balance at beginning of the period	$5,047	$6,094
Provision for (recovery of) loan losses	986	(400)
Write-off of uncollectible balances	(777)	—
Balance at end of the period	$5,256	$5,694
As of each of June 30, 2026 and December 31, 2025, the Company had one loan receivable investment with deteriorated credit quality with a principal balance of $1.2 million and a book value of zero. As of June 30, 2026 and December 31, 2025, two loans receivable investments with zero book value and three loans receivable investments with zero book value were on nonaccrual status, respectively.
As of June 30, 2026 and December 31, 2025, the Company did not consider any preferred equity investments to be impaired, and no preferred equity investments were on nonaccrual status.

8.    DEBT
Secured Indebtedness
The Company’s secured debt consisted of the following (dollars in thousands):

	Principal Balance as of		As of June 30, 2026
Interest Rate Type	June 30, 2026 (1)	December 31, 2025 (1)	Weighted Average Interest Rate	Weighted Average Effective Interest Rate (2)	Maturity Date
Fixed Rate	$42,955	$44,021	2.86%	3.37%	May 2031 - August 2051
(1)     Principal balance does not include deferred financing costs, net of $0.7 million as of each of June 30, 2026 and December 31, 2025.
(2)     Weighted average effective interest rate includes private mortgage insurance.
Senior Unsecured Notes
The Company’s senior unsecured notes consisted of the following (dollars in thousands):

		Principal Balance as of
Title	Maturity Date	June 30, 2026 (1)	December 31, 2025 (1)
5.38% senior unsecured notes due 2027 (“2027 Notes”)	May 17, 2027	$100,000	$100,000
3.90% senior unsecured notes due 2029 (“2029 Notes”)	October 15, 2029	350,000	350,000
3.20% senior unsecured notes due 2031 (“2031 Notes”)	December 1, 2031	800,000	800,000
		$1,250,000	$1,250,000
(1)    Principal balance does not include discount, net of $6.4 million and deferred financing costs, net of $6.6 million as of June 30, 2026 and does not include discount, net of $6.9 million and deferred financing costs, net of $7.4 million as of December 31, 2025. In addition, the weighted average effective interest rate as of June 30, 2026 was 3.66%.
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
The indentures and agreements (the “Senior Notes Indentures”) governing the 2027 Notes, 2029 Notes and 2031 Notes (collectively, the “Senior Notes”) include customary events of default and require the Company to comply with specified restrictive covenants. As of June 30, 2026, the Company was in compliance with all applicable financial covenants under the Senior Notes Indentures.
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

As of June 30, 2026, there was $317.5 million (including CAD $34.8 million) outstanding under the Revolving Credit Facility and $682.5 million available for borrowing.
Borrowings under the Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to a ratings-based applicable interest margin plus, Daily Simple CORRA, as defined in the Credit Agreement, for Canadian dollar borrowings, or at the Operating Partnership’s option for U.S. dollar borrowings, either (a) Daily Simple SOFR, as defined in the Credit Agreement, or (b) a base rate determined as the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, (iii) Term SOFR, as defined in the Credit Agreement, plus 1.0% (the “Base Rate”), and (iv) 1.00%. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Credit Agreement, and will range from 0.775% to 1.450% per annum for Daily Simple SOFR-based borrowings and 0.00% to 0.450% per annum for borrowings at the Base Rate. As of June 30, 2026, the weighted average interest rate on the Revolving Credit Facility was 4.68%. In addition, the Operating Partnership pays a facility fee ranging between 0.125% and 0.300% per annum based on the aggregate amount of commitments under the Revolving Credit Facility regardless of amounts outstanding thereunder.
The U.S. dollar Term Loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Term SOFR or (b) the Base Rate. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings and will range from 0.850% to 1.650% per annum for Term SOFR-based borrowings and 0.00% to 0.650% per annum for borrowings at the Base Rate. As of June 30, 2026, the interest rate on the U.S. dollar Term Loan was 4.93%. The Canadian dollar Term Loan bears interest on the outstanding principal amount at a rate equal to the Term CORRA Rate, as defined in the Credit Agreement, plus an interest margin that will range from 0.850% to 1.650% depending on the Debt Ratings. As of June 30, 2026, the interest rate on the Canadian dollar Term Loan was 3.59%.
The Company has interest rate swaps that fix the Secured Overnight Financing Rate (“SOFR”) portion of the interest rate for $430.0 million of SOFR-based borrowings under its U.S. dollar Term Loan at a weighted average rate of 2.93% and interest rate swaps that fix the Canadian Overnight Repo Rate (“CORRA”) portion of the interest rate for CAD $150.0 million of CORRA-based borrowings under its Canadian dollar Term Loan at a rate of 2.59%. As of June 30, 2026, the effective interest rate on the U.S. dollar and Canadian dollar Term Loans was 4.18% and 3.84%, respectively. In addition, the Canadian dollar Term Loan and the CAD $34.8 million outstanding as of June 30, 2026 under the Revolving Credit Facility are designated as net investment hedges. See Note 9, “Derivative and Hedging Instruments,” for further information.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to pay dividends, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires Sabra, through the Operating Partnership, to comply with specified financial covenants, which include a maximum total leverage ratio, a maximum secured debt leverage ratio, a minimum fixed charge coverage ratio, a maximum unsecured leverage ratio, a minimum tangible net worth requirement and a minimum unsecured interest coverage ratio. As of June 30, 2026, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
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
The term loan bears interest on the outstanding principal amount at a ratings-based applicable interest margin plus, at the Operating Partnership’s option, either (a) Daily SOFR, (b) Term SOFR or (c) the Base Rate, each as defined in the Term Loan Credit Agreement. The ratings-based applicable interest margin for borrowings will vary based on the Debt Ratings, as defined in the Term Loan Credit Agreement, and will range from 0.800% to 1.600% per annum for SOFR-based borrowings and 0.000% to 0.600% per annum for borrowings at the Base Rate. As of June 30, 2026, the interest rate on the U.S. dollar term loan under the Term Loan Credit Agreement was 4.88%.
The Company has interest rate swaps that fix the SOFR portion of the interest rate for $500.0 million of SOFR-based borrowings at a weighted average rate of 3.44%. As of June 30, 2026, the effective interest rate on the $500.0 million U.S. dollar term loan under the Term Loan Credit Agreement was 4.64%.

The obligations of the Borrowers under the Term Loan Credit Agreement are guaranteed by the Company and certain of its subsidiaries.
Interest Expense
The Company incurred interest expense of $29.8 million and $58.2 million during the three and six months ended June 30, 2026, respectively, and $27.5 million and $54.6 million during the three and six months ended June 30, 2025, respectively. Interest expense includes non-cash interest expense of $2.4 million and $4.7 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had $9.3 million and $9.6 million, respectively, of accrued interest included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2026 (in thousands):

	Secured Indebtedness	Revolving Credit Facility (1)	Term Loans	Senior Notes	Total
July 1 through December 31, 2026	$1,081	$—	$—	$—	$1,081
2027	2,206	317,475	—	100,000	419,681
2028	2,266	—	535,495	—	537,761
2029	2,328	—	—	350,000	352,328
2030	2,392	—	500,000	—	502,392
Thereafter	32,682	—	—	800,000	832,682
Total Debt	42,955	317,475	1,035,495	1,250,000	2,645,925
Discount, net	—	—	—	(6,422)	(6,422)
Deferred financing costs, net	(722)	—	(5,979)	(6,638)	(13,339)
Total Debt, Net	$42,233	$317,475	$1,029,516	$1,236,940	$2,626,164
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
Cash Flow Hedges
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2026, approximately $5.6 million of gains, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months. During each of the three and six months ended June 30, 2025, the Company reclassified $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in Canada. The Company uses Canadian dollar denominated debt to hedge its exposure to changes in foreign exchange rates on these foreign investments.
The following presents the notional amount of derivative instruments (in thousands):

	June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$930,000	$930,000
Denominated in Canadian Dollars	$150,000	$150,000
Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$184,800	$183,700
Derivative and Financial Instruments Designated as Hedging Instruments
The following is a summary of the derivative and financial instruments designated as hedging instruments held by the Company (dollars in thousands):

		Count as of June 30, 2026	Fair Value as of		Maturity Dates as of June 30, 2026
Type	Designation		June 30, 2026	December 31, 2025		Balance Sheet Location
Assets:
Interest rate swaps	Cash flow	11	$14,724	$3,378	2028 - 2030	Accounts receivable, prepaid expenses and other assets, net
Liabilities:
Interest rate swaps	Cash flow	—	$—	$1,281	—	Accounts payable and accrued liabilities
CAD borrowings under Revolving Credit Facility	Net investment	1	24,475	24,584	2027	Revolving credit facility
CAD Term Loan	Net investment	1	105,495	109,425	2028	Term loans, net
			$129,970	$135,290
The following presents the effect of the Company’s derivative and financial instruments designated as hedging instruments on the consolidated statements of (loss) income and the consolidated statements of equity (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash Flow Hedges:
Interest rate products	$8,117	$(2,528)	$14,803	$(7,196)
Net Investment Hedges:
Foreign currency products	—	(1,586)	—	(1,418)
CAD borrowings under Revolving Credit Facility	505	(330)	880	(558)
CAD Term Loan	2,175	(5,355)	3,930	(5,490)
	$10,797	$(9,799)	$19,613	$(14,662)

		Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2026	2025	2026	2025
Cash Flow Hedges:
Interest rate products	Interest expense	$724	$1,323	$1,531	$2,712

During the three and six months ended June 30, 2026 and 2025, no cash flow hedges were determined to be ineffective.
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (in thousands):

As of June 30, 2026
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$14,724	$—	$14,724	$—	$—	$14,724
Offsetting Liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	As of December 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Assets:
Derivatives	$3,378	$—	$3,378	$(212)	$—	$3,166
Offsetting Liabilities:
Derivatives	$1,281	$—	$1,281	$(212)	$—	$1,069
Credit Risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which the Company could be declared in default on the derivative obligation if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2026, the Company had no derivatives in a net liability position. As of June 30, 2026, the Company has not posted any collateral related to these agreements.

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
Loans receivable: These instruments are presented on the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of the loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans receivable, as well as the underlying collateral value and other credit enhancements as applicable. The Company utilized discount rates ranging from 6% to 14% with a weighted average rate of 8% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
Preferred equity investments: These instruments are presented on the accompanying consolidated balance sheets at their cost and not at fair value. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows for the preferred equity investments, the underlying collateral value and other credit enhancements. The Company utilized discount rates ranging from 10% to 13% with a weighted average rate of 11% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments whose carrying amounts do not approximate their fair value (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Face Value (1)	Carrying Amount (2)	Fair Value	Face Value (1)	Carrying Amount (2)	Fair Value
Financial assets:
Loans receivable	$55,218	$47,854	$51,077	$377,249	$368,747	$381,035
Preferred equity investments	67,012	67,224	68,105	65,171	65,353	66,858
Financial liabilities:
Senior Notes	1,250,000	1,236,940	1,168,554	1,250,000	1,235,726	1,180,495
Secured indebtedness	42,955	42,233	33,012	44,021	43,275	34,101
(1)    Face value represents amounts contractually due under the terms of the respective agreements.
(2)    Carrying amount represents the book value of financial instruments, including unamortized premiums/discounts and deferred financing costs.

The Company determined the fair value of financial instruments as of June 30, 2026 whose carrying amounts do not approximate their fair value with valuation methods utilizing the following types of inputs (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Loans receivable	$51,077	$—	$—	$51,077
Preferred equity investments	68,105	—	—	68,105
Financial liabilities:
Senior Notes	1,168,554	—	1,168,554	—
Secured indebtedness	33,012	—	—	33,012
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
Items Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2026, the Company recorded the following amounts measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Financial assets:
Interest rate swaps	$14,724	$—	$14,724	$—

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
During each of the three and six months ended June 30, 2026, the Company issued 3.2 million shares in settlement of the remaining outstanding forward sale agreements under the Prior ATM Program, at a weighted average net price of $17.50 per share, after commissions and fees, resulting in net proceeds of $56.3 million.
As of June 30, 2026, no shares remained outstanding under the Prior ATM Program’s forward sale agreements.
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
During the three and six months ended June 30, 2026, the Company utilized the forward feature of the ATM Program to allow for the sale of up to 0.9 million and 7.3 million shares of the Company’s common stock, respectively, at an initial weighted average price of $20.72 and $20.26 per share, net of commissions, respectively.
As of June 30, 2026, 21.4 million shares (which amount includes the 7.3 million shares referenced in the prior paragraph) remained outstanding under the ATM Program’s forward sale agreements, with an initial weighted average price of $19.24 per share, net of commissions.
No other shares were sold under the ATM Program during the three and six months ended June 30, 2026.
As of June 30, 2026, the Company had $334.1 million available under the ATM Program.
The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2026:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2, 2026	February 13, 2026	$0.30	February 27, 2026
April 29, 2026	May 15, 2026	$0.30	May 29, 2026
During the six months ended June 30, 2026, the Company issued 0.5 million shares of common stock as a result of restricted stock unit vestings.
Upon any payment of shares to teammates as a result of restricted stock unit vestings, the teammates’ related tax withholding obligation will generally be satisfied by the Company reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. During the six months ended June 30, 2026 and 2025, the Company incurred $8.2 million and $4.7 million, respectively, in tax withholding obligations on behalf of its teammates that were satisfied through a reduction in the number of shares delivered to those participants.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2026	December 31, 2025
Foreign currency translation loss	$(4,960)	$(1,371)
Unrealized gain (loss) on cash flow hedges	11,057	(2,200)
Total accumulated other comprehensive income (loss)	$6,097	$(3,571)

12.    EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net (loss) income attributable to Sabra Health Care REIT, Inc.	$(25,202)	$65,542	$15,678	$105,846
Denominator
Basic weighted average common shares and common equivalents	252,268,939	237,976,314	252,202,390	237,933,910
Dilutive restricted stock units	—	2,755,911	2,524,248	2,671,820
Dilutive forward equity sale agreements	—	197,641	1,028,859	105,657
Diluted weighted average common shares	252,268,939	240,929,866	255,755,497	240,711,387
Net (loss) income attributable to Sabra Health Care REIT, Inc., per:
Basic common share	$(0.10)	$0.28	$0.06	$0.44
Diluted common share	$(0.10)	$0.27	$0.06	$0.44
During the three and six months ended June 30, 2026, approximately 1.1 million and 66,000 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three months ended June 30, 2026, approximately 2.6 million restricted stock units were not included in computing diluted earnings per share because they were considered anti-dilutive. During the three and six months ended June 30, 2025, approximately 100 and 400 restricted stock units, respectively, and 22,000 and 40,000 shares, respectively, related to forward equity sale agreements were not included in computing diluted earnings per share because they were considered anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities. As of June 30, 2026, the Company does not expect that compliance with existing environmental laws will have a material adverse effect on the Company’s financial condition and results of operations.
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
Dividend Declaration
On August 3, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 31, 2026 to common stockholders of record as of the close of business on August 14, 2026.

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
Acquisitions
During the six months ended June 30, 2026, we acquired seven Senior Housing - Managed communities, two skilled nursing/transitional care facilities and exercised our option to acquire one skilled nursing/transitional care facility for aggregate consideration of $287.6 million, including acquisition costs. Additionally, during the six months ended June 30, 2026, we invested $8.2 million in the purchase of bed rights and land related to the development of one skilled nursing/transitional care facility and purchased the operations of one Senior Housing - Managed community previously leased to the tenant under a triple-net operating lease for $16.3 million. See Note 3, “Recent Real Estate Acquisitions (Consolidated),” in the Notes to Consolidated Financial Statements for additional information regarding these investments.
Dispositions
During the six months ended June 30, 2026, we completed the sale of six skilled nursing/transitional care facilities and one Senior Housing - Managed community for aggregate consideration, net of closing costs, of $93.6 million. The net carrying value of the assets and liabilities of these facilities was $55.9 million, which resulted in an aggregate $46.1 million net gain on sale from the disposition of three facilities, partially offset by an aggregate $8.4 million net loss on sale from the disposition of four facilities. We continue to evaluate additional assets for sale as we look to further improve our portfolio quality.
Loans Receivable and Other Investments
During the six months ended June 30, 2026, we agreed to and received a reduced cash payment of $200.0 million in full satisfaction of the $300.0 million Recovery Centers of America mortgage loan, resulting in a write-off of $100.0 million.
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our 2025 Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2026.
Recently Issued Accounting Standards Updates
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
Results of Operations
As of June 30, 2026, our investment portfolio consisted of 364 real estate properties held for investment, 11 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. As of June 30, 2025, our investment portfolio consisted of 359 real estate properties held for investment, 13 investments in loans receivable, four preferred equity investments and two investments in unconsolidated joint ventures. In general, we expect that income and expenses related to our portfolio will fluctuate in future periods in comparison to the corresponding prior periods as a result of investment and disposition activity and anticipated future changes in our portfolio. The results of operations presented are not directly comparable due to ongoing acquisition and disposition activity.

Comparison of results of operations for the three months ended June 30, 2026 versus the three months ended June 30, 2025 (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2026	2025
Revenues:
Rental and related revenues	$101,308	$99,823	$1,485	1%	$(1,371)	$2,856
Resident fees and services	128,802	78,985	49,817	63%	34,484	15,333
Interest and other income	5,756	10,342	(4,586)	(44)%	(4,124)	(462)
Expenses:
Depreciation and amortization	56,379	43,586	12,793	29%	13,758	(965)
Interest	29,779	27,548	2,231	8%	—	2,231
Triple-net portfolio operating expenses	3,656	3,698	(42)	(1)%	(136)	94
Senior housing - managed portfolio operating expenses	88,616	57,404	31,212	54%	21,969	9,243
General and administrative	16,819	12,514	4,305	34%	—	4,305
Provision for (recovery of) loan losses and other reserves	102,445	(227)	102,672	(45,230)%	101,403	1,269
Impairment of real estate	—	4,103	(4,103)	(100)%	(4,103)	—
Other income:
Other (expense) income	(2,683)	14,709	(17,392)	(118)%	—	(17,392)
Net gain on sales of real estate	37,717	9,974	27,743	278%	27,743	—
Income from unconsolidated joint ventures	2,224	832	1,392	167%	—	1,392
Income tax expense	(678)	(497)	(181)	36%	—	(181)
(1)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as a result of investments/dispositions made after April 1, 2025.
(2)    Represents the dollar amount increase (decrease) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 that is not a direct result of investments/dispositions made after April 1, 2025.
Rental and Related Revenues
During the three months ended June 30, 2026, we recognized $101.3 million of rental income compared to $99.8 million for the three months ended June 30, 2025. The $1.5 million net increase in rental income is related to (i) a $4.4 million increase in revenue as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, lease amendments and annual rental increases based on changes in the Consumer Price Index, (ii) a $3.5 million net increase in revenue related to leases that are not accounted for on an accrual basis and (iii) a $1.1 million increase from properties acquired after April 1, 2025. These increases are partially offset by (i) a $4.5 million decrease related to facilities that were transitioned to Senior Housing - Managed communities after April 1, 2025, (ii) a $2.5 million decrease from properties disposed of after April 1, 2025 and (iii) a $0.6 million decrease related to facilities that were transitioned to new operators after April 1, 2025.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the three months ended June 30, 2026 and 2025.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.

Resident Fees and Services
During the three months ended June 30, 2026, we recognized $128.8 million of resident fees and services compared to $79.0 million for the three months ended June 30, 2025. The $49.8 million net increase is due to (i) a $34.9 million increase related to 18 Senior Housing - Managed communities acquired after April 1, 2025, (ii) a $10.6 million increase related to five facilities that were transitioned to Senior Housing - Managed communities after April 1, 2025 and (iii) a $5.4 million increase primarily related to increased occupancy and an increase in rates. These increases are partially offset by a $0.7 million decrease due to one Senior Housing - Managed community that was closed in August 2025 and a $0.4 million decrease due to one Senior Housing - Managed community that was sold after April 1, 2025.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the three months ended June 30, 2026, we recognized $5.8 million of interest and other income compared to $10.3 million for the three months ended June 30, 2025. The net decrease of $4.6 million is primarily due to a $4.1 million decrease from investments that were repaid after April 1, 2025 and a $0.5 million decrease in late fee income.
Depreciation and Amortization
During the three months ended June 30, 2026, we incurred $56.4 million of depreciation and amortization expense compared to $43.6 million for the three months ended June 30, 2025. The net increase of $12.8 million is due to a $15.0 million increase from properties acquired after April 1, 2025 and the acquisition of the operations of five Senior Housing - Managed communities previously leased to the tenant under triple-net operating leases and a $0.6 million increase from additions to real estate. These increases are partially offset by a $1.3 million decrease due to assets that have been fully depreciated and a $1.3 million decrease from properties disposed of after April 1, 2025.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the three months ended June 30, 2026, we incurred $29.8 million of interest expense compared to $27.5 million for the three months ended June 30, 2025. The $2.2 million net increase is primarily related to an increase in interest expense related to borrowings under the Credit Agreement (as defined below).
Senior Housing - Managed Portfolio Operating Expenses
During the three months ended June 30, 2026, we recognized $88.6 million of Senior Housing - Managed portfolio operating expenses compared to $57.4 million for the three months ended June 30, 2025. The $31.2 million net increase is primarily due to (i) a $22.4 million increase related to 18 Senior Housing - Managed communities acquired after April 1, 2025, (ii) a $6.4 million increase related to five facilities that were transitioned to Senior Housing - Managed communities after April 1, 2025, (iii) a $1.4 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $0.9 million increase in management fees and housekeeping costs due to increased occupancy and in dining expenses primarily due to outsourcing the service to a third party at certain communities, (v) a $0.6 million increase in advertising and marketing, (vi) a $0.3 million increase in repairs and maintenance and (vii) a $0.2 million increase in utilities due to increased rates and usage, partially offset by a $0.6 million decrease related to one Senior Housing - Managed community that was closed in August 2025 and a $0.4 million decrease related to one Senior Housing – Managed community that was sold after April 1, 2025.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the three months ended June 30, 2026, general and administrative expenses were $16.8 million compared to $12.5 million for the three months ended June 30, 2025. The $4.3 million net increase is primarily related to a $3.9 million increase in compensation for our teammates as a result of increased staffing, changes in performance-based payout assumptions on incentive compensation and annual salary adjustments.
Provision for (Recovery of) Loan Losses and Other Reserves
During the three months ended June 30, 2026, we recognized a $102.4 million provision for loan losses and other reserves primarily associated with the reduced cash repayment of $200.0 million in full satisfaction of the $300.0 million Recovery Centers of America mortgage loan. During the three months ended June 30, 2025, we recognized a $0.2 million recovery of loan losses associated with our loans receivable investments.

Impairment of Real Estate
During the three months ended June 30, 2026, we did not recognize any impairment of real estate. During the three months ended June 30, 2025, we recognized a $4.1 million impairment of real estate related to one sold facility.
Other (Expense) Income
During the three months ended June 30, 2026, we recognized $2.7 million of other expense primarily due to lease termination expense related to one community that was transitioned from our triple-net portfolio to Senior Housing - Managed communities. During the three months ended June 30, 2025, we recognized $14.7 million of other income, including the reclassification of $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur and $1.0 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities in 2022, partially offset by $3.2 million of transition expenses related to the transition of Senior Housing - Managed communities to new operators.
Net Gain on Sales of Real Estate
During the three months ended June 30, 2026, we recognized an aggregate net gain of $37.7 million related to the disposition of seven facilities, including a $46.1 million gain on sale related to the disposition of three facilities, partially offset by an $8.4 million net loss on sale related to the disposition of four facilities. During the three months ended June 30, 2025, we recognized an aggregate net gain of $10.0 million related to the disposition of six facilities.
Income from Unconsolidated Joint Ventures
During the three months ended June 30, 2026 and 2025, we recognized $2.2 million and $0.8 million of income from our unconsolidated joint ventures, respectively. The $1.4 million net increase is primarily related to a $0.8 million increase in revenues net of operating expenses primarily due to increased occupancy and rates and a $0.6 million decrease in depreciation expense primarily due to assets that have been fully depreciated.
Income Tax Expense
During the three months ended June 30, 2026 and 2025, we recognized $0.7 million and $0.5 million of income tax expense, respectively. The $0.2 million change is primarily due to higher taxable income.

Comparison of results of operations for the six months ended June 30, 2026 versus the six months ended June 30, 2025 (dollars in thousands):

	Six Months Ended June 30,		Increase / (Decrease)	Percentage Difference	Variance due to Acquisitions, Originations and Dispositions (1)	Remaining Variance (2)
	2026	2025
Revenues:
Rental and related revenues	$196,358	$195,860	$498	—%	$(2,550)	$3,048
Resident fees and services	245,487	156,432	89,055	57%	60,286	28,769
Interest and other income	15,774	20,401	(4,627)	(23)%	(4,449)	(178)
Expenses:
Depreciation and amortization	109,510	87,080	22,430	26%	23,893	(1,463)
Interest	58,188	54,648	3,540	6%	—	3,540
Triple-net portfolio operating expenses	7,429	7,177	252	4%	51	201
Senior housing - managed portfolio operating expenses	170,485	113,858	56,627	50%	38,688	17,939
General and administrative	31,681	25,242	6,439	26%	—	6,439
Provision for (recovery of) loan losses and other reserves	102,232	(400)	102,632	(25,658)%	101,341	1,291
Impairment of real estate	440	4,103	(3,663)	(89)%	(3,790)	127
Other income:
Other (expense) income	(2,738)	14,747	(17,485)	(119)%	—	(17,485)
Net gain on sales of real estate	37,717	9,974	27,743	278%	27,743	—
Income from unconsolidated joint ventures	4,136	1,050	3,086	294%	—	3,086
Income tax expense	(1,204)	(910)	(294)	32%	—	(294)
(1)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as a result of investments/dispositions made after January 1, 2025.
(2)    Represents the dollar amount increase (decrease) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 that is not a direct result of investments/dispositions made after January 1, 2025.
Rental and Related Revenues
During the six months ended June 30, 2026, we recognized $196.4 million of rental income compared to $195.9 million for the six months ended June 30, 2025. The $0.5 million net increase in rental income is related to (i) a $7.7 million increase in revenue as the result of changing our estimates of collectability for certain leases within our triple-net leased portfolio, lease amendments and annual rental increases based on changes in the Consumer Price Index, (ii) a $4.5 million net increase in revenue related to leases that are not accounted for on an accrual basis and (iii) a $1.4 million increase from properties acquired after January 1, 2025. These increases are partially offset by (i) a $7.5 million decrease related to facilities that were transitioned to Senior Housing - Managed communities after January 1, 2025, (ii) a $3.9 million decrease from properties disposed of after January 1, 2025 and (iii) a $1.3 million decrease related to facilities that were transitioned to new operators after January 1, 2025.
Our reported rental and related revenues may be subject to increased variability in the future as a result of lease accounting standards. If at any time we cannot determine that it is probable that substantially all rents over the life of a lease are collectible, rental revenue will be recognized only to the extent of payments received and all receivables associated with the lease will be written off, irrespective of amounts expected to be collectible. However, there can be no assurances regarding the timing and amount of these revenues. Amounts due under the terms of all of our lease agreements are subject to contractual increases, and contingent rental income may be earned from certain lease agreements. No material contingent rental income was derived during the six months ended June 30, 2026 and 2025.
Our rental income in future years will be impacted by changes in inflation. Certain of our lease agreements provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages that range from 1.0% to 5.0%.

Resident Fees and Services
During the six months ended June 30, 2026, we recognized $245.5 million of resident fees and services compared to $156.4 million for the six months ended June 30, 2025. The $89.1 million net increase is due to (i) a $60.9 million increase related to 18 Senior Housing - Managed communities acquired after January 1, 2025, (ii) a $20.7 million increase related to eight facilities that were transitioned to Senior Housing - Managed communities after January 1, 2025 and (iii) a $9.5 million increase primarily related to increased occupancy and an increase in rates. These increases are partially offset by a $1.3 million decrease due to one Senior Housing - Managed community that was closed in August 2025 and a $0.6 million decrease due to one Senior Housing - Managed community that was disposed of after January 1, 2025.
Interest and Other Income
Interest and other income primarily consists of income earned on our loans receivable investments and preferred returns earned on our preferred equity investments. During the six months ended June 30, 2026, we recognized $15.8 million of interest and other income compared to $20.4 million for the six months ended June 30, 2025. The net decrease of $4.6 million is primarily due to investments that were repaid after January 1, 2025.
Depreciation and Amortization
During the six months ended June 30, 2026, we incurred $109.5 million of depreciation and amortization expense compared to $87.1 million for the six months ended June 30, 2025. The net increase of $22.4 million is due to a $26.1 million increase from properties acquired after January 1, 2025 and the acquisition of the operations of five Senior Housing - Managed communities previously leased to the tenant under triple-net operating leases and a $1.4 million increase from additions to real estate. These increases are partially offset by a $3.5 million decrease due to assets that have been fully depreciated and a $2.2 million decrease from properties disposed of after January 1, 2025.
Interest
We incur interest expense comprised of costs of borrowings plus the amortization of deferred financing costs related to our indebtedness. During the six months ended June 30, 2026, we incurred $58.2 million of interest expense compared to $54.6 million for the six months ended June 30, 2025. The $3.5 million net increase is primarily related to an increase in interest expense related to borrowings under the Credit Agreement.
Triple-Net Portfolio Operating Expenses
During the six months ended June 30, 2026, we recognized $7.4 million of triple-net portfolio operating expenses compared to $7.2 million for the six months ended June 30, 2025. The $0.3 million net increase is primarily due to adjustments in our estimates related to property taxes.
Senior Housing - Managed Portfolio Operating Expenses
During the six months ended June 30, 2026, we recognized $170.5 million of Senior Housing - Managed portfolio operating expenses compared to $113.9 million for the six months ended June 30, 2025. The $56.6 million net increase is primarily due to (i) a $39.3 million increase related to 18 Senior Housing - Managed communities acquired after January 1, 2025, (ii) a $13.6 million increase related to eight facilities that were transitioned to Senior Housing - Managed communities after January 1, 2025, (iii) a $2.5 million increase in employee compensation primarily due to increased labor rates and staffing, (iv) a $1.4 million increase in management fees and housekeeping costs due to increased occupancy and in dining expenses primarily due to outsourcing the service to a third party at certain communities, (v) a $0.8 million increase in advertising and marketing, (vi) a $0.4 million increase in utilities due to increased rates and usage and (vii) a $0.3 million increase in repairs and maintenance, partially offset by a $1.4 million decrease related to one Senior Housing - Managed community that was closed in August 2025 and a $0.6 million decrease related to one Senior Housing – Managed community that was disposed of after January 1, 2025.
General and Administrative
General and administrative expenses include compensation-related expenses as well as professional services, office costs, other costs associated with asset management, and acquisition costs. During the six months ended June 30, 2026, general and administrative expenses were $31.7 million compared to $25.2 million for the six months ended June 30, 2025. The $6.4 million net increase is primarily related to a $5.5 million increase in compensation for our teammates as a result of increased staffing, changes in performance-based payout assumptions on incentive compensation and annual salary adjustments and a $0.4 million increase related to hosting our 2026 Operator Conference during the six months ended June 30, 2026.

Provision for (Recovery of) Loan Losses and Other Reserves
During the six months ended June 30, 2026, we recognized a $102.2 million provision for loan losses and other reserves primarily associated with the reduced cash repayment of $200.0 million in full satisfaction of the $300.0 million Recovery Centers of America mortgage loan. During the six months ended June 30, 2025 we recognized a $0.4 million recovery of loan losses associated with our loans receivable investments.
Impairment of Real Estate
During the six months ended June 30, 2026, we recognized a $0.4 million impairment of real estate related to one closed facility and one sold facility. During the six months ended June 30, 2025, we recognized a $4.1 million impairment of real estate related to one sold facility.
Other (Expense) Income
During the six months ended June 30, 2026, we recognized $2.7 million of other expense primarily due to lease termination expense related to one community that was transitioned from our triple-net portfolio to Senior Housing - Managed communities. During the six months ended June 30, 2025, we recognized $14.7 million of other income, including the reclassification of $17.2 million of gain related to six previously terminated interest rate swaps from accumulated other comprehensive loss to other income as the related forecasted transactions were determined to be probable not to occur and $1.0 million of other income related to insurance proceeds received related to a fire that occurred at one of our Senior Housing - Managed communities in 2022, partially offset by $3.2 million of transition expenses related to the transition of Senior Housing - Managed communities to new operators.
Net Gain on Sales of Real Estate
During the six months ended June 30, 2026, we recognized an aggregate net gain of $37.7 million related to the disposition of seven facilities, including a $46.1 million net gain on sale related to the disposition of three facilities, partially offset by an $8.4 million net loss on sale from the disposition of four facilities. During the six months ended June 30, 2025, we recognized an aggregate net gain of $10.0 million related to the disposition of five skilled nursing/transitional care facilities and one behavioral health facility.
Income from Unconsolidated Joint Ventures
During the six months ended June 30, 2026 and 2025, we recognized $4.1 million and $1.1 million of income from our unconsolidated joint ventures, respectively. The $3.1 million net increase is primarily related to a $1.9 million increase in revenues net of operating expenses primarily due to increased occupancy and rates and a $1.2 million decrease in depreciation expense primarily due to assets that have been fully depreciated.
Income Tax Expense
During the six months ended June 30, 2026 and 2025, we recognized $1.2 million and $0.9 million of income tax expense, respectively. The $0.3 million change is primarily due to higher taxable income.
Funds from Operations and Adjusted Funds from Operations
We believe that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“Nareit”), and adjusted funds from operations (“AFFO”) (and related per share amounts) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, Nareit created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions and our share of gains or losses from real estate dispositions related to our unconsolidated joint ventures, plus real estate depreciation and amortization, net of amounts related to noncontrolling interests, plus our share of depreciation and amortization related to our unconsolidated joint ventures, and real estate impairment charges of both consolidated and unconsolidated entities when the impairment is directly attributable to decreases in the value of the depreciable real estate held by the entity. AFFO is defined as FFO excluding stock-based compensation expense, non-cash rental and related revenues, non-cash interest income, non-cash interest expense, non-cash portion of loss on extinguishment of debt, provision for (recovery of) loan losses and other reserves, non-

cash lease termination income and deferred income taxes, as well as other non-cash revenue and expense items (including noncapitalizable acquisition costs, transaction costs related to operator transitions and organizational or other restructuring activities, gain/loss on derivative instruments, and non-cash revenue and expense amounts related to noncontrolling interests) and our share of non-cash adjustments related to our unconsolidated joint ventures. We believe that the use of FFO and AFFO (and the related per share amounts), combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current Nareit definition or that interpret the current Nareit definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO to net income, the most directly comparable GAAP financial measure (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to Sabra Health Care REIT, Inc.	$(25,202)	$65,542	$15,678	$105,846
Depreciation and amortization of real estate assets	56,379	43,586	109,510	87,080
Depreciation and amortization of real estate assets related to noncontrolling interests	(122)	—	(244)	—
Depreciation and amortization of real estate assets related to unconsolidated joint ventures	1,477	2,043	3,004	4,223
Net gain on sales of real estate	(37,717)	(9,974)	(37,717)	(9,974)
Impairment of real estate	—	4,103	440	4,103
FFO attributable to Sabra Health Care REIT, Inc.	(5,185)	105,300	90,671	191,278
Stock-based compensation expense	4,089	2,704	7,187	5,415
Non-cash rental and related revenues	(3,654)	(3,903)	(5,253)	(6,331)
Non-cash interest expense	2,370	1,726	4,738	3,455
Provision for (recovery of) loan losses and other reserves	101,172	(227)	100,959	(400)
Other adjustments related to unconsolidated joint ventures	77	128	153	19
Other adjustments	638	(16,528)	1,145	(16,082)
AFFO attributable to Sabra Health Care REIT, Inc.	$99,507	$89,200	$199,600	$177,354

FFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$(0.02)	$0.44	$0.35	$0.79
AFFO attributable to Sabra Health Care REIT, Inc. per diluted common share	$0.39	$0.37	$0.78	$0.73

Weighted average number of common shares outstanding, diluted:
FFO	252,268,939	240,929,866	255,755,497	240,711,387
AFFO	256,733,670	241,996,970	256,640,712	241,865,769

The following table sets forth additional information related to certain other items included in net income above, and the portions of each that are included in FFO and AFFO, which may be helpful in assessing our operating results. Please refer to “—Results of Operations” above for additional information regarding these items (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
	Net Income		FFO		AFFO		Net Income		FFO		AFFO
Rental and related revenues:
Rental and related revenue recoveries	$1.6	$1.5	$1.6	$1.5	$—	$—	$1.5	$1.5	$1.5	$1.5	$—	$—
Provision for (recovery of) loan losses and other reserves	102.4	(0.2)	102.4	(0.2)	1.3	—	102.2	(0.4)	102.2	(0.4)	1.3	—
Other income (expense):
Non-cash gain on interest rate swaps	—	17.2	—	17.2	—	—	—	17.2	—	17.2	—	—
Lease termination expense	(2.9)	—	(2.9)	—	(2.9)	—	(2.9)	—	(2.9)	—	(2.9)	—
Transition costs	(0.2)	(3.2)	(0.2)	(3.2)	(0.2)	(3.2)	(0.2)	(3.2)	(0.2)	(3.2)	(0.2)	(3.2)
Insurance income	—	1.0	—	1.0	—	1.0	—	—	—	—	—	—
Liquidity and Capital Resources
As of June 30, 2026, we had approximately $1.3 billion in liquidity, consisting of unrestricted cash and cash equivalents of $231.6 million, available borrowings under our Revolving Credit Facility (as defined below) of $682.5 million and $411.8 million related to shares outstanding under forward sale agreements under our ATM Program (as defined below). The Credit Agreement and Term Loan Credit Agreement (as defined below) each contain an accordion feature that can increase the total available borrowings to $2.75 billion (from U.S. $1.4 billion plus CAD $150.0 million) and to $1.0 billion (from $500.0 million), respectively, subject to terms and conditions.
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
During each of the three and six months ended June 30, 2026, we issued 3.2 million shares in settlement of the remaining outstanding forward sale agreements under the Prior ATM Program, at a weighted average net price of $17.50 per share, after commissions and fees, resulting in net proceeds of $56.3 million.
As of June 30, 2026, no shares remained outstanding under the Prior ATM Program’s forward sale agreements.
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
During the three and six months ended June 30, 2026, we utilized the forward feature of the ATM Program to allow for the sale of up to 0.9 million and 7.3 million shares of our common stock, respectively, at an initial weighted average price of $20.72 and $20.26 per share, net of commissions, respectively.
As of June 30, 2026, 21.4 million shares (which amount includes the 7.3 million shares referenced in the prior paragraph) remained outstanding under the ATM Program’s forward sale agreements, with an initial weighted average price of $19.24 per share, net of commissions.
No other shares were sold under the ATM Program during the three and six months ended June 30, 2026.

As of June 30, 2026, we had $334.1 million available under the ATM Program. Subject to market conditions, we expect to use proceeds from our ATM Program to finance future investments in properties.
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
Cash Flows from Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $184.2 million. Operating cash inflows were derived primarily from the rental payments received under our lease agreements, resident fees and services net of the corresponding operating expenses, interest payments from borrowers under our loan and preferred equity investments and distributions from our unconsolidated joint ventures. Operating cash outflows consisted primarily of interest payments on borrowings and payment of general and administrative expenses, including corporate overhead. Increases to operating cash flows primarily relate to completed investment activity and decreases to operating cash flows primarily relate to disposition activity. Interest payment outflows are impacted by increases or decreases in borrowings and changes in interest rates. In addition, the change in operating cash flows was impacted by the timing of collections from our tenants and borrowers and fluctuations in the operating results of our Senior Housing - Managed communities. We expect our annualized cash flows provided by operating activities to fluctuate as a result of such activity.
Cash Flows from Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $18.6 million and included $292.5 million used for the acquisition of ten facilities, bed rights and land related to the development of one skilled nursing/transitional care facility and the operations of one Senior Housing - Managed community previously leased under a triple-net operating lease, $25.2 million used for additions to real estate, $1.0 million used to provide funding for loans receivable and $0.7 million used for fundings of preferred equity investments, partially offset by $205.1 million in repayments of loans receivable, $93.6 million of net proceeds from the sales of real estate and $2.3 million in repayments of preferred equity investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities was $5.3 million and included $151.3 million of dividends paid to stockholders, a $1.2 million contingent consideration payment and $1.1 million of principal repayments on secured debt, partially offset by $100.8 million of net borrowings from our Revolving Credit Facility and $47.7 million of proceeds from shares sold through our Prior ATM Program, net of costs related to payroll tax payments related to the issuance of common stock pursuant to equity compensation arrangements.
Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.

Senior Unsecured Notes. Our senior unsecured notes consisted of the following (collectively, the “Senior Notes”) as of June 30, 2026 (dollars in thousands):

Title	Maturity Date	Principal Balance (1)
5.38% senior unsecured notes due 2027 (the “2027 Notes”)	May 17, 2027	$100,000
3.90% senior unsecured notes due 2029 (the “2029 Notes”)	October 15, 2029	350,000
3.20% senior unsecured notes due 2031 (the “2031 Notes”)	December 1, 2031	800,000
		$1,250,000
(1)    Principal balance does not include discount, net of $6.4 million and deferred financing costs, net of $6.6 million as of June 30, 2026.
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements and “Subsidiary Issuer and Guarantor Financial Information” below for additional information concerning the Senior Notes, including information regarding the indentures and agreements governing the Senior Notes (the “Senior Notes Indentures”). As of June 30, 2026, we were in compliance with all applicable covenants under the Senior Notes Indentures.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Credit Agreement, including information regarding covenants contained in the Credit Agreement. As of June 30, 2026, we were in compliance with all applicable covenants under the Credit Agreement.
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
See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information concerning the Term Loan Credit Agreement.
Secured Indebtedness. As of June 30, 2026, eight of our properties held for investment were subject to secured indebtedness to third parties, and our secured debt consisted of the following (dollars in thousands):

Interest Rate Type	Principal Balance (1)	Weighted Average Interest Rate	Maturity Date
Fixed Rate	$42,955	2.86%	May 2031 - August 2051
(1)    Principal balance does not include deferred financing costs, net of $0.7 million as of June 30, 2026.
Interest. Our estimated interest and facility fee payments based on principal amounts of debt outstanding as of June 30, 2026, applicable interest rates in effect as of June 30, 2026, and including the impact of interest rate swaps are $54.9 million for the remainder of 2026, $89.2 million in 2027, $64.2 million in 2028, $63.8 million in 2029, $40.2 million in 2030 and $34.0 million thereafter.
Capital and Other Expenditures and Funding Commitments. For the six months ended June 30, 2026 and 2025, our aggregate capital expenditures were $25.2 million and $13.6 million, respectively. As of June 30, 2026, our aggregate commitment for future capital and other expenditures related to facilities leased under triple-net operating leases was approximately $75 million, of which $74 million will directly result in incremental rental income, and approximately $74 million is expected to be spent over the next 12 months. We also expect to fund capital expenditures related to our Senior Housing - Managed communities.

In addition, as of June 30, 2026, we have committed to provide up to an aggregate $7.9 million of future funding related to one preferred equity investment and three loan receivable investments.
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
We paid dividends of $151.3 million on our common stock during the six months ended June 30, 2026. On August 3, 2026, our board of directors declared a quarterly cash dividend of $0.30 per share of common stock. The dividend will be paid on August 31, 2026 to common stockholders of record as of the close of business on August 14, 2026.
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

	June 30, 2026	December 31, 2025
Total assets	$247,814	$79,440
Total liabilities	2,490,665	2,397,026

	Six Months Ended June 30, 2026
Total revenues	$445
Total expenses	85,202
Net loss	88,115
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
Management believes our current portfolio is reasonably diversified across healthcare related real estate and geographical location and does not contain any other significant concentration of credit risks. Our portfolio of 364 real estate properties held for investment as of June 30, 2026 is diversified by location across the U.S. and Canada.
For the three and six months ended June 30, 2026, no tenant relationship represented 10% or more of our total revenues.
Medicare Reimbursement Rates
For the six months ended June 30, 2026, 31.9% of our revenues was derived directly or indirectly from skilled nursing/transitional care facilities. Medicare reimburses skilled nursing facilities for Medicare Part A services under the Prospective Payment System (“PPS”), as implemented pursuant to the Balanced Budget Act of 1997 and modified pursuant to subsequent laws. PPS regulations predetermine a payment amount per patient, per day, based on a market basket index calculated for all covered costs.
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
On July 29, 2026, CMS issued a final rule regarding fiscal year 2027 Medicare rates for skilled nursing facilities providing an estimated net increase of 2.4% compared to fiscal year 2026 (comprised of (i) a market basket increase of 3.3% less (ii) a productivity adjustment of 0.9%). These figures do not incorporate any of the estimated value-based purchasing reductions for skilled nursing facilities. The new payment rates become effective on October 1, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
On June 8, 2026, Richard K. Matros, our Chief Executive Officer, President and Chair of our Board of Directors, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan provides for the potential sale of 200,000 shares of the Company’s common stock commencing September 8, 2026. The Rule 10b5-1 Plan terminates on the earlier of March 10, 2027 or the date all shares are sold.

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

SABRA HEALTH CARE REIT, INC.

Date: August 3, 2026	By:	/S/ RICHARD K. MATROS
Richard K. Matros
Chief Executive Officer, President and Chair
(Principal Executive Officer)

Date: August 3, 2026	By:	/S/ MICHAEL COSTA
Michael Costa
Chief Financial Officer, Treasurer and Executive Vice President
(Principal Financial Officer)